Form 10-K
period 2012-09-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2012-12-13
CIK 1547459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

COMMISSION FILE NUMBER: 001-35608

Natural Grocers by Vitamin Cottage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-5034161
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

12612 West Alameda Parkway

Lakewood, Colorado 80228

 (Address of principal executive offices)

(303) 986-4600

(Registrants telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non —accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reorting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of all common stock held by non-affiliates of the registrant as of July 25, 2012 was $127,571,426.  The registrant was a privately held company on March 30, 2012, which is the last business day of its second fiscal quarter.  As a result, the registrant is disclosing this information as of July 25, 2012, which was the initial trading date of the registrant’s common stock on the New York Stock Exchange.  The number of shares of the registrant’s common stock outstanding as of December 12, 2012 was 22,372,184.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2012.

Natural Grocers by Vitamin Cottage, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2012

i

Except where the context otherwise requires or where otherwise indicated, all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers,’’ and ‘‘the Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K includes forward-looking statements in addition to historical information. These forward-looking statements are included throughout this report on Form 10-K, including in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future” and similar terms and phrases to identify forward-looking statements in this report on Form 10-K.

The forward-looking statements contained in this report on Form 10-K are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those described in “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. Any forward-looking statement made by us in this report on Form 10-K speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

PART I

Item 1. Business.

General

Natural Grocers is a rapidly expanding specialty retailer of natural and organic groceries and dietary supplements. We focus on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We strive to generate long-term relationships with our customers based on transparency and trust by:

•                  selling only natural and organic groceries and dietary supplements that meet our strict quality guidelines—we do not approve for sale grocery products that are known to contain artificial colors, flavors, preservatives, sweeteners, or partially hydrogenated or hydrogenated oils;

•                  utilizing an efficient and flexible small-store format to offer affordable prices and a shopper-friendly retail environment; and

•                  enhancing our customers’ shopping experience by providing free science-based nutrition education to help our customers make well-informed health and nutrition choices.

Our History and Founding Principles

Our founders, Margaret and Philip Isely, were early proponents of the connection between health and the use of natural and organic products and dietary supplements. In the mid-1950’s, Margaret transformed her health and the health of her family by applying concepts and principles she learned from books on nutrition. This inspired the Iselys to provide the same type of nutrition education to their community. The Iselys initially started by lending books on nutrition and providing samples of whole grain bread door-to-door in Golden, Colorado and ultimately concluded they could develop a viable business that would also improve their customers’ well being. Over time, they fostered relationships through nutrition education and began taking orders for dietary supplements, whole grain bread and unprocessed foods. As their customers gained more knowledge about nutrition, they were empowered to make changes to their diets in order to support their health.

Using this model as the foundation for their business, the Iselys opened their first store in 1958, which they later moved to a modest cottage.

We are committed to maintaining the following founding principles, which have helped foster our growth:

•                  Nutrition Education.  We provide nutrition education in the communities we serve. Empowering our customers and our associates to take charge of their lives and their health is the foundation upon which our business is built.

•                  Quality.  Every product on our shelves must go through a rigorous screening and approval process. Providing the highest quality groceries and supplements; Natural Grocers branded products; and only United States Department of Agriculture (USDA), certified organic, fresh produce at the best prices in the industry is part of our mission.

•                  Everyday Affordable Pricing.  We work hard to secure the best possible prices on all of our customers’ favorite natural and organic foods and supplements. We believe everyone should be able to afford to take care of their health and buy quality natural and organic products.

•                  Community.  From free nutrition education lectures, to bag-free checkouts, to sourcing local products, to our donation program, we work hard to serve the communities that help shape our world.

•                  Associates.  Our associates are what makes our company great. We work hard to ensure that our associates are able to live a healthy, balanced lifestyle. We support them with free nutrition education programs, good pay and excellent benefits.

In 1998, the second generation of the family, including Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely purchased our predecessor and the Vitamin Cottage® trademark and assumed control of the business. Since then, we have grown our store count from 11 stores in Colorado to 59 stores in 12 states as of September 30, 2012. We have also implemented numerous organizational and operational improvements that have enhanced our ability to scale our operations. We believe that by staying true to our founding principles, we have been able to continue to attract new customers, extend our geographic reach and further solidify our competitive position.

Our Markets

We operate within the natural products retail industry, which is a subset of the large and stable U.S. grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers. The Nutrition Business Journal (NBJ) estimates the 2012 to 2020 compound annual growth rate of dietary supplement category sales at 6.5%, natural and organic food sales at 9.5% and natural personal care sales at 7.9%.  Overall, NBJ anticipates the compound annual growth rate of the nutrition industry at 7.5% from 2012 to 2020.

We believe the growth in sales of natural and organic foods and dietary supplements is being driven by numerous factors, including:

•                  an increasing consumer focus on high-quality nutritional products;

•                  heightened awareness of the importance of good nutrition to long-term wellness;

•                  an aging U.S. population seeking to support healthy aging;

•                  increasing consumer concerns over the purity and safety of food as a result of the presence of pesticide residues, growth hormones, artificial ingredients and genetically engineered ingredients in foods;

•                  increasing consumer concerns over the use of harmful chemical additives in body care and household cleaning supplies;

•                  the continued emergence of well-established natural and organic brands, which generate additional industry awareness and credibility with consumers; and

•                  a growing population of consumers with unique dietary requirements.

Our Competitive Strengths

We believe we are well-positioned to capitalize on favorable natural and organic grocery and dietary supplement industry dynamics as a result of the following competitive strengths:

Strict focus on high-quality natural and organic grocery products and dietary supplements.  We offer high-quality products and brands, including an extensive selection of widely-recognized natural and organic food, dietary supplements, body care products, pet care products and books. We offer our customers an average of approximately 19,500 SKUs of natural and organic products per store, including an average of approximately 7,000 SKUs of dietary supplements. We believe this product offering enables our customers to utilize our stores for all of their grocery and dietary supplement purchases. In our grocery departments, we only sell USDA certified organic produce and do not approve for sale products that are known to contain artificial colors, flavors, preservatives, sweeteners, or partially hydrogenated or hydrogenated oils. Consistent with this strategy, our merchandise selection does not include conventional products or merchandise that does not meet our strict quality guidelines. Our store managers enhance our robust product offering by customizing their stores’ selections to address the preferences of local customers. All products undergo a stringent review process to ensure the products we sell meet our strict quality guidelines, which helps us generate long-term relationships with our customers based on transparency and trust.

Engaging customer service experience based on education and empowerment.  We strive to consistently offer exceptional customer service in a shopper-friendly environment, which we believe creates a differentiated shopping experience and generates repeat visits from our loyal customer base. Our customer service model is focused on providing free nutrition education to our customers. This focus provides an engaging retail experience while also empowering our customers to make informed decisions about their health. We offer our science-based nutrition education through our trained associates, Health Hotline ® newsletter and sales flyer, one-on-one nutrition health coaching and nutrition classes. Our commitment to nutrition education and customer empowerment is emphasized throughout our entire organization, from executive management to store associates. Every store also maintains a Nutritional Health Coach SM position. The Nutritional Health Coach is responsible for training our store associates and educating our customers in accordance with applicable local, state and federal regulations. Each Nutritional Health Coach must have earned a degree or certificate in nutrition, human sciences or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. Substantially all of our Nutritional Health Coaches are full-time employees. We believe our Nutritional Health Coach position is unique within our industry and represents a key element of our customer service model.

Scalable operations and replicable, cost-effective store model.  We believe our scalable operating structure, attractive new store model, flexible real estate strategy and disciplined approach to new store development allow us to maximize store performance and quickly grow our store base. Our store model is successful in highly competitive markets and has supported significant growth outside of our original Colorado geography. We believe our supply chain and infrastructure are scalable and will accommodate significant growth based on the ability of our primary distribution relationships to effectively service our planned store locations. Our investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems support this growth. In addition, we have established effective site selection guidelines, as well as scalable procedures, to enable us to open a new store within approximately nine months from the time of site selection. Our limited offering of prepared foods also reduces real estate costs, labor costs and perishable inventory shrink and allows us to quickly leverage our new store opening costs.

Experienced and committed team with proven track record.  Our executive management team has an average of 35 years of experience in the natural grocery industry, while our entire management team has an average of over 27 years of relevant experience. Since the second generation of the Isely family assumed control of the business in 1998, we have grown our store count from 11 to 59 stores as of September 30, 2012 while remaining dedicated to our founding principles. Over their tenure, members of our executive management team have been instrumental in establishing a successful, scalable operating model, generating consistently strong financial results and developing an effective site selection and store opening process. The depth of our management experience extends beyond our home office. As of September 30, 2012, 42% of our store managers at comparable stores (stores open for 13 months or longer) have tenures of over four years with us, and our store and department managers at these stores have average tenures of three to four years with us. In addition, we have a track record of promoting store management personnel from within. We believe our management’s experience at all levels will allow us to continue to grow our store base while improving operations and driving efficiencies.

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Expand our store base.  We intend to continue expanding our store base through new store openings in existing markets, as well as penetrating new markets, by leveraging our core competencies of site selection and efficient store openings. Based upon our operating experience and research conducted for us by customer analytics firm The Buxton Company, we believe the entire U.S. market can support at least 1,100 Natural Grocers stores, including approximately 200 additional Natural Grocers stores in the 13 states in which we currently operate or have signed leases. In each of fiscal year 2012 and 2011, we opened ten new stores, and we plan to open 12 new stores in fiscal year 2013, one of which we opened in October 2012. We intend to target new store openings at or above our current levels over the near term.

*Includes signed leases: two leases in Montana, two leases in Texas, one lease in Nebraska and one lease in Oregon.

Increase sales from existing customers.  We have achieved positive comparable store sales growth for over 40 consecutive quarters. In order to increase our average ticket and the number of customer transactions, we plan to continue offering an engaging customer experience through science-based nutrition education and a differentiated merchandising strategy of delivering affordable, high-quality natural and organic grocery products and dietary supplements. We also plan to utilize targeted marketing efforts to our existing customers, which we anticipate will drive customer transactions and convert occasional, single-category customers into core, multi-category customers.

Grow our customer base.  We plan to continue building our brand awareness, which we anticipate will grow our customer base. We believe offering nutrition education has historically been one of our most effective marketing efforts to reach new customers and increase the demand for natural and organic groceries and dietary supplements in our markets. We intend to enhance potential customers’ nutrition knowledge through targeted marketing efforts, including the distribution of our Health Hotline newsletter and sales flyer, the Internet and social media, as well as an expansion of our educational outreach efforts in schools, businesses and communities, offering lectures, classes, printed and online educational resources and publications, health fairs and community wellness events. In addition to offering nutrition education, we intend to attract new customers with our everyday affordable pricing and to build community awareness through our support of local vendors and charities.

Improve operating margins.  We expect to continue to improve our operating margins as we benefit from investments we have made in fixed overhead and information technology, including the implementation of an SAP enterprise resource planning system in fiscal year 2010. We anticipate these investments will support our long-term growth strategy with only a modest amount of additional capital. We expect to achieve economies of scale through sourcing and distribution as we add more stores, and we intend to optimize performance, maintain appropriate store labor levels and effectively manage product selection and pricing to achieve additional margin expansion.

Our Stores

Our stores offer a comprehensive selection of natural and organic groceries and dietary supplements in a small-store format that aims to provide a convenient, easily shopped and relaxed environment for our customers. Our store design emphasizes a clutter-free, organized feel, a quiet ambience accented with warm lighting and the absence of aromas from meat and seafood counters present in many of our competitors’ stores. We believe our core customers consider us a destination stop for their natural and organic products and that we are their primary choice for natural and organic groceries and dietary supplements.

Our Store Format.  Our stores range from 5,000 to 14,500 selling square feet, and average approximately 9,700 selling square feet. In fiscal year 2012, our ten new stores averaged approximately10,800 selling square feet. Approximately one quarter of our stores’ selling square footage is dedicated to dietary supplements. Some of our stores also include a dedicated community room available for public gathering, demonstration kitchen for cooking education and lecture space. Our comparable stores sell an average of approximately 19,500 SKUs of natural and organic products per store, including an average of approximately 7,000 SKUs of dietary supplements. We begin to include stores in our comparable store base on the first day of the thirteenth full month following the store’s opening.

The following diagram depicts a typical new store layout:

Site Selection.  Our real estate strategy is adaptable to a variety of market conditions. When selecting locations for new stores, we use analytical models, based on research provided by The Buxton Company and our extensive experience to identify promising store locations. We typically locate new stores in prime locations which offer easy customer access and high visibility. Many of our stores are near other supermarkets or gourmet food retailers, and we complement their conventional product offerings with high-quality, affordable natural and organic groceries and dietary supplements in an efficient and convenient retail setting. Our site selection model incorporates factors such as target demographics, community characteristics, nearby retail activity and other measures in determining viable new store locations and is based on first-hand observation of the community’s characteristics surrounding each site. We have a team of associates dedicated to opening new stores efficiently and quickly, typically within nine months from the time of site selection.

Store Level Economics.  Historically our new stores opened since January 1, 2005 have required an upfront capital investment of approximately $1.9 million.  We anticipate that our fiscal 2013 new stores will require an upfront capital investment of approximately $2.3 million consisting of capital expenditures of approximately $1.8 million, net of tenant allowances, initial inventory of approximately $300,000, net of payables, and pre-opening expenses of approximately $180,000. We project that these stores will have higher first year sales and are targeting approximately four years to recoup our initial net cash investments and approximately 35% cash-on-cash returns by the end of the fifth year following the opening.

Individual new store investment levels and the performance of new store locations may differ widely from originally targeted levels and from store-to-store due to a variety of factors, and these differences may be material. In particular, investments in individual stores, store-level sales, profit margins, payback periods and cash-on-cash return levels are impacted by a range of risks and uncertainties beyond our control, including those described under the caption “Risk Factors.”

Our Focus on Nutrition Education

Nutrition education is one of our founding principles and is a primary focus for all associates. We believe our emphasis on science-based nutrition education differentiates us from our competitors and creates a unique shopping experience for our customers.

Our Nutritional Health Coaches are a core element of our nutrition education program. Most of our stores are staffed with a full-time Nutritional Health Coach to educate customers and train associates on nutrition. Nutritional Health Coaches must have earned a degree or certificate in nutrition, human sciences or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. Our Nutritional Health Coaches provide free one-on-one nutrition health coaching to educate and empower customers to make informed nutrition choices. Each Nutritional Health Coach is also responsible for various educational outreach activities, such as nutrition classes, lectures, seminars, health fairs and store tours. Our training and education programs are supplemented by outside experts, online materials and printed handouts. For our associates, our Nutritional Health Coaches are an onsite resource for nutrition training and education. Each Nutritional Health Coach trains our associates on using a compliant educational approach to customer service without attempting to diagnose or treat.

Additionally, we use our Health Hotline to educate our customers. The Health Hotline is a newsletter and sales flyer which is published eight times per year and includes in-depth articles on health and nutrition, along with a selection of sale items.

Our Products

Product Selection Guidelines.  We have a set of strict quality guidelines covering all products we sell. For example:

•                  we do not approve for sale food known to contain artificial colors, flavors, preservatives, sweeteners, or partially hydrogenated or hydrogenated oils, regardless of the proportion of its natural or organic ingredients;

•                  we only sell USDA certified organic produce;

•                  we only sell meats naturally raised without antibiotics, hormone treatments and that were not fed animal by-products; and

•                  we do not sell wine, beer, liquor or tobacco.

Our product review team analyzes all new products and approves them for sale based on ingredients, price and uniqueness within the current product set. We actively research new products in the marketplace via our product vendors, private label manufacturers, scientific findings, customer requests and general trends in popular media. Our stores are able to fully merchandise all departments by providing an extensive assortment of natural and organic products. We do not need to sell conventional products to fill our selection, increase our margins, or draw in more customers.

What We Sell.  We operate both a full-service natural and organic grocery store and a dietary supplement store within a single retail location. The following is a breakdown of our sales mix for the year ended September 30, 2012:

The products in our stores include:

•                  Grocery.  We offer a broad selection of natural and organic grocery products with an emphasis on minimally processed and single ingredient products that are not known to contain artificial colors, flavors, preservatives, sweeteners, partially hydrogenated oils or hydrogenated oils. Additionally, we carry a wide variety of products associated with special diets such as gluten free, vegetarian and non-dairy. Our grocery products include:

•                  Produce.  We sell only USDA certified organic produce with an emphasis on sourcing from local organic producers. Our selection varies based on seasonal availability, and we offer a variety of organic produce offerings that are not typically found at conventional food retailers.

•                  Bulk Food and Private Label Products.  We sell a wide selection of private label products, including nuts, water, dried fruits, grains, granolas, honey, agave nectar, herbs, spices and teas. We also sell peanut and almond butters ground in-store under the Natural Grocers brand.

•                  Dry, Frozen and Canned Groceries.  We offer a wide variety of natural and organic dry, frozen and canned groceries, including cereals, soups, frozen entrees and snack items. We offer a broad selection of natural chocolate bars, and energy, protein and food bars.

•                  Meats and Seafood.  We only offer naturally-raised or organic meat products. The meat products we offer are not treated with antibiotics, hormones or fed animal by-products. Additionally, we only buy from companies we believe employ humane animal-raising practices. Our seafood items are generally frozen at the time of processing and sold from our freezer section, thereby ensuring freshness and reducing food spoilage and safety issues.

•                  Dairy Products and Dairy Substitutes.  We offer a broad selection of natural and organic dairy products, such as cheeses, yogurts and beverages as well as non-dairy substitutes made from almonds, coconuts, rice and soy.

•                  Prepared Foods.  Our stores have a convenient selection of refrigerated prepared food items, including salads, sandwiches and wraps. The size of this offering varies by location.

•                  Bread and Baked Goods.  We receive regular deliveries of a wide selection of bakery products for our fresh bakery section, which includes an extensive selection of gluten-free items.

•                  Beverages.  We offer a wide variety of beverages containing natural and organic ingredients. We also offer low-cost, self-serve filtered drinking water that is dispensed into one-gallon or larger containers provided by our customers.

•                  Dietary Supplements.  Our dietary supplement department primarily sells name-brand supplements, as well as an extensive line of private label dietary supplements. The department is carefully organized to help both associates and customers find products efficiently. We generally offer several different formulations and potencies for each type of product in order to meet our customers’ varying needs.

•                  Other.

•                  Body Care.  We offer a full range of cosmetics, skin care, hair care, fragrance and personal care products containing natural and organic ingredients. Our body care offerings range from bargain-priced basics to high-end formulations.

•                  Pet Care.  We offer a full line of natural pet care and food products which comply with our human food guidelines.

•                  Household and General Merchandise.  We offer sustainable household products, including cleaning supplies, paper products, dish and laundry soap and other common household products.

•                  Books and Handouts.  We stock approximately 400 titles in our book department. Titles cover various approaches to diet, lifestyle and health. Additionally, we offer approximately 300 handouts on various health topics and dietary supplements to our customers free of charge.

Quality Assurance.  We endeavor to ensure the quality of the products we sell. We work with reputable suppliers we believe to be in compliance with established regulatory and industry guidelines. Our purchasing department requires a complete supplier and product profile as part of the approval process. Our dietary supplement suppliers must follow Food and Drug Administration (FDA) good manufacturing practices supported by quality assurance testing for both the base ingredients and the finished product. We expect our suppliers to comply with industry best practices for food safety.

Many of our suppliers are inspected and certified under the USDA National Organic Program, voluntary industry associations, and other third party auditing programs with regard to additional ingredients, manufacturing and handling standards. Each Natural Grocers store is certified as an organic handler and processor by an accredited USDA certifier in the calendar year after it opens. We operate all of our stores in compliance with National Organic Program standards, which require segregation of organic and conventional products, restricted use of certain substances for cleaning and pest control, and rigorous recordkeeping, among other requirements.

Our Pricing Strategy

We have an everyday affordable pricing strategy with an EDAP - Every Day Affordable Price SM on many products, while also providing special sale pricing on hundreds of additional items. We believe our everyday affordable pricing strategy allows our customers to shop our stores on a regular basis for their groceries and dietary supplements.

Our pricing strategies include the following:

•                  everyday affordable pricing throughout our stores;

•                  heavily advertised Health Hotline deals supported by manufacturer participation;

•                  in-store specials generally lasting for one month and not advertised outside the store;

•                  managers’ specials, such as clearance, overstock, short-dated or promotional incentives; and

•                  specials on seasonally harvested produce.

As we continue to expand our store base, we believe there are opportunities for increased leverage in fixed costs, such as administrative expenses, as well as increased economies of scale in sourcing products. We continually strive to keep our product, operating and general and administrative costs low in order to continue to offer attractive pricing for our customers.

Our Store Operations

Store Hours.  Our stores are open seven days a week, generally from 8:56 a.m. to 8:04 p.m. Monday through Saturday, and Sunday from 9:56 a.m. to 6:06 p.m.

Store Management and Staffing.  Our stores are managed by a manager and assistant manager, with department managers in each of the dietary supplement, grocery, dairy and frozen, produce, body care and receiving departments. Each store manager is responsible for managing his or her monthly store profit and loss, including labor, merchandising and inventory costs. We also employ regional managers to oversee all store operations for regions consisting of approximately 12 to 15 stores.

Each store is staffed with several non-management associates. To ensure a high level of service, associates receive ongoing nutrition training. Associates are carefully trained and evaluated based on a requirement that they present nutrition information in an appropriate and legally compliant educational context while interacting with customers. Additionally, store associates are cross-trained in various functions, including cashier duties, stocking and receiving product.

All associates are eligible to participate in our incentive compensation plan after 90 days of employment for management level associates and after one year of employment for non-management level associates. The criteria for incentive compensation include meeting sales projections, sales to labor hour goals and cost of goods sold metrics, which help align all store associates with both corporate and store-level financial goals. We have an established set of operating procedures, which includes hiring and human resource policies, training practices and operational instruction manuals. This allows each store to operate with strict accountability and still maintain independence to respond to its unique circumstances.

Every store also maintains a Nutritional Health Coach position. The Nutritional Health Coach is responsible for training our store associates and educating our customers in accordance with applicable local, state and federal regulations. Substantially all of our Nutritional Health Coaches are full-time employees.

Bulk Food Repackaging Facility and Distribution Center.  In September 2012 we moved to a new 107,000 square foot bulk food repackaging facility and distribution center in Golden, Colorado. The facility handles several different operational functions, including distribution of a limited number of grocery and dietary supplement lines. The facility also houses our private label bulk foods repackaging lines. The distribution center maintains a small fleet of commercial delivery trucks for use primarily within Colorado.

Inventory.  We use a robust merchandise management and perpetual inventory system that values goods at moving average cost. We manage shelf stock based on weeks-on-hand relative to sales, resupply time and minimum economic order quantity.

Sourcing and Vendors.  We source from over 600 suppliers, which include over 2,150 brands. These suppliers range from small mom-and-pop businesses to multi-national conglomerates. As of September 30, 2012, we purchased approximately 70.0% of the goods we sell from our top 20 suppliers.

We contract with third-party manufacturers to produce groceries and dietary supplements under our private labels, which include the Natural Grocers, Vitamin Cottage, Clarion and Builders Foundation brands. We have longstanding relationships with our suppliers, and we require disclosure from them regarding quality, freshness, potency and safety data information. Our bulk food private label products are packaged by us in pre-packed sealed bags to help prevent contamination while in transit and in our stores. Unlike most of our competitors, most of our private label nuts, trail mix and flours are refrigerated in our warehouse and stores to maintain freshness.

For the year ended September 30, 2012, approximately 46.7% of our total purchases were from United Natural Foods Inc., or UNFI. In addition, 6.6% of our purchases were from Albert’s Organics, a subsidiary of UNFI that distributes fresh produce and meat. We maintain good relations with UNFI and believe we have adequate alternative supply methods, including self-distribution.

Our Associates

Commitment to our associates is one of our five founding principles. Associates are eligible for health, disability and dental insurance coverage after they meet eligibility requirements. We believe we pay above average retail wages, and all associates earn an additional $0.75 per hour, up to $30 a week, in “Vitamin Bucks” which can be used to purchase products in our stores. It is important to us that our associates live a healthy, balanced lifestyle, and we believe the Vitamin Bucks incentive provides an additional resource for our associates to purchase natural and organic products. This further offers our associates the opportunity to become more familiar with our products, which we believe improves the customer service our associates are able to provide. Additionally, associates are offered a 401(k) retirement savings plan. We believe these and other factors result in higher retention rates and encourage our associates to appreciate our culture, which helps them better promote our brand.

As of September 30, 2012, we employed 1,370 full-time and 285 part-time (less than 30 hours per week) associates, including 149 associates at our home office. None of our associates is subject to a collective bargaining agreement. We believe we have good relations with our associates.

Our Customers

The growth in the natural and organic grocery and dietary supplement industries and growing consumer interest in health and nutrition has led to an increase in our core customer base. We believe the demand for affordable, nutritious food and dietary supplements are shared attributes of our core customers, regardless of their socio-economic status. Additionally, we believe our core customer prefers a retail store environment that offers carefully selected natural and organic products and dietary supplements. Our customers tend to be interested in health and nutrition, and expect our store associates to be highly knowledgeable about these topics and related products.

An analysis of our Health Hotline subscriber database indicates that our customers come from broad geographic segments, including urban, suburban, second city and rural areas, which reflects the varied characteristics and portability of our store locations.

Our Communities

One of our founding principles is to be an active member and steward of the communities we serve. As a commitment to this principle, we:

•                  provide extensive free educational services to customers in the form of lectures, classes, printed resources, online resources, publications and one-on-one nutrition coaching;

•                  participate in health fairs, school outreach, community wellness events and other activities to engage with and educate the community;

•                  disseminate new research on nutrition information;

•                  participate in the legislative and regulatory process at local, state and national levels so that our customers have access to quality food and dietary supplements and the educational resources to guide their own wellness;

•                  continually strive to source products and services from local producers and vendors;

•                  carefully collect all of our excess or distressed food and merchandise and donate it to local non-profit organizations;

•                  provide cash to local food banks, making donation determinations based on the number of customers who shop our stores with their own bags;

•                  do not provide paper or plastic bags at our registers and encourage use of reusable totes;

•                  reduce our energy costs and carbon footprint using efficient heating, ventilation and air conditioning; lighting; and refrigerating systems;

•                  implement strategies to eliminate excess packaging, energy and transportation costs;

•                  recycle and reuse paper, plastic, glass and electronic products whenever possible; and

•                  use healthy and environmentally responsible building materials and finishes in our new stores and remodels.

Marketing, Advertising and Online Sales

A significant portion of our marketing efforts is focused on educating our customers on the benefits of natural and organic grocery products and dietary supplements. Our customer outreach programs provide practical general nutrition knowledge to a variety of groups and individuals, schools, businesses, families and seniors. These educational efforts fulfill one of our founding principles and also offer us the opportunity to build relationships with our customers.

Health Hotline.  At the heart of our marketing efforts is our Health Hotline, a 20-page newsletter and sales flyer which is published eight times a year and mailed to over 160,000 subscribers by U.S. Mail. In addition, over 2.0 million abridged versions of the Health Hotline are inserted into the Sunday newspaper of many of our communities 35 times per year, and an email version is distributed approximately twice a month to over 48,000 subscribers. The Health Hotline contains a mix of six to eight in-depth health and nutrition articles, along with a selection of popular sale items. The articles are relevant, science-based and written to reflect the most recent research findings. Generally, we negotiate with our suppliers for significantly lower costs on Health Hotline sale items, which in turn allows us to offer low sale prices to our customers. We believe both store visits and online sales increase when the Health Hotline is published.

Web Sites and Social Media.  We maintain www.naturalgrocers.com as our official company website to host store information, sales flyers, educational materials, product information, policies and contact forms, advocacy and news items and e-commerce activities. We believe the continued growth of site visitors, page views and other metrics of our website shows that our content is timely and compelling to our communities. Our website is interlinked with other online and social media outlets, including Facebook, Foursquare, Google Places, YELP, Twitter, Pinterest and others.

Television Commercials.  We occasionally run television commercials in our markets. The spots are shot locally and primarily feature members of the Isely family.

Online Sales.  Internet sales accounted for less than 1% of our total sales in fiscal year 2012.

Competition

The food retail business is a large, highly-fragmented and competitive industry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway, mass or discount retailers such as Walmart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, specialty food retailers such as Sprouts and Trader Joe’s, warehouse clubs such as Sam’s Club and Costco, independent health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers and multi-level marketers. Each of these outlets competes with us on the basis of price, selection, quality, customer service, shopping experience or any combination of these factors. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements differentiates us in the industry.

Seasonality

Our business is active throughout the calendar year and does not experience significant fluctuation caused by seasonal changes in consumer purchasing.

Insurance and Risk Management

We use a combination of insurance and self-insurance to cover workers’ compensation, automobile and general liability, product liability, director and officers’ liability, associate healthcare benefits and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers and changes in discount rates could all affect ultimate settlements of claims. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Trademarks and Other Intellectual Property

We believe that our intellectual property is important to the success of our business. We have received the registration of trademarks not only for Vitamin Cottage and Health Hotline but also for our logo, Natural Grocers by Vitamin Cottage ®and Vitamin Cottage Natural Grocers® for appropriate categories of trade. We do not own or license for use any patents, franchises or concessions on which our business depends. Our trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are property maintained.

Information Technology Systems

We have made significant investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems. We use an SAP enterprise resource planning system with integrated merchandise management, reporting and accounting system at all of our stores, as well as at our bulk food repackaging facility and distribution center, and for corporate functions including accounting, reporting and purchasing. We completed our Company-wide SAP implementation in fiscal year 2010 including software to manage inventory management capability, such as purchasing, planning, receiving and production planning, and increased accounting and reporting functions, aided by the implementation of a data warehouse. Our enterprise resource planning, or ERP, system application support and hardware are outsourced, which allows us to focus on our core business.

Regulatory Compliance

The safety, formulation, manufacturing, processing, packaging, importation, labeling, promotion, advertising and distribution of products we sell in our stores, including private label products, are subject to regulation by several federal agencies, including the FDA, the Federal Trade Commission, or the FTC, the USDA, the Consumer Product Safety Commission and the Environmental Protection Agency and various agencies of the states and localities. Pursuant to the Food, Drug, and Cosmetic Act, or the FDCA, the FDA regulates the safety, formulation, manufacturing, processing, packaging, labeling, importation and distribution of food and dietary supplements (including vitamins, minerals, amino acids and herbs). In addition, the FTC has jurisdiction to regulate the promotion and advertising of these products.

Dietary Supplements.  The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994, or DSHEA. DSHEA established a framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements, defined “dietary supplement” and “new dietary ingredient” and established new statutory criteria for evaluating the safety of substances meeting the respective definitions. In the process, DSHEA removed dietary supplements and new dietary ingredients from pre-market approval requirements that apply to food additives and pharmaceuticals and established a combination of “notification” and “post marketing controls” for regulating product safety, however, non-dietary ingredients in a dietary supplement remain subject to the FDA’s food additive authorities. The FDA does not require notification to market a dietary supplement if it contains only dietary ingredients that were present in the U.S. food supply prior to DSHEA’s enactment on October 15, 1994. However, for a dietary ingredient not present in the food supply prior to this date, the manufacturer must provide the FDA with information supporting the conclusion that the ingredient will reasonably be expected to be safe at least 75 days before introducing a new dietary ingredient into interstate commerce. As required by the FSMA, the FDA issued draft guidance in July of 2011, which attempts to clarify when an ingredient will be considered a “new dietary ingredient,” the evidence needed to document the safety of a new dietary ingredient, and appropriate methods for establishing the identity of a new dietary ingredient. In particular, the new guidance may cause dietary supplement products available in the market before DSHEA to now be classified to include a “new dietary ingredient” if the dietary supplement product was produced using manufacturing processes different from those used in 1994.

DSHEA also empowered the FDA to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements. DSHEA expressly permits dietary supplements to bear statements describing how a product affects the structure, function and/or general well-being of the body. Although manufacturers must be able to substantiate any such statement, no pre-market approval authorization is required for such statements and manufacturers need only notify FDA that they are employing a given claim. No statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. DSHEA does, however, authorize supplement sellers to provide “third-party literature,” (e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits) in connection with the sale of a dietary supplement to consumers. This provision is an exception to the FDA’s broad powers over the promotion of regulated products. Accordingly, the authorization is limited and applies only if the publication is printed in its entirety, is not false or misleading, presents a balanced view of the available scientific information and does not “promote” a particular manufacturer or brand of dietary supplement, and is displayed in an area physically separate from the dietary supplements.

Food.  The FDA has comprehensive authority to regulate the safety of food and food ingredients other than dietary supplements. Food additives and food contact substances are subject to pre-market approvals or notification requirements. The FDA’s overall food safety authority was dramatically enhanced in 2011 with the passage of the Food Safety Modernization Act, or FSMA. The FSMA requires the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply us with food products. In addition, the FSMA requires the FDA to establish science-based minimum standards for the safe production and harvesting of produce, to identify “high risk” foods and “high risk” facilities and instructs the FDA to set goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States. With respect to both foods and dietary supplements, the FSMA meaningfully augments the FDA’s ability to access producers’ records and suppliers’ records which could permit the FDA to identify areas of concern it had not previously considered to be problematic for our suppliers and contract manufacturers. The FSMA gives the FDA authority to require food producers, distributors and sellers to recall adulterated or misbranded food if the FDA determines that there is a reasonable probability that the food will cause serious adverse health consequences to persons or animals. Additionally, the FSMA increases the FDA’s authority for administrative detentions of adulterated and misbranded foods. The FSMA is also likely to result in enhanced tracking and tracing of food requirements and, as a result, added recordkeeping burdens upon our suppliers and contract manufacturers.

The FDA also exercises broad jurisdiction over the labeling and promotion of food. Labeling is a broad concept that, under certain circumstances, extends even to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to ingredients, product weight, etc. The FDA administers a pre-market authorization program applicable to foods and supplements alike regarding the use of “nutrient content” claims (e.g., “high in antioxidants,” “low in fat,” etc.), “health” claims (claims describing the relationship between a food substance and a health or disease condition) and “natural and “all natural” claims. “Organic” claims, however, are primarily regulated by the USDA. In addition, the FDA has authority over products falsely or misleadingly labeled “organic.” Products labeled “organic” must be certified by an accredited agent as compliant with USDA-established standards.

FDA Enforcement.  The FDA has broad authority to enforce the provisions of the FDCA applicable to the safety, labeling, manufacturing and promotion of foods and dietary supplements, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention of food, request or order a recall of illegal products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the United States courts. Pursuant to the FSMA, the FDA also has the power to refuse the import of any food or dietary supplement from a foreign supplier that is not appropriately verified as in compliance with all FDA laws and regulations. Moreover, the FDA has the authority to administratively suspend the registration of any facility producing food, including supplements, deemed to present a reasonable probability of causing serious adverse health consequences.

Food and Dietary Supplement Advertising.  The FTC exercises jurisdiction over the advertising of foods and dietary supplements. The FTC has the power to institute monetary sanctions and the imposition of “consent decrees” and penalties that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims.

Compliance.  As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek certifications of compliance, representations and warranties, indemnification and/or insurance from our suppliers and contract manufacturers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from our stores. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain of their products and we have revised certain provisions of our sales and marketing program.

Furthermore, to ensure compliant practices, our associates working in our stores are trained regularly on how to provide customer service using an educational approach that is ethical, honest, accurate, and does not cross over into a scope of practice reserved for licensed healthcare professionals. For instance, we do not allow discussion of any “disease” or “cure.” Instead, we focus on how the structure and function of the body is affected by lifestyle choices and the different nutritional components of an individual’s diet, including those contained in dietary supplements. Our customers are encouraged to make informed decisions about their diet, lifestyle, and possible need for supplementation. We also conduct internal compliance reviews on all free nutrition literature that we make available to our customers upon request with the goal of ensuring that these materials only reference relevant dietary supplement ingredients and not any particular brands or products. One role of the Nutritional Health Coach is to oversee our FDA and FTC compliance measures. We believe that our nutrition education practices are in compliance with federal and state requirements, but a finding to the contrary could pose significant issues with respect to our business and reputation among our customers or otherwise have a material adverse effect on our business.

New or revised government laws and regulations affecting our business or our industry, such as those relating to genetically modified foods, could result in additional compliance costs and civil remedies. The risks associated with these laws and regulations are further described under the caption “Risk Factors”.

Available Information

Our website is located at www.naturalgrocers.com. We will make our periodic reports and other information filed with or furnished to the Securities and Exchange Commission, or SEC, available, free of charge, through our website as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information on our website or any other website is not incorporated by reference into this report on Form 10-K.

Item 1A. Risk Factors.

Our business, financial condition and results of operations can be impacted by a number of factors which could cause our actual results to vary materially from recent results or from our anticipated future results.  If any of the following risks actually occurs, our business, financial condition, results of operations, cash flow and prospects could be materially and adversely affected. As a result, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks related to our business

We may not be successful in our efforts to grow.

Our continued growth largely depends on our ability to successfully open and operate new stores on a profitable basis. During each of fiscal year 2012 and 2011, we opened ten new stores. We plan to open 12 new stores and remodel three stores in fiscal year 2013. Delays or failures in opening new stores, or achieving lower than expected sales in new stores, could materially and adversely affect our growth. Our plans for continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ and may require us to upgrade our management information system and our distribution infrastructure. We currently operate a single bulk food repackaging facility and distribution center, which houses our bulk food repackaging operation. In order to support our recent and expected future growth and to maintain the efficient operation of our business, we may need to add additional distribution centers in the future. These increased demands and operating complexities could cause us to operate our business less efficiently, which could materially and adversely affect our operations, financial performance and ability to grow in the future.

Our ability to successfully open new stores is dependent upon a number of factors, including our ability to select suitable sites for our new store locations; to negotiate and execute leases; to coordinate the contracting work on our new stores; to identify and recruit store managers, Nutritional Health Coaches and other staff; to secure and manage the inventory necessary for the launch and successful operation of our new stores; and to effectively promote and market our new stores. If we are ineffective in performing these activities, then our efforts to open and operate new stores may be unsuccessful or unprofitable, and we may be unable to execute our growth plans.

Although we target particular levels of cash-on-cash returns and capital investment for each of our new stores, new stores may not meet these targets. Any store we open may not be profitable or achieve operating results similar to those of our existing stores. There is also the potential that some of our new stores will be located near areas where we have existing stores, thereby reducing the sales of such existing stores.

If we are unable to successfully identify market trends and react to changing consumer preferences in a timely manner, our sales may decrease.

We believe our success depends, in substantial part, on our ability to:

•                  anticipate, identify and react to natural and organic grocery and dietary supplement trends and changing consumer preferences in a timely manner;

•                  translate market trends into appropriate, saleable product and service offerings in our stores before our competitors; and

•                  develop and maintain vendor relationships that provide us access to the newest merchandise on reasonable terms.

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions and the cost of these products. Our store offerings are currently composed of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings would have a material adverse effect on our business. Additionally, negative publicity over the safety of any such items may adversely affect demand for our products and could result in lower customer traffic, sales and results of operations.

If we are unable to anticipate and satisfy consumer merchandise preferences in the regions where we operate, our net sales may decrease, and we may be forced to increase markdowns of slow-moving merchandise, either of which could have a material adverse effect on our business, financial condition and results of operations.

Our inability to maintain or improve levels of comparable store sales could cause our stock price to decline.

We may not be able to maintain or improve the levels of comparable store sales that we have experienced in the past. In addition, our overall comparable store sales may fluctuate in the future. A variety of factors affect comparable store sales, including:

•                  our ability to execute our business strategy effectively, including successfully opening new stores that achieve sales consistent with our existing stores;

•                  consumer preferences;

•                  competition;

•                  economic conditions;

•                  product pricing and availability;

•                  in-store merchandising-related activities;

•                  consumer confidence;

•                  unusually strong initial sales performance by our new stores; and

•                  our ability to source and distribute products efficiently.

In addition, many specialty retailers have been unable to sustain high levels of comparable store sales during and after periods of substantial expansion. These factors may cause our comparable store sales results to be materially lower than in recent periods, which could have a material adverse effect on our business, financial condition and results of operations, and could result in a decline in the price of our common stock.

Our comparable store sales and quarterly financial performance may fluctuate for a variety of reasons.

Our comparable store sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our comparable store sales and quarterly financial performance, including:

•                  changes in our merchandising strategy or product mix;

•                  performance of our newer and remodeled stores;

•                  the effectiveness of our inventory management;

•                  the timing and concentration of new store openings, and the related additional human resource requirements and pre-opening and other start-up costs;

•                  the cannibalization of existing store sales by new store openings;

•                  levels of pre-opening expenses associated with new stores;

•                  timing and effectiveness of our marketing activities;

•                  seasonal fluctuations due to weather conditions and extreme weather-related disruptions;

•                  actions by our existing or new competitors, including pricing changes;

•                  supply shortages; and

•                  general U.S. economic conditions and, in particular, the retail sales environment.

Accordingly, our results for any one fiscal year or quarter are not necessarily indicative of the results to be expected for any other year or quarter, and comparable store sales of any particular future period may decrease. In the event of such a decrease, the price of our common stock would likely decline. For more information on our results of operations for the fiscal year 2012, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition and could negatively impact our ability to execute our growth strategy.

Adverse and uncertain economic conditions may impact demand for the products we sell in our stores. Consumer spending and levels of disposable income, including spending for natural and organic grocery and dietary supplement products that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wages, interest rates, the availability of credit, tax rates, housing market conditions, consumer confidence, political instability and consumer perception of economic conditions. The outbreak or escalation of war, the occurrence of terrorist acts or other hostilities in or affecting the United States, or concern regarding epidemics in the United States or in international markets could also lead to a decrease in spending by consumers. In the event of an economic slowdown, consumer spending could be adversely affected, and we could experience lower net sales than expected. We could be forced to delay or slow our new store growth plans, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to manage normal commercial relationships with our suppliers, manufacturers of our private label products, distributors, customers and creditors may suffer. Customers may shift purchases to lower- priced or other perceived value offerings during economic downturns. In particular, customers may reduce the amount of natural and organic products that they purchase and instead purchase conventional offerings, which generally have lower retail prices, at other stores. In addition, consumers may choose to purchase private label products at other stores rather than branded products because they are generally less expensive. Suppliers may become more conservative in response to these conditions and seek to reduce their production. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new customers and to provide products that appeal to customers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

We may be unable to compete effectively in our highly competitive markets.

The markets for natural and organic groceries and dietary supplements are highly competitive with few barriers to entry. Our competition varies by market and includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers and multi-level marketers. Many of our competitors are larger, more established and have greater financial, marketing and other resources than us, and may be able to adapt to changes in consumer preferences more quickly, devote greater resources to the marketing and sale of their products, or generate greater brand recognition. As a result, we may lose market share to our competitors, which could have a material adverse effect on our business, financial condition and results of operations.

Our inability to maintain or increase our operating margins could adversely affect our results of operations and the price of our stock.

We intend to continue to increase our operating margins by leveraging efficiencies of scale, improved systems, continued cost discipline, focus on appropriate store labor levels and disciplined product selection. If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the efficiencies of scale that we expect from expansion. If we are not able to continue to capture efficiencies of scale, improve our systems, continue our cost discipline, and maintain appropriate store labor levels and disciplined product selection, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to increase sales and reduce inventory shrink. As a result, our operating margins may stagnate or decline, which could have a material adverse effect on our business, financial condition and results of operations and adversely affect the price of our stock.

A reduction in traffic to anchor stores in the shopping areas in close proximity to our stores could significantly reduce our sales and leave us with unsold inventory, which could have a material adverse effect on our business, financial condition and results of operations.

Many of our stores are located in close proximity to shopping areas that may also accommodate other well-known anchor stores. Sales at our stores are derived, in part, from the volume of traffic generated by the other anchor stores in the shopping areas where our stores are located. Customer traffic may be adversely affected by regional economic downturns, a general downturn in the local area where our store is located, long-term nearby road construction projects, the closing of nearby anchor stores or other nearby stores or the decline of the shopping environment in a particular shopping area. Any of these events would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition and results of operation. In response to such events, we may be required to increase markdowns or initiate marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

If we or our third-party suppliers fail to comply with regulatory requirements, or are unable to provide products that meet our specifications, our business and our reputation could suffer.

If we or our third-party suppliers, including suppliers of our private label products, fail to comply with applicable regulatory requirements or to meet our specifications for quality, we could be required to take costly corrective action and our reputation could suffer. We do not own or operate any manufacturing facilities, except for our bulk food repackaging facility and distribution center discussed below, and therefore depend upon independent third-party vendors to produce our private label branded products, such as vitamins, minerals, dietary supplements, body care products, food products and bottled water. Third-party suppliers of our private label products may not maintain adequate controls with respect to product specifications and quality. Such suppliers may be unable to produce products on a timely basis or in a manner consistent with regulatory requirements. We depend upon our bulk food repackaging facility and distribution center for the majority of our private label bulk food products. We may also be unable to maintain adequate product specification and quality controls at our bulk food repackaging facility and distribution center, or produce products on a timely basis and in a manner consistent with regulatory requirements. In addition, we may be required to find new third-party suppliers of our private label products or to find third-party suppliers to source our bulk foods. There can be no assurance that we would be successful in finding such third-party suppliers that meet our quality guidelines.

We, as well as our vendors, are subject to numerous laws and regulations and our compliance with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, raise regulatory enforcement risks not present in the past or otherwise adversely affect our business, results of operations and financial condition.

As a retailer of food and dietary supplements and a seller of many of our own private label products, we are subject to numerous federal and state health and safety laws and regulations. Our suppliers and contract manufacturers are also subject to such laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacturing, packaging, labeling, distribution, advertising, sale, quality and safety of our products, as well as the health and safety of our employees and the protection of the environment. In the U.S., we are subject to regulation by various federal government agencies, including the FDA; the USDA; the FTC; Occupational Safety and Health Administration; the Consumer Product Safety Commission; and the Environmental Protection Agency; as well as various state and local agencies. We are also subject to the USDA’s Organic Rule, which facilitates interstate commerce and the marketing of organically produced food, and provides assurance to our customers that such products meet consistent, uniform standards. Compliance with the USDA’s Organic Rule also places a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings. In addition, our sales of dietary supplements are regulated under the DSHEA. DSHEA expressly permits dietary supplements to bear statements describing how a product affects the structure, function and general well-being of the body. However, no statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. If these laws and regulations were violated by our management, associates, suppliers, distributors or vendors, we could be subject to fines, penalties and sanctions, including injunctions against future shipment and sale of products, seizure and confiscation of products, prohibition on the operation of our stores, restitution and disgorgement of profits, operating restrictions and criminal prosecution.

In connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states. These events could interrupt the marketing and sales of products in our stores, including our private label products, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition and results of operations.

New or revised government laws and regulations, such as those relating to genetically modified foods and the FSMA, passed in January 2011, which grants the FDA greater authority over the safety of the national food supply, as well as increased enforcement by government agencies, could result in additional compliance costs and civil remedies. Specifically, the FSMA requires the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products. In addition, the FSMA requires the FDA to establish science based minimum standards for the safe production and harvesting of produce, requires the FDA to identify “high risk” foods and “high risk” facilities and instructs the FDA to set goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States.

With respect to both food and dietary supplements, the FSMA meaningfully augments the FDA’s ability to access a producer’s records and a supplier’s records. This increased access could permit the FDA to identify areas of concern it had not previously considered to be problematic either for us or for our suppliers. The FSMA is also likely to result in enhanced tracking and tracing of food requirements and, as a result, added recordkeeping burdens upon our suppliers. In addition, under the FSMA, the FDA now has the authority to inspect certifications and therefore evaluate whether foods and ingredients from our suppliers are compliant with the FDA’s regulatory requirements. Such inspections may delay the supply of certain products or result in certain products being unavailable to us for sale in our stores.

DSHEA established that no notification to the FDA is required to market a dietary supplement if it contains only dietary ingredients that were present in the U.S. food supply prior to DSHEA’s enactment. However, for a dietary ingredient not present in the food supply prior to DSHEA’s enactment, the manufacturer is required to provide the FDA with information supporting the conclusion that the ingredient will reasonably be expected to be safe at least 75 days before introducing a new dietary ingredient into interstate commerce. As required by the FSMA, the FDA issued draft guidance in July 2011, which attempts to clarify when an ingredient will be considered a “new dietary ingredient,” the evidence needed to document the safety of a new dietary ingredient, and appropriate methods for establishing the identity of a new dietary ingredient. In particular, the new guidance may cause dietary supplement products available in the market before DSHEA to now be classified to include a new dietary ingredient if the dietary supplement product was produced using manufacturing processes different from those used in 1994. Accordingly, the adoption of the draft FDA guidance or similar guidance could materially adversely affect the availability of dietary supplement products.

Furthermore, in recent years, the FDA has been aggressive in enforcing its regulations with respect to nutrient content claims (e.g., “low fat,” “good source of,” “calorie free,” etc.), unauthorized “health claims” (claims that characterize the relationship between a food or food ingredient and a disease or health condition), and other claims that impermissibly suggest therapeutic benefits for certain foods or food components. Such FDA actions with respect to such promotional practices can result in costly product changes, potential private litigation, bad publicity and loss of consumer goodwill.

We are also subject to laws and regulations more generally applicable to retailers, including labor and employment, taxation, zoning and land use. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability.

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have an adverse effect on our operating results.

The activities of our Nutritional Health Coaches and our nutrition education services may be impacted by government regulation or our inability to secure adequate liability insurance.

Some of the activities of our Nutritional Health Coaches who, among other duties, provide nutrition oriented educational services to our customers, may be subject to state and federal regulation, and oversight by professional organizations. In the past, the FDA has expressed concerns regarding summarized health and nutrition related information that (1) does not, in the FDA’s view, accurately present such information, (2) diverts a consumer’s attention and focus from FDA-required nutrition labeling and information or (3) impermissibly promotes drug-type disease related benefits. Although we have provided training to our Nutritional Health Coaches on relevant regulatory requirements, we cannot control the actions of such individuals, and our Nutritional Health Coaches may not act in accordance with such regulations. If our Nutritional Health Coaches or other employees do not act in accordance with regulatory requirements, we may become subject to penalties which could have a material adverse effect on our business. We believe we are currently in compliance with relevant regulatory requirements, and we maintain professional liability insurance on behalf of our Nutritional Health Coaches in order to mitigate risks associated with our Nutritional Health Coaches’ nutrition oriented educational activities. However, we cannot predict the nature of future government regulation and oversight, including the potential impact of any such regulation on the services currently provided by our Nutritional Health Coaches. Furthermore, the availability of professional liability insurance or the scope of such coverage may change, or our insurance coverage may prove inadequate, which may adversely impact the ability of our Nutritional Health Coaches to provide some services to our customers. The occurrence of any such developments could negatively impact the perception of our brand, our sales and our ability to attract new customers.

Our future business, results of operations and financial condition may be adversely affected by reduced availability of organic products.

Our ability to ensure a continuing supply of organic products at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow organic crops or raise organic livestock, the vagaries of these farming businesses and our ability to accurately forecast our sourcing requirements. The organic ingredients used in many of the products we sell are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilences. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, organic ingredients. Certain products we purchase from our suppliers include organic ingredients sourced offshore, and the availability of such ingredients may be affected by events in other countries. In addition, we and our suppliers compete with other food producers in the procurement of organic ingredients, which are often less plentiful in the open market than conventional ingredients. This competition may increase in the future if consumer demand for organic products increases. If supplies of organic ingredients are reduced or there is greater demand for such ingredients from us and others, we may not be able to obtain sufficient supply on favorable terms, or at all, which could impact our ability to supply products to our stores and may adversely affect our business, results of operations and financial condition.

The organic products we sell rely on independent certification and must comply with the requirements of independent organizations or certification authorities in order to be labeled as such. Certain products we sell in our stores can lose their “organic” certification if a contract manufacturing plant becomes contaminated with non-organic materials or if it is not properly cleaned after a production run, among other issues. The loss of any independent certifications could reduce the availability of organic products that we can sell in our stores and harm our business.

Disruptions affecting our significant suppliers, or our relationships with such suppliers, could negatively affect our business.

United Natural Foods Inc., or UNFI, is our single largest third-party supplier, accounting for approximately 46.7% of our total purchases in fiscal year 2012. Another 6.6% of our purchases were made through Albert’s Organics, a subsidiary of UNFI that distributes fresh produce and meat. During fiscal year 2012, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through 2016. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution agreement or the disruption, delay or inability of UNFI to deliver product to our stores may materially and adversely affect our operating results and we may be unable to establish alternative distribution channels on reasonable terms or at all.

Certain of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional import restrictions, unanticipated political changes, increased customs duties, labor disputes, health epidemics, adverse weather conditions, crop failure, acts of war or terrorism, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could increase our costs and materially harm our operations, business and financial condition. Our business is also subject to a variety of other risks generally associated with indirectly sourcing goods from abroad, such as political instability, disruption of imports by labor disputes and local business practices. In addition, new requirements imposed by the FSMA compel importers to verify that food products and ingredients produced by a foreign supplier comply with all applicable legal and regulatory requirements enforced by the FDA, which could result in certain products being deemed inadequate for import.

The current geographic concentration of our stores creates exposure to local economies, regional downturns or severe weather or catastrophic occurrences.

As of September 30, 2012, we have store concentration in Colorado and Texas, operating 31 stores and ten stores in those states, respectively, or a total of 69.5% of our stores. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population, competition, consumer preferences, new or revised laws or regulations, fires, floods or other natural disasters in these regions.

If we fail to maintain our reputation and the value of our brand, our sales may decline.

We believe our continued success depends on our ability to maintain and grow the value of the Natural Grocers by Vitamin Cottage brand. Maintaining, promoting and positioning our brand and reputation will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. Our brand could be adversely affected if we fail to achieve these objectives, or if our public image or reputation were to be tarnished by negative publicity. Our reputation could also suffer from real or perceived issues involving the labeling or marketing of our products as “natural.” Although the FDA and USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which would have a material adverse effect on our business, financial condition and results of operations.

Perishable food product losses could materially impact our results of operations.

Our stores offer a significant number of perishable products. Our offering of perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

The decision by certain of our suppliers to distribute their specialty products through other retail distribution channels could negatively impact our revenue from the sale of such products.

Some of the specialty retail products that we sell in our stores are not generally available through other retail distribution channels such as drug stores, conventional grocery stores, or mass merchandisers. In the future, our suppliers could decide to distribute such products through other retail distribution channels, allowing more of our competitors to offer these products, and adversely affecting the desirability of these products to our core customers, which could negatively impact our revenues.

Our ability to operate our business effectively could be impaired if we fail to retain or attract key personnel or are unable to attract, train and retain qualified employees.

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. The loss of any member of our senior management team, particularly Kemper Isely or Zephyr Isely, our Co-Presidents since 1998, or Heather Isely or Elizabeth Isely, our Executive Vice Presidents since 1998, could have a material adverse effect on our ability to operate our business, our financial condition and results of operations, unless, and until, we are able to find a qualified replacement. Furthermore, our ability to manage our new store growth will require us to attract, motivate and retain qualified managers, Nutritional Health Coaches and store associates who understand and appreciate our culture and are able to represent our brand effectively in our stores. Competition for such personnel is intense, and we may be unable to attract, assimilate and retain the personnel required to grow and operate our business profitably.

Any significant interruption in the operations of our bulk food repackaging facility and distribution center could disrupt our ability to deliver our merchandise in a timely manner.

Any significant interruption in the operation of our bulk food repackaging and distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, power outages, labor disagreements, or shipping problems, could adversely impact our ability to receive and process orders, and distribute products to our stores. Such interruptions could result in lost sales, cancelled sales and a loss of customer loyalty to our brand. While we maintain business interruption and property insurance, if the operation of our distribution facility were interrupted for any reason causing delays in shipment of merchandise to our stores, our insurance may not be sufficient to cover losses we experience, which could have a material adverse effect on our business, financial condition and results of operations.

A widespread health epidemic could materially impact our business.

Our business could be severely impacted by a widespread regional, national or global health epidemic. A widespread health epidemic may cause customers to avoid public gathering places such as our stores or otherwise change their shopping behaviors. Additionally, a widespread health epidemic could adversely impact our business by disrupting production and delivery of products to our stores and by impacting our ability to appropriately staff our stores.

Union activity at third-party transportation companies or labor organizing activities among our employees could disrupt our operations and harm our business.

Independent third-party transportation companies deliver the majority of our merchandise to our stores and to our customers. Some of these third parties employ personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our stores and excess inventory. While all of our employees are currently non-union, attempts on the part of our employees to organize labor or union activities among our employees could result in work slowdowns, reducing the efficiency of our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our management has limited experience managing a public company.

We are subject to various regulatory requirements, including those of the Securities and Exchange Commission, or the SEC, and The New York Stock Exchange, or the NYSE. These requirements include, among other things, record keeping, financial reporting and corporate governance rules and regulations. Our management team has limited experience in managing a public company. Our public company reporting obligations have increased demands on our internal infrastructure and resources, and although we have hired additional staff in order to comply with these requirements, we may be unable to hire, train or retain the staff necessary to comply with these requirements in the future.  In certain respects, since our initial public offering (our “IPO”) we have initially relied on outside consultants and professionals to overcome our lack of experience and to supplement our capacity. Our business could be adversely affected if we are unable to fulfill our public company obligations.

Future events could result in impairment of long-lived assets, which may result in charges that adversely affect our results of operations and capitalization.

Our total assets included long-lived assets totaling $65.5 million at September 30, 2012. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment evaluations require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future undiscounted cash flows of an asset group.

We have significant lease obligations, which may require us to continue paying rent for store locations that we no longer operate.

Our stores, bulk food repackaging facility and distribution center and administrative facility are leased. We are subject to risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all and may not be able to find replacement locations that will provide for the same success as a current store location. Of the current leases for our stores, three expire in fiscal 2013, two expire in fiscal 2014, two expire in fiscal 2015 and the remainder expires between fiscal 2016 and 2028.

Any material failure of our information systems could negatively impact our operations.

We are increasingly dependent on a variety of information systems to effectively manage the operations of our growing store base, including our supply chain, and to fulfill customer orders from our Internet business. The failure of our information systems to perform as designed, including the failure of our warehouse management software system to operate as expected or to support an expanded distribution facility, could have an adverse effect on our business and results of operations. Any material failure or slowdown of our systems could disrupt our ability to track, record and analyze our merchandise, and could negatively impact our operations, including, among other things, our ability to process and receive shipments of goods, process financial and credit card transactions and receive and process orders through our Internet business. Any security breaches of our information systems could disrupt our operational systems, resulting in a slowdown of our normal business activities or limitations on our ability to process credit card transactions. Moreover, leaks of proprietary information, including leaks of customers’ private data, could weaken customer confidence in our company and our ability to compete in the food retail marketplace, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, changes in technology could cause our information systems to become obsolete and it may be necessary to incur additional costs to upgrade such systems, and if our information systems prove inadequate to handle our growth, we could lose customers, which could have a material adverse effect on our business, financial condition and results of operations. Our Internet operations, while relatively small, are increasingly important to our business. We are also vulnerable to certain risks and uncertainties associated with our websites, including changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. Our failure to successfully respond to these risks could reduce Internet sales and damage our reputation.

Claims under our self-insurance program may differ from our estimates, which could materially impact our results of operations.

We currently maintain insurance customary for businesses of our size and type using a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, professional liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health-care benefits. There are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations. In addition, liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

If we are unable to protect our intellectual property rights, our ability to compete and the value of our brand could be harmed.

We believe that our trademarks or service marks, trade dress, copyrights, trade secrets, know-how and similar intellectual property are important to our success. In particular, we believe that the Natural Grocers by Vitamin Cottage name is important to our business, as well as to the implementation of our growth strategy. Our principal intellectual property rights include registered marks on Vitamin Cottage, Natural Grocers by Vitamin Cottage and Vitamin Cottage Natural Grocers, copyrights of our website content, rights to our domain names including www.vitamincottage.com and www.naturalgrocers.com, and trade secrets and know-how with respect to our product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark or service mark and copyright law, trade secret protection and confidentiality agreements with certain of our employees, consultants, suppliers and others to protect our proprietary rights. If we are unable to defend or protect or preserve the value of our trademarks or service marks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

Although several of our brand names are registered in the United States, we may not be successful in asserting trademark or service mark or trade name protection and the costs required to protect our trademarks or service marks and trade names may be substantial. In addition, the relationship between regulations governing domain names and laws protecting trademarks or service marks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks or service marks and other proprietary rights. Additionally, other parties may infringe on our intellectual property rights and may thereby dilute our brand in the marketplace. Third parties could also bring additional intellectual property infringement suits against us from time to time, to challenge our intellectual property rights. Any such infringement of our intellectual property rights by others, or claims by third parties against us, would likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. If we were to receive an adverse judgment in such a matter, we could suffer further dilution of our trademarks or service marks and other rights, which could harm our ability to compete as well as our business prospects, financial condition and results of operations.

Our products could cause unexpected side effects, illness, injury or death that could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation.

There is increasing governmental scrutiny of and public awareness regarding food safety. We believe that many customers hold us to a higher quality standard than other retailers. Unexpected side effects, illness, injury, or death caused by our products could result in the discontinuance of sales of our products or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment in which case our creditors could levy against our assets. The real or perceived sale of contaminated or harmful products would cause negative publicity regarding our company, brand, or products, which could in turn harm our reputation and net sales, which could have a material adverse effect on our business, financial condition and results of operations, or result in our insolvency.

Increase in the cost of raw materials could hurt our sales and profitability.

Many of the raw agricultural commodities used to make our private label products, including our bulk repackaged products, increased globally during fiscal year 2012, and are generally subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, energy prices, price inflation and general economic conditions and other unpredictable factors. An increase in the demand for, or the price of, raw agricultural commodities could cause our vendors to seek price increases from us, or may cause the retail price we charge for certain products to increase, in turn decreasing our sales of such products. As a result, our profitability may be adversely impacted through reduced gross margins or a decline in the number and average size of customer transactions. The cost of construction materials we use to build and remodel our stores is also subject to significant price volatility based on market and economic conditions. Higher construction material prices would increase the capital expenditures needed to construct a new store or remodel an existing store.

Energy costs are a significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability.

We utilize natural gas, water, sewer and electricity in our stores and use gasoline and diesel in our trucks that deliver products to our stores. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply or an anticipation of any such events will increase the costs of operating our stores. Our shipping costs have also increased recently due to rising fuel and freight prices, and these costs may continue to increase. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase which would impact our profitability, financial condition and results of operations.

Increases in certain costs affecting our marketing, advertising and promotions may adversely impact our ability to advertise effectively and reduce our profitability.

Postal rate increases, and increasing paper and printing costs affect the cost of our promotional mailings. Recent changes in postal rates have increased the cost of our Health Hotline mailings and increasing paper and printing costs have increased the cost of producing our Health Hotline newspaper inserts. In response to any future increase in mailing costs, we may consider reducing the number and size of certain promotional pieces. In addition, we rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not party to any long-term contracts for the supply of paper. We are also affected by increases in the cost of producing and broadcasting our television, radio and Internet advertising pieces. Recent changes in broadcast rates have resulted in an increase in the cost of our television commercials. In response to any future increase in broadcast costs, we may consider reducing the frequency, placement and length of certain promotional pieces. We are not party to any long-term contracts for broadcast time. Future increases in costs affecting our marketing, advertising and promotions could adversely impact our ability to advertise effectively and our profitability.

Our credit facility could limit our operational flexibility.

We had approximately $21.0 million of availability under our credit facility as of September 30, 2012, which we reduced to $15.0 million on October 31, 2012. As of September 30, 2012, no borrowings were outstanding.  Our credit facility is secured by a lien on substantially all of our assets and contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to incur additional indebtedness; grant liens; engage in certain merger, consolidation or asset sale transactions; make certain investments; make loans, advances, guarantees or acquisitions; engage in certain transactions with affiliates; or permit sale and leaseback transactions. We are also required to maintain certain financial ratios under our credit agreement, including a consolidated leverage ratio, a consolidated fixed charge ratio and a consolidated EBITDA to revenue ratio. These covenants could restrict our operational flexibility, including our ability to open stores, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under our revolving credit facility and, in certain circumstances, may allow the lender thereunder to require repayment.

We may need to raise additional debt or equity capital.

We depend primarily on cash flow from our operations, borrowings from our credit facility and a portion of the net proceeds from our IPO to fund our business and execute on our growth strategy. From time to time, we may be required to seek additional equity or debt financing in order to fund capital expenditures or to provide additional working capital for our business, or to fund the execution of our growth strategy. In addition, changes in economic conditions, or market conditions requiring a shift in our business model could result in our need for additional debt or equity financing. We cannot predict the timing or amount of any such capital requirements at this time. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all. If financing is not available to us on satisfactory terms, or at all, we may be unable to operate or expand our business or to successfully pursue our growth strategy, and our results of operations may suffer.  Pursuant to the NYSE Listed Company Rules, in order to rely on the “controlled company” corporate governance exemptions, the Isely family, or entities controlled by the Isely family, is required to retain more than 50% of the total voting power of our common shares for the election of directors.  As long as we intend to remain a “controlled company,” these voting requirements will constrain our ability to issue additional shares of our common stock in the future.

Our political advocacy activities may reduce our customer count and sales.

We believe our ability to profitably operate our business depends, in part, upon our access to natural and organic products and dietary supplements. We attempt to protect our interest in this access through ongoing and proactive political advocacy campaigns, including participation in education programs, petitions, letter writing, phone calls, policy conferences, advisory boards, industry groups, public commentary and meetings with trade groups, office holders and regulators. We may publicly ally with and support trade groups, political candidates, government officials and regulators who support a particular policy we consider important to our business and in alignment with our principles regarding access to natural and organic products and dietary supplements. We may, from time to time, publicly oppose other trade groups, candidates, officeholders and regulators whose point of view we believe will harm our business, or impede access to nutritious food and dietary supplements. In some cases, we may lose customers and sales because our political advocacy activities are perceived to be contrary to those customers’ points of view, political affiliations, political beliefs or voting preferences.

Effective tax rate changes and results of examinations by taxing authorities could materially impact our results of operations.

Our future effective tax rates could be adversely affected by our earnings mix being lower-than-historical results in states where we have lower statutory rates and higher-than-historical results in states where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service, or the IRS, and other state and local taxing authorities. Our results could be materially impacted by the determinations and expenses related to proceedings by the IRS and other state and local taxing authorities.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

Our anticipated growth, and continuing reporting obligations as a public company, is likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company, we will be required to document and test our internal controls over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, so that our management can periodically certify the effectiveness of such controls. As an “emerging growth company”, we have opted to take advantage of certain exemptions contained in the JOBS Act, and as a result, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. We expect that we will remain an “emerging growth company” until the earliest of (a) the last day of our fiscal year following the fifth anniversary of our IPO on July 25, 2012; (b) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we have (1) an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (2) been required to file annual, quarterly and current reports under the Exchange Act for a period of at least 12 calendar months, and (3) filed at least one annual report pursuant to the Exchange Act. As a result, we may qualify as an “emerging growth company” until as late as September 30, 2017. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not “emerging growth companies.” For so long as we are an “emerging growth company,” we will, among other things:

•                  not be required to comply with the auditor attestation requirements of section 404(b) of Sarbanes -Oxley;

•                  not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;

•                  not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;

•                  be exempt from any rule adopted by the Public Company Accounting Oversight Board, requiring mandatory audit firm rotation or a supplemental auditor discussion and analysis; and

•                  be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Although we do not believe that investors have found our common stock less attractive, since our IPO, because we rely on certain of these exemptions, we cannot predict if investors may in the future view our common stock less favorably as a result of our “emerging growth company” status.  If some investors in the future find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we have and will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Risks related to our stock

The market price of our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

The market price of our common stock is likely to fluctuate significantly from time to time in response to a number of factors, most of which we cannot control, including those described under “—Risks related to our business” and the following:

•                  differences between our actual financial and operating results and those expected by investors;

•                  fluctuations in our quarterly operating results;

•                  market conditions in our industry and the economy as a whole;

•                  changes in our earnings guidance;

•                  a change in the recommendation by any research analyst that follows our stock or any failure to meet the estimates made by research analysts;

•                  investor perceptions of our prospects and the prospects of the grocery and dietary supplement industries;

•                  the performance of our key vendors;

•                  announcements by us, our vendors or our competitors regarding performance, strategy, significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

•                  introductions of new product or new pricing policies by us or our competitors;

•                  failure to recruit or retain key personnel; and

•                  the level and quality of securities research analyst coverage for our common stock.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market price of equity securities.

Our current principal stockholders have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.

Members of the Isely family and certain persons, entities and accounts subject to a stockholders agreement relating to voting and limitations on the sale of shares, own or control approximately 59.6% of our common stock. Due to their holdings of common stock, members of the Isely family are able to continue to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, an amendment of our certificate of incorporation (except when a class vote is required by law), any merger or consolidation requiring common stockholder approval, and a sale of all or substantially all of the Company’s assets. Members of the Isely family have the ability to prevent change-in-control transactions as long as they maintain voting control of the Company. In addition, members of the Isely family and trusts controlled by them entered into a stockholders agreement by which they agreed to aggregate their voting power with regard to the election of directors.

In addition, because these holders have the ability to elect all of our directors, they are able to control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payments of dividends on our common stock and entering into extraordinary transactions, and their interests may not in all cases be aligned with your interests.

A substantial number of shares of our common stock will be eligible for sale in the near future, which could adversely affect our stock price and could impair our ability to raise capital through the sale of equity securities.

If certain of our stockholders sell, or the market perceives that certain of our stockholders intend to sell, in the public market, substantial amounts of our common stock, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a time and price we deem appropriate. As of September 30, 2012 we had 22,372,184 shares of common stock outstanding. The shares of common stock affected in that offering are freely tradable without restriction under the Securities Act of 1933, as amended, or Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act. Up to approximately 11,735,580 shares of our common stock could be sold upon the expiration of the 180-day lock-up period pursuant to the Lock-Up Agreements entered into with certain of the underwriters of our IPO.  As restrictions on resale end, the market price of our common stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them. Also, in the future, we may issue shares of our common stock in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of our common stock.

We do not anticipate paying dividends on our capital stock in the foreseeable future and capital appreciation may be your sole source of potential gain.

We anticipate that we will retain our future earnings, for the foreseeable future, in order to fund our growth strategy and for general corporate purposes. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors, or our board, and will depend upon many factors, including our financial condition, earnings, legal requirements, and restrictions in our debt agreements and other factors our board deems relevant. As a result, we can make no assurance that we will pay cash dividends to our stockholders in the future. Capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease to cover our company or fail to publish reports on us regularly, we may lose visibility in the financial markets, which could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our stock, or if our operating results do not meet their expectations, our stock price could decline.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change in control, even if a sale of the Company would be beneficial to our stockholders, which could cause our stock price to decline and prevent attempts by our stockholders to replace or remove our current management.

Several provisions of our certificate of incorporation and amended and restated bylaws could make it difficult for our stockholders to change the composition of our board, preventing them from changing the composition of management. In addition, the same provisions may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable.

These provisions include:

•                  a staggered, or classified, board of directors;

•                  authorizing our board of directors to issue “blank check” preferred stock without stockholder approval;

•                  prohibiting cumulative voting in the election of directors;

•                  limiting the persons who may call special meetings of stockholders;

•                  prohibiting stockholders from acting by written consent after the Isely family ceases to own more than 50% of the total voting power of our shares; and

•                  establishing advance notice requirements for nominations for election to our board or for proposing matters that can be acted on by stockholders at stockholder meetings.

These anti-takeover provisions could substantially impede the ability of our common stockholders to benefit from a change in control and, as a result, could materially adversely affect the market price of our common stock and your ability to realize any potential change-in-control premium.

We are a “controlled company” within the meaning of the NYSE Listed Company rules, and, as a result, rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

The Isely family, or entities controlled by the Isely family, own more than 50% of the total voting power of our common shares for the election of directors and we are a “controlled company” under NYSE corporate governance standards. As a controlled company, certain exemptions under NYSE standards free us from the obligation to comply with certain corporate governance requirements of the NYSE, including the requirements:

•                  that a majority of our board consists of “independent directors,” as defined under the rules of the NYSE;

•                  that our director nominees be selected, or recommended for our boards’ selection, either (1) by a majority of independent directors in a vote by independent directors, pursuant to a nominations process adopted by a board resolution, or (2) by a nominating and governance committee composed solely of independent directors with a written charter addressing the nominations process; and

•                  that the compensation of our executive officers be determined, or recommended to the board for determination, by a majority of independent directors in a vote by independent directors, or a compensation committee composed solely of independent directors.

Accordingly, for so long as we are a “controlled company,” you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Our costs have increased, and will further increase, significantly as a result of operating as a public company, and our management is and will be required to devote substantial time to complying with public company regulations.

Prior to our IPO we operated our business as a private company. As a public company, we are incurring and will further incur additional legal, accounting, compliance and other expenses that we did not incur as a private company. We are obligated to file with the SEC annual and quarterly reports and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, we are or will also become subject to other reporting and corporate governance requirements, including certain requirements of the NYSE, and certain provisions of Sarbanes-Oxley and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, which are imposing or will impose significant compliance obligations upon us.

Sarbanes-Oxley and Dodd-Frank, as well as rules subsequently implemented by the SEC and the NYSE, have imposed enhanced corporate governance and disclosure practices for public companies. Our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities. These changes will require a significant commitment of additional capital and resources. We may not be successful in implementing these requirements, and implementing them could materially adversely affect our business, results of operations and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired. If we do not implement such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE. Any such action could harm our reputation and the confidence of investors and customers in our company and materially adversely affect our business and cause our share price to fall.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

As of September 30, 2012, we had 59 stores located in 12 states, as shown in the chart below:

State	Number of Stores
Arizona	3
Colorado	31
Idaho	1
Kansas	3
Missouri	1
Montana	1
Nebraska	1
New Mexico	4
Oklahoma	1
Texas	10
Utah	1
Wyoming	2

In each of fiscal year 2012 and 2011, we opened ten new stores, and we plan to open a total of twelve new stores in fiscal year 2013. During fiscal year 2013, through the date of this report, we have opened one new store in Missoula, Montana. We have signed leases for an additional six of the 12 new stores expected to open in fiscal year 2013.

Our home office is located in Lakewood, Colorado. We occupy our home office under a lease for approximately 35,000 square feet that expires in 2026; this facility is co-located with one of our stores.  Additionally, we have a bulk food repackaging facility and distribution center located in Golden, Colorado.

All of our stores and facilities are leased, with varying terms and renewal options. The typical lease term is between ten and 15 years, with additional renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the current leases for our stores, three expire in fiscal year 2013, two expire in fiscal year 2014, two expire in fiscal year 2015 and the remainder will expire between fiscal years 2016 and 2028. We expect that we will be able to renegotiate these leases or relocate these stores as necessary.

In addition to new store openings, we remodel or relocate stores periodically in order to improve performance. For fiscal year 2013, we have three stores scheduled to be remodeled.

Item 3.  Legal Proceedings.

We periodically are involved in various legal proceedings that are incidental to the conduct of our business, including but not limited to employment discrimination claims and customer injury claims. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. Although we cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the New York Stock Exchange under the symbol “NGVC” since July 25, 2012, following the pricing of our IPO.  Prior to that date, there was no public market for our common stock.

Price Range of Our Common Stock

The following table shows the high and low sale prices per share of our common stock as quoted by the New York Stock Exchange for the fourth quarter of fiscal year 2012 following the $15.00 pricing of our IPO on July 25, 2012:

Fiscal year ended September 30, 2012	High	Low
Fourth Quarter (from July 25, 2012)	$23.30	$17.20

Holders of Record

As of September 30, 2012, there were 31 holders of record of our common stock, and the closing price of our common stock was $22.32.

Dividend Policy

We anticipate that we will retain our future earnings, for the foreseeable future, in order to fund our growth strategy and for general corporate purposes. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors, or our board, and will depend upon many factors, including our financial condition, earnings, legal requirements, and restrictions in our debt agreements and other factors our board deems relevant. Additionally, the revolving credit facility to which we are a party under which JPMorgan Chase Bank, N.A., or the bank, serves as the lender and administrative agent prohibits the payment of cash dividends to Natural Grocers by Vitamin Cottage, Inc., the holding company, from Vitamin Cottage Natural Food Markets, Inc., the operating company, without the bank’s consent except when no default or event of default exists.  If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business.

Performance Graph

The graph below compares the cumulative return to shareholders of our common stock relative to the cumulative total returns of the NYSE Composite Index and the S&P Food Retail Index from July 25, 2012 to September 30, 2012, which is the amount of time our stock has been trading publicly following our IPO on July 25, 2012.  The graph tracks the performance of a $100 investment in our common stock and in each of the indexes from July 25, 2012 to September 30, 2012.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Use of Proceeds From Registered Securities

We filed a Registration Statement on Form S-1 (File No. 333-182186) in connection with our IPO, which was declared effective by the Securities and Exchange Commission on July 24, 2012.  The Registration Statement registered an aggregate of 7,142,857 shares of our common stock, of which 3,623,793 shares were offered for sale by us and 3,519,064 shares were offered for sale by the selling stockholders referenced in the registration statement. Additionally, we and the selling stockholders granted the underwriters an overallotment option to purchase 543,574 shares from us and 527,854 shares from the selling stockholders.  On July 25, 2012, all 8,214,285 of the shares offered in the offering, including the shares issuable upon the underwriter’s exercise of the overallotment option, were sold to the public at an offering price of $15.00 per share.  Upon the completion of the sale of the shares referenced in the preceding sentence, the offering terminated.  We received proceeds from the sale of 4,167,367 shares sold by us at an offering price of $15.00.

The underwriters of our IPO were SunTrust Robinson Humphrey, Inc., Piper Jaffray & Co., William Blair & Company, L.L.C. and Canaccord Genuity Inc.  The underwriters received underwriting discounts and commissions in the offering of $4,375,735 from the Company and $4,249,264 from the selling stockholders.  The net offering proceeds received by the Company and our uses of the net proceeds since the offering are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II of this annual report.  We incurred additional expenses of $2,716,616 in connection with the offering.  Further, $334,579 of the Company’s net proceeds were used to pay the cash portion of the restricted stock award made to our Chief Financial Officer.  Other than the payment described in the preceding sentence, none of our directors, officers or holders of 10% or more of any class of our equity securities, or any affiliate of the Company, received any payment from the Company’s net offering proceeds.

Unregistered Sales of Equity Securities

Pursuant to our employment agreement with Sandra Buffa, our Chief Financial Officer, we issued 156,136 shares of our common stock to Ms. Buffa on July 25, 2012, following the consummation of our initial public offering, at $15.00 per share, as consideration for services provided by Ms. Buffa since her employment commenced in 2008.  The issuance of securities to Ms. Buffa was made in reliance upon Section 4(2) of the Securities Act, as amended, and did not involve any underwriters, underwriting discounts or commissions, or any public offering. Ms. Buffa represented her intention to acquire these securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued to her.

In connection with and immediately prior to the consummation of our IPO, we issued 670,056 shares of our common stock to the minority members of the Boulder Vitamin Cottage Group, LLC (or BVC), as consideration for their contribution to us of equity interests in BVC.  This issuance of our common stock was made in reliance upon Section 4(2) of the Securities Act, as amended, and Section 506 of Regulation D promulgated thereunder, and did not involve any underwriters, underwriting discounts or commissions, or any public offering. The persons and entities who received such securities represented their intention to acquire these securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued to them.

Item 6.  Selected Financial Data.

The following selected financial data presented below is derived from the Company’s consolidated financial statements and should be read in conjunction with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data”. Our historical results set forth below are not necessarily indicative of results to be expected for any future period.

	Year ended September 30,
	2012	2011	2010
Statements of Income Data:
Net sales	$336,385,372	264,544,046	226,910,054
Cost of goods sold and occupancy costs	237,328,764	187,162,252	159,797,435
Gross profit	99,056,608	77,381,794	67,112,619
Store expenses	72,157,131	57,609,690	47,162,167
Administrative expenses	12,732,100	10,396,891	9,630,646
Pre-opening and relocation expenses	2,173,181	1,964,186	1,292,965
Operating income	11,994,196	7,411,027	9,026,841
Other (expense) income:
Interest expense	(568,501)	(669,125)	(967,551)
Other income, net	6,096	34,784	3,050
Income before income taxes	11,431,791	6,776,686	8,062,340
Provision for income taxes	(3,955,219)	(2,166,800)	(2,465,772)
Net income	7,476,572	4,609,886	5,596,568
Net income attributable to noncontrolling interest	(827,772)	(1,106,075)	(1,188,605)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$6,648,800	3,503,811	4,407,963
Per Share Data:
Net income attributable to Natural Grocers by Vitamin Cottage, Inc. per common share
Basic	$0.30	0.16	0.20
Diluted	$0.30	0.16	0.20
Shares used in computation of net income attributable to Natural Grocers by Vitamin Cottage, Inc. per common share
Basic	22,372,184	22,372,184	22,372,184
Diluted	22,463,093	22,461,405	22,461,405
Pro Forma Statements of Income Data (Unaudited)(1):
Income before income taxes	$11,431,791	6,776,686	8,062,340
Pro forma provision for income taxes	(4,263,972)	(2,589,443)	(2,892,153)
Pro forma net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$7,167,819	4,187,243	5,170,187
Pro Forma Per Share Data (Unaudited)(2):
Pro forma net income per common share
Basic	$0.32	0.19	0.23
Diluted	$0.32	0.19	0.23
Other Financial Data (Unaudited):
EBITDA(3)	$21,948,535	15,136,589	14,540,071
EBITDA margin(4)	6.5%	5.7	6.4
Other Operating Data (Unaudited):
Number of stores at end of period	59	49	39
Change in comparable store sales(5)	11.6%	4.9	2.1
Gross square footage at end of period(6)	801,914	619,172	472,393
Selling square footage at end of period(6)	572,132	459,435	360,764
Average comparable store size (gross square feet)(7)	12,816	12,239	12,328
Average comparable store size (selling square feet)(7)	9,458	9,284	9,483
Comparable store sales per selling square foot during period(8)	$734	720	730

	As of September 30,
	2012	2011	2010
Selected Balance Sheet Data:
Cash and cash equivalents	$17,290,948	377,549	445,570
Total assets	125,661,696	78,915,383	60,271,761
Total debt(9)	5,808,341	28,442,429	23,747,951
Total stockholders’ equity	72,949,177	15,926,979	12,307,093

(1)                                 In connection with our IPO in July 2012, we purchased the 45% noncontrolling interest in BVC not previously owned by us.  Prior to the purchase of the noncontrolling interest, we held a controlling 55% interest in BVC for all periods presented.  As such, our consolidated statements of income include the revenues and expenses of BVC for all periods presented as required by generally accepted accounting principles in the United States of America, or GAAP. 45% of BVC’s net income has previously been reported as net income attributable to noncontrolling interest in our consolidated statements of income for the periods in which we did not own 100% of BVC. The pro forma financial data presented above illustrates what our net income would have been had we owned 100% of BVC for all periods presented. Our effective tax rate increased as a result of the BVC acquisition, as the income attributable to the noncontrolling interest was nontaxable income prior to the acquisition, but is included in our taxable income after the acquisition. The following table reconciles our effective tax rate to our pro forma effective tax rate had we owned 100% of BVC for all periods presented:

	Year ended September 30,
	2012	2011	2010

Statutory tax rate	34.0%	34.0	34.0
Nontaxable net income attributable to noncontrolling interest	(2.7)	(6.2)	(5.3)
State income taxes, net of federal income tax expense	3.0	3.4	2.5
Other, net	0.3	0.8	(0.6)
Effective tax rate	34.6	32.0	30.6
Pro forma adjustment to exclude nontaxable net income attributable to noncontrolling interest	2.7	6.2	5.3
Pro forma effective tax rate	37.3%	38.2	35.9

Effective October 31, 2012, BVC merged with and into our operating company and ceased to exist.

(2)                                 Pro forma per share data is calculated using pro forma net income had we owned 100% of BVC for all periods presented, as discussed above, divided by basic and diluted weighted average shares outstanding for the periods presented.

(3)                                 Earnings before interest, taxes, depreciation and amortization, or EBITDA, is not a measure of financial performance under GAAP. We define EBITDA as net income attributable to Natural Grocers by Vitamin Cottage, Inc. before interest expense, provision for income tax, net income attributable to the noncontrolling interest and depreciation and amortization. We believe EBITDA provides additional information about (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a measure in our debt covenants under the credit facility, and our incentive compensation plans base incentive compensation payments on our EBITDA performance. Furthermore, management believes investors use EBITDA as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period and would ordinarily add back non-cash expenses such as depreciation and amortization as well as items that are not part of normal day-to-day operations of our business such as interest expense and income taxes. By providing this non-GAAP financial measure, together with a reconciliation from net income attributable to Natural Grocers by Vitamin Cottage, Inc., we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Our competitors may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

•                  EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•                  EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•                  EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•                  EBITDA does not reflect our tax expense or the cash requirements to pay our taxes; and

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA does not reflect any cash requirements for such replacements.

Due to these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. We further believe that our presentation of these GAAP and non-GAAP financial measurements provide information that is useful to analysts and investors because they are important indicators of the strength of our operations and the performance of our business.

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA:

	Year ended September 30,
	2012	2011	2010
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$6,648,800	3,503,811	4,407,963
Net income attributable to noncontrolling interest	827,772	1,106,075	1,188,605
Net income	7,476,572	4,609,886	5,596,568
Interest expense	568,501	669,125	967,551
Provision for income taxes	3,955,219	2,166,800	2,465,772
Depreciation and amortization	9,948,243	7,690,778	5,510,180
EBITDA	$21,948,535	15,136,589	14,540,071

(4)                                 EBITDA margin is defined as the ratio of EBITDA to net sales. We present EBITDA margin because it is used by management as a performance measurement of EBITDA generated from net sales. See footnote 3 above for a discussion of EBITDA as a non-GAAP financial measure and a reconciliation of net income to EBITDA.

(5)                                 When calculating change in comparable store sales, we begin to include sales from a store in our comparable store base on the first day of the thirteenth full month following the store’s opening. We monitor the percentage change in comparable store sales by comparing sales from all stores in our comparable store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales.

(6)                                 Gross square footage and selling square footage at the end of the period include the square footage for all stores that were open as of the end of the period presented.

(7)                                 Average comparable store size for gross square feet and selling square feet are calculated using the average store size for all stores that were in the comparable store base as of the end of the period presented.

(8)                                 Comparable store sales per selling square foot is calculated using comparable store sales for the period divided by the weighted average selling square feet per store based on the amount of time the store was included in the comparable store base during the period.

(9)                                 Total debt includes notes payable to related parties, capital lease finance obligations, the outstanding principal balance of our term loan and outstanding borrowings on our revolving credit facility.  As of September 30, 2012, the term loan was fully repaid and no amounts were outstanding under our revolving credit facility.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto and “Selected Financial Data,” which are included elsewhere in this annual report. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to, those discussed under “Risk Factors” and included in other portions of this annual report. Such forward- looking statements are often identified with such words as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future” or similar words concerning future events. Actual results could differ materially from these forward-looking statements. All references to a “fiscal year” refer to a year beginning on October 1 of the previous year, and ending on September 30 of such year (for example “fiscal year 2012” refers to the year from October 1, 2011 to September 30, 2012).

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado, and as of September 30, 2012, we operated 59 stores in 12 states, including Colorado, Arizona, Idaho, Kansas, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Texas, Utah and Wyoming as well as a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from 5,000 selling square feet to 14,500 selling square feet, and a typical new store historically averaged approximately 9,700 selling square feet.  In fiscal year 2012, our ten new stores averaged approximately 10,800 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition has enabled us to continue to open new stores and enter new markets. In each of fiscal years 2012 and 2011, we opened ten new stores, and in each of fiscal years 2010 and 2009, we opened six new stores. We currently plan to open 12 new stores in fiscal year 2013, one of which we opened in October 2012 in Missoula, Montana, and have signed leases for six new store locations in Helena and Kalispell, Montana; Denton and Lubbock, Texas; Omaha, Nebraska; and Medford, Oregon.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

•                  Opportunities in the growing natural and organic grocery and dietary supplements industry.  Our industry, which includes organic and natural foods and dietary supplements, has had significant growth over the last several years, driven in large part by increased public interest in health and nutrition. Our results of operations have been and may continue to be materially and adversely affected by the timing and number of new store openings. The length of time it takes for a new store to become profitable can vary depending on a number of factors including location, competition, a new market versus an existing market, the strength of store management and general economic conditions. New stores generally have lower sales compared to mature stores, but typically grow at a faster rate than mature stores for several years after their opening date. Mature stores refer to stores that have been open for any part of five fiscal years or longer.

•                  Position within the broader grocery industry.  The grocery industry is highly competitive. Our competition varies by market and includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers. Customer shopping preferences are based on a number of factors, including price, selection, quality, customer service, shopping environment, location or any combination of these factors. Natural and organic groceries and dietary supplements continue to be some of the fastest growing segments in grocery retailing. The growth in the market has also driven our competitors to open new stores and enter new markets, which has had and may continue to have an impact on our results of operations for any given period.

•                  Impact of broader economic trends.  The grocery industry and our sales are affected by general economic conditions. A number of factors can affect the level of consumer spending, including economic conditions, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. Our sales were affected by the economic recession in fiscal years 2009 and 2010, as seen in our reduced comparable store sales growth year over year. In the twelve months ended September 30, 2008, 2009, 2010, 2011 and 2012 our comparable store sales grew 11.6%, 2.6%, 2.1%, 4.9% and 11.6%, respectively. While our comparable store sales did not decrease year over year in fiscal years 2009 and 2010, comparable store sales growth slowed substantially, due to lower growth in our average transaction size period over period.

Performance Highlights

Key highlights of our recent performance are discussed briefly below and are discussed in further detail throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•                  Net sales.  We reported net sales of approximately $336.4 million for the year ended September 30, 2012, which is a $71.8 million, or 27.2%, increase compared to net sales of $264.5 million for the year ended September 30, 2011. Net sales increased at a compound annual growth rate of 21.8% from fiscal year 2010 to fiscal year 2012.

•                  Comparable store sales.   Our comparable store sales for the year ended September 30, 2012 increased 11.6% over the year ended September 30, 2011. As of September 30, 2012, we have had over 40 quarters of consecutive growth in comparable store sales.

•                  Mature store sales.   Our mature store sales for the year ended September 30, 2012 increased 7.6% over the year ended September 30, 2011.  For fiscal year 2012, mature stores include all stores open during or before fiscal year 2007.

•                  Net income.  We reported net income of approximately $7.5 million for the year ended September 30, 2012 which increased $2.9 million, or 62.2%, when compared to net income of approximately $4.6 million for the year ended September 30, 2011.

•                  EBITDA.  We generated EBITDA of $21.9 million in the year ended September 30, 2012, which increased $6.8 million, or 45.0%, from $15.1 million in the year ended September 30, 2011. EBITDA increased $597,000, or 4.1%, to $15.1 million in the year ended September 30, 2011 from $14.5 million in the year ended September 30, 2010. Our EBITDA has increased steadily, with a compound annual growth rate of 22.9% from fiscal year 2010 to fiscal year 2012. EBITDA is not a measure of financial performance under GAAP. Items excluded from EBITDA are significant components in understanding and assessing our financial performance. Refer to the “Selected Financial Data” section of this annual report for a reconciliation of net income to EBITDA.

•                  Liquidity.  We had approximately $17.3 million in cash and cash equivalents and $1.8 million in available-for-sale securities as of September 30, 2012, as well as $21.0 million available under our revolving credit facility. On October 31, 2012 we amended our revolving credit facility and reduced the amount available from $21.0 million to $15.0 million.

•                  New store growth.  We have opened 32 new stores since the beginning of fiscal year 2009, ending with 59 stores as of September 30, 2012. We opened six, six, ten and ten new stores in the years ended September 30, 2009, 2010, 2011 and 2012, respectively. We opened four new stores during the three months ended September 30, 2012.

Outlook

We believe there are several key factors that have contributed to our success and will enable us to continue to expand profitably and increase our comparable store sales, including a loyal customer base, increasing basket size, growing consumer interest in nutrition and wellness, a differentiated shopping experience that focuses on customer service, nutrition education and a shopper friendly retail environment, and our focus on high quality, affordable natural and organic groceries and dietary supplements.

We plan for the foreseeable future to continue opening new stores and entering new markets at or above recent levels of growth. During the past few years, we have successfully expanded our infrastructure to enable us to support our continued growth. This has included successfully implementing an enterprise resource planning, or ERP, system in fiscal year 2010, hiring key personnel and developing efficient, effective new store opening construction and operations processes and the relocation and expansion of our bulk food repackaging facility and distribution center, which moved in September 2012. We believe there are attractive opportunities for us to continue to expand our store base and focus on increasing comparable store sales. As we continue to expand our store base, we believe there are opportunities for increased leverage in fixed costs, such as administrative expenses, as well as increased economies of scale in sourcing products.  However, due to our commitment to providing high-quality products at affordable prices, such economies of scale may not be reflected in our gross margin in the near term. This opportunity for increased leverage will be slightly offset by higher administrative expenses that we expect to incur as a result of being a public company, of approximately $1.2 million annually beginning in fiscal year 2013, such as additional legal, accounting, insurance, stock-based compensation and board of director expenses. Additionally, higher costs of our bulk food repackaging facility and distribution center as a result of the recent relocation and expansion may not be offset by retail price changes in the near term.

Key Financial Metrics in Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key measures are as follows:

Net sales

Our net sales are comprised of gross sales net of discounts, in-house coupons, returns and allowances. In comparing net sales between periods we monitor the following:

•                  Change in comparable store sales.  We begin to include sales from a store in comparable store sales on the first day of the thirteenth full month following the store’s opening. We monitor the percentage change in comparable store sales by comparing sales from all stores in our comparable store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. Our comparable store sales data may not be presented on the same basis as our competitors. We use the terms “new stores” and “non-comparable stores” to refer to stores that have been open for less than thirteen months.

•                  Change in mature store sales.  We begin to include sales from a store in mature store sales after the store has been open for any part of five fiscal years (for example, our mature stores for fiscal year 2012 are stores that opened during or before fiscal year 2007).  We monitor the percentage change in mature store sales by comparing sales from all stores in our mature store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year.  When a store that is included in mature store sales is remodeled or relocated, we continue to consider sales from that store to be mature store sales. Our mature store sales data may not be presented on the same basis as our competitors.

•                  Transaction count.  Transaction count represents the number of transactions reported at our stores over such period and includes transactions that are voided, return transactions and exchange transactions.

•                  Average transaction size.  Average transaction size is calculated by dividing net sales by transaction count for a given time period. We use this metric to track the trends in average dollars spent in our stores per customer transaction.

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility and distribution center), buying costs, shrink and store occupancy costs. Store occupancy costs include rent payments, common area maintenance and real estate taxes. The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors. As a result, our cost of goods sold and occupancy costs data included in this annual report may not be comparable to similar data made available by our competitors. New stores typically have higher occupancy costs as a percentage of sales compared to comparable stores, as new stores generally experience lower sales combined with fixed occupancy costs. Occupancy costs as a percentage of sales typically decrease as new stores increase sales and mature.

Gross profit and gross margin

Gross profit is equal to our net sales less our cost of goods sold and occupancy costs. Gross margin is gross profit as a percentage of sales. Gross margin is impacted by changes in retail prices, product costs, occupancy costs, changes in the mix of products sold and the rate at which we open new stores.

Store expenses

Store expenses consist of store level expenses, such as salary and benefits, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations. The majority of store expenses are composed of salary related expenses which we closely manage and which trend closely with sales. Labor related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores require a certain level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor related expenses as a percentage of sales typically decrease.

Administrative expenses

Administrative expenses consist of home office related expenses, such as salary and benefits, stock-based compensation, office supplies, hardware and software expenses, depreciation expense, occupancy costs (including rent, common area maintenance, real estate taxes and utilities), professional services expenses, expenses associated with our board of directors and other general and administrative expenses. We expect that our administrative expenses will increase in future periods due to additional legal, accounting, insurance, stock-based compensation and other expenses we expect to incur as a result of being a public company.

Pre-opening and relocation expenses

Pre-opening and relocation expenses may include rent expense, salaries, advertising, supplies and other miscellaneous costs incurred prior to the store opening. Rent expense is generally incurred approximately two to four months prior to a store’s opening date. Other pre-opening and relocation expenses are generally incurred in the 60 days prior to the store opening. Pre-opening and relocation costs are expensed as incurred.

Operating income

Operating income consists of gross profit less store expenses, administrative expenses and pre-opening and relocation expenses. Operating income can be impacted by a number of factors, including the timing of new store openings and store relocations which impacts the level of pre-opening and relocation expenses period over period, as well as increases in store expenses and administrative expenses. The amount of time it takes for new stores to become profitable can vary depending on a number of factors, including location, competition and general economic conditions.

Interest expense

Interest expense consists of the interest we pay on our outstanding indebtedness, which currently includes our revolving credit facility (which carries an interest rate on amounts outstanding as well as an unused commitment fee on available amounts) and related party notes payable.  Interest expense also includes interest associated with capital leases.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Year ended September 30,
	2012	2011	2010

Statements of Income Data:*
Net sales	100.0%	100.0	100.0
Cost of goods sold and occupancy costs	70.6	70.7	70.4
Gross profit	29.4	29.3	29.6
Store expenses	21.5	21.8	20.8
Administrative expenses	3.8	3.9	4.2
Pre-opening and relocation expenses	0.6	0.7	0.6
Operating income	3.6	2.9	4.0
Interest expense	(0.2)	(0.3)	(0.4)
Income before income taxes	3.4	2.6	3.6
Provision for income taxes	(1.2)	(0.9)	(1.1)
Net income	2.2	1.7	2.5
Net income attributable to noncontrolling interest	(0.2)	(0.4)	(0.6)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	2.0%	1.3	1.9

* Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	59	49	39
Store unit count increase period over period	20.4%	25.6	18.2
Change in comparable store sales	11.6%	4.9	2.1

Year ended September 30, 2012 compared to the year ended September 30, 2011

The following table summarizes our results of operations and other operating data for the periods presented:

	Year ended September 30,		Increase (Decrease)
	2012	2011	Dollars	Percent
Statements of Income Data:
Net sales	$336,385,372	264,544,046	71,841,326	27.2%
Cost of goods sold and occupancy costs	237,328,764	187,162,252	50,166,512	26.8
Gross profit	99,056,608	77,381,794	21,674,814	28.0
Store expenses	72,157,131	57,609,690	14,547,441	25.3
Administrative expenses	12,732,100	10,396,891	2,335,209	22.5
Pre-opening and relocation expenses	2,173,181	1,964,186	208,995	10.6
Operating income	11,994,196	7,411,027	4,583,169	61.8
Other income (expense):
Dividends and interest income	6,096	10,077	(3,981)	(39.5)
Interest expense	(568,501)	(669,125)	100,624	(15.0)
Other income, net	—	24,707	(24,707)	n/a
Income before income taxes	11,431,791	6,776,686	4,655,105	68.7
Provision for income taxes	(3,955,219)	(2,166,800)	(1,788,419)	82.5
Net income	7,476,572	4,609,886	2,866,686	62.2
Net income attributable to noncontrolling interest	(827,772)	(1,106,075)	278,303	(25.2)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$6,648,800	3,503,811	3,144,989	89.8%
Other Operating Data:
Number of stores at end of period	59	49
Store unit count increase period over period	20.4%	25.6
Change in comparable store sales	11.6%	4.9

Net sales

Net sales increased $71.8 million, or 27.2%, to $336.4 million for the year ended September 30, 2012 compared to $264.5 million for the year ended September 30, 2011 due to a $41.3 million increase in non-comparable store sales and a $30.5 million, or 11.6%, increase in comparable store sales. The increase in comparable store sales was due to a 7.0% increase in transaction count and a 4.3% increase in average transaction size at comparable stores. Comparable store average transaction size increased to $34.88 in the year ended September 30, 2012 from $33.43 in the year ended September 30, 2011.

Gross profit

Gross profit totaled $99.1 million for the year ended September 30, 2012 compared to $77.4 million for the year ended September 30, 2011. Cost of goods sold and occupancy costs increased $50.2 million, or 26.8%, to $237.3 million for the year ended September 30, 2012 compared to $187.2 million for the year ended September 30, 2011 primarily due to an increase in cost of goods sold and occupancy costs from non-comparable stores. Gross margin increased to 29.4% for the year ended September 30, 2012 from 29.3% for the year ended September 30, 2011. Product margin remained relatively flat year over year with the increase in gross margin being driven by a decrease in occupancy costs as a percentage of sales. The decrease in occupancy costs as a percentage of sales was driven by leverage at comparable stores as a result of increased comparable store sales compared with fixed occupancy costs.

Store expenses

Store expenses increased $14.5 million, or 25.3%, to $72.2 million in the year ended September 30, 2012 from $57.6 million in the year ended September 30, 2011. Store expenses as a percentage of sales were 21.5% and 21.8% for the years ended September 30, 2012 and 2011, respectively. The decrease in store expenses as a percentage of sales was primarily due to a decrease in salary related expenses as a percentage of sales, and to a lesser extent, a decrease in advertising expense, offset by an increase in depreciation expense as a percentage of sales at new stores. Store labor related expenses as a percentage of sales decreased 0.3% for the year ended September 30, 2012 compared to the prior year, due to leverage from the increase in comparable store sales, as the increased salary related expenses required to support the sales growth was less than the increase in sales.  Direct store advertising expense as a percentage of sales decreased as a result of decreased production costs as we began producing our Health Hotline newsletter and sales flyer in-house in fiscal year 2012.  This decrease in production costs was offset by an increase in the volume of newspaper advertising as a result of entering new markets.  Additionally, in fiscal year 2012 store expenses included approximately $301,000 in loss on disposal of fixed assets primarily associated with the relocation of one store.

Administrative expenses

Administrative expenses increased $2.3 million, or 22.5%, to $12.7 million for the year ended September 30, 2012 compared to the year ended September 30, 2011, primarily due to a $1.1 million stock-based compensation expense and a $286,000 incentive compensation expense including payroll taxes associated with our IPO, as well as an increase in general and administrative positions in fiscal year 2012 to support our store growth.  Administrative expenses as a percentage of sales were 3.8% and 3.9% for the years ended September 30, 2012 and 2011, respectively. Excluding the approximately $1.4 million in stock-based and incentive compensation expenses associated with our IPO, administrative expenses as a percentage of sales were 3.4% and 3.9% for the years ended September 30, 2012 and 2011, respectively.  The decrease in administrative expenses as a percentage of sales was a result of our ability to support additional store investments and sales without proportionate investments in additional overhead.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $209,000, or 10.6%, in the year ended September 30, 2012 compared to the prior year due to the timing of new store openings and number of store relocations period over period. Additionally, we moved our bulk food repackaging and distribution center in fiscal year 2012.  Pre-opening and relocation expenses as a percentage of sales were 0.6% and 0.7% for the years ended September 30, 2012 and 2011, respectively. The numbers of stores opened, relocated and remodeled were as follows for the periods presented:

	Year ended September 30,
	2012	2011
New stores	10	10
Relocated stores	1	—
Remodeled stores	—	1
	11	11

Interest expense

Interest expense decreased $101,000, or 15.0%, in the year ended September 30, 2012 compared to the year ended September 30, 2011 due to the payoff of all outstanding amounts under the term loan and revolving credit facility in July 2012.  This decrease was offset by an increase in interest expense as a result of interest related to two capital lease finance obligations that were entered into in fiscal year 2012 and resulted in approximately $39,000 in interest expense in the three months ended September 30, 2012.

Income taxes

Our effective income tax rate for the years ended September 30, 2012 and 2011 was 34.6% and 32.0%, respectively. The increase in our effective income tax rate was primarily due to changes in nontaxable net income attributable to noncontrolling interest and, to a lesser extent, different state income tax rates in the states where we operate and the mix of our earnings in those states.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest decreased $278,000, or 25.2%, in the year ended September 30, 2012 compared to the year ended September 30, 2011, as a result of the purchase of the remaining noncontrolling interest in BVC in July 2012.  As a result of the purchase, we now own 100% of BVC.  Effective October 31, 2012, BVC merged with and into our operating company and ceased to exist.

Net income attributable to Natural Grocers by Vitamin Cottage, Inc.

Net income attributable to Natural Grocers by Vitamin Cottage, Inc. increased 89.8% to $6.6 million in the year ended September 30, 2012 from $3.5 million in the year ended September 30, 2011.  Pro forma net income attributable to Natural Grocers by Vitamin Cottage, Inc. (which illustrates net income as if we owned 100% of BVC for all periods presented) increased 71.2% to $7.2 million or $0.32 per diluted earnings per share.  Adjusted pro forma net income attributable to Natural Grocers by Vitamin Cottage, Inc.  (which illustrates net income as if we owned 100% of BVC for all periods presented, excluding the after tax impact of stock-based and incentive compensation expenses which were entirely contingent upon the completion of our IPO) increased 92.0% to $8.0 million for fiscal year 2012 with diluted earnings per share of $0.36.

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to Adjusted pro forma net income:

	Year ended September 30,
	2012	2011
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$6,648,800	3,503,811
Net income attributable to noncontrolling interest	827,772	1,106,075
Net income	7,476,572	4,609,886
Provision for income taxes	3,955,219	2,166,800
Income before income taxes	11,431,791	6,776,686
Pro forma provision for income taxes	(4,263,972)	(2,589,443)
Pro forma net income	7,167,819	4,187,243
Stock-based compensation of $1,106,228, net of income taxes of $412,623	693,605	—
Incentive compensation of $285,726, net of income taxes of $106,576	179,150	—
Adjusted pro forma net income	$8,040,574	4,187,243
Per Share Data:
Adjusted pro forma net income per common share
Basic	$0.36	0.19
Diluted	$0.36	0.19

EBITDA

EBITDA increased 45.0% to $21.9 million in the year ended September 30, 2012.  Adjusted EBITDA (which excludes $1.4 million of stock-based and incentive compensation expenses associated with the IPO) increased 54.2% to $23.3 million for fiscal year 2012.

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA and to Adjusted EBITDA:

	Year ended September 30,
	2012	2011
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$6,648,800	3,503,811
Net income attributable to noncontrolling interest	827,772	1,106,075
Net income	7,476,572	4,609,886
Interest expense	568,501	669,125
Provision for income taxes	3,955,219	2,166,800
Depreciation and amortization	9,948,243	7,690,778
EBITDA	21,948,535	15,136,589
Stock-based compensation	1,106,228	—
Incentive compensation	285,726	—
Adjusted EBITDA	$23,340,489	15,136,589

Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures of Adjusted EBITDA, Pro forma net income and Adjusted pro forma net income as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period and we believe these non-GAAP measures provide investors with comparable data period over period to illustrate pro forma results had we owned 100% of BVC for all periods presented and to exclude expenses that were contingent upon the completion of our IPO. By providing these non-GAAP financial measures, together with reconciliations from net income attributable to Natural Grocers by Vitamin Cottage, Inc., we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Our competitors may define these non-GAAP financial measures differently, and as a result, our measure of Adjusted EBITDA, Pro forma net income and Adjusted pro forma net income may not be directly comparable to those of other companies. Items excluded from Adjusted EBITDA, Pro forma net income and Adjusted pro forma net income are significant components in understanding and assessing financial performance. These non-GAAP measures are supplemental measures of operating performance that do not represent and should not be considered in isolation or as an alternative to, or substitute for net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. These non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. We further believe that our presentation of these GAAP and non-GAAP financial measurements provide information that is useful to analysts and investors because they are important indicators of the strength of our operations and the performance of our business.  For a discussion of our use of the non-GAAP financial measure EBITDA, please refer to the “Selected Financial Data” section of this annual report.

Year ended September 30, 2011 compared to the year ended September 30, 2010

The following table summarizes our results of operations and other operating data for the periods presented:

	Year ended September 30,		Increase (Decrease)
	2011	2010	Dollars	Percent
Statements of Income Data:
Net sales	$264,544,046	226,910,054	37,633,992	16.6%
Cost of goods sold and occupancy costs	187,162,252	159,797,435	27,364,817	17.1
Gross profit	77,381,794	67,112,619	10,269,175	15.3
Store expenses	57,609,690	47,162,167	10,447,523	22.2
Administrative expenses	10,396,891	9,630,646	766,245	8.0
Pre-opening and relocation expenses	1,964,186	1,292,965	671,221	51.9
Operating income	7,411,027	9,026,841	(1,615,814)	(17.9)
Other income (expense):
Dividends and interest income	10,077	6,721	3,356	49.9
Interest expense	(669,125)	(967,551)	298,426	(30.8)
Other income (expense), net	24,707	(3,671)	28,378	n/a
Income before income taxes	6,776,686	8,062,340	(1,285,654)	(15.9)
Provision for income taxes	(2,166,800)	(2,465,772)	298,972	(12.1)
Net income	4,609,886	5,596,568	(986,682)	(17.6)
Net income attributable to noncontrolling interest	(1,106,075)	(1,188,605)	82,530	(6.9)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$3,503,811	4,407,963	(904,152)	(20.5)
Other Operating Data:
Number of stores at end of period	49	39
Store unit count increase period over period	25.6%	18.2
Change in comparable store sales	4.9%	2.1

Net sales

Net sales increased $37.6 million, or 16.6%, to $264.5 million for the year ended September 30, 2011 compared to $226.9 million for the year ended September 30, 2010 due to a $26.6 million increase in non-comparable store sales and an $11.0 million, or 4.9%, increase in comparable store sales. The increase in comparable store sales was due to a 2.5% increase in transaction count and a 2.4% increase in average transaction size at comparable stores. Comparable store average transaction size increased to $33.92 in the year ended September 30, 2011 from $33.12 in the year ended September 30, 2010.

Gross profit

Gross profit totaled $77.4 million for the year ended September 30, 2011 compared to $67.1 million for the year ended September 30, 2010. Cost of goods sold and occupancy costs increased $27.4 million, or 17.1%, to $187.2 million for the year ended September 30, 2011 compared to $159.8 million for the year ended September 30, 2010 primarily due to an increase in cost of goods sold and occupancy costs from non-comparable stores. Gross margin decreased from 29.6% for the year ended September 30, 2010 to 29.3% for the year ended September 30, 2011. The decrease in gross margin year over year is primarily due to a 0.2% decrease in product gross margin and a 0.1% increase in occupancy costs as a percentage of sales. The decrease in product gross margin year over year is primarily due to a shift in sales mix at comparable stores. The increase in occupancy costs as a percentage of sales was driven by an increase in non-comparable stores which typically have higher occupancy costs as a percentage of sales.

Store expenses

Store expenses increased $10.4 million, or 22.2%, to $57.6 million in the year ended September 30, 2011 from $47.2 million in the year ended September 30, 2010. Store expenses as a percentage of sales were 21.8% and 20.8% for the years ended September 30, 2011 and 2010, respectively. The increase in store expenses as a percentage of sales was primarily due to an increase in depreciation expense as a percentage of sales, and to a lesser extent, an increase in advertising expense. Depreciation expense as a percentage of sales increased due to the increase in new stores during fiscal year 2011. Direct store advertising expense increased due to an increase in the volume of newspaper advertising as a result of entering new markets. Store labor related expenses as a percentage of sales increased 0.3% for the year ended September 30, 2011 compared to the same period in the prior year.

Administrative expenses

Administrative expenses increased $766,000, or 8.0%, to $10.4 million for the year ended September 30, 2011 compared to the year ended September 30, 2010, due to the addition of general and administrative positions to support our store growth. Administrative expenses as a percentage of sales were 3.9% and 4.2% for the years ended September 30, 2011 and 2010, respectively. The decrease in administrative expenses as a percentage of sales was less than the percentage increase in sales, as our general administrative infrastructure is able to support additional store investments and sales without proportionate investments in additional overhead.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $671,000, or 51.9%, in the year ended September 30, 2011 compared to the same period in the prior year due to the timing of new store openings. The increase in pre-opening and relocation expenses period over period is primarily due to an increase in the number of new stores in fiscal year 2011 versus fiscal year 2010. Pre-opening and relocation expenses as a percentage of sales were 0.7% and 0.6% for the years ended September 30, 2011 and 2010, respectively. The numbers of stores opened, relocated and remodeled were as follows for the periods presented:

	Year ended September 30,
	2011	2010
New stores	10	6
Relocated stores	—	2
Remodeled stores	1	—
	11	8

Interest expense

Interest expense decreased $298,000, or 30.8%, in the year ended September 30, 2011 compared to the year ended September 30, 2010 due to lower interest rates on the term loan and revolving credit facility. The effect of the decrease in interest rates was partially offset by an increase in average borrowings outstanding in the year ended September 30, 2011, compared to the year ended September 30, 2010.

Income taxes

Our effective income tax rate for the years ended September 30, 2011 and 2010 was 32.0% and 30.6%, respectively. The increase in our effective income tax rate was primarily due to different state income tax rates in the states where we operate, and the mix of our earnings in those states as well as changes in nontaxable net income attributable to noncontrolling interest.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest decreased $83,000, or 6.9%, in the year ended September 30, 2011 compared to the year ended September 30, 2010, primarily due to an increase in depreciation expense associated with one store remodel and one store relocation in the year ended September 30, 2010.

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility. Additionally, we received approximately $58.1 million in proceeds, net of underwriting fees, from our IPO in July 2012.

Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, debt service and corporate taxes. As of September 30, 2012, we had $17.3 million in cash and cash equivalents and $1.8 million in available-for-sale securities as well as $21.0 million available under our revolving credit facility. On October 31, 2012, we amended our revolving credit facility and reduced the amount of available credit to $15.0 million and reduced the unused commitment fee from 0.375% to 0.20%. We plan to continue to open new stores, which has previously and may continue to require us to borrow additional amounts under our revolving credit facility in the future. We plan to spend approximately $25.0 million to $30.0 million on capital expenditures during the year ended September 30, 2013. We believe that cash and cash equivalents together with the cash generated from operations and the borrowing availability under our revolving credit facility will be sufficient to meet our working capital needs and capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

As of September 30, 2012, a portion of the proceeds from our IPO has been used to repay our term loan and all outstanding amounts under our revolving credit facility, purchase the noncontrolling interest in BVC, pay expenses associated with the IPO and pay the cash portion of restricted stock awards.  The following table illustrates the use of proceeds received from the IPO as of September 30, 2012:

As of September 30, 2012
Repayment of term loan and amounts outstanding under revolving credit facility	$26,397,060
Cash portion of the purchase price paid to acquire noncontrolling interest in BVC	10,050,880
Expenses associated with IPO (excluding $256,420 of expenses paid subsequent to year end)	2,460,196
Cash portion of restricted stock award	334,579
Total use of proceeds received from IPO	$39,242,715

Following is a summary of our operating, investing and financing activities for the periods presented:

	Year ended September 30,
	2012	2011	2010
Net cash provided by operating activities	$25,202,345	16,741,521	7,648,340
Net cash used in investing activities	(25,558,314)	(20,512,049)	(11,598,502)
Net cash provided by financing activities	17,269,368	3,702,507	2,255,839
Net increase (decrease) in cash and cash equivalents	16,913,399	(68,021)	(1,694,323)
Cash and cash equivalents, beginning of year	377,549	445,570	2,139,893
Cash and cash equivalents, end of year	$17,290,948	377,549	445,570

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred taxes and the effect of working capital changes. Cash provided by operating activities increased $8.5 million, or 50.5%, to $25.2 million in the year ended September 30, 2012, from $16.7 million in the year ended September 30, 2011. The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items as well as changes in working capital driven by fluctuations in the timing of payment on accounts payable, accrued expenses and inventory purchases.  Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.  Additionally, we received approximately $1.5 million in income tax refunds and $1.0 million in leasehold incentives from landlords in the year ended September 30, 2012.

Cash provided by operating activities increased $9.1 million, or 118.9%, to $16.7 million in the year ended September 30, 2011 compared to $7.6 million in the year ended September 30, 2010. The increase in cash provided by operating activities period over period was due to an increase in net income adjusted for non-cash items and changes in working capital. The changes in working capital period over period were driven by fluctuations in the timing of accounts payable, inventory and the timing of amounts received for tenant allowances.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures. Cash used in investing activities increased $5.0 million, or 24.6%, to $25.6 million in the year ended September 30, 2012 from $20.5 million in the year ended September 30, 2011. The increase is primarily due to a $4.8 million increase in capital expenditures in the year ended September 30, 2012 compared to the year ended September 30, 2011, driven by the timing of capital expenditures related to new stores and the relocation of one store and the bulk food repackaging and distribution center in fiscal year 2012. Additionally, we purchased approximately $1.8 million in available-for-sale securities in the year ended September 30, 2012.  These uses of cash were offset by an increase in proceeds from the sale of property and equipment of approximately $572,000, primarily related to the sale of land to a developer, and approximately $930,000 in payments received from notes receivable related party and reimbursement of premiums paid on split-dollar life insurance, as described in Note 12 to the consolidated financial statements.

We opened ten new stores in the year ended September 30, 2012 , relocated one store and moved our bulk food repackaging facility and distribution center to a larger space. We plan to spend approximately $25.0 million to $30.0 million on capital expenditures during fiscal year 2013 in association with 12 new stores and three store relocations.

Historically, new stores opened since January 1, 2005 have required capital expenditures of approximately $1.5 million.  The Company anticipates that fiscal 2013 new stores will require capital expenditures of approximately $1.8 million.

Acquisition of property and equipment not yet paid increased $3.0 million to $5.0 million in fiscal year 2012 compared to fiscal year 2011 due to the timing of new store openings and relocations.  We opened four new stores, relocated one store and moved our bulk food repackaging and distribution center in the fourth quarter of fiscal year 2012 compared to opening three new stores in the fourth quarter of fiscal year 2011.

Cash used in investing activities increased $8.9 million, or 76.9%, to $20.5 million in the year ended September 30, 2011 from $11.6 million in the year ended September 30, 2010 and is directly attributed to a $9.0 million increase in capital expenditures associated with the increase in new and remodeled stores period over period.

Financing Activities

Cash provided by financing activities consists primarily of borrowings and payments under our term loan and revolving credit facility, proceeds from our IPO and the purchase of the noncontrolling interest in BVC. Cash provided by financing activities increased $13.6 million, or 366.4%, to $17.3 million in the year ended September 30, 2012 compared to $3.7 million in the year ended September 30, 2011. The increase in cash provided by financing activities period over period is due to $58.1 million in proceeds received from our IPO, offset by $27.2 million in repayment of all amounts outstanding under our term loan and revolving credit facility, $10.1 million used to purchase the noncontrolling interest in BVC and approximately $2.5 million in expenses paid in association with our IPO.

Cash provided by financing activities increased $1.4 million, or 64.1%, to $3.7 million in the year ended September 30, 2011 compared to $2.3 million in the year ended September 30, 2010. The increase in cash provided by financing activities period over period is primarily due to a $658,000 increase in borrowings and a $500,000 decrease in repayments under our credit facility.

For the fiscal years ended September 30, 2012, 2011 and 2010, we made distributions of $810,000, $990,000 and $1.1 million, respectively, to noncontrolling interests. Due to our acquisition of the 45% noncontrolling interest in BVC in connection with our IPO, these distributions have ceased and will not be incurred beyond fiscal year 2012.

Credit Facility and Notes Payable—Related Party

Credit Facility

We are a party to a revolving credit facility.  JPMorgan Chase Bank, N.A. serves as the lender and administrative agent under the credit facility.

The amount previously available under the revolving credit facility, which matures on June 30, 2014, was $21.0 million. In July 2012, we repaid all amounts outstanding under the revolving credit facility of $10.6 million.  We had no amounts outstanding on the revolving credit facility at September 30, 2012 and $21.0 million available for borrowing as of September 30, 2012. On October 31, 2012, we signed an amendment to the credit facility to reduce the amount available for borrowing under the revolving credit facility to $15.0 million and to reduce the unused commitment fee from 0.375% to 0.20%.  The reduction in the unused commitment fee was retroactive to August 1, 2012.  The reduction in the amount available for borrowing is effective October 31, 2012.  Interest is determined by the lender’s administrative agent and is stated at the adjusted LIBOR rate for the interest period plus the lender spread. The lender spread will be reduced subject to us meeting certain financial measures. The average annual interest rates for the years ended September 30, 2012 and 2011 were 2.54% and 2.38%, respectively.

The term loan commitment associated with the revolving credit facility was initially set at $21.0 million.  In July 2012, we repaid all amounts outstanding under the term loan of approximately $15.8 million.  Prior to the payoff, we were required to make quarterly payments of $125,000 on the term loan.  Interest was determined by the lender’s administrative agent and was stated at the base rate for the interest period plus the applicable lender spread.  The average annual interest rates for the years ended September 30, 2012 and 2011 were 2.02% and 2.19%, respectively.

The revolving credit facility requires compliance with certain operational and financial covenants (including a leverage ratio, a fixed charge coverage ratio and a revenue ratio). The revolving credit facility also contains certain other limitations on our ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions as defined in the agreement. Additionally, the revolving credit facility prohibits the payment of cash dividends to the holding company from the operating company, without the bank’s consent except when no default or event of default exists.  If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business.  We do not expect such restrictions to impact our ability to meet our cash obligations.  The terms and conditions of the agreement for the revolving credit facility and associated documents are customary and include, among other things, guarantees, security interest grants, pledges and subordinations.  As of September 30, 2012 we were in compliance with the debt covenants.

Notes Payable—Related Party

We have one outstanding unsecured note payable to a related party, which bears interest at 5.33% annually and matures in October 2013.  As of September 30, 2012, approximately $282,000 remained outstanding under the note payable to The Margaret A. Isely Spouse’s Trust.  We had a second outstanding unsecured note payable to Philip Isely, a related party, which was repaid during the year ended September 30, 2012.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2012:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt obligations (1)	$282,499	260,187	22,312	—	—
Interest payments (2)	62,361	39,762	22,599	—	—
Operating leases (3)	139,229,021	12,482,540	24,950,130	23,809,883	77,986,468
Capital lease finance obligations including principal and interest payments (4)	20,288,876	1,258,601	2,690,632	2,690,632	13,649,011
Contractual obligations for construction related activities (5)	2,347,746	2,347,746	—	—	—
	$162,210,503	16,388,836	27,685,673	26,500,515	91,635,479

(1)                                 Reflects the outstanding balance under the related party notes payable as of September 30, 2012.

(2)                                 We assumed the interest payments to be paid during the remainder of the revolving credit facility using an unused commitment fee of 0.20% for amounts not borrowed as of September 30, 2012. We assumed an interest rate of 5.33% annually on the notes payable to related parties.

(3)                                 Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(4)                                 Represents the payments due under our capital lease finance obligations for four stores, two of which were open as of September 30, 2012 and two that are scheduled to open in the first quarter of fiscal year 2013.  We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital lease finance obligation and interest expense.

(5)                                 Contractual obligations for construction related activities include future payments to general contractors that are legally binding as of September 30, 2012 and relate to new store construction, relocations and remodels.

Off-Balance Sheet Arrangements

As of September 30, 2012, our off-balance sheet arrangements consist of leases and the undrawn portion of our revolving credit facility. All of our stores, bulk food repackaging facility and distribution center and administrative facilities are leased, and as of September 30, 2012, two leases were classified as capitalized real estate leases, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends ASC 350, Intangibles — Goodwill and Other.  The amended guidance simplifies how entities test for impairment of indefinite-lived intangible assets.  The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining if performing a quantitative test is necessary.  The amendments do not change the impairment losses.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The provisions are effective for our first quarter of fiscal year 2013.  We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentations of Comprehensive Income, which amends ASC 220, Comprehensive Income. The update eliminates the option of presenting the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, comprehensive income must be reported either in a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the implementation requirement in ASU No. 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The amended guidance specifies that entities should continue to report reclassifications out of accumulated other comprehensive income consistent with presentation requirements in effect before ASU No. 2011-05. The provisions are effective for our first quarter of fiscal year 2013.  We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Actual amounts may differ from these estimates. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. We evaluate our accounting policies and resulting estimates on an ongoing basis to make adjustments we consider appropriate under the facts and circumstances.

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Refer to our consolidated financial statements and related notes for a summary of our significant accounting policies. We believe that the following accounting policies are the most critical in the preparation of our consolidated financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Income Taxes

We account for income taxes using the asset and liability method. This method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which we operate. We consider the need to establish valuation allowances to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Significant accounting judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other state and local taxing authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

Impairment of Long-Lived Assets

We assess our long-lived assets, principally property and equipment, for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. We aggregate long-lived assets at the store level which we consider to be the lowest level in the organization for which independent identifiable cash flows are available. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent the carrying value exceeds its fair value.

Our judgment regarding events or changes in circumstances that indicate an asset’s carrying value may not be recoverable is based on several factors such as historical and forecasted operating results, significant industry trends and other economic factors. Further, determining whether an impairment exists requires that we use estimates and assumptions in calculating the future undiscounted cash flows expected to be generated by the assets. These estimates and assumptions look several years into the future and include assumptions on future store revenue growth, potential impact of operational changes, competitive factors, inflation and the economy. Application of alternative assumptions could produce materially different results.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate changes of our long-term debt. We do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to our revolving credit facility.  As of September 30, 2012 we had no amounts outstanding on our credit facility. Our credit facility carries floating interest rates that are tied to the one month LIBOR, and therefore, our statements of income and our cash flows are exposed to changes in interest rates. Based upon a sensitivity analysis at September 30, 2012, a hypothetical 100 basis point change in interest rates would change our annual interest expense by approximately $208,000 in the year ended September 30, 2012.

Item 8.  Financial Statements and Supplementary Data.

Natural Grocers by Vitamin Cottage, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Grocers by Vitamin Cottage, Inc.:

We have audited the accompanying consolidated balance sheets of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries (the Company) as of September 30, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado
December 12, 2012

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

	September 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$17,290,948	377,549
Short term investments — available-for-sale securities	777,445	—
Accounts receivable, net	1,755,142	1,027,141
Accounts receivable—leasehold incentives	100,274	1,111,475
Merchandise inventory	37,543,861	29,820,321
Prepaid expenses	596,090	455,126
Income tax receivable	—	1,701,917
Deferred income tax assets	842,963	583,668
Total current assets	58,906,723	35,077,197
Property and equipment, net	64,602,743	41,737,234
Other assets:
Long-term investments — available-for-sale securities	973,729	—
Deposits and other assets	196,365	167,558
Goodwill	511,029	511,029
Deferred financing costs, net	54,643	88,631
Other intangibles, net	416,464	490,301
Split-dollar life insurance premiums	—	577,861
Notes receivable—related party, long-term	—	265,572
Total other assets	2,152,230	2,100,952
Total assets	$125,661,696	78,915,383
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,031,756	16,087,882
Accrued expenses	7,783,430	5,785,499
Long-term debt, current portion	—	500,000
Revolving credit facility	—	11,036,324
Notes payable—related party, current portion	260,187	562,271
Capital lease finance obligation, current portion	11,884	—
Total current liabilities	34,087,257	33,971,976
Long-term liabilities:
Capital lease finance obligation, net of current portion	4,168,700	—
Capital lease finance obligation for assets under construction	1,345,258	—
Deferred income tax liabilities	4,143,351	4,947,870
Deferred rent	3,618,233	2,845,292
Leasehold incentives	5,327,408	4,879,432
Long-term debt, net of current portion	—	15,700,000
Notes payable—related party, net of current portion	22,312	643,834
Total long-term liabilities	18,625,262	29,016,428
Total liabilities	52,712,519	62,988,404
Commitments (Notes 13 and 21)
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 50,000,000 shares, 22,372,184 issued and outstanding at 2012, none issued and outstanding at 2011	22,372	—
Common stock Vitamin Cottage Natural Food Markets, Inc., Class A, voting, no par value. None issued and outstanding at 2012. Authorized 1,000 shares, issued and outstanding at 2011	—	1,679
Common stock Vitamin Cottage Natural Food Markets, Inc., Class B, nonvoting, no par value. None issued and outstanding at 2012. Authorized 1,000,000 shares, 625,112 shares issued and outstanding at 2011	—	792,676
Additional paid in capital	52,675,925	—
Accumulated other comprehensive loss	(3,696)	—
Retained earnings	20,254,576	13,605,776
Total Natural Grocers by Vitamin Cottage, Inc. equity	72,949,177	14,400,131
Noncontrolling interest	—	1,526,848
Total stockholders’ equity	72,949,177	15,926,979
Total liabilities and stockholders’ equity	$125,661,696	78,915,383

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

	Year ended September 30,
	2012	2011	2010
Net sales	$336,385,372	264,544,046	226,910,054
Cost of goods sold and occupancy costs (includes depreciation expense of $435,347, $449,208 and $435,148, respectively, exclusive of additional depreciation and amortization expense listed below)	237,328,764	187,162,252	159,797,435
Gross profit	99,056,608	77,381,794	67,112,619
Store expenses (includes depreciation and amortization expense of $8,710,116, $6,402,417 and $4,292,628, respectively)	72,157,131	57,609,690	47,162,167
Administrative expenses (includes depreciation and amortization expense of $802,780, $839,153 and $782,404, respectively)	12,732,100	10,396,891	9,630,646
Pre-opening and relocation expenses	2,173,181	1,964,186	1,292,965
	87,062,412	69,970,767	58,085,778
Operating income	11,994,196	7,411,027	9,026,841
Other income (expense):
Dividends and interest income	6,096	10,077	6,721
Interest expense	(568,501)	(669,125)	(967,551)
Other income (expense), net	—	24,707	(3,671)
Total other expense	(562,405)	(634,341)	(964,501)
Income before income taxes	11,431,791	6,776,686	8,062,340
Provision for income taxes	(3,955,219)	(2,166,800)	(2,465,772)
Net income	7,476,572	4,609,886	5,596,568
Net income attributable to noncontrolling interest	(827,772)	(1,106,075)	(1,188,605)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$6,648,800	3,503,811	4,407,963

Net income attributable to Natural Grocers by Vitamin Cottage, Inc. per common share:
Basic	$0.30	0.16	0.20
Diluted	$0.30	0.16	0.20
Weighted average common shares outstanding:
Basic	22,372,184	22,372,184	22,372,184
Diluted	22,463,093	22,461,405	22,461,405

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

	Year ended September 30,
	2012	2011	2010
Operating activities:
Net income	$7,476,572	4,609,886	5,596,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,948,243	7,690,778	5,510,180
Loss (gain) on disposal of property and equipment	300,676	(24,707)	8,021
Stock-based compensation (excluding cash portion of restricted stock award paid of $334,579)	779,979	—	—
Excess tax benefit from stock-based compensation	(620,138)	—	—
Deferred income tax expense	2,673,248	3,937,798	596,108
Non-cash interest expense	38,036	50,196	136,112
Other amortization	67,837	67,837	66,725
Unrealized loss on available-for-sale securities	(3,696)	—	—
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(728,001)	(165,987)	(452,303)
Accounts receivable—leasehold incentives	1,011,201	221,963	(1,333,438)
Income tax receivable	1,488,931	(711,764)	(927,371)
Merchandise inventory	(7,723,540)	(4,256,193)	(3,811,490)
Prepaid expenses and other assets	(169,771)	75,979	(189,020)
Increase (decrease) in:
Accounts payable	6,860,498	2,107,957	(562,718)
Accrued expenses	2,560,927	849,259	765,350
Deferred rent and lease incentives	1,241,343	2,288,519	2,245,616
Net cash provided by operating activities	25,202,345	16,741,521	7,648,340
Investing activities:
Acquisition of property and equipment	(25,258,595)	(20,446,122)	(11,442,985)
Acquisition of intangibles	—	—	(90,000)
Proceeds from sale of property and equipment	608,022	35,600	—
Purchase of available-for-sale securities	(1,751,174)	—	—
Payments received on notes receivable, related party	270,301	—	—
Payments received for premiums paid on split-dollar life insurance	659,852	—	—
Notes receivable, related party—insurance premiums	(4,729)	(36,163)	(35,279)
Increase in split-dollar life insurance premiums	(81,991)	(65,364)	(30,238)
Net cash used in investing activities	(25,558,314)	(20,512,049)	(11,598,502)
Financing activities:
Borrowings under credit facility	—	5,847,041	5,189,283
Repayments under credit facility	(27,236,324)	(500,000)	(1,000,000)
Repayments under notes payable	—	(119,412)	(345,407)
Repayments under notes payable, related party	(923,606)	(533,150)	(505,537)
Capital lease finance obligation payments	(485)	—	—
Distributions to noncontrolling interests	(810,000)	(990,000)	(1,080,000)
Purchase of remaining 45% noncontrolling interest in BVC	(10,050,880)	—	—
Proceeds from common stock issued in initial public offering, net of commissions	58,134,770	—	—
Excess tax benefit from stock-based compensation	620,138	—	—
Equity issuance costs and BVC transaction costs	(2,460,196)	—	—
Loan fees paid	(4,049)	(1,972)	(2,500)
Net cash provided by financing activities	17,269,368	3,702,507	2,255,839
Net increase (decrease) in cash and cash equivalents	16,913,399	(68,021)	(1,694,323)
Cash and cash equivalents, beginning of year	377,549	445,570	2,139,893
Cash and cash equivalents, end of year	$17,290,948	377,549	445,570
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $25,000, $32,000 and $21,000, respectively	$524,391	615,425	802,901
Cash paid for interest on capital lease finance obligations	39,197	—	—
Income taxes paid	519,231	11,589	2,918,326
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$5,007,169	2,055,213	1,103,969
Property acquired through capital lease financing obligations	5,526,327	—	—
Equity issuance costs not yet paid	256,420	—	—
Tax benefit associated with acquisition of noncontrolling interest in BVC	3,591,931	—	—

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Fiscal years ended September 30, 2012, 2011 and 2010

	Common Stock – Vitamin Cottage Natural Food Markets, Inc.				Common Stock – NGVC, $0.001 par		Accumulated other	Additional		Natural Grocers by Vitamin		Total
	Class A		Class B		value		comprehensive	paid in	Retained	Cottage, Inc.	Noncontrolling	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	loss	capital	earnings	Total equity	Interest	equity
Balances September 30, 2009	1,000	$1,679	625,112	$792,676	—	$—	$—	$—	$5,694,002	$6,488,357	$1,302,168	$7,790,525
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1,080,000)	(1,080,000)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	—	—	—	—	—	—	—	—	4,407,963	4,407,963	—	4,407,963
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1,188,605	1,188,605
Balances September 30, 2010	1,000	1,679	625,112	792,676	—	—	—	—	10,101,965	10,896,320	1,410,773	12,307,093
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(990,000)	(990,000)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	—	—	—	—	—	—	—	—	3,503,811	3,503,811	—	3,503,811
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1,106,075	1,106,075
Balances September 30, 2011	1,000	1,679	625,112	792,676	—	—	—	—	13,605,776	14,400,131	1,526,848	15,926,979
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(810,000)	(810,000)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	827,772	827,772
Accumulated other comprehensive loss	—	—	—	—	—	—	(3,696)	—	—	(3,696)	—	(3,696)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	—	—	—	—	—	—	—	—	6,648,800	6,648,800	—	6,648,800
Exchange of Vitamin Cottage Natural Food Markets, Inc. stock for common stock of Natural Grocers by Vitamin Cottage, Inc.	(1,000)	(1,679)	(625,112)	(792,676)	17,378,625	17,379	—	776,976	—	—	—	—
Purchase of noncontrolling interest	—	—	—	—	670,056	670	—	(8,506,930)	—	(8,506,260)	(1,544,620)	(10,050,880)
Tax benefit of purchase of noncontrolling interest (Note 1)	—	—	—	—	—	—	—	3,591,931	—	3,591,931	—	3,591,931
Shares issued upon consummation of initial public offering, net of $4,375,735 underwriter discounts and commissions (Note 1)	—	—	—	—	4,167,367	4,167	—	58,130,603	—	58,134,770	—	58,134,770
Issuance costs	—	—	—	—	—	—	—	(2,716,616)	—	(2,716,616)	—	(2,716,616)
Stock-based compensation	—	—	—	—	156,136	156	—	779,823	—	779,979	—	779,979
Tax benefit of stock-based compensation	—	—	—	—	—	—	—	620,138	—	620,138	—	620,138
Balances September 30, 2012	—	$—	—	$—	22,372,184	$22,372	$(3,696)	$52,675,925	$20,254,576	$72,949,177	$—	$72,949,177

See accompanying notes to consolidated financial statements.

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage® with 59 stores as of September 30, 2012, including 31 stores in Colorado, ten in Texas, four in New Mexico, three in Kansas, two in Wyoming, three in Arizona, and one in each of the following states; Utah, Oklahoma, Missouri, Montana, Idaho and Nebraska, as well as a bulk food repackaging facility and distribution center in Colorado. The Company had 49 and 39 stores as of September 30, 2011 and 2010, respectively.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The holding company was incorporated in Delaware on April 9, 2012. The accompanying consolidated financial statements include all the accounts of the Company’s wholly owned subsidiaries, Vitamin Cottage Natural Food Markets, Inc. (the operating company), Vitamin Cottage Two Ltd. Liability Company (VC2), Natural Systems, LLC and Boulder Vitamin Cottage Group, LLC (BVC). The operating company formed the holding company in order to facilitate the purchase of the remaining noncontrolling interest in BVC and consummation of the initial public offering (IPO).  Prior to the Company’s IPO on July 25, 2012, the Company had a majority 55% ownership of BVC.  Prior to the settlement of the IPO, the Company issued 670,056 shares of stock in the holding company and paid $10,050,880 in cash to purchase the remaining 45% noncontrolling interest in BVC.  Effective October 31, 2012, BVC merged with and into the operating company and ceased to exist.  Prior to the merger, BVC owned five Natural Grocers by Vitamin Cottage retail stores, which were managed by the operating company.  All significant intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering

The holding company was incorporated in anticipation of the Company’s IPO.  Prior to the IPO, the holding company was a wholly owned subsidiary of the operating company.  In connection with the Company’s IPO, the Company completed a reorganization in which a) the existing shareholders of the operating company exchanged capital stock of the operating company for shares of common stock of the holding company and b) the operating company purchased the remaining 45% noncontrolling interest in BVC for a combination of cash and common stock of the holding company as described above.  The holding company’s only material asset is its direct 100% ownership in the operating company.  On July 25, 2012, the Company issued 4,167,367 shares to the public.  Simultaneously with the IPO, certain selling shareholders sold 4,046,918 shares to the public resulting in no additional proceeds to the Company.

The following table summarizes the shares issued in the IPO.

Shares sold by the Company	4,167,367
Shares sold by the original operating company shareholders	4,046,918
Total shares issued in IPO	8,214,285

The following table details total shares outstanding as of September 30, 2012.

Shares held by institutional and individual owners	8,214,285
Shares issued in connection with purchase of BVC noncontrolling interest	670,056
Shares issued in connection with restricted stock award	156,136
Shares held by the original operating company shareholders	13,331,707
Total shares outstanding as of September 30, 2012	22,372,184

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

Based on the public offering price of $15.00, the Company received gross proceeds from the issuance of 4,167,367 shares issued to the public in the IPO of $62,510,505, and paid underwriting costs of 7%, or $4,375,735, for net proceeds of $58,134,770.  The Company recorded the proceeds received from the IPO as cash and cash equivalents and recorded the issuance of common stock at par value, with the remaining amount being recorded as additional paid in capital.  The Company also incurred issuance costs of approximately $2.7 million.

The Company accounted for the acquisition of the BVC noncontrolling interest, as described above, as an equity transaction.  Since the transaction is treated as an equity transaction, the transaction costs are also reflected as a reduction of equity and a financing activity in the statement of cash flows.  The Company recorded the issuance of the 670,056 shares in common stock at par value, reduced cash and cash equivalents by approximately $10.1 million, eliminated approximately $1.5 million in noncontrolling interest on the balance sheet in July 2012, and recorded the remaining amount as additional paid in capital.  As a result of the acquisition of the remaining noncontrolling interest, the Company is entitled to tax deductions to the extent of any step up in tax basis on the assets of BVC, limited to the cash consideration paid.  Accordingly, the tax basis in excess of book basis at the date of purchase resulted in deferred tax assets of approximately $3.6 million.

As of September 30, 2012, the Company has used the proceeds from the IPO to pay down all outstanding amounts under the credit facility, pay the cash portion of the BVC purchase, pay expenses associated with the IPO and pay the cash portion of restricted stock awards.  The following table illustrates the use of proceeds received from the IPO as of September 30, 2012:

As of September 30, 2012
Repayment of term loan and amounts outstanding under revolving credit facility	$26,397,060
Cash portion of the purchase price paid to acquire BVC noncontrolling interest	10,050,880
Expenses associated with IPO (excluding amounts accrued)	2,460,196
Cash portion of restricted stock award	334,579
Total use of proceeds received from IPO	$39,242,715

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to allowances for self-insurance reserves, valuation of inventories, useful lives for depreciation and amortization of property and equipment, valuation allowances for deferred tax assets and liabilities and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Segment Information

The Company has one reporting segment, natural and organic retail stores. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 280, Segment Reporting, establishes standards for reporting information about a company’s operating segments.

Cash and Cash Equivalents

Cash and cash equivalents include currency on hand, demand deposits with banks, money market funds and credit and debit card transactions which typically settle within three business days of year end. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

Accounts Receivable

Accounts receivable consists primarily of receivables from vendors for certain promotional programs, primarily newsletter advertising, and other miscellaneous receivables and are presented net of any allowances for doubtful accounts. The Company had no allowances for doubtful accounts as of September 30, 2012 and 2011. Accounts receivable—leasehold incentives consist of receivables due from landlords for tenant allowances.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of investments in cash and cash equivalents, accounts receivable and investments in available-for-sale securities. The Company’s cash and cash equivalent account balances did not exceed the Federal Deposit Insurance Corporation’s federally insured limits as of September 30, 2012. The Company records accounts receivable from the sale of newsletter advertising to vendors. If the accounts are not paid timely, the Company has the right to set off the amount of unpaid receivable balance with the amount owed to the other party for vendor product invoices. The Company evaluates the ability to collect the receivables and believes the amounts appearing on the consolidated balance sheets to be fully collectible as of September 30, 2012 and 2011. Accordingly, no allowance for doubtful accounts has been recorded for the years ended September 30, 2012, 2011 and 2010.

Vendor Concentration

For the years ended September 30, 2012, 2011 and 2010, purchases from the Company’s largest vendor and one of its subsidiaries represented approximately 53%, 53% and 52% of all product purchases made during the respective periods. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid disruption to operations.

Merchandise Inventory

Merchandise inventory consists of goods held for sale. The cost of inventory includes certain costs associated with the preparation of inventory for sale including inventory overhead costs. Merchandise inventory is carried at the lower of cost or market. Cost is determined using the weighted average cost method.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. In accordance with FASB ASC Topic 835, Interest, the Company capitalizes interest, if applicable, as part of the historical costs of leasehold improvements. Depreciation is provided using the straight-line method over the following estimated useful lives of the related assets.

Useful lives (in years)
Land improvements	6 - 15
Leasehold improvements	2 - 20
Capitalized real estate leases	40
Fixtures and equipment	5 - 7
Computer hardware and software	3 - 5

For leasehold and land improvements, depreciation is recorded over the shorter of the useful lives or the lease terms. The estimated useful lives range from two to 20 years. Maintenance, repairs and renewals that neither add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains and losses on disposition of property and equipment are included in store expenses in the year of disposition, and primarily relate to store relocations.

The Company capitalizes certain costs incurred with developing or obtaining internal-use software. Capitalized software costs are included in property and equipment in the consolidated balance sheets and are amortized over the estimated useful lives of the software. Software costs that do not meet capitalization criteria are expensed as incurred.

Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in authoritative guidance. The framework establishes a fair value hierarchy that distinguishes between

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The three levels of the fair value hierarchy are as follows:

Level 1—	Quoted market prices in active markets for identical assets or liabilities;
Level 2—

Inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities or model-driven valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3—	Unobservable inputs to the valuation methodology that are significant to the measurement of fair value assets and liabilities.

Goodwill and Intangible Assets

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350); Testing Goodwill for Impairment. The objective of the update is to simplify how entities test goodwill for impairment. The update allows for a company to first evaluate qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company early adopted the provisions of this update as of September 30, 2011. Goodwill is reviewed for impairment at least annually. In order to test goodwill for impairment, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is not necessary. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would perform the two-step impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

Impairment of Intangible and Long-Lived Assets

Intangible assets primarily consist of goodwill, trademarks, favorable operating leases and covenants-not-to-compete. Goodwill and the Vitamin Cottage trademark have indefinite lives and are not amortized; rather, they are tested for impairment at least annually. The Company’s annual impairment testing is performed as of September 30. Intangible assets with definite lives are amortized over their estimated useful lives. The Company evaluates the reasonableness of the useful lives of these intangibles at least annually.

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company aggregates long-lived assets at the store level which the Company considers to be the lowest level in the organization for which independent identifiable cash flows are available. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that store to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. The Company considers factors such as historic and forecasted operating results, trends and future prospects, current market value, significant industry trends and other economic and regulatory factors in performing these analyses.

Deferred Financing Costs

Certain costs incurred with borrowings or establishment of credit facilities are deferred. These costs are amortized over the life of the borrowing or the life of the credit facility using the effective interest method.

Self-Insurance

The Company is self-insured for certain losses relating to employee medical and dental benefits. Stop-loss coverage has been purchased to limit exposure to any significant level of claims. Self-insured losses are accrued based upon the Company’s estimates of the aggregate claims incurred but not reported using historical experience. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from historical trends.

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

Revenue Recognition

Revenue is recognized at the point of sale, net of in-house coupons, discounts, returns and allowances. Sales taxes are not included in sales. The Company charges sales tax on all taxable customer purchases and remits these taxes monthly to the appropriate taxing jurisdiction. The Company also ships certain products ordered through its Internet site. Revenue is recognized on Internet sales at the time the products are shipped to the customers. The Company records a deferred revenue liability within accrued expenses when it sells Natural Grocers gift cards or issues gift cards to employees, and records a sale when a customer redeems the gift card. The gift cards do not expire. The Company currently does not record breakage for unused portions of gift cards.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs includes the cost of inventory sold during the period net of discounts and allowances, as well as, distribution, shipping and handling costs, store occupancy costs and costs of the bulk food repackaging facility and distribution center. The amount shown is net of various rebates from third-party vendors in the form of quantity discounts and payments. Vendor consideration associated with product discounts is recorded as either a reduction of merchandise inventory or cost of goods sold.

Store Expenses

Store expenses consist of store-level expenses such as salaries and benefits, supplies, utilities, depreciation, gain or loss on disposal of assets and other related costs associated with operations support. Store expenses also include purchasing support services and advertising and marketing costs.

Administrative Expenses

Administrative expenses consist of salaries and benefits, occupancy costs, depreciation, office supplies, hardware and software expenses, professional services expenses and other general and administrative expenses.

Pre-Opening and Relocation Expenses

Costs associated with the opening of new stores or relocating existing stores are expensed as incurred.

Leases

The Company leases retail stores, a bulk food repackaging facility and distribution center and administrative offices under long-term operating leases. These leases include scheduled increases in minimum rents and renewal provisions at the option of the Company. The lease term for accounting purposes commences with the date the Company takes possession of the space and ends on the later of the primary lease term or the expiration of any renewal periods that are deemed to be reasonably assured at the inception of the lease. The Company accounts for operating leases with rent holidays and escalating payment terms by recognizing the associated expense on a straight-line basis over the lease term. For certain leases, the Company has also received cash from landlords to compensate for costs incurred by the Company in making the store locations ready for operation (leasehold incentives or tenant allowances). Leasehold incentives received from a landlord are deferred and recognized on a straight-line basis as a reduction to rent expense over the lease term.

The Company recently entered into lease agreements with a developer for certain build to suit store locations.  Under the terms of the lease agreements, the Company is responsible for contributing certain amounts towards the cost of construction.  As a result of this involvement, the Company was deemed the “owner” for accounting purposes during the construction period, and is required to capitalize the construction costs on its balance sheet.  Upon completion of the project, the Company performs a sale-leaseback analysis pursuant to ASC Topic 840, Leases, to determine if the Company can remove the assets from its balance sheet.  In accordance with the terms of the lease agreements, the Company is not reimbursed for the amounts contributed towards the cost of construction and is therefore deemed to have “continuing involvement” per ASC Topic 840, Leases, which prevents the Company from derecognizing the assets on the balance sheet when construction is complete and requires the Company to account for the leases as assets and related capital lease finance obligations.  As provided by ASC Topic 840, Leases, the Company records the fair market value of the building as an asset on its balance sheet, and records a capital lease finance obligation equal to the fair market value of the building less the amount the Company contributed towards construction.  The Company does not record rent expense for the capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital lease finance obligation and as interest expense.  The capital lease asset is depreciated on a straight line basis over a 40 year life for buildings and an indefinite life for land. The Company had four stores as of September 30, 2012 that were build to suit store locations where the Company was deemed to be the owner during the construction period.  Two of the stores opened in the fourth quarter of fiscal year 2012 and are reflected as capitalized real estate leases and capital lease finance obligations at September 30, 2012.

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

Two of the stores were under construction as of September 30, 2012 and are scheduled to open in the first quarter of fiscal year 2013.  Construction costs for the two stores currently under construction are reflected in construction in process and capital lease finance obligations.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in store expenses and pre-opening and relocation expenses in the consolidated statements of income. Total advertising and marketing expenses for the years ended September 30, 2012, 2011 and 2010 were approximately $5.1 million, $5.4 million and $3.9 million, respectively, net of vendor reimbursements received for newsletter advertising. Advertising expense reimbursements received from vendors totaled approximately $1.3 million, $1.1 million and $651,000 for the years ended September 30, 2012, 2011 and 2010, respectively.

Investments

Available-for-sale investments are recorded at fair value.  Unrealized holding gains and losses on available-for-sale investments are excluded from earnings and are reported as a separate component of stockholders’ equity until realized.  A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary for a period greater than two fiscal quarters results in a reduction of the fair value.  Declines in fair value deemed to be other-than-temporary are charged against net earnings.  Investments that have an original maturity date of less than one year are classified as short-term assets and investments that have an original maturity date greater than one year are classified as long-term assets.

Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses on available-for-sale securities.  Comprehensive income is reflected in the consolidated statements of changes in stockholders’ equity and comprehensive income.

Stock-Based Compensation

The Company adopted an Omnibus Incentive Plan in connection with the IPO on July 25, 2012.  As of September 30, 2012, the Company had issued restricted stock units to its Chief Financial Officer and a member of the Board of Directors.  Restricted common stock is granted at the market price of the stock on the day of grant and is expensed over the applicable vesting period.

The benefits of tax deductions in excess of recognized compensation costs are reported as a credit to additional-paid-in capital and as operating cash flows, but only when such excess tax benefits are realized by a reduction to current taxes payable.

Income Taxes

The Company accounts for income taxes using the asset and liability method. This method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates.

The Company considers the need to establish valuation allowances to reduce deferred income tax assets to the amounts the Company believes are more likely than not to be recovered.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates. In addition, the Company is subject to periodic audits and examinations by the Internal Revenue Service and other state and local taxing authorities.

Any interest or penalties incurred related to income taxes are expensed as incurred and treated as permanent differences for tax purposes.

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

Noncontrolling Interest in Consolidated Financial Statements

Prior to the Company’s IPO on July 25, 2012, the Company had a majority 55% ownership of BVC which owned five Natural Grocers by Vitamin Cottage retail stores managed by the operating company.  Subsequent to the IPO the Company purchased the remaining 45% noncontrolling interest in BVC.  Noncontrolling interest in the Company’s consolidated financial statements relates to the noncontrolling 45% ownership in BVC prior to the purchase. Net income attributable to noncontrolling interest and net income attributable to the Company are reported separately in the consolidated statements of income. Additionally, noncontrolling interest in the consolidated subsidiaries of the Company is reported as a separate component of equity in the consolidated balance sheet, apart from the Company’s equity.

Reclassifications

Where appropriate, we have reclassified prior years’ financial statements to conform to current year presentation.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends ASC 350, Intangibles — Goodwill and Other.  The amended guidance simplifies how entities test for impairment of indefinite-lived intangible assets.  The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining if performing a quantitative test is necessary.  The amendments do not change the impairment losses.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The provisions are effective for the Company’s first quarter of fiscal year 2013.  The Company does not expect the adoption of these provisions to have a significant effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentations of Comprehensive Income, which amends ASC 220, Comprehensive Income. The update eliminates the option of presenting the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, comprehensive income must be reported either in a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the implementation requirement in ASU No. 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The amended guidance specifies that entities should continue to report reclassifications out of accumulated other comprehensive income consistent with presentation requirements in effect before ASU No. 2011-05. The guidance provided in ASU No. 2011-05 and ASU No. 2011-12 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The provisions are effective for the Company’s first quarter of fiscal year 2013. The Company does not expect the adoption of these provisions to have a significant effect on the Company’s consolidated financial statements.

Immaterial Adjustments to Previously Reported Consolidated Statements of Cash Flows

The Company has recorded immaterial adjustments of approximately $1,104,000 and $340,000 to increase previously reported net cash provided by operating activities and to increase previously reported net cash used in investing activities to properly reflect cash paid for the acquisition of property and equipment for the years ended September 30, 2011 and 2010, respectively. These adjustments had no impact on the net change in cash and cash equivalents for the respective periods.

3. Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to Natural Grocers by Vitamin Cottage, Inc. stockholders by the weighted average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below is basic and diluted EPS for the years ended September 30, 2012, 2011 and 2010:

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

	Year ended September 30,
	2012	2011	2010
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$6,648,800	3,503,811	4,407,963

Weighted average common shares outstanding	22,372,184	22,372,184	22,372,184
Effect of dilutive securities	90,909	89,221	89,221
Weighted average common shares outstanding including effect of dilutive securities	22,463,093	22,461,405	22,461,405

Basic earnings per share	$0.30	0.16	0.20
Diluted earnings per share	$0.30	0.16	0.20

The Company did not declare any dividends in the years ended September 30, 2012, 2011 and 2010.

As of September 30, 2012, the Company had 50,000,000 shares of common stock authorized and 22,372,184 shares outstanding as well as 10,000,000 shares of preferred common stock authorized with none outstanding.

4.  Investments

The Company had money market fund investments that are classified as cash and cash equivalents of approximately $246,000 as of September 30, 2012.  The Company also had available-for-sale securities, generally consisting of certificates of deposit, corporate bonds and municipal bonds, totaling approximately $1.8 million, of which approximately $777,000 were classified as short-term. At September 30, 2012, the average effective maturities of the Company’s short-term and long-term investments were approximately 8 and 17 months, respectively.  During the year ended September 30, 2012, the Company recorded interest income of approximately $2,400 and recorded expense relating to amortized premiums paid of approximately $1,800.  The Company had no money market fund investments or available-for-sale investments as of September 30, 2011.

As of September 30, 2012, available-for-sale securities totaling approximately $1.8 million were in unrealized loss positions with $3,696 recorded in accumulated other comprehensive income for temporary declines in fair value, consisting of three securities in gain positions and nine securities in loss positions due to the amortization of premiums paid to acquire the securities.

The Company established an investment policy with the objective to achieve maximum yields on invested funds while protecting principal, as well as ensuring that funds will be available to meet operating cash flow requirements.  The investment policy establishes the type of investments that are acceptable, requires that each investment have a certain high level of rating as established by Standard and Poor’s and/or Moody’s and limits the amount of any one investment that may be held based on the market value of the total funds at the time of investment purchase. As of September 30, 2012, the Company’s investments in available-for-sale securities were in compliance with the Company’s investment policy.

5. Fair Value Measurements

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in authoritative guidance. The framework establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs).

As of September 30, 2012 and 2011, the Company had the following financial assets and liabilities that were subject to fair value measurements according to the fair value hierarchy:

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

		As of September 30,
		2012		2011
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents:
Money market fund	1	$245,741	245,741	—	—
Investments — available-for-sale securities:
Certificates of deposit	2	978,515	978,515	—	—
Corporate bonds	2	484,715	484,715	—	—
Municipal bonds	2	287,944	287,944	—	—
Liabilities:
Long-term debt—term loan	2	—	—	16,200,000	16,200,000
Revolving credit facility	2	—	—	11,036,324	11,036,324

The carrying amounts of the money market fund and available-for-sale securities are carried at fair value. The carrying amounts of the term loan and revolving credit facility approximate fair value for the year ended September 30, 2011.

Management believes that the carrying values approximate fair values of notes payable—related party because stated interest rates approximate market rates. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other accrued expenses approximate fair value because of the short maturity of those instruments.

6. Property and Equipment

The Company had the following property and equipment balances as of September 30, 2012 and 2011.

	Useful lives	As of September 30,
	(in years)	2012	2011
Land	n/a	$—	604,855
Construction in process	n/a	3,642,150	1,618,661
Capitalized real estate leases, including unamortized land of $600,000	40	5,204,414	—
Land improvements	6 - 15	832,239	811,304
Leasehold improvements	2 - 20	45,437,972	33,573,855
Fixtures and equipment	5 - 7	41,830,033	30,666,013
Computer hardware and software	3 - 5	6,697,106	5,362,468
		103,643,914	72,637,156
Less accumulated depreciation and amortization		(39,041,171)	(30,899,922)
Property and equipment, net		$64,602,743	41,737,234

Capitalized real estate leases include the assets for two build to suit stores that were open as of September 30, 2012 (see Note 2 and Note 13).

Construction in process includes $1.9 million as of September 30, 2012 related to construction costs for build to suit leases in process for which the Company was deemed the owner during the construction period.  These two stores are scheduled to open in the first quarter of fiscal year 2013.

Costs capitalized for computer software development for the years ended September 30, 2012 and 2011 were approximately $55,000 and $122,000, respectively, including approximately $42,000 and $110,000, respectively, related to internal staff compensation. Amortization expense related to capitalized computer software development was approximately $487,000 and $530,000 for the years ended September 30, 2012 and 2011, respectively.

Total costs capitalized for leasehold improvements and fixtures and equipment include approximately $322,000 and $337,000 related to internal staff compensation, and approximately $19,000 and $32,000 in interest costs for the years ended September 30, 2012 and 2011, respectively.

Depreciation and amortization expense for the years ended September 30, 2012, 2011 and 2010 was approximately $9.9 million, $7.6 million and $5.5 million, respectively.

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets are summarized as follows as of September 30, 2012 and 2011:

	Useful lives	As of September 30,
	(in years)	2012	2011
Amortizable intangible assets:
Covenants-not-to-compete	5.0	$292,500	292,500
Favorable operating lease	5.0	339,187	339,187
Other intangibles	0.5	22,500	22,500
Amortized intangible assets		654,187	654,187
Less accumulated amortization		(626,609)	(552,772)
Amortized intangible assets, net		27,578	101,415
Trademark	Indefinite	388,886	388,886
Total other intangibles, net		416,464	490,301
Goodwill	Indefinite	511,029	511,029
Total goodwill and other intangibles, net		$927,493	1,001,330

Amortization expense was approximately $74,000, $149,000 and $88,000 for the years ended September 30, 2012, 2011 and 2010, respectively. Amortization expense is expected to be approximately $28,000 in the year ended September 30, 2013. Amortization expense is expected to be zero for the years thereafter.

8. Supplementary Balance Sheet Information

The composition of accrued expenses is summarized as follows as of September 30, 2012 and 2011:

	As of September 30,
	2012	2011
Payroll and employee-related expenses	$4,412,741	3,270,900
Accrued income, property, sales and use tax payable	2,197,419	1,557,046
Deferred revenue related to gift card sales	555,757	495,459
Other	617,513	462,094
Total accrued expenses	$7,783,430	5,785,499

9. Deferred Financing Costs

The Company has capitalized costs incurred in securing its long-term debt (see Note 10). Deferred financing costs, net of accumulated amortization were approximately $55,000 and $89,000 as of September 30, 2012 and 2011, respectively. Accumulated amortization was approximately $832,000 and $794,000 as of September 30, 2012 and 2011, respectively.

Total amortization expense for deferred financing costs was approximately $38,000, $50,000 and $136,000 for the years ended September 30, 2012, 2011 and 2010, respectively. Scheduled amortization expenses for the years ending September 30, 2013 and 2014 are approximately $31,000 and $24,000, respectively.

10. Long-Term Debt

Credit Facility

The Company has a credit facility consisting of a revolving credit facility and a term loan that was fully repaid in fiscal year 2012.  The operating company is the borrower under the credit facility and its obligations under the credit facility are guaranteed by the holding company.

The credit facility requires compliance with certain operational and financial covenants (including a leverage ratio, a fixed charge coverage ratio and a revenue ratio). The credit facility also contains certain other limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions as defined in the credit facility agreement. Additionally, the revolving credit facility prohibits the payment of cash dividends to the holding company from the operating company, without the bank’s consent except when no default or event of default exists.

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

If no default or event of default exists dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business.  The Company does not expect such restrictions to impact its ability to meet cash obligations.  The terms and conditions of the agreement for the revolving credit facility and associated documents are customary and include, among other things, guarantees, pledges and subordinations.  At September 30, 2012 and 2011, the Company was in compliance with the debt covenants.

Revolving Credit Facility

On October 31, 2012, the Company amended the agreement governing the revolving credit facility to decrease the credit facility limit from $21.0 million to $15.0 million and to lower the unused commitment fee to 0.20% from 0.375%.  The reduction in the unused commitment fee was retroactive to August 1, 2012. The reduction in the amount available for borrowing is effective October 31, 2012.  As amended during fiscal year 2012, the credit facility matures on June 30, 2014. The Company may borrow, prepay and re-borrow amounts under this revolving credit facility at any time prior to the maturity date.

The Company had no amounts outstanding on its revolving credit facility as of September 30, 2012 and approximately $11.0 million outstanding on its revolving credit facility as of September 30, 2011. Proceeds from the Company’s IPO on July 25, 2012 were used to pay off outstanding amounts under the revolving credit facility of $10.6 million.  The commitment fee is 0.20% for any amounts not borrowed under the revolving credit facility as amended in October 2012. Interest is determined by the lender’s administrative agent and is stated at the adjusted LIBOR rate for the interest period plus the lender spread. The lender spread will be reduced by the lender subject to the Company meeting certain financial measures. The average annual interest rates for the years ended September 30, 2012, 2011 and 2010 were 2.54%, 2.38% and 3.88%, respectively.

Term Loan

The Company had no amounts outstanding as of September 30, 2012 and $16.2 million outstanding as of September 30, 2011. Proceeds from the Company’s IPO on July 25, 2012 were used to prepay the outstanding amounts under the term loan of $15.8 million.  The Company cannot borrow additional amounts on the term loan.  Interest was determined by the lender’s administrative agent and was stated at the alternate base rate for the interest period plus the applicable lender spread. The interest rate at September 30, 2011 was approximately 2.03%. The average interest rate for the years ended September 30, 2012, 2011 and 2010 was approximately 2.02%, 2.19% and 3.46%, respectively.

Notes Payable

The Company entered into a three-year promissory installment note for $1.0 million at 5.50% per annum, which matured January 31, 2011.

The revolving credit facility, long-term debt balances and capital lease finance obligations as of September 30, 2012 and 2011 were as follows:

	As of September 30,
	2012	2011
Revolving credit facility	$—	11,036,324

Long-term debt—term loan	$—	16,200,000
Capital lease finance obligations, due in monthly installments through fiscal year 2027	4,180,584	—
Capital lease finance obligations for assets under construction	1,345,258	—
Total long-term debt and capital lease finance obligations	5,525,842	16,200,000
Less current portion	(11,884)	(500,000)
Long-term debt and capital lease finance obligations, net of current portion	$5,513,958	15,700,000

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

The Company has four leases that are included in capital lease finance obligations which include two stores that were open as of September 30, 2012, and two stores that were under construction and are scheduled to open in the first quarter of fiscal year 2013 (see Note 2).  The Company does not record rent expense for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital lease finance obligation and as interest expense (see Note 13).

11. Notes Payable—Related Party

The Company has two unsecured notes payable, which bear interest at 5.33% annually and mature in October 2013.  In July 2012, the Company prepaid the outstanding balance of the note payable to Philip Isely.

Notes payable, related party consists of the following:

	As of September 30,
	2012	2011
Margaret A. Isely Spouse’s Trust	$282,499	529,210
Philip Isely	—	676,895
	282,499	1,206,105
Less current maturities	(260,187)	(562,271)
Notes payable—related party, net of current portion	$22,312	643,834

Principal maturities of $22,312 will be repaid during fiscal year 2013.

12. Split-Dollar Life Insurance Premiums and Note Receivable—Related Party

The Company had an agreement with a related party trust that owned a split-dollar life insurance policy dated January 1, 1994, on Philip Isely. One of the semiannual policy premium payments was paid by the Company each year. Split-dollar life insurance premiums are reflected in long-term assets and represent the lesser of: (1) the cash surrender value of the policy; or (2) an amount equal to the total premiums paid by the Company. Split-dollar life insurance premiums were approximately $578,000 as of September 30, 2011, which represented premiums paid to date.

Additionally, the Company entered into a note receivable on August 16, 2004, with the co-trustees of the related party trust whereby the Company had agreed to pay the other semiannual policy premium due each policy year. The agreement stated that when the policy was paid, the Company would be repaid the premiums paid plus interest at 2.5% per annum. Amounts owed to the Company under this arrangement were approximately $266,000 at September 30, 2011.  The Company entered into a collateral assignment with the related party trust whereby the split-dollar life insurance policy is held as collateral security for its advances for premiums paid to date.

Section 402 of the Sarbanes-Oxley Act of 2002 was enacted to prohibit publicly traded companies from providing personal loans to directors and executive officers. As part of the Company’s process to initiate the IPO, it evaluated its arrangement with the related party trust that owns the life insurance policy and determined that it would be appropriate to extinguish the amounts receivable from the trust for the premiums paid by the Company on behalf of the trust. On June 14, 2012, the Company entered into an agreement with Zephyr Isely, Kemper Isely and Heather C. Isely, as co-trustees of The Philip and Margaret A. Isely Joint Trust Number One to terminate and cancel the split-dollar life insurance agreement, the collateral assignment, the loan agreement and related promissory note effective with the payment by the co-trustees/trust of all outstanding sums payable to the Company. As of June 14, 2012, the outstanding amounts were $659,852 for the premiums paid under the split-dollar life insurance agreement and $270,301 for the premiums paid and interest accrued per the loan agreement for a total receivable to the Company of $930,153. On June 15, 2012, the trust repaid this amount in full, and consistent with the original terms of the agreement, the Company has no further arrangements with the employee or the trust and no further obligations to pay the split-dollar life insurance policy premiums or any death benefit.

13. Lease Commitments

The Company leases retail stores, a bulk food repackaging facility and distribution center and administrative offices under long-term operating leases through 2028. These leases include scheduled increases in minimum rents and renewal provisions at the option of the Company. Deferred rent as of September 30, 2012 and 2011 was approximately $3.6 million and $2.8 million, respectively. Tenant improvement allowances received from landlords (leasehold incentives) are recorded

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

as liabilities and recognized evenly as a reduction to rent expense over the lease term. Leasehold incentives at September 30, 2012 and 2011 were approximately $5.3 million and $4.9 million, respectively.

The Company has seven leases with Chalet Properties, LLC (Chalet), one lease with the Isely Family Land Trust LLC and one lease with 3801 East Second Avenue LLC, all related parties (see Note 16). The terms and rental rates of these related party leases are similar to leases with nonrelated parties and are at market rental rates. The leases began at various times with the earliest occurring in November 1999, continue for various terms through February 2027 and include various options to renew. Present monthly lease payments range from $4,000 to $38,000 per lease.

The minimum annual commitments under the terms of these operating leases as of September 30, 2012 are as follows:

	Third parties	Related parties	Total Operating Leases
2013	$11,024,540	1,458,000	12,482,540
2014	11,122,627	1,458,000	12,580,627
2015	10,911,503	1,458,000	12,369,503
2016	10,691,308	1,435,250	12,126,558
2017	10,246,325	1,437,000	11,683,325
Thereafter	65,510,218	12,476,250	77,986,468
	$119,506,521	19,722,500	139,229,021

The Company recently entered into lease agreements with a developer for four build to suit store locations, two of which were new stores that were open as of September 30, 2012 and two of which were under construction as of September 30, 2012.  These leases expire or become subject to renewal clauses at various dates in fiscal years 2027 and 2028.  Under the terms of the lease agreements, the Company is responsible for contributing certain amounts towards the cost of construction.  As a result of this involvement, the Company was deemed the “owner” for accounting purposes during the construction period, and is required to capitalize the construction costs on its balance sheet.  Upon completion of the project, the Company performs a sale-leaseback analysis pursuant to ASC Topic 840, Leases, to determine if the Company can remove the assets from its balance sheet.  In accordance with the terms of the lease agreements, the Company is not reimbursed for the amounts contributed towards the cost of construction and is therefore deemed to have “continuing involvement” per ASC Topic 840, Leases, which prevents the Company from derecognizing the assets on the balance sheet when construction is complete and requires the Company to account for the leases as capitalized real estate leases and related capital lease finance obligations.  As provided by ASC Topic 840, Leases, the Company records the fair market value of the building as an asset on its balance sheet, and records a capital lease finance obligation equal to the fair market value of the building less the amount the Company contributed towards construction.  The Company does not record rent expense for these leases, but rather rental payments per the lease agreements are recognized as a reduction of the capital lease finance obligation and as interest expense.

Two of the leases were for new stores that were open as of September 30, 2012.  The Company performed a sale-leaseback analysis upon completion of construction and was deemed to have continuing involvement which precluded the Company from removing the assets from its balance sheet.  Accordingly, the Company recorded approximately $5.2 million in assets and $4.2 million in capital lease finance obligations.

Future payments to the developer under the terms of the agreements for these two stores that were open as of September 30, 2012 are as follows at September 30, 2012:

	Interest expense on capital lease finance obligations	Principal payments on capital lease finance obligations	Future payments to developer over the term of the agreement
2013	$652,847	11,884	664,732
2014	651,018	13,713	664,731
2015	648,891	15,840	664,731
2016	646,417	18,314	664,731
2017	643,534	21,197	664,731
Thereafter	6,060,484	627,905	6,688,388
	$9,303,191	708,853	10,012,044

These two capital lease finance obligations have 15 year terms.  During the life of these leases, the Company will record approximately $9.3 million in interest expense and reduce the capital lease finance obligations by approximately $709,000.  At the end of these lease agreements, the Company will have assets of approximately $3.5 million, net of depreciation, and a capital lease finance obligation of approximately $3.5 million, both of which will be de-recognized at the end of the lease term.

The remaining two leases were for new stores that are scheduled to open in the first quarter of fiscal year 2013, for which the Company recorded approximately $1.9 million for construction in process and approximately $1.3 million in capital lease finance obligations.  Once construction is complete, the Company expects to be deemed to have continuing involvement and will capitalize the final costs of construction.  The Company will not record rent expense for these leases, but rather rental payments under the capital leases will be recognized as a reduction of the capital lease finance obligation and as interest expense, these amounts will be determinable upon completion of construction.  Future payments to the developer under the terms of these two locations that are in process where we are deemed to be the accounting owner during the construction period are as follows at September 30, 2012, based on the expected store opening date in the first quarter of fiscal 2013:

Future payments to developer over the term of the agreement
2013	$593,869
2014	680,585
2015	680,585
2016	680,585
2017	680,585
Thereafter	6,960,623
$10,276,832

Total rent expense, including common area expenses and warehouse rent, for the years ended September 30, 2012, 2011 and 2010 totaled approximately $12.1 million, $9.9 million and $8.2 million, respectively, including approximately $519,000, $388,000 and $340,000 in pre-opening and relocation expenses associated with rent expense for stores that had not yet opened for the years ended September 30, 2012, 2011 and 2010, respectively.

14. Stockholders’ Equity

Dividends per Common Share

The Company did not pay dividends during the years ended September 30, 2012, 2011 or 2010.

Comprehensive Income

Comprehensive income is comprised of net income and unrealized gains and losses on investments.  Comprehensive income included the following items for the periods presented:

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

	Year ended September 30,
	2012	2011
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$6,648,800	3,503,811
Unrealized loss on available-for-sale securities	(3,696)	—
Comprehensive income	$6,645,104	3,503,811

As of September 30, 2012, available-for-sale securities totaling approximately $1.8 million were in unrealized loss positions.

15.  Stock-Based Compensation

The Company adopted an Omnibus Incentive Plan (the Plan) on July 17, 2012. Stock awards granted pursuant to the Plan will be settled in new shares of the Company upon vesting. As of September 30, 2012, the Company had issued restricted stock unit awards to its Chief Financial Officer and a member of the Board of Directors which will be settled in shares of the Company’s common stock issued under the Plan once the awards are vested. The restricted stock grant to the Chief Financial Officer (CFO Award) was in accordance with the terms of her employment agreement that was signed in June 2008 which stated she was entitled to receive a grant of restricted stock units equal to 1.2% of the fully diluted shares of the Company in connection with an IPO.  Two thirds of the CFO Award vested immediately upon completion of the IPO and was settled in a combination of common stock and cash.  The remaining one third will be settled 100% in shares of common stock and vests in three equal parts over a six, 12 and 18 month period following the IPO.  Per ASC Topic 718, Stock Compensation, the occurrence of the IPO was deemed a performance condition, and therefore no expense was recorded until the performance condition was deemed probable (i.e. the closing of the IPO).  Upon completion of the IPO, the Company recorded the entire expense associated with the two thirds of the CFO Award that vested immediately, the portion that was settled in common shares was equity classified and expensed at the grant date fair value and the portion that was settled in cash was liability classified and expensed at the market value on the date of the IPO.  The grant date fair value was determined by a fair market value analysis of the Company performed by a third-party valuation specialist in fiscal year 2008.  The remaining one third of the CFO Award is valued at the grant date fair value, once the performance condition was deemed probable (occurrence of the IPO) a portion of the expense relating to the vesting period that had already expired (June 2008 to July 25, 2012) was expensed, and the remaining amount will be expensed ratably over the six, 12 and 18 month vesting period.

Each independent member of the Company’s Board of Directors is granted a number of restricted stock units under the Plan equal to the number of shares of common stock having a value of $50,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant), which is granted each year on the date of the Company’s annual meeting of stockholders, or a pro rata portion in the case of a mid-year appointment.  In July 2012, the Company appointed its first independent Board of Director member who received a restricted stock unit grant of 1,688 shares on August 1, 2012 with a grant date fair value of $19.74 which vests over a twelve month period.  Restricted common stock is granted at the market price of the stock on the day of grant, and is expensed over the applicable vesting period.

Total stock-based compensation expense before income taxes recognized in the year ended September 30, 2012 was approximately $1.1 million.  No stock-based compensation expense was recorded in the years ended September 30, 2011 or 2010. Stock-based compensation expense was included in the administrative expenses line item of the consolidated statements of income for the year ended September 30, 2012.

As of September 30, 2012, there was approximately $43,000 of unrecognized stock-based compensation expense related to nonvested restricted stock units related to approximately 90,909 shares with a weighted average grant date fair value of $1.66.  The Company anticipates that this expense will be recognized over a weighted average period of approximately one year.

16. Related Party Transactions

The Company has ongoing relationships with several related entities:

3801 East Second Avenue, LLC:  The Company has one operating lease (see Note 13) for one of its store locations with 3801 East Second Avenue LLC, an entity owned by the estate of Philip Isely and the Margaret A. Isely Family Trust, with each holding a 50% interest in the entity.  The trust is controlled by Kemper Isely, Zephyr Isely and Heather Isely, who act as its trustees.  Rent paid to 3801 East Second Avenue LLC was approximately $48,000, $48,000 and $81,000 for the years ended September 30, 2012, 2011 and 2010, respectively.

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

Isely Family Land Trust LLC:  The Company has a lease for one of its store locations with the Isely Family Land Trust LLC (Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $306,000 for each of the years ended September 30, 2012, 2011 and 2010, respectively.

Chalet:  The Company has seven store operating lease agreements with Chalet, a related party (see Note 13). Chalet is owned by four of the Company’s non-independent board members; Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $1.5 million, $1.2 million and $1.1 million for the years ended September 30, 2012, 2011 and 2010, respectively.

17. Income Taxes

The following are the components of the provision for income taxes as of September 30, 2012, 2011 and 2010, respectively:

	Year ended September 30,
	2012	2011	2010
Current federal income tax expense (benefit)	$1,102,280	(1,547,238)	1,657,441
Current state income tax expense (benefit)	179,691	(223,760)	212,223
	1,281,971	(1,770,998)	1,869,664
Deferred federal income tax	2,339,151	3,425,149	521,273
Deferred state income tax	334,097	512,649	74,835
	2,673,248	3,937,798	596,108
Total provision for income taxes	$3,955,219	2,166,800	2,465,772

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Year ended September 30,
	2012	2011	2010
Statutory tax rate	34.0%	34.0	34.0
Nontaxable income attributable to noncontrolling interest	(2.7)	(6.2)	(5.3)
State income taxes, net of federal income tax expense	3.0	3.4	2.5
Other, net	0.3	0.8	(0.6)
Effective tax rate	34.6%	32.0	30.6

Deferred taxes have been classified on the consolidated balance sheets as follows:

	As of September 30,
	2012	2011
Current assets	$842,963	583,668
Long-term liabilities	(4,143,351)	(4,947,870)
Net deferred tax liabilities	$(3,300,388)	(4,364,202)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	As of September 30,
	2012	2011
Deferred tax assets
Trademarks	$998,270	999,871
Deferred rent	1,343,691	975,748
Leasehold incentives	1,978,421	1,736,643
Capital lease finance obligation	2,052,113	—
Accrued employee benefits	515,192	414,800
Intangible assets—other	87,782	96,265
Goodwill and BVC related intangibles	3,377,416	11,662
Charitable contribution	—	46,818
Other	328,628	122,050
Gross deferred tax assets	10,681,513	4,403,857
Deferred tax liabilities
Property and equipment	(11,960,271)	(6,727,381)
Leasehold improvements	(2,012,131)	(1,763,365)
Favorable operating lease	(9,499)	(34,737)
Investment in BVC	—	(242,576)
Gross deferred tax liabilities	(13,981,901)	(8,768,059)
Net deferred tax liabilities	$(3,300,388)	(4,364,202)

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

Prior to the purchase of the noncontrolling interest in BVC in connection with the IPO, BVC was treated as a partnership under the Internal Revenue Code and similar state statutes; therefore, no provision or liability for federal or state income taxes related to the noncontrolling interest in BVC was included in the consolidated financial statements for the years ended September 30, 2011 and prior. The deferred tax amounts for the Company’s book versus tax basis in its 55% interest of BVC was reflected in the consolidated tax provision as outside basis in BVC for the years ended September 30, 2011 and prior.  Following the purchase of the noncontrolling interest in BVC, income from BVC is treated as taxable income to the Company and included in the provision for federal and state income taxes.  As a result of the acquisition of the remaining noncontrolling interest, the Company is entitled to tax deductions to the extent of any step up in tax basis on the assets of BVC, limited to the cash consideration paid.  Additionally, for tax purposes the Company recorded the noncontrolling interest purchase by stepping up acquired fixed asset balances by approximately $827,000 to reflect fair market value and recorded additional intangibles of approximately $9.2 million.  Accordingly, the tax basis in excess of book basis at the date of purchase resulted in deferred tax assets of approximately $3.6 million.

The Company believes that it is more likely than not that it will fully realize all deferred tax assets in the form of future deductions based on the nature of the deductible temporary differences and expected future taxable income.

As of September 30, 2012, the Company had $145,131 in operating loss carryforwards related to state income taxes.  The Company utilized $73,941 in state income tax carryforwards in the year ended September 30, 2012.

The Company files income tax returns with federal, state and local tax authorities. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years 2008 and prior and is no longer subject to state and local income tax examinations for fiscal years 2007 and prior.

The increase in deferred federal income taxes in fiscal year 2011 is the result of the 100% bonus depreciation legislation passed in fiscal year 2011, which provides that the Company may take a 100% bonus depreciation deduction for qualified property acquired or constructed and placed into service from September 8, 2010 through December 31, 2011.  Bonus depreciation was reduced to 50% for the period of January 1, 2012 through December 31, 2012.

18. Defined Contribution Plan

The Company has a defined contribution retirement plan (the Retirement Plan) covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provisions of Section 401(k) of the Internal Revenue Code. Employees may defer up to the annual maximum limit prescribed by the Internal Revenue Code. The Company, on a discretionary basis, matches 25% of participant contributions up to a maximum annual employer match of $2,500. The Company’s matching contribution included in expense was approximately $322,000, $260,000 and $232,000 for the years ended September 30, 2012, 2011 and 2010, respectively.

19. Segment Reporting

The Company has one reporting segment, natural and organic retail stores. The Company’s revenues are derived from the sale of natural and organic products at its stores. All existing operations are domestic.

Sales from the Company’s natural and organic retail stores are derived from sales of the following products which are presented as a percentage of sales for the years ended September 30, 2012, 2011 and 2010 as follows:

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

	As of September 30,
	2012	2011	2010
Grocery	62.7%	59.8	57.6
Dietary supplements	27.0	29.3	31.3
Other	10.3	10.9	11.1
	100.0%	100.0	100.0

20. Selected Quarterly Financial Data (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

Summarized unaudited quarterly financial data for fiscal year 2012 is as follows:

	Three months ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Net sales	$74,838,619	84,907,259	86,706,603	89,932,891
Cost of goods sold and occupancy costs	53,239,410	59,223,589	61,306,972	63,558,793
Gross profit	21,599,209	25,683,670	25,399,631	26,374,098
Store expenses	16,439,859	18,028,062	18,198,873	19,490,337
Administrative expenses	2,712,670	2,812,256	2,760,154	4,447,020
Pre-opening and relocation expenses	426,903	426,728	457,536	862,014
	19,579,432	21,267,046	21,416,563	24,799,371
Operating income	2,019,777	4,416,624	3,983,068	1,574,727
Other income (expense):
Dividends and interest income	1,682	2,329	1,427	658
Interest expense	(175,199)	(154,928)	(144,403)	(93,971)
Total other expense	(173,517)	(152,599)	(142,976)	(93,313)
Income before income taxes	1,846,260	4,264,025	3,840,092	1,481,414
Provision for income taxes	(586,262)	(1,486,443)	(1,300,121)	(582,393)
Net income	1,259,998	2,777,582	2,539,971	899,021
Net (income) loss attributable to noncontrolling interest	(269,686)	(292,503)	(339,178)	73,595
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$990,312	2,485,079	2,200,793	972,616

Summarized unaudited quarterly financial data for fiscal year 2011 is as follows:

	Three months ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Net sales	$60,618,292	66,211,085	67,578,181	70,136,488
Cost of goods sold and occupancy costs	42,961,018	46,685,239	47,828,295	49,687,700
Gross profit	17,657,274	19,525,846	19,749,886	20,448,788
Store expenses	13,221,010	14,362,484	14,635,023	15,391,173
Administrative expenses	2,489,345	2,602,642	2,574,890	2,730,014
Pre-opening and relocation expenses	337,185	685,422	446,930	494,649
	16,047,540	17,650,548	17,656,843	18,615,836
Operating income	1,609,734	1,875,298	2,093,043	1,832,952
Other income (expense):
Dividends and interest income	5,257	1,450	1,630	1,740
Interest expense	(197,631)	(195,177)	(181,470)	(94,847)
Other income, net	—	16,069	1,837	6,801
Total other expense	(192,374)	(177,658)	(178,003)	(86,306)
Income before income taxes	1,417,360	1,697,640	1,915,040	1,746,646
Provision for income taxes	(431,630)	(516,926)	(674,782)	(543,462)
Net income	985,730	1,180,714	1,240,258	1,203,184
Net income attributable to noncontrolling interest	(259,354)	(307,306)	(254,197)	(285,218)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$726,376	873,408	986,061	917,966

Natural Grocers by Vitamin Cottage, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 and 2011

21. Commitments and Contingencies

Self-Insurance

The Company is self-insured for claims under its health benefit plans, subject to a stop loss policy. The self-insurance liability related to claims under the Company’s health benefit plans is determined based on analysis of actual claims. The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued expenses. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. While the Company believes that its assumptions are appropriate, the estimated accrual for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Legal

The Company is periodically involved in various legal proceedings that are incidental to the conduct of its business, including but not limited to employment discrimination claims and customer injury claims. When the potential liability from a matter can be estimated and the loss is considered probable, the Company records the estimated loss. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from the estimates. Although the Company cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against it, management does not believe any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its business, prospects, financial condition, cash flows or results of operations.

22. Subsequent Events

On October 17, 2012, the Board of Directors (Board) of the Company elected Richard Hallé as a new member of the Board.  As an independent director, Mr. Hallé will receive a base annual retainer of $30,000 in cash, and he will receive an additional annual retainer of $5,000 in cash as a member of the Audit Committee.  Mr. Hallé was granted 1,136 restricted stock units under the Company’s Omnibus Incentive Plan equal to the number of shares of the Company’s common stock having a value of $50,000 based on the closing price of the Company’s common stock on the day of the grant, October 17, 2012, on a pro-rata basis for Mr. Hallé’s service prior to the 2013 annual meeting.  The restricted stock units will fully vest on the date that is one year after the date of grant.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Internal Control Over Financial Reporting

We completed our IPO on July 25, 2012. The rules and regulations of the SEC provide a transition period for newly public companies pursuant to which a newly public company is not required to include either a report of management’s assessment of the effectiveness of the newly public company’s internal control over financial reporting or an attestation report of its independent registered public accounting firm on the newly public company’s internal control over financial reporting in its first Annual Report on Form 10-K. This Annual Report on Form 10-K is our first annual report under the Exchange Act since the completion of our IPO. Accordingly, we have not included either management’s assessment of the effectiveness of, or our independent auditor’s attestation report on, our internal control over financial reporting in this Form 10-K.

In connection with our audit for the year ended September 30, 2012, our independent auditors identified and communicated a material weakness related to the evaluation and accounting for lease transactions including build-to-suit leases. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented, or detected and corrected, on a timely basis.  The primary factors relating to the identified material weakness were that the Company did not have adequate controls to timely review lease agreements and properly evaluate key terms of lease agreements that could cause significant accounting consequences. These consequences include, among others, the Company being deemed the owner during the construction phase of build-to-suit or other leases, finance obligations resulting from transactions failing a sale-leaseback analysis, premature recording of leasehold incentive receivables and deferred leasehold incentives, inappropriate capital lease versus operating lease analysis and excluding noncash activities and other changes from the statement of cash flows. The principal factor that contributed to this material weakness was the misinterpretation of complex accounting standards related to leases where we, as the lessee, are involved in asset construction pursuant to ASC 840, “Leases.”

Notwithstanding the identified material weakness, management believes, based on the substantive work performed, that our consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the identified material weakness, primarily through:

•                            Personnel. We have hired a Senior Financial Reporting Analyst with lease accounting experience, and we have reassigned certain responsibilities within our accounting department.

•                            Policies, Processes and Procedures. We have developed and implemented improved processes and will develop and implement supplementary policies, further improved processes and additional documented procedures.

•                            Internal Auditing. We have retained an external consulting firm to assist us in implementing our internal audit function and testing policies, processes and procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, and in consideration of the material weakness outlined above, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

Notwithstanding the material weakness discussed above, management believes, based upon the substantive work performed, that our consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP and that the other information required to be disclosed by us in this Annual Report on Form 10-K is complete and accurate in all material respects.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information provided under the headings “Executive Officers and Directors," “Corporate Governance,” ‘Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Commission within 120 days of September 30, 2012 (the “2013 Proxy Statement”). We have adopted a code of business conduct and ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, including our principal executive, financial and accounting officers, employees, consultants and contractors. Our code of business conduct and ethics is publicly available on our website at www.naturalgrocers.com and we will post any amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to the information in the 2013 Proxy Statement under the headings “Executive Compensation” and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2013 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2013 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information in the 2013 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements: See Part II, Item 8 of this Annual Report on Form 10-K
2.

Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 13, 2012.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely,
Its Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEMPER ISELY	(Principal Executive Officer, Co-President,
Kemper Isely	Director)	December 13, 2012

/s/ ZEPHYR ISELY	(Principal Executive Officer, Co-President,
Zephyr Isely	Director)	December 13, 2012

/s/ SANDRA BUFFA	(Principal Financial and Accounting Officer)
Sandra Buffa		December 13, 2012

/s/ HEATHER ISELY	Director
Heather Isely		December 13, 2012

/s/ ELIZABETH ISELY	Director
Elizabeth Isely		December 13, 2012

/s/ MICHAEL CAMPBELL	Director
Michael Campbell		December 13, 2012

/s/ RICHARD HALLE	Director
Richard Halle		December 13, 2012

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
2.1	Limited Liability Company Interest Purchase and Contribution Agreement between Vitamins, Inc., Howard & Forey, Inc., Natural Grocers by Vitamin Cottage, Inc. and Vitamin Cottage Natural Food Markets, Inc. dated June 14, 2012	Form S-1	333-182186	2.1	June 29, 2012
2.2	Form of Agreement and Plan of Merger by and among Vitamin Cottage Natural Food Markets, Inc., Vitamin Merger, Inc. and Natural Grocers by Vitamin Cottage, Inc.	Form S-1	333-182186	2.2	July 12, 2012
3.1	Amended and Restated Certificate of Incorporation	Form S-1	333-182186	3.1	July 5, 2012
3.2	Amended and Restated Bylaws	Form S-1	333-182186	3.2	July 5, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	Form S-1	333-182186	4.2.	July 20, 2012
4.3	Form of Notice of Grant of Stock Unit Award	Form S-8	333-182886	4.2.	July 27, 2012
4.4	Form of Registration Rights Agreement	Form S-1	333-182186	4.3	July 5, 2012
10.1	Amended and Restated Employment Agreement by and between Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc. and Sandra M. Buffa, dated June 26, 2012*	Form S-1	333-182186	10.1	June 29, 2012
10.2	Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders Party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 29, 2006	Form S-1	333-182186	10.2	June 29, 2012
10.3	First Amendment to Credit Agreement by and among Vitamin Cottage Natural Food Markets, Inc. and JPMorgan Chase Bank, N.A., dated November 2, 2006	Form S-1	333-182186	10.3	June 29, 2012
10.4	Second Amendment to Credit Agreement by and among Vitamin Cottage Natural Food Markets, Inc. and JPMorgan Chase Bank, N.A., dated December 13, 2006	Form S-1	333-182186	10.4	June 29, 2012
10.5	Third Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc. the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated June 26, 2007	Form S-1	333-182186	10.5	June 29, 2012
10.6	Fourth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated November 30, 2008	Form S-1	333-182186	10.6	June 29, 2012
10.7	Fifth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent,	Form S-1	333-182186	10.7	June 29, 2012

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
	dated June 30, 2009
10.8	Sixth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated June 30, 2010	Form S-1	333-182186	10.8	June 29, 2012
10.9	Seventh Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated December 21, 2010	Form S-1	333-182186	10.9	June 29, 2012
10.10	Eighth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated May 13, 2011	Form S-1	333-182186	10.10	June 29, 2012
10.11	Ninth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated July 11, 2011	Form S-1	333-182186	10.11	June 29, 2012
10.12	Tenth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated January 26, 2012	Form S-1	333-182186	10.12	June 29, 2012
10.13	Subordination Agreement by and among Vitamin Cottage Two Ltd. Liability Company, and Vitamin Cottage Natural Food Markets, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated September 29, 2006	Form S-1	333-182186	10.13	June 29, 2012
10.14	First Amendment to Subordination Agreement by and between Vitamin Cottage Two Ltd. Liability Company, and Vitamin Cottage Natural Food Markets, Inc., in favor of JPMorganChase Bank, N.A., as administrative agent, dated June 26, 2007	Form S-1	333-182186	10.14	June 29, 2012
10.15	Amended and Restated Promissory Note by Vitamin Cottage Natural Food Markets, Inc., for the benefit of JPMorgan Chase Bank, N.A., as Lender, dated December 21, 2010	Form S-1	333-182186	10.15	June 29, 2012
10.16	Form of Omnibus Incentive Plan*	Form S-1	333-182186	10.16	July 5, 2012
10.17	Summary of Compensation Arrangements for Non-Employee Directors*	Form S-1	333-182186	10.17	June 29, 2012
10.18	Form of Indemnification Agreement*	Form S-1	333-182186	10.18	June 29, 2012
10.19	Shopping Center Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated	Form S-1	333-182186	10.19	June 29, 2012

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
	January 1, 2010
10.20	Ground lease by and between 3801 East Second Avenue, LLC and Vitamin Cottage Natural Food Markets, Inc., dated March 1, 2001	Form S-1	333-182186	10.20	June 29, 2012
10.21	Commercial Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.21	July 5, 2012
10.22	Sublease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.22	June 29, 2012
10.23	Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated September 1, 2011	Form S-1	333-182186	10.23	June 29, 2012
10.24	Lease by and between Chalet Properties, LLC and Boulder Vitamin Cottage Group, LLC, dated July 1, 2011	Form S-1	333-182186	10.24	June 29, 2012
10.25	Lease by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.25	June 29, 2012
10.26	Lease by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.26	June 29, 2012
10.27	Building Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated December 8, 2010	Form S-1	333-182186	10.27	June 29, 2012
10.28	Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated May 20, 2008#	Form S-1	333-182186	10.28	June 29, 2012
10.29	Addendum A to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated February 27, 2009#	Form S-1	333-182186	10.29	June 29, 2012
10.30	Agreement Addendum to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated March 10, 2012#	Form S-1	333-182186	10.30	June 29, 2012
10.31	Third Amendment to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated June 3, 2012#	Form S-1	333-182186	10.31	June 29, 2012
10.32	Form of Stockholders Agreement, by, between and among Natural Grocers by Vitamin Cottage, Inc. and the stockholders to be named therein	Form S-1	333-182186	10.32	July 12, 2012

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
10.33	Eleventh Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated October 31, 2012	—	—	—	—
10.34	Third Amended and Restated Promissory Note by Vitamin Cottage Natural Food Markets, Inc., for the benefit of JPMorgan Chase Bank, N.A., as Lender, dated October 31, 2012.	—	—	—	—
10.35	Pledge and Security Agreement by and between Natural Grocers by Vitamin Cottage, Inc. and JP Morgan Chase Bank, N.A., as Administrative Agent, for the ratable benefit of the Secured Parties, dated October 31, 2012	—	—	—	—
10.36	Guaranty made by Natural Grocers by Vitamin Cottage, Inc. in favor of JP Morgan Chase Bank, N.A., as Administrative Agent, for the ratable benefit of the Secured Parties, dated October 31, 2012	—	—	—	—
14	Code of Ethics
21.1	List of subsidiaries	—	—	—	—
23.1	Consent of KPMG LLP
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.3	Certification of Sandra Buffa, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—

*Indicates a management contract or compensatory plan or arrangement

# Confidential portions have been omitted pursuant to a request for confidential treatment.

† The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Natural Grocers by Vitamin Cottage, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.