Form 10-K/A
period 2012-09-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2012-12-17
CIK 1547459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Natural Grocers by Vitamin Cottage, Inc. (the “Company”) for the fiscal year ended September 30, 2012, initially filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2012 (the “Original Filing”), is being filed to correct two administrative errors in the Original Filing. Specifically, the Original Filing inadvertently (i) did not include a conformed signature on the report of independent registered accounting firm from KPMG LLP (“KPMG”) included in Item 8 and (ii) did not include a conformed signature on the consent from KPMG in Exhibit 23.1.

In addition, pursuant to the rules of the SEC, “Item 8. Financial Statements and Supplementary Data” is being filed in its entirety in this Amendment. The only change in Item 8 from the Original Filing has been to add the conformed signature to the report of independent registered accounting firm.

Finally, consistent with the rules of the SEC, the certifications of the Company’s principal executive officers and principal financial and accounting officer as of the date of this Amendment are attached as exhibits to this Amendment. The only change in these certifications is their date.

PART II

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

/s/ KPMG LLP

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

13. Lease Commitments

The Company leases retail stores, a bulk food repackaging facility and distribution center and administrative offices under long-term operating leases through 2028. These leases include scheduled increases in minimum rents and renewal provisions at the option of the Company. Deferred rent as of September 30, 2012 and 2011 was approximately $3.6 million and $2.8 million, respectively. Tenant improvement allowances received from landlords (leasehold incentives) are recorded as liabilities and recognized evenly as a reduction to rent expense over the lease term. Leasehold incentives at September 30, 2012 and 2011 were approximately $5.3 million and $4.9 million, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 17, 2012.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ Kemper Isely
Kemper Isely,
Its Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEMPER ISELY	(Principal Executive Officer, Co-President,
Kemper Isely	Director)	December 17, 2012

/s/ ZEPHYR ISELY	(Principal Executive Officer, Co-President,
Zephyr Isely	Director)	December 17, 2012

/s/ SANDRA BUFFA	(Principal Financial and Accounting Officer)
Sandra Buffa		December 17, 2012

/s/ HEATHER ISELY	Director
Heather Isely		December 17, 2012

/s/ ELIZABETH ISELY	Director
Elizabeth Isely		December 17, 2012

/s/ MICHAEL CAMPBELL	Director
Michael Campbell		December 17, 2012

/s/ RICHARD HALLE	Director
Richard Halle		December 17, 2012

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
2.1	Limited Liability Company Interest Purchase and Contribution Agreement between Vitamins, Inc., Howard & Forey, Inc., Natural Grocers by Vitamin Cottage, Inc. and Vitamin Cottage Natural Food Markets, Inc. dated June 14, 2012	Form S-1	333-182186	2.1	June 29, 2012
2.2	Form of Agreement and Plan of Merger by and among Vitamin Cottage Natural Food Markets, Inc., Vitamin Merger, Inc. and Natural Grocers by Vitamin Cottage, Inc.	Form S-1	333-182186	2.2	July 12, 2012
3.1	Amended and Restated Certificate of Incorporation	Form S-1	333-182186	3.1	July 5, 2012
3.2	Amended and Restated Bylaws	Form S-1	333-182186	3.2	July 5, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	Form S-1	333-182186	4.2.	July 20, 2012
4.3	Form of Notice of Grant of Stock Unit Award	Form S-8	333-182886	4.2.	July 27, 2012
4.4	Form of Registration Rights Agreement	Form S-1	333-182186	4.3	July 5, 2012
10.1	Amended and Restated Employment Agreement by and between Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc. and Sandra M. Buffa, dated June 26, 2012*	Form S-1	333-182186	10.1	June 29, 2012
10.2	Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders Party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 29, 2006	Form S-1	333-182186	10.2	June 29, 2012
10.3	First Amendment to Credit Agreement by and among Vitamin Cottage Natural Food Markets, Inc. and JPMorgan Chase Bank, N.A., dated November 2, 2006	Form S-1	333-182186	10.3	June 29, 2012
10.4	Second Amendment to Credit Agreement by and among Vitamin Cottage Natural Food Markets, Inc. and JPMorgan Chase Bank, N.A., dated December 13, 2006	Form S-1	333-182186	10.4	June 29, 2012
10.5	Third Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc. the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated June 26, 2007	Form S-1	333-182186	10.5	June 29, 2012
10.6	Fourth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated November 30, 2008	Form S-1	333-182186	10.6	June 29, 2012
10.7	Fifth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent,	Form S-1	333-182186	10.7	June 29, 2012

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
	dated June 30, 2009
10.8	Sixth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated June 30, 2010	Form S-1	333-182186	10.8	June 29, 2012
10.9	Seventh Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated December 21, 2010	Form S-1	333-182186	10.9	June 29, 2012
10.10	Eighth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated May 13, 2011	Form S-1	333-182186	10.10	June 29, 2012
10.11	Ninth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated July 11, 2011	Form S-1	333-182186	10.11	June 29, 2012
10.12	Tenth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated January 26, 2012	Form S-1	333-182186	10.12	June 29, 2012
10.13	Subordination Agreement by and among Vitamin Cottage Two Ltd. Liability Company, and Vitamin Cottage Natural Food Markets, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated September 29, 2006	Form S-1	333-182186	10.13	June 29, 2012
10.14	First Amendment to Subordination Agreement by and between Vitamin Cottage Two Ltd. Liability Company, and Vitamin Cottage Natural Food Markets, Inc., in favor of JPMorganChase Bank, N.A., as administrative agent, dated June 26, 2007	Form S-1	333-182186	10.14	June 29, 2012
10.15	Amended and Restated Promissory Note by Vitamin Cottage Natural Food Markets, Inc., for the benefit of JPMorgan Chase Bank, N.A., as Lender, dated December 21, 2010	Form S-1	333-182186	10.15	June 29, 2012
10.16	Form of Omnibus Incentive Plan*	Form S-1	333-182186	10.16	July 5, 2012
10.17	Summary of Compensation Arrangements for Non-Employee Directors*	Form S-1	333-182186	10.17	June 29, 2012
10.18	Form of Indemnification Agreement*	Form S-1	333-182186	10.18	June 29, 2012
10.19	Shopping Center Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated	Form S-1	333-182186	10.19	June 29, 2012

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
	January 1, 2010
10.20	Ground lease by and between 3801 East Second Avenue, LLC and Vitamin Cottage Natural Food Markets, Inc., dated March 1, 2001	Form S-1	333-182186	10.20	June 29, 2012
10.21	Commercial Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.21	July 5, 2012
10.22	Sublease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.22	June 29, 2012
10.23	Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated September 1, 2011	Form S-1	333-182186	10.23	June 29, 2012
10.24	Lease by and between Chalet Properties, LLC and Boulder Vitamin Cottage Group, LLC, dated July 1, 2011	Form S-1	333-182186	10.24	June 29, 2012
10.25	Lease by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.25	June 29, 2012
10.26	Lease by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.26	June 29, 2012
10.27	Building Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated December 8, 2010	Form S-1	333-182186	10.27	June 29, 2012
10.28	Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated May 20, 2008#	Form S-1	333-182186	10.28	June 29, 2012
10.29	Addendum A to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated February 27, 2009#	Form S-1	333-182186	10.29	June 29, 2012
10.30	Agreement Addendum to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated March 10, 2012#	Form S-1	333-182186	10.30	June 29, 2012
10.31	Third Amendment to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated June 3, 2012#	Form S-1	333-182186	10.31	June 29, 2012
10.32	Form of Stockholders Agreement, by, between and among Natural Grocers by Vitamin Cottage, Inc. and the stockholders to be named therein	Form S-1	333-182186	10.32	July 12, 2012

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
10.33	Eleventh Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated October 31, 2012	Form 10-K	001-35608	10.33	December 13, 2012
10.34	Third Amended and Restated Promissory Note by Vitamin Cottage Natural Food Markets, Inc., for the benefit of JPMorgan Chase Bank, N.A., as Lender, dated October 31, 2012.	Form 10-K	001-35608	10.34	December 13, 2012
10.35	Pledge and Security Agreement by and between Natural Grocers by Vitamin Cottage, Inc. and JP Morgan Chase Bank, N.A., as Administrative Agent, for the ratable benefit of the Secured Parties, dated October 31, 2012	Form 10-K	001-35608	10.35	December 13, 2012
10.36	Guaranty made by Natural Grocers by Vitamin Cottage, Inc. in favor of JP Morgan Chase Bank, N.A., as Administrative Agent, for the ratable benefit of the Secured Parties, dated October 31, 2012	Form 10-K	001-35608	10.36	December 13, 2012
14	Code of Ethics	Form 10-K	001-35608	14	December 13, 2012
21.1	List of subsidiaries	Form 10-K	001-35608	21.1	December 13, 2012
23.1	Consent of KPMG LLP	—	—	—	—
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.3	Certification of Sandra Buffa, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—

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