Form 10-Q
period 2012-12-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2013-01-31
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012;

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35608

Natural Grocers by Vitamin Cottage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-5034161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☐

Non –accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 29, 2013 was 22,401,924.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2012

Except where the context otherwise requires or where otherwise indicated, all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers,’’ and ‘‘the Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries.

Forward Looking Statements

This Form 10-Q includes forward-looking statements in addition to historical information. These forward-looking statements are included throughout this report on Form 10-Q, including in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future” and similar terms and phrases to identify forward-looking statements in this report on Form 10-Q.

The forward-looking statements contained in this report on Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those referenced in “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012, as amended (our “Form 10-K”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

Any forward-looking statement made by us in this report on Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You are advised, however, to consult any further disclosures we may make in our future reports to the Securities and Exchange Commission, on our website, or otherwise.

PART I. Financial Information

Item 1.  Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2012	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$10,270,427	17,290,948
Short term investments — available-for-sale securities	862,597	777,445
Accounts receivable, net	1,209,110	1,755,142
Accounts receivable — leasehold incentives	891,556	100,274
Merchandise inventory	38,399,972	37,543,861
Prepaid expenses	626,975	596,090
Deferred income tax assets	951,538	842,963
Total current assets	53,212,175	58,906,723

Property and equipment, net	77,925,078	64,602,743
Other assets:
Long-term investments — available-for-sale securities	1,070,854	973,729
Deposits and other assets	199,694	196,365
Goodwill	511,029	511,029
Deferred financing costs, net	50,649	54,643
Other intangibles, net of accumulated amortization of $645,068 and $626,609, respectively	398,005	416,464
Total other assets	2,230,231	2,152,230
Total assets	$133,367,484	125,661,696
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,061,204	26,031,756
Accrued expenses	9,334,457	7,783,430
Notes payable — related party, current portion	218,744	260,187
Capital lease finance obligation, current portion	31,541	11,884
Capital lease obligation, current portion	130,014	—
Total current liabilities	29,775,960	34,087,257
Long-term liabilities:
Capital lease finance obligation, net of current portion	8,540,985	4,168,700
Capital lease finance obligation for assets under construction	2,401,068	1,345,258
Capital lease obligation, net of current portion	4,735,432	—
Deferred income tax liabilities	3,616,478	4,143,351
Deferred rent	3,766,759	3,618,233
Leasehold incentives	5,352,756	5,327,408
Notes payable — related party, net of current portion	—	22,312
Total long-term liabilities	28,413,478	18,625,262
Total liabilities	58,189,438	52,712,519
Commitments (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 50,000,000 shares, 22,372,184 issued and outstanding at December 31, 2012 and September 30, 2012	22,372	22,372
Additional paid in capital	52,681,695	52,675,925
Accumulated other comprehensive loss	(1,997)	(3,696)
Retained earnings	22,475,976	20,254,576
Total stockholders’ equity	75,178,046	72,949,177
Total liabilities and stockholders’ equity	$133,367,484	125,661,696

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended December 31,
	2012	2011
Net sales	$95,831,348	74,838,619
Cost of goods sold and occupancy costs (includes depreciation expense of $173,067 and $111,371, respectively, exclusive of additional depreciation and amortization expense listed below)	67,994,500	53,239,410
Gross profit	27,836,848	21,599,209
Store expenses (includes depreciation and amortization expense of $2,701,134 and $1,963,668, respectively)	20,202,683	16,439,859
Administrative expenses (includes depreciation and amortization expense of $117,486 and $209,982, respectively)	3,326,028	2,712,670
Pre-opening and relocation expenses	518,986	426,903
	24,047,697	19,579,432
Operating income	3,789,151	2,019,777
Other income (expense):
Dividends and interest income	2,189	1,682
Interest expense	(255,102)	(175,199)
Total other expense	(252,913)	(173,517)
Income before income taxes	3,536,238	1,846,260
Provision for income taxes	(1,314,838)	(586,262)
Net income	2,221,400	1,259,998
Net income attributable to noncontrolling interest	—	(269,686)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$2,221,400	990,312
Net income attributable to Natural Grocers by Vitamin Cottage, Inc. per common share:
Basic	$0.10	0.04
Diluted	$0.10	0.04
Weighted average common shares outstanding:
Basic	22,372,184	22,372,184
Diluted	22,464,229	22,461,405

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended December 31,
	2012	2011
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$2,221,400	990,312
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, net of tax of $631	1,068	—
Other comprehensive income	1,068	—
Comprehensive income	$2,222,468	990,312

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended December 31,
	2012	2011
Operating activities:
Net income	$2,221,400	1,259,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,991,687	2,285,021
Gain on disposal of property and equipment	(1,000)	—
Stock-based compensation	17,541	—
Deferred income tax (benefit) expense	(635,448)	475,822
Amortization of deferred financing costs	22,176	12,830
Other amortization	16,959	16,959
Other	789	—
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	546,032	277,010
Accounts receivable — leasehold incentives	(791,282)	508,941
Income tax receivable	—	110,441
Merchandise inventory	(856,111)	(822,894)
Prepaid expenses and other assets	(34,214)	41,379
(Decrease) increase in:
Accounts payable	(3,008,124)	(145,492)
Accrued expenses	1,676,028	53,595
Deferred rent and lease incentives	173,874	261,262
Net cash provided by operating activities	2,340,307	4,334,872
Investing activities:
Acquisition of property and equipment	(8,824,547)	(4,332,843)
Proceeds from sale of property and equipment	1,000	—
Purchase of available-for-sale securities	(181,367)	—
Increase in split-dollar life insurance premiums	—	(1,677)
Net cash used in investing activities	(9,004,914)	(4,334,520)
Financing activities:
Borrowings under credit facility	—	2,553,488
Repayments under credit facility	—	(125,000)
Repayments under notes payable, related party	(63,755)	(137,776)
Capital lease finance obligation payments	(5,785)	—
Equity issuance costs	(268,192)	—
Loan fees paid	(18,182)	(3,209)
Net cash (used in) provided by financing activities	(355,914)	2,287,503
Net (decrease) increase in cash and cash equivalents	(7,020,521)	2,287,855
Cash and cash equivalents, beginning of the period	17,290,948	377,549
Cash and cash equivalents, end of the period	$10,270,427	2,665,404
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of none and $5,800, respectively	$3,482	173,974
Cash paid for interest on capital lease finance obligations	229,101	—
Income taxes paid	101,350	—
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$2,176,161	605,100
Property acquired through capital lease finance obligations	5,453,537	—
Property acquired through capital lease obligations	4,865,446	—

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

December 31, 2012 and 2011

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage® with 61 stores as of December 31, 2012, including 31 stores in Colorado, ten in Texas, four in New Mexico, three in each of Kansas, Arizona and Montana, two in Wyoming, and one in each of the following states; Utah, Oklahoma, Missouri, Idaho and Nebraska.  The Company’s bulk food repackaging facility and distribution center is located in Colorado. The Company had 51 stores as of December 31, 2011.

2. Basis of Presentation and Recent Accounting Pronouncements

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as amended. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.  Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fiscal year ending September 30.

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

The Company has one reporting segment, natural and organic retail stores.  Sales from the Company’s natural and organic retail stores are derived from sales of the following products which are presented as a percentage of sales for the three months ended December 31, 2012 and 2011 as follows:

	Three months ended December 31,
	2012	2011
Grocery	64.1%	62.1
Dietary supplements	25.4	27.0
Other	10.5	10.9
	100.0%	100.0

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentations of Comprehensive Income, which amends Accounting Standards Codification (ASC) 220, Comprehensive Income. The update eliminates the option of presenting the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, comprehensive income must be reported either in a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the implementation requirement in ASU No. 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The amended guidance specifies that entities should continue to report reclassifications out of accumulated other comprehensive income consistent with presentation requirements in effect before ASU No. 2011-05. The guidance provided in ASU No. 2011-05 and ASU No. 2011-12 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The provisions are effective for the Company’s first quarter of fiscal year 2013 and the Company has changed its presentation of comprehensive income in this filing on Form 10-Q to adhere to this new guidance.

3. Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to Natural Grocers by Vitamin Cottage, Inc. stockholders by the weighted average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below is basic and diluted EPS for the three months ended December 31, 2012 and 2011:

	Three months ended December 31,
	2012	2011
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$2,221,400	990,312

Weighted average common shares outstanding	22,372,184	22,372,184
Effect of dilutive securities	92,045	89,221
Weighted average common shares outstanding including effect of dilutive securities	22,464,229	22,461,405

Basic earnings per share	$0.10	0.04
Diluted earnings per share	$0.10	0.04

The Company did not declare any dividends in the three months ended December 31, 2012 or 2011.

As of December 31, 2012, the Company had 50,000,000 shares of common stock authorized and 22,372,184 shares outstanding as well as 10,000,000 shares of preferred common stock authorized with none outstanding.

4. Long-Term Debt

The Company has a credit facility consisting of a revolving credit facility and a term loan that was fully repaid in fiscal year 2012.  The amount previously available under the revolving credit facility, which matures on June 30, 2014, was $21.0 million. On October 31, 2012, the Company signed an amendment to the credit facility to reduce the amount available for borrowing to $15.0 million and to reduce the unused commitment fee from 0.375% to 0.20%. The Company had no amounts outstanding on the revolving credit facility as of December 31, 2012 and September 30, 2012.

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

The Company has four completed and opened stores reflected in capital lease finance obligations totaling $8.6 million and one store in the construction phase with amounts accrued of $2.4 million as of December 31, 2012.  The store in the construction phase is scheduled to open in the second quarter of fiscal 2013.

As of September 30, 2012, the Company had two completed and opened stores reflected in capital lease finance obligations totaling $4.2 million and two stores in the construction phase with amounts accrued of $1.3 million. The stores in the construction phase opened during the first quarter of fiscal 2013.

                The Company does not record rent expense for these capitalized real estate leases, but rather rental payments are recognized as a reduction of the capital lease finance obligation and as interest expense.  Depreciation expense for the related capitalized real estate leases for build to suit stores is included in store expenses in the consolidated statements of income.

Capital lease finance obligations as of December 31, 2012 and September 30, 2012 are summarized as follows:

	As of December 31, 2012	As of September 30, 2012
Capital lease finance obligations, due in monthly installments through fiscal year 2028	$8,572,526	4,180,584
Less current portion	(31,541)	(11,884)
Total long-term capital lease finance obligations	$8,540,985	4,168,700

Capital lease finance obligations for assets under construction	$2,401,068	1,345,258

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Capital lease obligations include the present value of the minimum lease payments for two stores that are scheduled to open in the second quarter of fiscal year 2013.  The Company took possession of these buildings near the end of the first quarter ended December 31, 2012.

As of December 31, 2012
Capital lease obligations, due in monthly installments through fiscal year 2028	$4,865,446
Less current portion	(130,014)
Total long-term capital lease obligations, net of current portion	$4,735,432

The Company incurred gross interest expense of $233,000 and $168,000 in the three months ended December 31, 2012 and 2011, respectively, as well as $22,000 and $13,000 in amortization of deferred financing costs for the three months ended December 31, 2012 and 2011, respectively.  The Company had capitalized interest of $5,800 in the three months ended December 31, 2011.  The Company did not capitalize any interest in the three months ended December 31, 2012.

5. Property and Equipment

The Company had the following property and equipment balances as of December 31, 2012 and September 30, 2012:

	Useful lives (in years)	As of December 31, 2012	As of September 30, 2012
Construction in process	n/a	$4,674,072	3,642,150
Capitalized real estate leases for build to suit stores, including unamortized land of $616,793 and $600,000, respectively	40	10,475,546	5,204,414
Capitalized real estate leases	15	4,865,446	—
Land improvements	6 - 15	832,239	832,239
Leasehold improvements	2 - 20	48,210,835	45,437,972
Fixtures and equipment	5 - 7	43,789,176	41,830,033
Computer hardware and software	3 - 5	7,008,102	6,697,106
		119,855,416	103,643,914
Less accumulated depreciation and amortization		(41,930,338)	(39,041,171)
Property and equipment, net		$77,925,078	64,602,743

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements (continued)

December 31, 2012 and 2011

Capitalized real estate leases for build to suit stores as of December 31, 2012 include the assets for four build to suit stores that were open as of December 31, 2012 and are depreciated over a 40 year useful life. Capitalized real estate leases as of September 30, 2012 include the assets for two build to suit stores that were open as of September 30, 2012.

Construction in process includes $2.4 million as of December 31, 2012 related to construction costs for one build to suit lease in process for which the Company was deemed the owner during the construction period.  This store is scheduled to open in the second quarter of fiscal year 2013. Construction in process includes $1.9 million as of September 30, 2012 related to construction costs for build to suit leases in process related to two stores that opened in the first quarter of fiscal year 2013.

Capitalized real estate leases include the present value of the minimum lease payments for two stores that are scheduled to open in the second quarter of fiscal year 2013 and are being depreciated over a 15 year useful life which represents the lease terms.  The Company took possession of these properties near the end of the first quarter ended December 31, 2012.  Per ASC Topic 840, Leases, these leases were deemed to be capital leases, and accordingly the Company capitalized the present value of the minimum lease payments and recorded a related capital lease obligation.

During the three months ended December 31, 2012 and 2011, the Company recorded depreciation and amortization expense of $3.0 million and $2.3 million, respectively.

During the three months ended December 31, 2012 and 2011 the Company recorded depreciation expense in the cost of goods sold and occupancy costs line item of the consolidated statements of income of $173,000 and $111,000, respectively, for depreciation related to assets directly used at our bulk food repackaging facility.

During the three months ended December 31, 2012 and 2011 the Company recorded $2.7 million and $2.0 million, respectively, for depreciation expense in the store expenses line item of the consolidated statements of income related to depreciation for assets directly used at the stores including depreciation on capitalized real estate leases, land improvements, leasehold improvements, fixtures and equipment and computer hardware and software.

During the three months ended December 31, 2012 and 2011 the Company recorded $117,000 and $210,000, respectively, for depreciation and amortization expense in the administrative expenses line item of the consolidated statements of income related to depreciation for assets directly used at the home office including depreciation on land improvements, leasehold improvements, fixtures and equipment and computer hardware and software as well as amortization expense related to intangible assets.

6. Supplementary Balance Sheet Information

The composition of accrued expenses is summarized as follows as of December 31, 2012 and September 30, 2012:

	As of December 31,	As of September 30,
	2012	2012
Payroll and employee-related expenses	$3,949,636	4,412,741
Accrued property, sales and use tax payable	2,262,634	2,122,672
Accrued income taxes payable	1,923,684	74,747
Other	661,761	617,513
Deferred revenue related to gift card sales	536,742	555,757
Total accrued expenses	$9,334,457	7,783,430

7.  Investments

The Company had money market fund investments that are classified as cash and cash equivalents of $67,000 and $246,000 as of December 31, 2012 and September 30, 2012, respectively.  The Company also had available-for-sale securities, generally consisting of certificates of deposit, corporate bonds and municipal bonds, totaling $1.9 million and $1.8 million as of December 31, 2012 and September 30, 2012, respectively, of which $863,000 and $777,000 were classified as short-term as of December 31, 2012 and September 30, 2012, respectively. At December 31, 2012, the average effective maturities of the Company’s short-term and long-term investments were approximately five and 13 months, respectively. At September 30, 2012, the average effective maturities of the Company’s short-term and long-term investments were approximately eight and 17 months, respectively. During the three months ended December 31, 2012, the Company recorded interest income of $9,700 and recorded expense relating to amortized premiums paid of $7,500.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements (continued)

December 31, 2012 and 2011

As of December 31, 2012, available-for-sale securities totaling $1.9 million were in unrealized loss positions with $1,997 recorded in accumulated other comprehensive income for temporary declines in fair value, consisting of three securities in gain positions and eleven securities in loss positions due to the amortization of premiums paid to acquire the securities.  As of September 30, 2012, available-for-sale securities totaling $1.8 million were in unrealized loss positions with $3,696 recorded in accumulated other comprehensive income for temporary declines in fair value, consisting of three securities in gain positions and nine securities in loss positions due to the amortization of premiums paid to acquire the securities.  There was no other than temporary impairment on available-for-sale securities as of December 31, 2012 or September 30, 2012.

8. Fair Value Measurements

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in authoritative guidance. The framework establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs).

As of December 31, 2012 and September 30, 2012, the Company had the following financial assets that were subject to fair value measurements according to the fair value hierarchy:

		As of December 31, 2012		As of September 30, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents:
Money market fund	1	$67,320	67,320	245,741	245,741

Investments — available-for-sale securities:
Certificates of deposit	2	$980,850	980,850	978,515	978,515
Corporate bonds	2	485,625	485,625	484,715	484,715
Municipal bonds	2	466,976	466,976	287,944	287,944
Total		$1,933,451	1,933,451	1,751,174	1,751,174

The carrying amounts of the money market fund and available-for-sale securities are carried at fair value. During the three months ended December 31, 2012, the Company purchased $181,000 in available-for-sale securities, resulting in a decrease in the money market fund (level 1) and an increase in available-for-sale securities (level 2).  Transfers between levels of the fair value hierarchy are deemed to have occurred when amounts from the money market fund are invested in available-for-sale securities and vice versa.  The transfer is deemed to have occurred as of the date of the event or transfer.  See Note 7, Investments, for additional disclosures.

The Company believes that the carrying values approximate fair values of notes payable — related party because stated interest rates approximate market rates. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate fair value because of the short maturity of those instruments.

9. Related Party Transactions

The Company has seven leases with Chalet Properties, LLC (Chalet), one lease with the Isely Family Land Trust LLC (Land Trust) and one lease with 3801 East Second Avenue LLC, all related parties.

Chalet:  Rent paid to Chalet was approximately $324,000 and $318,000 in the three months ended December 31, 2012 and 2011, respectively.

Land Trust:  Rent paid to the Land Trust was approximately $76,500 for each of the three months ended December 31, 2012 and 2011.

3801 East Second Avenue, LLC:  Rent paid to 3801 East Second Avenue LLC was approximately $12,000 for each of the three months ended December 31, 2012 and 2011.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements (continued)

December 31, 2012 and 2011

10. Commitments and Contingencies

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

11. Subsequent Events

The unlimited insurance coverage for noninterest bearing accounts provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act expired on December 31, 2012.  As a result, deposits held in noninterest bearing transaction accounts are now aggregated with any interest bearing deposits the owner may hold in the same ownership category, and the combined total insured up to at least $250,000.  Accordingly, as of January 1, 2013, the Company’s cash and cash equivalents account balance is only insured up to $250,000 per financial institution by the Federal Deposit Insurance Corporation (FDIC).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in conjunction with our Form 10-K. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those discussed in our Form 10-K. Such forward-looking statements are often identified with such words as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future” or similar words concerning future events. Actual results could differ materially from these forward- looking statements. All references to a “fiscal year” refer to a year beginning on October 1 of the previous year, and ending on September 30 of such year (for example “fiscal year 2013” refers to the year from October 1, 2012 to September 30, 2013).

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado, and as of December 31, 2012, we operated 61 stores in 12 states, including Colorado, Arizona, Idaho, Kansas, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Texas, Utah and Wyoming as well as a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from 5,000 selling square feet to 14,500 selling square feet, with a typical store average of approximately 9,700 selling square feet.  Our most recent twelve new stores averaged approximately 10,500 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition has enabled us to continue to open new stores and enter new markets. In each of fiscal years 2012 and 2011, we opened ten new stores, and in each of fiscal years 2010 and 2009, we opened six new stores. We currently plan to open 12 new stores in fiscal year 2013, two of which we opened in the three months ended December 31, 2012 in Missoula and Helena, Montana and one of which opened on January 22, 2013 in Denton, Texas.  We have signed leases for five new store locations in Lubbock, Texas; Omaha, Nebraska; Medford and Salem, Oregon and Kalispell, Montana for stores that we plan to open in fiscal year 2013.  Additionally, we plan to remodel two existing stores and relocate one existing store in fiscal year 2013.

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

•                  Position within the broader grocery industry.  The grocery industry is highly competitive. Our competition varies by market and includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers. Customer shopping preferences are based on a number of factors, including price, selection, quality, customer service, shopping environment, location or any combination of these factors. Natural and organic groceries and dietary supplements continue to be some of the fastest growing segments in grocery retailing, which we believe has lead our competitors to increase their focus and advertising on natural and organic selections. The growth in the market has also driven our competitors to open new stores and enter new markets, which has had and may continue to have an impact on our results of operations for any given period.

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

•                  Net sales.  We reported net sales of $95.8 million for the three months ended December 31, 2012, which is a 28.1% increase compared to net sales of $74.8 million for the three months ended December 31, 2011.

•                  Comparable store sales.  Our comparable store sales for the three months ended December 31, 2012 increased 12.9% over the three months ended December 31, 2011.  As of December 31, 2012, we have had over 44 quarters of consecutive growth in comparable store sales.

•                  Mature store sales.  Our mature store sales for the three months ended December 31, 2012 increased 8.1% over the three months ended December 31, 2011.  For fiscal year 2013, mature store sales include all stores open during or before fiscal year 2008.

•                  Net income.  We reported net income of $2.2 million for the three months ended December 31, 2012 which increased $961,000, or 76.3%, compared to net income of $1.3 million for the three months ended December 31, 2011.

•                  Net income attributable to Natural Grocers by Vitamin Cottage, Inc.  We reported net income attributable to Natural Grocers by Vitamin Cottage, Inc. of $2.2 million for the three months ended December 31, 2012 which increased $1.2 million, or 124.3%, compared to net income attributable to Natural Grocers by Vitamin Cottage, Inc. of $990,000 for the three months ended December 31, 2011.

•                  EBITDA.  We generated EBITDA of $6.8 million in the three months ended December 31, 2012, which increased $2.5 million, or 57.5%, from $4.3 million in the three months ended December 31, 2011. EBITDA is not a measure of financial performance under GAAP. Items excluded from EBITDA are significant components in understanding and assessing our financial performance. Refer to the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA.

•                  Liquidity.  We had $10.3 million in cash and cash equivalents and $1.9 million in available-for-sale securities as of December 31, 2012, as well as $15.0 million available under our revolving credit facility. On October 31, 2012, we amended our revolving credit facility and reduced the amount available from $21.0 million to $15.0 million.

•                  New store growth.  We have opened 34 new stores since the beginning of fiscal year 2009, ending with 61 stores as of December 31, 2012. We opened six, six, ten and ten new stores in the years ended September 30, 2009, 2010, 2011 and 2012, respectively. We opened two new stores during each of the three months ended December 31, 2012 and 2011, and plan to open a total of 12 new stores in fiscal year 2013.

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

We plan for the foreseeable future to continue opening new stores and entering new markets at or above recent levels of growth. During the past few years, we have successfully expanded our infrastructure to enable us to support our continued growth. This has included successfully implementing an enterprise resource planning, or ERP, system in fiscal year 2010, hiring key personnel and developing efficient, effective new store opening construction and operations processes and the relocation and expansion of our bulk food repackaging facility and distribution center in September 2012. We believe there are attractive opportunities for us to continue to expand our store base and focus on increasing comparable store sales. As we continue to expand our store base, we believe there are opportunities for increased leverage in fixed costs, such as administrative expenses, as well as increased economies of scale in sourcing products.  However, due to our commitment to providing high-quality products at affordable prices, such economies of scale may not be reflected in our gross margin in the near term. This opportunity for increased leverage will be slightly offset by higher administrative expenses that we have incurred and will continue to incur as a result of being a public company.  Additionally, higher costs of our bulk food repackaging facility and distribution center as a result of the recent relocation and expansion may not be offset by retail price changes in the near term.

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

•                  Change in mature store sales.  We begin to include sales from a store in mature store sales after the store has been open for any part of five fiscal years (for example, our mature stores for fiscal year 2013 are stores that opened during or before fiscal year 2008).  We monitor the percentage change in mature store sales by comparing sales from all stores in our mature store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year.  When a store that is included in mature store sales is remodeled or relocated, we continue to consider sales from that store to be mature store sales. Our mature store sales data may not be presented on the same basis as our competitors.

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink and store occupancy costs. Store occupancy costs include rent payments, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation for assets directly used at our bulk food repackaging facility.  The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors. As a result, our cost of goods sold and occupancy costs data included in this Form 10-Q may not be comparable to similar data made available by our competitors. New stores typically have higher occupancy costs as a percentage of sales compared to comparable stores, as new stores generally experience lower sales combined with fixed occupancy costs. Occupancy costs as a percentage of sales typically decrease as new stores increase sales and mature.

Gross profit and gross margin

Gross profit is equal to our net sales less our cost of goods sold and occupancy costs. Gross margin is gross profit as a percentage of sales. Gross margin is impacted by changes in retail prices, product costs, occupancy costs, changes in the mix of products sold and the rate at which we open new stores.

Store expenses

Store expenses consist of store level expenses, such as salary and benefits, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores including depreciation on capitalized real estate leases, land improvements, leasehold improvements, fixtures and equipment and computer hardware and software.  Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations. The majority of store expenses are composed of salary related expenses which we closely manage and which trend closely with sales. Labor related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores require a certain level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor related expenses as a percentage of sales typically decrease.

Administrative expenses

Administrative expenses consist of home office related expenses, such as salary and benefits, stock-based compensation, office supplies, hardware and software expenses, depreciation and amortization expense, occupancy costs (including rent, common area maintenance, real estate taxes and utilities), professional services expenses, expenses associated with our board of directors and other general and administrative expenses. Depreciation expense included in administrative expenses relates to depreciation for assets directly used at the home office including depreciation on land improvements, leasehold improvements, fixtures and equipment and computer hardware and software.  We expect that our administrative expenses will increase in future periods due to additional legal, accounting, insurance, stock-based compensation and other expenses we expect to incur as a result of being a public company.

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

Interest expense

Interest expense consists of the interest we pay on our outstanding indebtedness, which currently includes our revolving credit facility (which carries an interest rate on amounts outstanding as well as an unused commitment fee on available amounts) and related party notes payable.  Interest expense also includes interest associated with capital lease finance obligations and capital lease obligations.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended December 31,
	2012	2011

Statements of Income Data:*
Net sales	100.0%	100.0
Cost of goods sold and occupancy costs	71.0	71.1
Gross profit	29.0	28.9
Store expenses	21.1	22.0
Administrative expenses	3.5	3.6
Pre-opening and relocation expenses	0.5	0.6
Operating income	4.0	2.7
Interest expense	(0.3)	(0.2)
Income before income taxes	3.7	2.5
Provision for income taxes	(1.4)	(0.8)
Net income	2.3	1.7
Net income attributable to noncontrolling interest	—	(0.4)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	2.3%	1.3

* Figures may not sum due to rounding.

Three months ended December 31, 2012 compared to the three months ended December 31, 2011

The following table summarizes our results of operations and other operating data for the periods presented:

	Three months ended December 31,		Variance
	2012	2011	Dollars	Percent
	(Unaudited)
Statements of Income Data:
Net sales	$95,831,348	74,838,619	20,992,729	28.1%
Cost of goods sold and occupancy costs	67,994,500	53,239,410	14,755,090	27.7
Gross profit	27,836,848	21,599,209	6,237,639	28.9
Store expenses	20,202,683	16,439,859	3,762,824	22.9
Administrative expenses	3,326,028	2,712,670	613,358	22.6
Pre-opening and relocation expenses	518,986	426,903	92,083	21.6
Operating income	3,789,151	2,019,777	1,769,374	87.6
Other income (expense):
Dividends and interest income	2,189	1,682	507	30.1
Interest expense	(255,102)	(175,199)	(79,903)	45.6
Income before income taxes	3,536,238	1,846,260	1,689,978	91.5
Provision for income taxes	(1,314,838)	(586,262)	(728,576)	124.3
Net income	2,221,400	1,259,998	961,402	76.3
Net income attributable to noncontrolling interest	—	(269,686)	269,686	100.0
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$2,221,400	990,312	1,231,088	124.3%
Other Operating Data:
Number of stores at end of period	61	51
Store unit count increase period over period	19.6%	24.4
Change in comparable store sales	12.9%	8.6

Net sales

Net sales increased $21.0 million, or 28.1%, to $95.8 million for the three months ended December 31, 2012 compared to $74.8 million for the three months ended December 31, 2011, due to an $11.3 million increase in non-comparable store sales and a $9.7 million, or 12.9%, increase in comparable store sales. The increase in comparable store sales was driven by an 8.3% increase in transaction count and a 4.2% increase in average transaction size at comparable stores. Comparable store average transaction size increased to $35.66 in the three months ended December 31, 2012 from $34.21 in the three months ended December 31, 2011.

Gross profit

Gross profit totaled $27.8 million for the three months ended December 31, 2012, compared to $21.6 million for the three months ended December 31, 2011. Cost of goods sold and occupancy costs increased $14.8 million, or 27.7%, to $68.0 million for the three months ended December 31, 2012 compared to $53.2 million for the three months ended December 31, 2011, primarily due to an increase in cost of goods sold and occupancy costs from non-comparable stores. Gross margin increased from 28.9% for the three months ended December 31, 2011 to 29.0% for the three months ended December 31, 2012.  The increase in gross margin period over period was driven by an increase in product margin across all departments, offset by a shift in department sales mix and a decrease in product margin for our bulk products driven by increased production costs as a result of our recent relocation to a larger bulk food repackaging and distribution center in September 2012.  Occupancy costs as a percentage of sales remained flat period over period, as four new stores were accounted for as capital lease finance obligations.  In the three months ended December 31, 2011, all of the Company’s leases were accounted for as operating leases with rent expense included in occupancy costs.  In the three months ended December 31, 2012, four of the Company’s new stores were accounted for as capital lease finance obligations.  We do not record straight-line rent expense in costs of goods sold and occupancy costs for these leases, but rather rent payments per the lease terms are recognized as a reduction of the capital lease finance obligation and as interest expense.  Additionally, depreciation expense related to the capitalized asset is recorded in store expenses.  If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales would have increased approximately 20 basis points in the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Store expenses

Store expenses increased $3.8 million, or 22.9%, to $20.2 million in the three months ended December 31, 2012 from $16.4 million in the three months ended December 31, 2011. Store expenses as a percentage of sales were 21.1% and 22.0% for the three months ended December 31, 2012 and 2011, respectively. The decrease in store expenses as a percentage of sales was primarily due to a decrease in salary related expenses as a percentage of sales, and to a lesser extent, a decrease in advertising expense, offset by an increase in depreciation expense as a percentage of sales at new stores.  Store labor related expenses as a percentage of sales decreased 0.4% for the three months ended December 31, 2012 compared to the same period in the prior year, due to leverage from the increase in comparable store sales, as the increased salary related expenses required to support the sales growth was less than the increase in sales.  Direct store advertising expense as a percentage of sales decreased as a result of decreased production costs as we began producing our Health Hotline newsletter and sales flyer in-house in fiscal year 2012.  This decrease in production costs was offset by an increase in the volume of newspaper advertising as a result of entering new markets.

Administrative expenses

Administrative expenses increased $613,000, or 22.6%, to $3.3 million for the three months ended December 31, 2012 compared to $2.7 million in the three months ended December 31, 2011, due to the addition of general and administrative positions to support our store growth. Administrative expenses as a percentage of sales were 3.5% and 3.6% for the three months ended December 31, 2012 and 2011, respectively. The decrease in administrative expenses as a percentage of sales was a result of our ability to support additional store investments and sales without proportionate investments in additional overhead.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $92,000, or 21.6%, in the three months ended December 31, 2012 compared to the same period in the prior year due to the timing of new store openings.  We opened two new stores during each of the three months ended December 31, 2012 and 2011.  No stores were relocated or remodeled during the three months ended December 31, 2012 and 2011.

Interest expense

Interest expense increased $80,000, or 45.6%, in the three months ended December 31, 2012 compared to the three months ended December 31, 2011 due to an increase in interest expense as a result of interest related to four capital lease finance obligations that resulted in $229,000 in interest expense in the three months ended December 31, 2012.  This increase was offset by a decrease in interest expense due to the payoff of all outstanding amounts under the term loan and revolving credit facility in July 2012.

Income taxes

Our effective income tax rate for the three months ended December 31, 2012 and 2011 was 37.2% and 31.8%, respectively. The increase in our effective income tax rate was due to owning 100% of BVC for the three months ended December 31, 2012 and therefore no longer having nontaxable net income attributable to noncontrolling interest.  Excluding the impact of BVC, our tax rate remained consistent with the comparable prior period.  On January 2, 2013, The American Taxpayer Relief Act of 2012 retroactively extended from January 1, 2012 through December 31, 2013, the 15-year cost recovery period for qualified leasehold improvements.  Further, the 50% bonus depreciation allowance on qualified leasehold improvements that was set to expire on December 31, 2012 was extended until December 31, 2013.  We will reflect these changes in tax policy in the three months ended March 31, 2013, but we do not expect the application of this change to materially impact our effective income tax rate for the second quarter of fiscal year 2013.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest decreased $270,000 in the three months ended December 31, 2012 compared to the three months ended December 31, 2011, as a result of the purchase of the remaining noncontrolling interest in BVC in July 2012.  As a result of the purchase, we acquired 100% of the equity interests in BVC.  Effective October 31, 2012, BVC merged with and into our operating company and ceased to exist.

Net income attributable to Natural Grocers by Vitamin Cottage, Inc. and pro forma net income attributable to Natural Grocers by Vitamin Cottage, Inc.

Net income attributable to Natural Grocers by Vitamin Cottage, Inc. increased 124.3% to $2.2 million in the three months ended December 31, 2012 from $990,000 in the three months ended December 31, 2011.  Pro forma net income attributable to Natural Grocers by Vitamin Cottage, Inc. (which illustrates net income as if we owned 100% of BVC for the three months ended December 31, 2011) increased $1.1 million, or 91.5% to $2.2 million in the three months ended December 31, 2012 from $1.2 million in the three months ended December 31, 2011.

In connection with our IPO in July 2012, we purchased the 45% noncontrolling interest in BVC not previously owned by us.  Prior to the purchase of the noncontrolling interest, we held a controlling 55% interest in BVC.  As such, our consolidated statements of income include the revenues and expenses of BVC for the three months ended December 31, 2011 as required by GAAP, with 45% of BVC’s net income reported as net income attributable to noncontrolling interest in our consolidated statements of income for the three months ended December 31, 2011. The pro forma financial data presented below illustrates what our net income would have been had we owned 100% of BVC for the three months ended December 31, 2011. Our effective tax rate increased as a result of the BVC acquisition, as the income attributable to the noncontrolling interest was nontaxable income prior to the acquisition, but is included in our taxable income after the acquisition.  The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to pro forma net income for the three months ended December 31, 2011:

Three months ended December 31, 2011
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$990,312
Net income attributable to noncontrolling interest	269,686
Net income	1,259,998
Provision for income taxes	586,262
Income before income taxes	1,846,260
Pro forma provision for income taxes	(686,547)
Pro forma net income	$1,159,713
Per Share Data:
Pro forma net income per common share
Basic	$0.05
Diluted	$0.05

Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure of pro forma net income as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period and we believe this non-GAAP measure provides investors with comparable data period over period to illustrate pro forma results had we owned 100% of BVC for all periods presented. By providing this non-GAAP financial measure, together with a reconciliation from net income attributable to Natural Grocers by Vitamin Cottage, Inc., we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Our competitors may define this non-GAAP financial measure differently, and as a result, our measure of pro forma net income may not be directly comparable to those of other companies. Items excluded from pro forma net income are significant components in understanding and assessing financial performance. This non-GAAP measure is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. This non-GAAP financial measure has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. We further believe that our presentation of this non-GAAP financial measurement provides information that is useful to analysts and investors because they are important indicators of the strength of our operations and the performance of our business.

EBITDA

Earnings before interest, taxes, depreciation and amortization , or EBITDA, increased 57.5% to $6.8 million in the three months ended December 31, 2012 compared to $4.3 million in the three months ended December 31, 2011.  The new stores that were accounted for as capital lease finance obligations rather than being reflected as operating leases increased EBITDA as a percentage of sales by approximately 30 basis points, due to the impact on cost of goods sold and occupancy costs as discussed above as well as occupancy costs that would have been included in pre-opening expenses prior to the stores opening date if these leases had been accounted for as operating leases.

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income attributable to Natural

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

Due to these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA as supplemental information. We further believe that our presentation of this non-GAAP financial measure provides information that is useful to analysts and investors because it is an important indicator of the strength of our operations and the performance of our business.

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA:

	Three months ended December 31,
	2012	2011
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$2,221,400	990,312
Net income attributable to noncontrolling interest	—	269,686
Net income	2,221,400	1,259,998
Interest expense	255,102	175,199
Provision for income taxes	1,314,838	586,262
Depreciation and amortization	2,991,687	2,285,021
EBITDA	$6,783,027	4,306,480

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility. Additionally, we received $58.1 million in proceeds, net of underwriting fees, from our IPO in July 2012.  As of December 31, 2012, $39.5 million of the net proceeds from our IPO have been used to repay our term loan and all outstanding amounts under our revolving credit facility, purchase the noncontrolling interest in BVC, pay expenses associated with the IPO and pay the cash portion of restricted stock awards.

Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, debt service and corporate taxes. As of December 31, 2012, we had $10.3 million in cash and cash equivalents and $1.9 million in available-for-sale securities as well as $15.0 million available under our revolving credit facility. We plan to continue to open new stores, which has previously and may continue to require us to borrow amounts under our revolving credit facility in the future. We plan to spend approximately $16.2 million to $21.2 million on capital expenditures during the remaining nine months of fiscal year 2013. We believe that cash and cash equivalents together with the cash generated from operations and the borrowing availability under our revolving credit facility will be sufficient to meet our working capital needs and capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Following is a summary of our operating, investing and financing activities for the periods presented:

	Three months ended December 31,
	2012	2011
	(Unaudited)

Net cash provided by operating activities	$2,340,307	4,334,872
Net cash used in investing activities	(9,004,914)	(4,334,520)
Net cash (used in) provided by financing activities	(355,914)	2,287,503
Net (decrease) increase in cash and cash equivalents	(7,020,521)	2,287,855
Cash and cash equivalents, beginning of period	17,290,948	377,549
Cash and cash equivalents, end of period	$10,270,427	2,665,404

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred taxes and the effect of working capital changes. Cash provided by operating activities decreased $2.0 million, or 46.0%, to $2.3 million in the three months ended December 31, 2012, from $4.3 million in the three months ended December 31, 2011. The decrease in cash provided by operating activities was primarily due to changes in working capital driven by fluctuations in the timing of payment on accounts payable and accrued expenses.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures. Cash used in investing activities increased $4.7 million, or 107.8%, to $9.0 million in the three months ended December 31, 2012 from $4.3 million in the three months ended December 31, 2011. The increase is due to a $4.5 million increase in capital expenditures in the three months ended December 31, 2012 compared to the three months ended December 31, 2011, driven by the timing of capital expenditures related to new stores that opened in and around the three months ended December 31, 2012 and 2011. The increase in capital expenditures in the three months ended December 31, 2012 was also impacted by an increase in the number of new stores that opened near the end of the fourth quarter of fiscal year 2012. We opened four new stores, relocated one store and moved our bulk food repackaging and distribution center in the fourth quarter of fiscal year 2012. As a result, capital expenditures in the three months ended December 31, 2012 includes approximately $5.0 million of capital expenditures for assets acquired as of September 30, 2012 but paid during the first quarter of fiscal year 2013. We opened three new stores in the fourth quarter of fiscal year 2011.

We opened two new stores in the three months ended December 31, 2012 and currently plan to open an additional ten new stores, relocate one store and remodel two stores in the remaining nine months of fiscal year 2013. We plan to spend approximately $16.2 million to $21.2 million on capital expenditures during the remaining nine months of fiscal year 2013 in association with the ten new stores, two remodels and one relocation.

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

Financing Activities

Cash used in financing activities consists primarily of capital lease financing obligation payments and equity issuance costs paid in the three months ended December 31, 2012. Cash provided by financing activities consists primarily of borrowings under our revolving credit facility in the three months ended December 31, 2011.  Cash from financing activities decreased $2.6 million to cash used in financing activities of $356,000 in the three months ended December 31, 2012 compared to cash provided by financing activities of $2.3 million in the three months ended December 31, 2011.  The decrease was primarily due to the payoff of all outstanding amounts under the revolving credit facility in July 2012 utilizing proceeds from our initial public offering and equity issuance costs paid in the three months ended December 31, 2012.

Credit Facility and Notes Payable — Related Party

Credit Facility

We are a party to a revolving credit facility.  JPMorgan Chase Bank, N.A. serves as the lender and administrative agent under the credit facility. We were previously party to a term loan that was fully repaid in fiscal year 2012.  The operating company is the borrower under the credit facility and its obligations under the credit facility are guaranteed by the holding company.

The amount previously available under the revolving credit facility, which matures on June 30, 2014, was $21.0 million. On October 31, 2012, we signed an amendment to the credit facility to reduce the amount available for borrowing under the revolving credit facility to $15.0 million and to reduce the unused commitment fee from 0.375% to 0.20%. We had no amounts outstanding on the revolving credit facility and $15.0 million available for borrowing as of December 31, 2012. The reduction in the unused commitment fee was retroactive to August 1, 2012.  The reduction in the amount available for borrowing is effective October 31, 2012.  Interest is determined by the lender’s administrative agent and is stated at the adjusted LIBOR rate for the interest period plus the lender spread. The lender spread will be reduced subject to us meeting certain financial measures. The average interest rate for the three months ended December 31, 2011 was 2.52%.

The term loan commitment associated with the revolving credit facility was initially set at $21.0 million.  In July 2012, we repaid all amounts outstanding under the term loan of $15.8 million.  Prior to the payoff, we were required to make quarterly payments of $125,000 on the term loan.  Interest was determined by the lender’s administrative agent and was stated at the base rate for the interest period plus the applicable lender spread.  The average annual interest rate for the three months ended December 31, 2011 was 2.05%.

The revolving credit facility requires compliance with certain operational and financial covenants (including a leverage ratio, a fixed charge coverage ratio and a revenue ratio). The revolving credit facility also contains certain other limitations on our ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions as defined in the agreement. Additionally, the revolving credit facility prohibits the payment of cash dividends to the holding company from the operating company, without the bank’s consent except when no default or event of default exists.  If no default or event of default exists dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business.  We do not expect such restrictions to impact our ability to meet our cash obligations.  The terms and conditions of the agreement for the revolving credit facility and associated documents are customary and include, among other things, guarantees, security interest grants, pledges and subordinations.  As of December 31, 2012 we were in compliance with the debt covenants.

Notes Payable — Related Party

We have one outstanding unsecured note payable to a related party, which bears interest at 5.33% annually and matures in October 2013.  As of December 31, 2012, $219,000 remained outstanding under the note payable to The Margaret A. Isely Spouse’s Trust.  We had a second outstanding unsecured note payable to Philip Isely, a related party, which was repaid during the year ended September 30, 2012.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases (1)	$128,193,270	12,218,353	23,909,366	22,718,994	69,346,557
Capital lease finance obligations and capital lease obligations (2)	35,586,337	2,193,603	4,739,433	4,739,433	23,913,868
Contractual obligations for construction related activities (3)	1,689,137	1,689,137	—	—	—
Long-term debt obligations (4)	218,744	218,744	—	—	—
Interest payments (5)	50,379	35,379	15,000	—	—
	$165,737,867	16,355,216	28,663,799	27,458,427	93,260,425

(1)                                 Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(2)                                 Represents the payments due under our capital lease finance obligations and capital lease obligations (including principal and interest payments) for seven stores, four of which were open as of December 31, 2012 and three that are scheduled to open in the second quarter of fiscal year 2013.  We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital lease finance obligation or capital lease obligation and interest expense.

(3)                                 Contractual obligations for construction related activities include future payments to general contractors that are legally binding as of December 31, 2012 and relate to new store construction, relocations and remodels.

(4)                                 Reflects the outstanding balance under the related party notes payable as of December 31, 2012.

(5)                                 We assumed the interest payments to be paid during the remainder of the revolving credit facility using an unused commitment fee of 0.20% for amounts not borrowed as of December 31, 2012. We assumed an interest rate of 5.33% annually on the notes payable to related parties.

Off-Balance Sheet Arrangements

As of December 31, 2012, our off-balance sheet arrangements consist of operating leases and the undrawn portion of our revolving credit facility. All of our stores, bulk food repackaging facility and distribution center and administrative facilities are leased, and as of December 31, 2012, five leases were classified as capital lease finance obligations, two were classified as capital leases, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

Recent accounting pronouncements are included in Note 2 to the unaudited interim consolidated financial statements included in this report and are incorporated herein by reference.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Actual amounts may differ from these estimates. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. We evaluate our accounting policies and resulting estimates on an ongoing basis to make adjustments we consider appropriate under the facts and circumstances.  Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements include, accounting for income taxes and accounting for impairment of long-lived assets, which are discussed in more detail under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II of our Form 10-K.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to interest rate changes of our long-term debt. We had no amounts outstanding on our revolving credit facility during the three months ended December 31, 2012.  We do not use financial instruments for trading or other speculative purposes.  There have been no material changes regarding our market risk position from the information provided under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.

Item 4.  Controls and Procedures

Internal Control Over Financial Reporting

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

Notwithstanding the identified material weakness, management believes, based on the substantive work performed, that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the identified material weakness, primarily through:

•                            Personnel. We have hired a Senior Financial Reporting Analyst with lease accounting experience, and we have reassigned certain responsibilities within our accounting department.  Additionally, we have hired a third party consulting firm to provide guidance on applying complex accounting standards related to leases.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, and in consideration of the material weakness outlined above, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Notwithstanding the material weakness discussed above, management believes, based upon the substantive work performed, that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP and that the other information required to be disclosed by us in this Quarterly Report on Form 10-Q is complete and accurate in all material respects.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.  Legal Proceedings

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.3	Certification of Sandra Buffa, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and September 30, 2012 (unaudited), (ii) Consolidated Statements of Income for the three months ended December 31, 2012 and 2011 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2012 and 2011 (unaudited), (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011 (unaudited) and (v) notes to Unaudited Interim Consolidated Financial Statements.

		—	—	—	—

† The certifications attached as Exhibit 32.1 that accompany this Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Natural Grocers by Vitamin Cottage, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on January 31, 2013.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ SANDRA BUFFA
Sandra Buffa, Chief Financial Officer
(Principal Financial and Accounting Officer)