Form 10-Q
period 2013-03-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2013-05-09
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013;

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 7, 2013 was 22,401,924.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2013

Except where the context otherwise requires or where otherwise indicated, all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers,’’ and ‘‘the Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries.

Forward Looking Statements

This Form 10-Q includes forward-looking statements in addition to historical information. These forward-looking statements are included throughout this Form 10-Q, including in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future” and similar terms and phrases to identify forward-looking statements in this Form 10-Q.

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those referenced in “Risk Factors” in our Form 10-K for the year ended September 30, 2012, as amended (our “Form 10-K”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You are advised, however, to consult any further disclosures we may make in our future reports to the Securities and Exchange Commission, on our website or otherwise.

PART I. Financial Information

Item 1.  Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$9,497,330	17,290,948
Restricted cash	500,000	—
Short term investments — available-for-sale securities	1,828,715	777,445
Accounts receivable, net	1,483,034	1,755,142
Merchandise inventory	42,536,486	37,543,861
Prepaid expenses and other assets	885,025	696,364
Deferred income tax assets	1,007,314	842,963
Total current assets	57,737,904	58,906,723
Property and equipment, net	85,649,939	64,602,743
Other assets:
Long-term investments — available-for-sale securities	—	973,729
Deposits and other assets	201,268	196,365
Goodwill	511,029	511,029
Deferred financing costs, net	42,207	54,643
Other intangibles, net of accumulated amortization of $654,187 and $626,609, respectively	388,886	416,464
Total other assets	1,143,390	2,152,230
Total assets	$144,531,233	125,661,696
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,319,211	26,031,756
Accrued expenses	9,519,631	7,783,430
Note payable — related party, current portion	154,135	260,187
Capital lease finance obligation, current portion	48,859	11,884
Capital lease obligation, current portion	150,009	—
Total current liabilities	36,191,845	34,087,257
Long-term liabilities:
Capital lease finance obligation, net of current portion	11,121,679	4,168,700
Capital lease finance obligation for assets under construction	—	1,345,258
Capital lease obligation, net of current portion	4,696,557	—
Deferred income tax liabilities	4,959,413	4,143,351
Deferred rent	3,939,604	3,618,233
Leasehold incentives	4,988,422	5,327,408
Note payable — related party, net of current portion	—	22,312
Total long-term liabilities	29,705,675	18,625,262
Total liabilities	65,897,520	52,712,519
Commitments (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 50,000,000 shares, 22,401,924 and 22,372,184 issued and outstanding at March 31, 2013 and September 30, 2012, respectively	22,402	22,372
Additional paid in capital	52,918,503	52,675,925
Accumulated other comprehensive loss	(366)	(3,696)
Retained earnings	25,693,174	20,254,576
Total stockholders’ equity	78,633,713	72,949,177
Total liabilities and stockholders’ equity	$144,531,233	125,661,696

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Net sales	$106,484,819	84,907,259	202,316,167	159,745,878
Cost of goods sold and occupancy costs (includes depreciation expense of $182,962 and $111,000 for three months ended March 31, 2013 and 2012, respectively, and $356,029 and $222,371 for six months ended March 31, 2013 and 2012, respectively, exclusive of additional depreciation and amortization expense listed below)	74,668,098	59,223,589	142,662,598	112,462,998
Gross profit	31,816,721	25,683,670	59,653,569	47,282,880
Store expenses (includes depreciation and amortization expense of $2,948,675 and $2,078,652 for three months ended March 31, 2013 and 2012, respectively, and $5,649,809 and $4,042,320 for six months ended March 31, 2013 and 2012, respectively)	22,162,828	18,028,062	42,365,511	34,467,921
Administrative expenses (includes depreciation and amortization expense of $102,044 and $214,324 for three months ended March 31, 2013 and 2012, respectively, and $219,530 and $424,306 for six months ended March 31, 2013 and 2012, respectively)	3,341,579	2,812,256	6,667,607	5,524,926
Pre-opening and relocation expenses	796,304	426,728	1,315,290	853,631
	26,300,711	21,267,046	50,348,408	40,846,478
Operating income	5,516,010	4,416,624	9,305,161	6,436,402
Other income (expense):
Dividends and interest income	2,450	2,329	4,639	4,011
Interest expense	(401,361)	(154,928)	(656,463)	(330,127)
Total other expense	(398,911)	(152,599)	(651,824)	(326,116)
Income before income taxes	5,117,099	4,264,025	8,653,337	6,110,286
Provision for income taxes	(1,899,901)	(1,486,443)	(3,214,739)	(2,072,705)
Net income	3,217,198	2,777,582	5,438,598	4,037,581
Net income attributable to noncontrolling interest	—	(292,503)	—	(562,189)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$3,217,198	2,485,079	5,438,598	3,475,392
Net income attributable to Natural Grocers by Vitamin Cottage, Inc. per common share:
Basic	$0.14	0.11	0.24	0.16
Diluted	$0.14	0.11	0.24	0.16
Weighted average common shares outstanding:
Basic	22,393,993	22,372,184	22,382,969	22,372,184
Diluted	22,441,445	22,372,184	22,437,183	22,372,184

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Net income	$3,217,198	2,777,582	5,438,598	4,037,581
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, net of tax of $604 and $1,235 for the three and six months ended March 31, 2013	1,027	—	2,095	—
Other comprehensive income	1,027	—	2,095	—
Comprehensive income	3,218,225	2,777,582	5,440,693	4,037,581
Less: Comprehensive income attributable to noncontrolling interest	—	(292,503)	—	(562,189)
Comprehensive income attributable to Natural Grocers by Vitamin Cottage, Inc.	$3,218,225	2,485,079	5,440,693	3,475,392

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended March 31,
	2013	2012
Operating activities:
Net income	$5,438,598	4,037,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,225,368	4,688,997
Gain on disposal of property and equipment	(2,474)	—
Stock-based compensation	43,445	—
Deferred income tax expense	651,711	499,622
Excess tax benefit from stock-based compensation	(210,935)	—
Amortization of deferred financing costs	30,618	22,424
Interest accrued on investments and amortization of premium	12,156	—
Other amortization	25,578	33,918
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	272,108	43,936
Income tax receivable	—	1,660,655
Merchandise inventory	(4,992,625)	(3,792,414)
Prepaid expenses and other assets	(193,564)	(213,413)
Increase (decrease) in:
Accounts payable	1,338,858	3,559,122
Accrued expenses	2,072,136	2,266,112
Deferred rent and lease incentives	(17,615)	1,124,154
Net cash provided by operating activities	10,693,363	13,930,694
Investing activities:
Acquisition of property and equipment	(17,667,475)	(8,203,767)
Proceeds from sale of property and equipment	2,474	—
Purchase of available-for-sale securities	(426,367)	—
Proceeds from maturity of available-for-sale securities	340,000	—
Increase in restricted cash	(500,000)
Notes receivable, related party—insurance premiums	—	(3,346)
Increase in split-dollar life insurance premiums	—	(81,991)
Net cash used in investing activities	(18,251,368)	(8,289,104)
Financing activities:
Repayments under credit facility	—	(1,833,338)
Repayments under note payable, related party	(128,364)	(277,397)
Distributions to noncontrolling interests	—	(450,000)
Capital lease finance obligation payments	(31,810)	—
Excess tax benefit from stock-based compensation	210,935	—
Equity issuance costs	(268,192)	—
Loan fees paid	(18,182)	(4,049)
Net cash used in financing activities	(235,613)	(2,564,784)
Net (decrease) increase in cash and cash equivalents	(7,793,618)	3,076,806
Cash and cash equivalents, beginning of the period	17,290,948	377,549
Cash and cash equivalents, end of the period	$9,497,330	3,454,355
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of none and $9,200, respectively	$6,111	336,668
Cash paid for interest on capital lease finance obligations	619,392	—
Income taxes paid	1,948,050	519,231
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$4,087,186	1,392,439
Property acquired through capital lease finance obligations	5,657,626	—
Property acquired through capital lease obligations	4,865,446	—

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2013

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage® with 65 stores as of March 31, 2013, including 31 stores in Colorado, 12 in Texas, four in New Mexico, three in each of Kansas, Arizona and Montana, two in each of Wyoming and Nebraska, and one in each of the following states: Utah, Oklahoma, Missouri, Idaho and Oregon.  The Company’s bulk food repackaging facility and distribution center is located in Colorado. The Company had 53 stores as of March 31, 2012.

2. Basis of Presentation and Recent Accounting Pronouncements

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.  Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fiscal year ending September 30.

The holding company was incorporated in Delaware on April 9, 2012. The accompanying consolidated financial statements include all the accounts of the Company’s wholly owned subsidiaries, Vitamin Cottage Natural Food Markets, Inc. (the operating company), Vitamin Cottage Two Ltd. Liability Company (VC2) and Natural Systems, LLC. The operating company formed the holding company in order to facilitate the purchase of the remaining noncontrolling interest in Boulder Vitamin Cottage Group, LLC (BVC) and consummation of the initial public offering (IPO).  Prior to the Company’s IPO on July 25, 2012, the Company had a majority 55% ownership of BVC.  Immediately prior to the IPO, the Company issued 670,056 shares of stock in the holding company and paid $10,050,880 in cash to purchase the remaining 45% noncontrolling interest in BVC.  Effective October 31, 2012, BVC merged with and into the operating company and ceased to exist.  Prior to the merger, BVC owned five of the Company’s retail stores, which were managed by the operating company.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has one reporting segment, natural and organic retail stores.  Sales from the Company’s natural and organic retail stores are derived from sales of the following products which are presented as a percentage of sales for the three and six months ended March 31, 2013 and 2012 as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Grocery	64.4%	61.9	64.2	62.0
Dietary supplements	25.7	27.9	25.6	27.5
Other	9.9	10.2	10.2	10.5
	100.0%	100.0	100.0	100.0

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in both ASU No. 2011-12 and 2011-05.  ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This update is effective for the Company beginning in the first quarter of fiscal 2014. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

3. Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to Natural Grocers by Vitamin Cottage, Inc. stockholders by the weighted average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below is basic and diluted EPS for the three and six months ended March 31, 2013 and 2012:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$3,217,198	2,485,079	5,438,598	3,475,392

Weighted average common shares outstanding	22,393,993	22,372,184	22,382,969	22,372,184
Effect of dilutive securities	47,452	—	54,214	—
Weighted average common shares outstanding including effect of dilutive securities	22,441,445	22,372,184	22,437,183	22,372,184

Basic earnings per share	$0.14	0.11	0.24	0.16
Diluted earnings per share	$0.14	0.11	0.24	0.16

The Company did not declare any dividends in the three and six months ended March 31, 2013 and 2012.

As of March 31, 2013, the Company had 50,000,000 shares of common stock authorized and 22,401,924 shares outstanding as well as 10,000,000 shares of preferred common stock authorized with none outstanding.

4. Stock-based Compensation

The Company adopted an Omnibus Incentive Plan (the Plan) on July 17, 2012.  As of March 31, 2013, the Company had issued restricted stock unit (RSU) awards to its Chief Financial Officer and the two independent members of the Board of Directors.

The RSU grant to the Chief Financial Officer (CFO Award) was in accordance with the terms of her employment agreement that was signed in June 2008 which stated she was entitled to receive a grant of RSUs equal to 1.2% of the fully diluted shares of the Company in connection with an IPO.  Two thirds of the CFO Award vested immediately upon completion of the IPO and was settled in a combination of common stock and cash.  The remaining one third (89,221 shares) has been, or will be, settled 100% in shares of common stock and has vested, or will vest, in three equal parts over a six, 12 and 18 month period following the IPO.  In January 2013, the first portion vested, and accordingly the Company issued 29,740 shares.

Each independent member of the Company’s Board of Directors is granted a number of RSUs under the Plan each year equal to the number of shares of common stock having a value of $50,000 based on the closing price of common stock on the New York Stock Exchange (NYSE) on the date of grant. All of these RSUs are granted on the date of the Company’s annual meeting of stockholders or, in the case of a mid-year appointment, a pro rata portion is granted at the time of appointment. In either case, the RSUs vest over a twelve month period and are expensed over that period.  The Company held its annual meeting of stockholders on March 6, 2013, and each independent member of the Company’s Board of Directors received 2,428 RSUs based on the $20.59 closing price of common stock on the NYSE on that date.

Total stock-based compensation expense before income taxes recognized in the three and six months ended March 31, 2013 was $26,000 and $46,000, respectively.  No stock-based compensation expense was recorded in the three and six months ended March 31, 2012. Stock-based compensation expense was included in the administrative expenses line item of the consolidated statements of income for the three and six months ended March 31, 2013.

As of March 31, 2013, there was approximately $125,000 of unrecognized stock-based compensation expense related to 67,161 shares of nonvested RSUs with a weighted average grant date fair value of $3.53.  The Company anticipates that this expense will be recognized over a weighted average period of approximately one year.

5. Long-Term Debt

The Company has a credit facility consisting of a revolving credit facility and a term loan that was fully repaid in fiscal year 2012.  The amount previously available under the revolving credit facility, which matures on June 30, 2014, was $21.0 million. On October 31, 2012, the Company signed an amendment to the credit facility to reduce the amount available for borrowing to $15.0 million and to reduce the unused commitment fee from 0.375% to 0.20%. The Company had no amounts outstanding on the revolving credit facility as of March 31, 2013 and September 30, 2012.

From time to time, the Company enters into lease agreements with developers for build-to-suit locations. Upon lease execution, the Company analyzes its involvement during the construction period with respect to Accounting Standards Codification, or ASC, Topic 840, Leases.  As a result of defined forms of lessee involvement, the Company could be deemed the “owner” for accounting purposes during the construction period, and may be required to capitalize the project costs on its balance sheet.  If the project costs were capitalized, the Company performs a sale-leaseback analysis upon completion of construction pursuant to ASC Topic 840, Leases, to determine if the Company can remove the assets from its balance sheet.  If the asset cannot be removed from the balance sheet, the fair market value of the building remains recognized as an asset on the balance sheet along with a corresponding capital lease finance obligation equal to the fair market value of the building less the amount the Company contributed towards construction.

The Company has five opened stores reflected in capital lease finance obligations totaling $11.2 million as of March 31, 2013, two of which were opened as of September 30, 2012.

The Company does not record rent expense for capitalized real estate leases, but rather rental payments are recognized as a reduction of the capital lease finance obligation and as interest expense.  Depreciation expense for the related capitalized real estate leases for build-to-suit stores is included in store expenses in the consolidated statements of income.

Capital lease finance obligations as of March 31, 2013 and September 30, 2012 are summarized as follows:

	As of March 31, 2013	As of September 30, 2012
Capital lease finance obligations, due in monthly installments through fiscal year 2028	$11,170,538	4,180,584
Less current portion	(48,859)	(11,884)
Total long-term capital lease finance obligations	$11,121,679	4,168,700

Capital lease finance obligations for assets under construction	$—	1,345,258

Capital lease obligations include the present value of the minimum lease payments for two stores that opened in the second quarter of fiscal year 2013.  Per ASC Topic 840, Leases, these leases were deemed to be capital leases, and accordingly the Company capitalized the present value of the minimum lease payments and recorded a related capital lease obligation.

Capital lease obligations as of March 31, 2013 are summarized as follows:

As of March 31, 2013
Capital lease obligations, due in monthly installments through fiscal year 2028	$4,846,566
Less current portion	(150,009)
Total long-term capital lease obligations, net of current portion	$4,696,557

The Company incurred gross interest expense of $393,000 and $155,000 in the three months ended March 31, 2013 and

2012, respectively, as well as $8,000 and $10,000 in amortization of deferred financing costs in the three months ended March 31, 2013 and 2012, respectively.  The Company had capitalized interest of $9,000 in the three months ended March 31, 2012.  The Company did not capitalize any interest in the three months ended March 31, 2013.

The Company incurred gross interest expense of $626,000 and $323,000 in the six months ended March 31, 2013 and 2012, respectively, as well as $31,000 and $22,000 in amortization of deferred financing costs in the six months ended March 31, 2013 and 2012, respectively.  The Company had capitalized interest of $15,000 in the six months ended March 31, 2012.  The Company did not capitalize any interest in the six months ended March 31, 2013.

6. Property and Equipment

The Company had the following property and equipment balances as of March 31, 2013 and September 30, 2012:

	Useful lives (in years)	As of March 31, 2013	As of September 30, 2012
Construction in process	n/a	$3,822,722	3,642,150
Capitalized real estate leases for build-to-suit stores, including land of $616,793 and $600,000, respectively	40	13,197,718	5,204,414
Capitalized real estate leases	15	4,865,446	—
Land improvements	6 - 15	833,176	832,239
Leasehold improvements	2 - 20	52,926,772	45,437,972
Fixtures and equipment	5 - 7	47,718,962	41,830,033
Computer hardware and software	3 - 5	7,423,282	6,697,106
		130,788,078	103,643,914
Less accumulated depreciation and amortization		(45,138,139)	(39,041,171)
Property and equipment, net		$85,649,939	64,602,743

Construction in process included $1.9 million as of September 30, 2012 related to construction costs for build-to-suit leases in process related to two stores that opened in the first quarter of fiscal year 2013.

Capitalized real estate leases for build-to-suit stores include the assets for five stores that were open as of March 31, 2013, two of which were opened as of September 30, 2012, and are depreciated over a 40 year useful life.

Capitalized real estate leases include the present value of the minimum lease payments for two stores that opened in the second quarter of fiscal year 2013 and are being depreciated over a 15 year useful life which represents the lease terms.  Per ASC Topic 840, Leases, these leases were deemed to be capital leases, and accordingly the Company capitalized the present value of the minimum lease payments and recorded a related capital lease obligation.

During the three months ended March 31, 2013 and 2012, the Company recorded depreciation and amortization expense of $3.2 million and $2.4 million, respectively.  During the six months ended March 31, 2013 and 2012, the Company recorded depreciation and amortization expense of $6.2 million and $4.7 million, respectively.

The American Taxpayer Relief Act of 2012 was enacted in January 2013.  The impact of the new law has been recognized in the period of enactment.  The primary impact affecting the Company is the extension of the 50% bonus depreciation on qualifying assets and the special 15 year depreciation life for qualified leasehold property and qualified retail improvement property for property acquired from January 1, 2013 through December 31, 2013.  The Company may also benefit by the extension of the Work Opportunity Tax Credit through December 31, 2013.

7. Supplementary Balance Sheet Information

Restricted Cash

Restricted cash was $500,000 as of March 31, 2013 and represented cash that was pledged in February 2013 as collateral for a standby letter of credit related to our workers’ compensation insurance. The Company elected to pledge this cash as collateral for the letter of credit to reduce costs associated with our workers’ compensation insurance.

Accrued Expenses

The composition of accrued expenses is summarized as follows as of March 31, 2013 and September 30, 2012:

	As of March 31,	As of September 30,
	2013	2012
Payroll and employee-related expenses	$4,975,599	4,412,741
Accrued income, property, sales and use tax payable	2,749,957	2,197,419
Other	1,794,075	1,173,270
Total accrued expenses	$9,519,631	7,783,430

8.  Investments

The Company had money market fund investments that are classified as cash and cash equivalents of $176,000 and $246,000 as of March 31, 2013 and September 30, 2012, respectively.  The Company also had available-for-sale securities, generally consisting of certificates of deposit, corporate bonds and municipal bonds, totaling $1.8 million as of March 31, 2013 and September 30, 2012, respectively, of which $1.8 million and $777,000 were classified as short-term as of March 31, 2013 and September 30, 2012, respectively. At March 31, 2013, the average effective maturity of the Company’s short-term investments was approximately eight months. At September 30, 2012, the average effective maturities of the Company’s short-term and long-term investments were approximately eight and 17 months, respectively. During the three and six months ended March 31, 2013, the Company recorded interest income of $9,600 and $19,300, respectively, and recorded expense related to amortized premiums paid of $7,300 and $14,800, respectively.

As of March 31, 2013, available-for-sale securities totaling $1.8 million were in unrealized loss positions with $366 recorded in accumulated other comprehensive income for temporary declines in fair value, consisting of five securities in gain positions and eight securities in loss positions due to the amortization of premiums paid to acquire the securities.  As of September 30, 2012, available-for-sale securities totaling $1.8 million were in unrealized loss positions with $3,696 recorded in accumulated other comprehensive income for temporary declines in fair value, consisting of three securities in gain positions and nine securities in loss positions due to the amortization of premiums paid to acquire the securities.  There was no other than temporary impairment on available-for-sale securities as of March 31, 2013 or September 30, 2012.

9. Fair Value Measurements

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in authoritative guidance. The framework establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs).

As of March 31, 2013 and September 30, 2012, the Company had the following financial assets that were subject to fair value measurements according to the fair value hierarchy:

		As of March 31, 2013		As of September 30, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents:
Money market fund	1	$175,927	175,927	245,741	245,741

Investments — available-for-sale securities:
Certificates of deposit	2	$980,580	980,580	978,515	978,515
Corporate bonds	2	382,363	382,363	484,715	484,715
Municipal bonds	2	465,772	465,772	287,944	287,944
Total		$1,828,715	1,828,715	1,751,174	1,751,174

The money market fund and available-for-sale securities are carried at fair value. During the three and six months ended March 31, 2013, the Company purchased $245,000 and $426,000, respectively, in available-for-sale securities, resulting in a decrease in the money market fund (level 1) and an increase in available-for-sale securities (level 2).  During the three months ended March 31, 2013, available-for-sale securities of $340,000 matured, resulting in an increase in the money market fund (level 1) and a decrease in available-for-securities (level 2). Transfers between levels of the fair value hierarchy are deemed to have occurred when amounts from the money market fund are invested in available-for-sale securities and vice versa.  The transfer is deemed to have occurred as of the date of the event or transfer.  See Note 8, Investments, for additional disclosures.

The Company believes that the carrying values approximate fair values of note payable — related party because stated interest rates approximate market rates. The carrying amounts of other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses approximate fair value because of the short maturity of those instruments.

10. Related Party Transactions

The Company has seven leases with Chalet Properties, LLC (Chalet), one lease with the Isely Family Land Trust LLC (Land Trust) and one lease with 3801 East Second Avenue LLC, all related parties.

Chalet:  Rent paid to Chalet was approximately $324,000 for each of the three months ended March 31, 2013 and 2012, respectively, and $648,000 and $642,000 for the six months ended March 31, 2013 and 2012, respectively.

Land Trust:  Rent paid to the Land Trust was approximately $76,500 and $153,000 for each of the three and six months ended March 31, 2013 and 2012, respectively.

3801 East Second Avenue, LLC:  Rent paid to 3801 East Second Avenue LLC was approximately $12,000 and $24,000 for each of the three and six months ended March 31, 2013 and 2012, respectively.

11. Commitments and Contingencies

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado, and as of March 31, 2013, we operated 65 stores in 13 states, including Colorado, Arizona, Idaho, Kansas, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Oregon, Texas, Utah and Wyoming, as well as a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores vary from approximately 5,000 selling square feet to 16,000 selling square feet, with a typical store average of approximately 9,800 selling square feet.  During the trailing twelve months prior to March 31, 2013, our new stores averaged approximately 10,700 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition has enabled us to continue to open new stores and enter new markets. In each of fiscal years 2012 and 2011, we opened ten new stores, and in each of fiscal years 2010 and 2009, we opened six new stores. We currently plan to open 13 new stores in fiscal year 2013, six of which we opened in the six months ended March 31, 2013 in Helena and Missoula, Montana; Omaha, Nebraska; Medford, Oregon and Denton and Lubbock, Texas. We have opened one store since March 31, 2013 in Kalispell, Montana.  We have signed leases for six new store locations that we plan to open in fiscal year 2013 and four new store locations that we plan to open in fiscal year 2014 in Idaho Falls, Idaho; Shawnee and Topeka, Kansas; Omaha, Nebraska; Tulsa, Oklahoma; Beaverton, Bend, Gresham and Salem, Oregon and Wichita Falls, Texas.  Additionally, we plan to remodel two existing stores and relocate one existing store in the remainder of fiscal year 2013.

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

•                  Position within the broader grocery industry.  The grocery industry is highly competitive. Our competition varies by market and includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers. Customer shopping preferences are based on a number of factors, including price, selection, quality, customer service, shopping environment, location or any combination of these factors. Natural and organic groceries and dietary supplements continue to be some of the fastest growing segments in grocery retailing, which we believe has led our competitors to increase their focus and advertising on natural and organic selections. The growth in the market has also driven our competitors to open new stores and enter new markets, which has had and may continue to have an impact on our results of operations for any given period.

•                  Impact of broader economic trends.  The grocery industry and our sales are affected by general economic conditions. A number of factors can affect the level of consumer spending, including economic conditions, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. Our sales were affected by the economic recession in fiscal years 2009 and 2010.  In the twelve months ended September 30, 2009, 2010, 2011 and 2012 our comparable store sales grew 2.6%, 2.1%, 4.9% and 11.6%, respectively.  Removing the effect of the 2012 leap year in the twelve months ended September 30, 2012, our daily average comparable store sales grew 11.3% over the prior fiscal year.

Performance Highlights

Key highlights of our recent performance are discussed briefly below and are discussed in further detail throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•                  Net sales.  We reported net sales of $106.5 million for the three months ended March 31, 2013, which is a 25.4% increase compared to net sales of $84.9 million for the three months ended March 31, 2012.  We reported net sales of $202.3 million for the six months ended March 31, 2013, which is a 26.6% increase compared to net sales of $159.7 million for the six months ended March 31, 2012.

•                  Comparable store sales.  Our comparable store sales for the three and six months ended March 31, 2013 increased 8.1% and 10.4%, respectively, over the three and six months ended March 31, 2012.  As of March 31, 2013, we have had over 45 quarters of consecutive growth in comparable store sales.

•                  Daily average comparable store sales. Daily average comparable store sales, removes the effect of the loss of two selling days for leap year and the occurrence of Easter in March of 2013, rather than April of 2012. Daily average comparable store sales for the three and six months ended March 31, 2013 increased 10.6% and 11.6%, respectively, over the three and six months ended March 31, 2012.

•                  Mature store sales.  Our mature store sales for the three and six months ended March 31, 2013 increased 3.5% and 5.7%, respectively, over the three and six months ended March 31, 2012.  For fiscal year 2013, mature store sales include all stores open during or before fiscal year 2008.

•                  Daily average mature store sales. Daily average mature store sales, removes the effect of the loss of two selling days for leap year and the occurrence of Easter in March of 2013, rather than April of 2012. Daily average mature store sales for the three and six months ended March 31, 2013 increased 5.8% and 6.9%, respectively, over the three and six months ended March 31, 2012.  For fiscal year 2013, daily average mature store sales include all stores open during or before fiscal year 2008.

•                  Net income.  We reported net income of $3.2 million for the three months ended March 31, 2013 which increased $440,000, or 15.8%, compared to net income of $2.8 million for the three months ended March 31, 2012.  We reported net income of $5.4 million for the six months ended March 31, 2013 which increased $1.4 million, or 34.7%, compared to net income of $4.0 million for the six months ended March 31, 2012.

•                  Net income attributable to Natural Grocers by Vitamin Cottage, Inc.  We reported net income attributable to Natural Grocers by Vitamin Cottage, Inc. of $3.2 million for the three months ended March 31, 2013 which increased $732,000, or 29.5%, compared to net income attributable to Natural Grocers by Vitamin Cottage, Inc. of $2.5 million for the three months ended March 31, 2012.  We reported net income attributable to Natural Grocers by Vitamin Cottage, Inc. of $5.4 million for the six months ended March 31, 2013 which increased $2.0 million, or 56.5%, compared to $3.5 million for the six months ended March 31, 2012.

•                  EBITDA.  We generated EBITDA of $8.8 million in the three months ended March 31, 2013, which increased $1.9 million, or 28.3%, from $6.8 million in the three months ended March 31, 2012.  We generated EBITDA of $15.5 million in the six months ended March 31, 2013, which increased $4.4 million, or 39.6%, from $11.1 million in the six months ended March 31, 2012. EBITDA is not a measure of financial performance under GAAP. Items excluded from EBITDA are significant components in understanding and assessing our financial performance. Refer to the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA.

•                  Liquidity.  We had $9.5 million in cash and cash equivalents, $500,000 in restricted cash and $1.8 million in available-

for-sale securities as of March 31, 2013, as well as $15.0 million available under our revolving credit facility.

•                  New store growth.  Our new store growth was 18.2%, 25.6% and 20.4% in the years ended September 30, 2010, 2011 and 2012, respectively.  We opened four and six new stores during the three and six months ended March 31, 2013, respectively, compared to two and four new stores during the three and six months ended March 31, 2012, respectively.  We plan to open 13 new stores in fiscal year 2013, six of which we had opened as of March 31, 2013, which will result in an annual new store growth rate of 22.0%.

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

We plan for the foreseeable future to continue opening new stores and entering new markets at recent levels of growth. During the past few years, we have successfully expanded our infrastructure to enable us to support our continued growth. This has included successfully implementing an enterprise resource planning, or ERP, system in fiscal year 2010, hiring key personnel and developing efficient, effective new store opening construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center in September 2012. We believe there are attractive opportunities for us to continue to expand our store base and focus on increasing comparable store sales. As we continue to expand our store base, we believe there are opportunities for increased leverage in fixed costs, such as administrative expenses, as well as increased economies of scale in sourcing products.  However, due to our commitment to providing high-quality products at affordable prices, such sourcing economies may not be reflected in our gross margin in the near term. This opportunity for increased leverage will be slightly offset by higher administrative expenses that we have incurred and will continue to incur as a result of being a public company.  Additionally, higher costs of our bulk food repackaging facility and distribution center as a result of the recent relocation and expansion may not be offset by retail price changes in the near term.

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

•                  Change in daily average comparable store sales.  Daily average comparable store sales are comparable store sales divided by the number of selling days in each period. We use this metric to remove the effect of differences in the number of selling days we are open during the comparable periods.

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

•                  Change in daily average mature store sales.  Daily average mature store sales are mature store sales divided by the number of selling days in each period. We use this metric to remove the effect of differences in the number of selling days we are open during the comparable periods.

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink and store occupancy costs. Store occupancy costs include rent payments, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation for assets directly used at our bulk food repackaging facility.  The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors. As a result, our cost of goods sold and occupancy costs data included in this Form 10-Q may not be comparable to similar data made available by our competitors. New stores whose leases are accounted for as operating leases typically have higher occupancy costs as a percentage of sales compared to comparable stores, as new stores generally experience lower sales combined with fixed occupancy costs. Occupancy costs as a percentage of sales typically decrease as new stores mature and increase sales.

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

Administrative expenses

Administrative expenses consist of home office related expenses, such as salary and benefits, stock-based compensation, office supplies, hardware and software expenses, depreciation and amortization expense, occupancy costs (including rent, common area maintenance, real estate taxes and utilities), professional services expenses, expenses associated with our Board of Directors and other general and administrative expenses. Depreciation expense included in administrative expenses relates to depreciation for assets directly used at the home office including depreciation on land improvements, leasehold improvements, fixtures and equipment and computer hardware and software.  We expect that our administrative expenses will increase in future periods due to additional legal, accounting, insurance, stock-based compensation and other expenses we have incurred and will continue to incur as a result of being a public company.

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

Interest expense

Interest expense consists of the interest we pay on our outstanding indebtedness, which currently includes our revolving credit facility (which carries an interest rate on amounts outstanding as well as an unused commitment fee on available amounts) and related party note payable.  Interest expense also includes interest associated with capital lease finance obligations and capital lease obligations.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Statements of Income Data:*
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	70.1	69.8	70.5	70.4
Gross profit	29.9	30.2	29.5	29.6
Store expenses	20.8	21.2	20.9	21.6
Administrative expenses	3.1	3.3	3.3	3.5
Pre-opening and relocation expenses	0.7	0.5	0.7	0.5
Operating income	5.2	5.2	4.6	4.0
Interest expense	(0.4)	(0.2)	(0.3)	(0.2)
Income before income taxes	4.8	5.0	4.3	3.8
Provision for income taxes	(1.8)	(1.8)	(1.6)	(1.3)
Net income	3.0	3.2	2.7	2.5
Net income attributable to noncontrolling interest	—	(0.3)	—	(0.3)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	3.0%	2.9	2.7	2.2

* Figures may not sum due to rounding.

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The following table summarizes our results of operations and other operating data for the periods presented:

	Three months ended March 31,		Variance
	2013	2012	Dollars	Percent
	(Unaudited)
Statements of Income Data:
Net sales	$106,484,819	84,907,259	21,577,560	25.4%
Cost of goods sold and occupancy costs	74,668,098	59,223,589	15,444,509	26.1
Gross profit	31,816,721	25,683,670	6,133,051	23.9
Store expenses	22,162,828	18,028,062	4,134,766	22.9
Administrative expenses	3,341,579	2,812,256	529,323	18.8
Pre-opening and relocation expenses	796,304	426,728	369,576	86.6
Operating income	5,516,010	4,416,624	1,099,386	24.9
Other income (expense):
Dividends and interest income	2,450	2,329	121	5.2
Interest expense	(401,361)	(154,928)	(246,433)	159.1
Income before income taxes	5,117,099	4,264,025	853,074	20.0
Provision for income taxes	(1,899,901)	(1,486,443)	(413,458)	27.8
Net income	3,217,198	2,777,582	439,616	15.8
Net income attributable to noncontrolling interest	—	(292,503)	292,503	100.0
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$3,217,198	2,485,079	732,119	29.5%
Other Operating Data:
Number of stores at end of period	65	53
Store unit count increase period over period	22.6%	23.3
Change in comparable store sales	8.1%	11.6
Change in daily average comparable store sales	10.6%	10.4
Change in mature comparable store sales	3.5%	8.3
Change in daily average mature comparable store sales	5.8%	7.1

Net sales

Net sales increased $21.6 million, or 25.4%, to $106.5 million for the three months ended March 31, 2013 compared to $84.9 million for the three months ended March 31, 2012, due to a $14.7 million increase in non-comparable store sales and a $6.9 million, or 8.1%, increase in comparable store sales. Daily average comparable store sales increased 10.6% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The change in comparable store sales versus daily average comparable store sales is due to the loss of two selling days for leap year in 2012 and the occurrence of Easter in March of 2013, rather than April of 2012.  The daily average comparable sales increase was driven equally by increases in daily average transaction count and average transaction size at comparable stores. Comparable store average transaction size increased to $36.37 in the three months ended March 31, 2013 from $35.12 in the three months ended March 31, 2012.

Gross profit

Gross profit totaled $31.8 million for the three months ended March 31, 2013, compared to $25.7 million for the three months ended March 31, 2012. Cost of goods sold and occupancy costs increased $15.4 million, or 26.1%, to $74.7 million for the three months ended March 31, 2013 compared to $59.2 million for the three months ended March 31, 2012, primarily due to an increase in cost of goods sold and occupancy costs from non-comparable stores. Gross margin decreased from 30.2% for the three months ended March 31, 2012 to 29.9% for the three months ended March 31, 2013.  The decrease in gross margin period over period was driven by a shift in mix of product sales towards products with slightly lower margins, partially offset by purchasing improvements.  Occupancy costs as a percentage of sales increased as a result of entering into more expensive leases.  In the three months ended March 31, 2012, all of the Company’s leases were accounted for as operating leases with rent expense included in occupancy costs.  In the three months ended March 31, 2013, five of the Company’s new stores were accounted for as capital lease finance obligations and two were accounted for as capital lease obligations. We do not record straight-line rent expense in costs of goods sold and occupancy costs for these leases, but rather rent payments are recognized as a reduction of the related obligations and as interest expense.  Additionally, depreciation expense related to the capitalized asset is recorded in store expenses.  If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales would have been approximately 40 basis points higher in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Store expenses

Store expenses increased $4.1 million, or 22.9%, to $22.2 million in the three months ended March 31, 2013 from $18.0 million in the three months ended March 31, 2012. Store expenses as a percentage of sales were 20.8% and 21.2% for the three months ended March 31, 2013 and 2012, respectively. The decrease in store expenses as a percentage of sales was primarily due to a decrease in salary related expenses as a percentage of sales at comparable stores, partially offset by an increase in salary related expenses and depreciation as a percentage of sales at non-comparable stores.  Store labor related expenses as a percentage of sales decreased 70 basis points for the three months ended March 31, 2013 compared to the same period in the prior year, due to leverage from the increase in comparable store sales, as the increased salary related expenses required to support the sales growth was less than the increase in sales.  Direct store advertising expense as a percentage of sales increased as a result of expanding our coverage in existing stores and entering new markets.

Administrative expenses

Administrative expenses increased $529,000, or 18.8%, to $3.3 million for the three months ended March 31, 2013 compared to $2.8 million in the three months ended March 31, 2012, due to the addition of general and administrative positions to support our store growth and increased costs as a result of being a public company. Administrative expenses as a percentage of sales were 3.1% and 3.3% for the three months ended March 31, 2013 and 2012, respectively. The decrease in administrative expenses as a percentage of sales was a result of our ability to support additional store investments and sales without proportionate investments in overhead.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $370,000, or 86.6%, in the three months ended March 31, 2013 compared to the same period in the prior year due to the increased number of new store openings in 2013, as well as the timing of new store openings.  Pre-opening and relocation expenses as a percentage of sales were 0.7% and 0.5% for the three months ended March 31,

2013 and 2012, respectively. The numbers of stores opened, relocated and remodeled were as follows for the periods presented:

	Three months ended March 31,
	2013	2012
New stores	4	2
Relocated stores	—	—
Remodeled stores	—	—
	4	2

Interest expense

Interest expense increased $246,000, or 159.1%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as a result of interest related to five capital lease finance obligations and two capital lease obligations that resulted in $390,000 in interest expense in the three months ended March 31, 2013.  This increase was partially offset by a decrease in interest expense due to the payoff of all outstanding amounts under the term loan and revolving credit facility in July 2012.

Income taxes

Our effective income tax rate for the three months ended March 31, 2013 and 2012 was 37.1% and 34.9%, respectively. The increase in our effective income tax rate was due to owning 100% of BVC for the three months ended March 31, 2013, and therefore no longer having nontaxable net income attributable to noncontrolling interest.  Excluding the impact of BVC, our tax rate remained consistent with the comparable prior period.

The American Taxpayer Relief Act of 2012 extended the 50% bonus depreciation on qualifying assets and the special 15 year depreciation life for qualified leasehold property and qualified retail improvement property for property acquired from January 1, 2013 through December 31, 2013.  The Company may also benefit by the extension of the Work Opportunity Tax Credit through December 31, 2013.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest decreased $293,000 in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, as a result of the purchase of the remaining noncontrolling interest in BVC in July 2012.  As a result of the purchase, we acquired 100% of the equity interests in BVC.  Effective October 31, 2012, BVC merged with and into our operating company and ceased to exist.

Six months ended March 31, 2013 compared to the six months ended March 31, 2012

The following table summarizes our results of operations and other operating data for the periods presented:

	Six months ended March 31,		Variance
	2013	2012	Dollars	Percent
	(Unaudited)
Statements of Income Data:
Net sales	$202,316,167	159,745,878	42,570,289	26.6%
Cost of goods sold and occupancy costs	142,662,598	112,462,998	30,199,600	26.9
Gross profit	59,653,569	47,282,880	12,370,689	26.2
Store expenses	42,365,511	34,467,921	7,897,590	22.9
Administrative expenses	6,667,607	5,524,926	1,142,681	20.7
Pre-opening and relocation expenses	1,315,290	853,631	461,659	54.1
Operating income	9,305,161	6,436,402	2,868,759	44.6
Other income (expense):
Dividends and interest income	4,639	4,011	628	15.7
Interest expense	(656,463)	(330,127)	(326,336)	98.9
Income before income taxes	8,653,337	6,110,286	2,543,051	41.6
Provision for income taxes	(3,214,739)	(2,072,705)	(1,142,034)	55.1
Net income	5,438,598	4,037,581	1,401,017	34.7
Net income attributable to noncontrolling interest	—	(562,189)	562,189	100.0
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$5,438,598	3,475,392	1,963,206	56.5%
Other Operating Data:
Number of stores at end of period	65	53
Store unit count increase period over period	22.6%	23.3
Change in comparable store sales	10.4%	10.2
Change in daily average comparable store sales	11.6%	9.6
Change in mature comparable store sales	5.7%	7.0
Change in daily average mature comparable store sales	6.9%	6.4

Net sales

Net sales increased $42.6 million, or 26.6%, to $202.3 million for the six months ended March 31, 2013 compared to $159.7 million for the six months ended March 31, 2012, due to a $26.0 million increase in non-comparable store sales and a $16.5 million, or 10.4%, increase in comparable store sales. Daily average comparable store sales increased 11.6% for the six months ended March 31, 2013 compared to the six months ended March 31, 2012. The change in comparable store sales versus daily average comparable store sales is due to the loss of two selling days for leap year in 2012 and the occurrence of Easter in March of 2013, rather than April of 2012.  The daily average comparable sales increase was driven by a 6.6% increase in daily average transaction count and a 4.7% increase in average transaction size. Comparable store average transaction size increased to $36.03 in the six months ended March 31, 2013 from $34.99 in the six months ended March 31, 2012.

Gross profit

Gross profit totaled $59.7 million for the six months ended March 31, 2013, compared to $47.3 million for the six months ended March 31, 2012. Cost of goods sold and occupancy costs increased $30.2 million, or 26.9%, to $142.7 million for the six months ended March 31, 2013 compared to $112.5 million for the six months ended March 31, 2012, primarily due to an increase in cost of goods sold and occupancy costs from non-comparable stores. Gross margin decreased from 29.6% for the six months ended March 31, 2012 to 29.5% for the six months ended March 31, 2013.  The decrease in gross margin period over period was driven by a shift in mix of product sales toward products with slightly lower margins, partially offset by an increase in purchasing improvements.  Additionally, there was a decrease in product margin for our bulk products driven by increased production costs as a result of the relocation to a larger bulk food repackaging and distribution center in September 2012.  Occupancy costs as a percentage of sales increased as a result of entering into more expensive leases.  In the six months ended March 31, 2012, all of the Company’s leases were accounted for as operating leases with rent expense included in occupancy costs.  In the six months ended March 31, 2013, five of the Company’s new stores were accounted for as capital lease finance obligations and two were accounted for as capital lease obligations.  We do not record straight-line rent expense in costs of goods sold and occupancy costs for these leases, but rather rent payments are recognized as a reduction of the related obligations and as interest expense.  Additionally, depreciation expense related to the capitalized asset is recorded in store expenses.  If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales would have been approximately 35 basis points higher in the six months ended March 31, 2013 compared to the six months ended March 31, 2012.

Store expenses

Store expenses increased $7.9 million, or 22.9%, to $42.4 million in the six months ended March 31, 2013 from $34.5 million in the six months ended March 31, 2012. Store expenses as a percentage of sales were 20.9% and 21.6% for the six months ended March 31, 2013 and 2012, respectively. The decrease in store expenses as a percentage of sales was primarily due to a decrease in salary related expenses and direct store advertising as a percentage of sales at comparable stores, partially offset by an increase in depreciation as a percentage of sales at new stores.  Store labor related expenses as a percentage of sales decreased 60 basis points for the six months ended March 31, 2013 compared to the same period in the prior year, due to leverage from the increase in comparable store sales, as the increased salary related expenses required to support the sales growth was less than the increase in sales.  Direct store advertising expense increased $280,000, but as a percentage of sales decreased as a result of decreased production costs as we began producing our Health Hotline newsletter and sales flyer in-house in January 2012. This decrease was offset by expanding our coverage in existing stores and entering new markets.

Administrative expenses

Administrative expenses increased $1.1 million, or 20.7%, to $6.7 million for the six months ended March 31, 2013 compared to $5.5 million in the six months ended March 31, 2012, due to the addition of general and administrative positions to support our store growth and increased costs as a result of being a public company. Administrative expenses as a percentage of sales were 3.3% and 3.5% for the six months ended March 31, 2013 and 2012, respectively. The decrease in administrative expenses as a percentage of sales was a result of our ability to support additional store investments and sales without proportionate investments in overhead.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $462,000, or 54.1%, in the six months ended March 31, 2013 compared to the same period in the prior year due to the increased number of new store openings in 2013, as well as the timing of new store openings.  Pre-opening and relocation expenses as a percentage of sales were 0.7% and 0.5% for the six months ended March 31, 2013 and 2012, respectively. The numbers of stores opened, relocated and remodeled were as follows for the periods presented:

	Six months ended March 31,
	2013	2012
New stores	6	4
Relocated stores	—	—
Remodeled stores	—	—
	6	4

Interest expense

Interest expense increased $326,000, or 98.9%, in the six months ended March 31, 2013 compared to the six months ended March 31, 2012 as a result of interest related to five capital lease finance obligations and two capital lease obligations that resulted in $619,000 in interest expense in the six months ended March 31, 2013.  This increase was partially offset by a decrease in interest expense due to the payoff of all outstanding amounts under the term loan and revolving credit facility in July 2012.

Income taxes

Our effective income tax rate for the six months ended March 31, 2013 and 2012 was 37.2% and 33.9%, respectively. The increase in our effective income tax rate was due to owning 100% of BVC for the six months ended March 31, 2013 and therefore no longer having nontaxable net income attributable to noncontrolling interest.  Excluding the impact of BVC, our tax rate remained consistent with the comparable prior period.

The American Taxpayer Relief Act of 2012 extended the 50% bonus depreciation on qualifying assets and the special 15 year depreciation life for qualified leasehold property and qualified retail improvement property for property acquired from January 1, 2013 through December 31, 2013.  The Company may also benefit by the extension of the Work Opportunity Tax Credit through December 31, 2013.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest decreased $562,000 in the six months ended March 31, 2013 compared to the six months ended March 31, 2012, as a result of the purchase of the remaining noncontrolling interest in BVC in July 2012.  As a result of the purchase, we acquired 100% of the equity interests in BVC.  Effective October 31, 2012, BVC merged with and into our operating company and ceased to exist.

Net income attributable to Natural Grocers by Vitamin Cottage, Inc. and pro forma net income attributable to Natural Grocers by Vitamin Cottage, Inc.

Net income attributable to Natural Grocers by Vitamin Cottage, Inc. increased 29.5% to $3.2 million in the three months ended March 31, 2013 from $2.5 million in the three months ended March 31, 2012.  Pro forma net income attributable to Natural Grocers by Vitamin Cottage, Inc. (which illustrates net income as if we owned 100% of BVC for the three months ended March 31, 2012) increased $549,000, or 20.6% to $3.2 million in the three months ended March 31, 2013 from $2.7 million in the three months ended March 31, 2012.

Net income attributable to Natural Grocers by Vitamin Cottage, Inc. increased 56.5% to $5.4 million in the six months ended March 31, 2013 from $3.5 million in the six months ended March 31, 2012.  Pro forma net income attributable to Natural Grocers by Vitamin Cottage, Inc. (which illustrates net income as if we owned 100% of BVC for the six months ended March 31, 2012) increased $1.6 million, or 42.1% to $5.4 million in the six months ended March 31, 2013 from $3.8 million in the six months ended March 31, 2012.

In connection with our IPO in July 2012, we purchased the 45% noncontrolling interest in BVC not previously owned by us.  Prior to the purchase of the noncontrolling interest, we held a controlling 55% interest in BVC.  As such, our consolidated statements of income include the revenues and expenses of BVC for the three and six months ended March 31, 2012 as required by GAAP, with 45% of BVC’s net income reported as net income attributable to noncontrolling interest in our consolidated statements of income for the three and six months ended March 31, 2012. The pro forma financial data presented below illustrates what our net income would have been had we owned 100% of BVC for the three and six months ended March 31, 2012. Our effective tax rate increased as a result of the BVC acquisition, as the income attributable to the noncontrolling interest was nontaxable income prior to the acquisition, but is included in our taxable income after the acquisition.  The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to pro forma net income for the three and six months ended March 31, 2012:

	Three months ended March 31, 2012	Six months ended March 31, 2012
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$2,485,079	3,475,392
Net income attributable to noncontrolling interest	292,503	562,189
Net income	2,777,582	4,037,581
Provision for income taxes	1,486,443	2,072,705
Income before income taxes	4,264,025	6,110,286
Pro forma provision for income taxes	(1,595,920)	(2,282,732)
Pro forma net income	$2,668,105	3,827,554
Per Share Data:
Pro forma net income per common share
Basic	$0.12	0.17
Diluted	$0.12	0.17

Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure of pro forma net income as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period, and we believe this non-GAAP measure provides investors with comparable data period over period to illustrate pro forma results had we owned 100% of BVC for all periods presented. By providing this non-GAAP financial measure, together with a reconciliation from net income attributable to Natural Grocers by Vitamin Cottage, Inc., we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Our competitors may define this non-GAAP financial measure differently, and as a result, our measure of pro forma net income may not be directly comparable to those of other companies. Items excluded from pro forma net income are significant components in understanding and assessing financial performance. This non-GAAP measure is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. This non-GAAP financial measure has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. We further believe that our presentation of this non-GAAP financial measurement provides information that is useful to analysts and investors because they are important indicators of the strength of our operations and the performance of our business.

EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, increased 28.3% to $8.8 million in the three months ended March 31, 2013 compared to $6.8 million in the three months ended March 31, 2012.  EBITDA increased 39.6% to $15.5 million in the six months ended March 31, 2013 compared to $11.1 million in the six months ended March 31, 2012.  EBITDA as a percent of sales was 8.2% and 8.0% for the three months ended March 31, 2013 and 2012, respectively. EBITDA as a percent of sales was 7.7% and 7.0% for the six months ended March 31, 2013 and 2012, respectively. The new stores that were accounted for as capital lease finance obligations and capital lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 55 basis points and 45 basis points, for the three and six months ended March 31, 2013,  respectively, due to the impact on cost of goods sold and occupancy costs as discussed above as well as occupancy costs that would have been included in pre-opening expenses prior to the stores opening date if these leases had been accounted for as operating leases.

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

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$3,217,198	2,485,079	5,438,598	3,475,392
Net income attributable to noncontrolling interest	—	292,503	—	562,189
Net income	3,217,198	2,777,582	5,438,598	4,037,581
Interest expense	401,361	154,928	656,463	330,127
Provision for income taxes	1,899,901	1,486,443	3,214,739	2,072,705
Depreciation and amortization	3,233,681	2,403,976	6,225,368	4,688,997
EBITDA	$8,752,141	6,822,929	15,535,168	11,129,410

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility. Additionally, we received $58.1 million in proceeds, net of underwriting fees, from our IPO in July 2012.  As of March 31, 2013, $39.5 million of the net proceeds from our IPO were used to repay our term loan and all outstanding amounts under our revolving credit facility, purchase the noncontrolling interest in BVC, pay expenses associated with the IPO and pay the cash portion of restricted stock awards.

Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, debt service and corporate taxes. As of March 31, 2013, we had $9.5 million in cash and cash equivalents, $500,000 in restricted cash and $1.8 million in available-for-sale securities as well as $15.0 million available under our revolving credit facility.

We plan to continue to open new stores, which has previously required and may require us to borrow amounts under our revolving credit facility in the future. We plan to spend approximately $10.3 million to $15.3 million on capital expenditures during the remaining six months of fiscal year 2013. We believe that cash and cash equivalents together with the cash generated from operations and the borrowing availability under our revolving credit facility will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Following is a summary of our operating, investing and financing activities for the periods presented:

	Six months ended March 31,
	2013	2012
	(Unaudited)

Net cash provided by operating activities	$10,693,363	13,930,694
Net cash used in investing activities	(18,251,368)	(8,289,104)
Net cash used in financing activities	(235,613)	(2,564,784)
Net (decrease) increase in cash and cash equivalents	(7,793,618)	3,076,806
Cash and cash equivalents, beginning of period	17,290,948	377,549
Cash and cash equivalents, end of period	$9,497,330	3,454,355

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred taxes and the effect of working capital changes. Cash provided by operating activities decreased $3.2 million, or 23.2%, to $10.7 million in the six months ended March 31, 2013, from $13.9 million in the six months ended March 31, 2012. The decrease in cash provided by operating activities was primarily due to increases in inventory purchases as a result of store growth and fluctuations in the timing of payment on accounts payable.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures. Cash used in investing activities increased $10.0 million, or 120.2%, to $18.3 million in the six months ended March 31, 2013 from $8.3 million in the six months ended March 31, 2012. The increase in capital expenditures from the six months ended March 31, 2013 compared to the six months ended March 31, 2012, was primarily driven by the timing of, and the increase in, new stores opening during the six months ended March 31, 2013 and 2012.  Additionally, we moved our bulk food repackaging and distribution center in the fourth quarter of fiscal year 2012, resulting in related capital expenditures in the six months ended March 31, 2013.

We opened six new stores in the six months ended March 31, 2013 and currently plan to open an additional seven new stores, relocate one store and remodel two stores in the remaining six months of fiscal year 2013. We plan to spend approximately $10.3 million to $15.3 million on capital expenditures during the remaining six months of fiscal year 2013 in order to fund the new stores, remodels and relocation.

We anticipate that our fiscal 2013 new stores will require an upfront capital investment of approximately $2.3 million per store consisting of capital expenditures of approximately $1.8 million, net of tenant allowances, initial inventory of approximately $300,000, net of payables, and pre-opening expenses of approximately $180,000.  We are targeting approximately four years to recoup our initial net cash investments and approximately 35% cash-on-cash returns by the end of the fifth year following the opening.

Financing Activities

Cash used in financing activities consists primarily of paid equity issuance costs, repayments of related party note payable and capital lease financing obligation payments in the six months ended March 31, 2013. Cash provided by financing activities consists of excess tax benefit from stock based compensation in the six months ended March 31, 2013.  Cash used in financing activities decreased $2.3 million to $236,000 in the six months ended March 31, 2013 compared to $2.6 million in the six months ended March 31, 2012.  The decrease was primarily due to the payoff of all outstanding amounts under the revolving credit facility in July 2012 utilizing proceeds from our initial public offering and payment of member distributions to minority owners in the six months ended March 31, 2012.

Credit Facility and Note Payable — Related Party

Credit Facility

The Company has a revolving credit facility.  The operating company is the borrower under the credit facility and its obligations under the credit facility are guaranteed by the holding company. The amount previously available under the revolving credit facility, which matures on June 30, 2014, was $21.0 million. On October 31, 2012, the Company signed an amendment to the credit facility to reduce the amount available for borrowing to $15.0 million and to reduce the unused commitment fee from 0.375% to 0.20%. The Company had no amounts outstanding on the revolving credit facility as of March 31, 2013 and September 30, 2012, and as of March 31, 2013, there was $15.0 million in borrowing capacity available for the Company’s use. The average annual interest rate on the revolving credit facility for the six months ended March 31, 2012 was 2.50%.  The Company previously had a term loan, which was fully repaid in fiscal year 2012 and is no longer outstanding. The average annual interest rate on the term loan for the six months ended March 31, 2012 was 2.06%.

The revolving credit facility requires compliance with certain operational and financial covenants (including a leverage ratio, a fixed charge coverage ratio and a revenue ratio). The revolving credit facility also contains certain other limitations on our ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions as defined in the agreement. Additionally, the revolving credit facility prohibits the payment of cash dividends to the holding company from the operating company, without the bank’s consent except when no default or event of default exists.  If no default or event of default exists dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business.  We do not expect such restrictions to impact our ability to meet our cash obligations.  The terms and conditions of the agreement for the revolving credit facility and associated documents are customary and include, among other things, guarantees, security interest grants, pledges and subordinations.  As of March 31, 2013 we were in compliance with the debt covenants.

Note Payable — Related Party

We have one outstanding unsecured note payable to a related party, which bears interest at 5.33% annually and matures in October 2013.  As of March 31, 2013, $154,000 remained outstanding under the note payable to The Margaret A. Isely Spouse’s Trust.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases (1)	$120,975,561	12,043,826	34,503,867	31,590,042	42,837,826
Capital lease finance obligations and capital lease obligations (2)	35,170,556	2,369,717	7,109,150	7,109,150	18,582,539
Contractual obligations for construction related activities (3)	1,500,033	1,500,033	—	—	—
Long-term debt obligations (4)	154,135	154,135	—	—	—
Interest payments (5)	40,251	32,751	7,500	—	—
	$157,840,536	16,100,462	41,620,517	38,699,192	61,420,365

(1)                                 Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(2)                                 Represents the payments due under our capital lease finance obligations and capital lease obligations (including principal and interest payments) for seven stores open as of March 31, 2013.

(3)                                 Contractual obligations for construction related activities include future payments to general contractors that are legally binding as of March 31, 2013 and relate to new store construction, relocations and remodels.

(4)                                 Reflects the outstanding balance under the related party note payable as of March 31, 2013.

(5)                                 We assumed the interest payments to be paid during the remainder of the revolving credit facility using an unused commitment fee of 0.20% for amounts not borrowed as of March 31, 2013. We assumed an interest rate of 5.33% annually on the note payable to related parties.

Off-Balance Sheet Arrangements

As of March 31, 2013, our off-balance sheet arrangements consist of operating leases and the undrawn portion of our revolving credit facility. All of our stores, bulk food repackaging facility and distribution center and administrative facilities are leased, and as of March 31, 2013, five leases were classified as capital lease finance obligations, two were classified as capital leases, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes of our long-term debt. We had no amounts outstanding on our revolving credit facility during the six months ended March 31, 2013.  We do not use financial instruments for trading or other speculative purposes.  There have been no material changes regarding our market risk position from the information provided under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.

Item 4.  Controls and Procedures

Internal Control Over Financial Reporting

In connection with our audit for the year ended September 30, 2012, our independent auditors identified and communicated a material weakness related to the evaluation and accounting for lease transactions including build-to-suit leases. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented, or detected and corrected, on a timely basis.  The primary factors relating to the identified material weakness were that the Company did not have adequate controls to timely review lease agreements and properly evaluate key terms of lease agreements that could cause significant accounting consequences. These consequences include, among others, the Company being deemed the owner during the construction phase of build-to-suit or other leases, finance obligations resulting from transactions failing a sale-leaseback analysis, premature recording of leasehold incentive receivables and deferred leasehold incentives, inappropriate capital lease versus operating lease analysis and excluding noncash activities and other changes from the statement of cash flows. The principal factor that contributed to this material weakness was the misinterpretation of complex accounting standards related to leases where we, as the lessee, are involved in asset construction pursuant to ASC Topic 840, Leases.

Notwithstanding the identified material weakness, management believes, based on the substantive work performed, that our consolidated financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

With the oversight of senior management and our audit committee, we have taken steps and plan to take additional measures to remediate the underlying causes of the identified material weakness, primarily through:

•                            Personnel. In first quarter fiscal 2013, we hired a Senior Financial Reporting Analyst with lease accounting experience, and we reassigned certain responsibilities within our accounting department.  Additionally in second quarter fiscal 2013, we hired a third party consulting firm that provided guidance on applying complex accounting standards related to leases.

•                            Policies, Processes and Procedures. We developed and implemented improved processes and will develop and implement supplementary policies, further improved processes and additional documented procedures.

•                            Internal Auditing. We retained an external consulting firm that has assisted and will continue to assist us in implementing our internal audit function and will test our policies, processes and procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-Q. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, and in consideration of the material weakness outlined above, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

Notwithstanding the material weakness discussed above, management believes, based upon the substantive work performed, that our consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP and that the other information required to be disclosed by us in this Form 10-Q is complete and accurate in all material respects.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.  Legal Proceedings

We periodically are involved in various legal proceedings that are incidental to the conduct of our business, including but not limited to employment discrimination claims, customer injury claims and patent claims. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. Although we cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K.

Item 5.  Other Information

Cheryl Golenda shares the household of Elizabeth Isely, an Executive Vice President and Director of the Company. As a result, Ms. Golenda is a related person. Ms. Golenda owns and operates an insurance agency from which the Company purchases insurance. In calendar year 2012, the Agency received commissions of $133,454 relating to the Company’s employee benefits insurance and $12,648 in connection with term life insurance for Kemper Isely, a Co-President of the Company. The approximate aggregate value of these commissions in fiscal year ended September 30, 2012 was $124,533.  Ms. Golenda has more than 30 years of experience in the insurance industry.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.3	Certification of Sandra Buffa, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012 (unaudited), (ii) Consolidated Statements of Income for the three and six months ended March 31, 2013 and 2012 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2013 and 2012 (unaudited), (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 9, 2013.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ SANDRA BUFFA
Sandra Buffa, Chief Financial Officer
(Principal Financial and Accounting Officer)