Form 10-Q
period 2013-06-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2013-08-07
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013;

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35608

Natural Grocers by Vitamin Cottage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-5034161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12612 West Alameda Parkway
Lakewood, Colorado	80228
(Address of principal executive offices)	(Zip code)

(303) 986-4600

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non —accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 5, 2013 was 22,433,352.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2013

Except where the context otherwise requires or where otherwise indicated, all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers,’’ and ‘‘the Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 in addition to historical information. These forward-looking statements are included throughout this Form 10-Q, including in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements that are not statements of historical fact, including those that relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information are forward-looking statements. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future” and similar terms and phrases to identify forward-looking statements in this Form 10-Q.

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

PART I. Financial Information

Item 1.  Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$5,651,928	17,290,948
Restricted cash	500,000	—
Short term investments — available-for-sale securities	1,736,004	777,445
Accounts receivable, net	1,881,530	1,755,142
Merchandise inventory	43,372,662	37,543,861
Prepaid expenses and other assets	508,965	696,364
Deferred income tax assets	1,026,968	842,963
Total current assets	54,678,057	58,906,723
Property and equipment, net	91,837,518	64,602,743
Other assets:
Long-term investments — available-for-sale securities	—	973,729
Deposits and other assets	206,116	196,365
Goodwill	511,029	511,029
Deferred financing costs, net	33,766	54,643
Other intangibles, net of accumulated amortization of $654,187 and $626,609, respectively	388,886	416,464
Total other assets	1,139,797	2,152,230
Total assets	$147,655,372	125,661,696
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,847,736	26,031,756
Accrued expenses	8,464,195	7,783,430
Note payable — related party, current portion	—	260,187
Capital lease finance obligations, current portion	50,589	11,884
Capital lease obligations, current portion	116,505	—
Total current liabilities	35,479,025	34,087,257
Long-term liabilities:
Capital lease finance obligations, net of current portion	11,108,395	4,168,700
Capital lease finance obligation for assets under construction	—	1,345,258
Capital lease obligations, net of current portion	4,702,919	—
Deferred income tax liabilities	5,549,553	4,143,351
Deferred rent	4,308,579	3,618,233
Leasehold incentives	4,944,215	5,327,408
Note payable — related party, net of current portion	—	22,312
Total long-term liabilities	30,613,661	18,625,262
Total liabilities	66,092,686	52,712,519
Commitments (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 50,000,000 shares, 22,401,924 and 22,372,184 issued and outstanding at June 30, 2013 and September 30, 2012, respectively	22,402	22,372
Additional paid in capital	52,961,713	52,675,925
Accumulated other comprehensive loss	(495)	(3,696)
Retained earnings	28,579,066	20,254,576
Total stockholders’ equity	81,562,686	72,949,177
Total liabilities and stockholders’ equity	$147,655,372	125,661,696

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Net sales	$113,164,186	86,706,603	315,480,353	246,452,481
Cost of goods sold and occupancy costs (includes depreciation expense of $176,522 and $103,622 for three months ended June 30, 2013 and 2012, respectively, and $532,551 and $325,993 for nine months ended June 30, 2013 and 2012, respectively, exclusive of additional depreciation and amortization expense listed below)	80,570,383	61,306,972	223,232,981	173,769,970
Gross profit	32,593,803	25,399,631	92,247,372	72,682,511
Store expenses (includes depreciation and amortization expense of $3,185,143 and $2,216,570 for three months ended June 30, 2013 and 2012, respectively, and $8,834,952 and $6,258,890 for nine months ended June 30, 2013 and 2012, respectively)	23,181,277	18,198,873	65,546,788	52,666,794
Administrative expenses (includes depreciation and amortization expense of $102,462 and $219,556 for three months ended June 30, 2013 and 2012, respectively, and $321,992 and $643,862 for nine months ended June 30, 2013 and 2012, respectively)	3,242,073	2,760,154	9,909,680	8,285,080
Pre-opening and relocation expenses	960,932	457,536	2,276,222	1,311,167
Operating income	5,209,521	3,983,068	14,514,682	10,419,470
Other income (expense):
Dividends and interest income	2,240	1,427	6,879	5,438
Interest expense	(609,857)	(144,403)	(1,266,320)	(474,530)
Total other expense	(607,617)	(142,976)	(1,259,441)	(469,092)
Income before income taxes	4,601,904	3,840,092	13,255,241	9,950,378
Provision for income taxes	(1,716,012)	(1,300,121)	(4,930,751)	(3,372,826)
Net income	2,885,892	2,539,971	8,324,490	6,577,552
Net income attributable to noncontrolling interest	—	(339,178)	—	(901,367)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$2,885,892	2,200,793	8,324,490	5,676,185
Net income attributable to Natural Grocers by Vitamin Cottage, Inc. per common share:
Basic	$0.13	0.10	0.37	0.25
Diluted	$0.13	0.10	0.37	0.25
Weighted average common shares outstanding:
Basic	22,401,924	22,372,184	22,389,287	22,372,184
Diluted	22,443,576	22,372,184	22,437,429	22,372,184

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Net income	$2,885,892	2,539,971	8,324,490	6,577,552
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of tax benefit (expense) of $44 and ($1,191) for the three and nine months ended June 30, 2013	(84)	—	2,011	—
Other comprehensive (loss) income	(84)	—	2,011	—
Comprehensive income	2,885,808	2,539,971	8,326,501	6,577,552
Less: Comprehensive income attributable to noncontrolling interest	—	(339,178)	—	(901,367)
Comprehensive income attributable to Natural Grocers by Vitamin Cottage, Inc.	$2,885,808	2,200,793	8,326,501	5,676,185

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended June 30,
	2013	2012
Operating activities:
Net income	$8,324,490	6,577,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,689,495	7,228,745
Loss on disposal of property and equipment	10,362	—
Stock-based compensation	86,655	—
Deferred income tax expense	1,222,196	757,457
Excess tax benefit from stock-based compensation	(210,935)	—
Amortization of deferred financing costs	39,060	30,230
Interest accrued on investments and amortization of premium	14,738	—
Other amortization	25,578	50,878
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	(126,388)	(169,532)
Income tax receivable	(15,338)	1,701,917
Merchandise inventory	(5,828,801)	(4,239,785)
Prepaid expenses and other assets	192,987	(736,982)
Increase in:
Accounts payable	396,882	2,974,103
Accrued expenses	1,016,700	2,698,485
Deferred rent and leasehold incentives	307,153	1,166,622
Net cash provided by operating activities	15,144,834	18,039,690
Investing activities:
Acquisition of property and equipment	(25,862,698)	(13,511,451)
Proceeds from sale of property and equipment	3,654	596,024
Purchase of available-for-sale securities	(521,367)	—
Proceeds from sale of available-for-sale securities	90,000	—
Proceeds from maturity of available-for-sale securities	435,000	—
Increase in restricted cash	(500,000)	—
Notes receivable, related party—insurance premiums	—	(4,729)
Increase in split-dollar life insurance premiums	—	(81,991)
Payments received on notes receivable, related party	—	270,301
Payments received for premiums paid on split dollar life insurance	—	659,852
Net cash used in investing activities	(26,355,411)	(12,071,994)
Financing activities:
Repayments under credit facility	—	(1,613,481)
Repayments under note payable, related party	(282,499)	(418,887)
Distributions to noncontrolling interests	—	(450,000)
Capital lease finance obligation payments	(70,505)	—
Excess tax benefit from stock-based compensation	210,935	—
Equity issuance costs	(268,192)	(558,323)
Loan fees paid	(18,182)	(4,049)
Net cash used in financing activities	(428,443)	(3,044,740)
Net (decrease) increase in cash and cash equivalents	(11,639,020)	2,922,956
Cash and cash equivalents, beginning of the period	17,290,948	377,549
Cash and cash equivalents, end of the period	$5,651,928	3,300,505
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of none and $21,100, respectively	$7,383	485,168
Cash paid for interest on capital lease finance obligations and capital lease obligations	1,219,535	—
Income taxes paid	2,888,794	519,231
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$5,557,687	2,058,131
Property acquired through capital lease finance obligations	5,657,625	—
Property acquired through capital lease obligations	4,865,446	—

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2013

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the Holding Company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage® with 68 stores as of June 30, 2013, including 31 stores in Colorado, 12 in Texas, four in each of New Mexico and Montana, three in each of Kansas and Arizona, two in each of Wyoming, Nebraska, Oregon and Oklahoma, and one in each of Utah, Missouri and Idaho.  The Company’s bulk food repackaging facility and distribution center is located in Colorado. The Company had 59 stores as of September 30, 2012.

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

The Holding Company was incorporated in Delaware on April 9, 2012. The accompanying consolidated financial statements include all the accounts of the Company’s wholly owned subsidiaries, which include Vitamin Cottage Natural Food Markets, Inc. (the Operating Company), Vitamin Cottage Two Ltd. Liability Company (VC2) and Natural Systems, LLC. The Operating Company formed the Holding Company in order to facilitate the purchase of the remaining noncontrolling interest in Boulder Vitamin Cottage Group, LLC (BVC) and consummation of the initial public offering (IPO).  Prior to the Company’s IPO on July 25, 2012, the Company had a majority 55% ownership of BVC.  Immediately prior to the IPO, the Company issued 670,056 shares of stock in the Holding Company and paid $10,050,880 in cash to purchase the remaining 45% noncontrolling interest in BVC.  Effective October 31, 2012, BVC merged with and into the Operating Company and ceased to exist.  Prior to the merger, BVC owned five of the Company’s retail stores, which were managed by the Operating Company.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has one reporting segment: natural and organic retail stores.  Sales from the Company’s natural and organic retail stores are derived from sales of the following products which are presented as a percentage of sales for the three and nine months ended June 30, 2013 and 2012 as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Grocery	66.1%	63.3	64.9	62.5
Dietary supplements	24.0	26.4	25.0	27.1
Other	9.9	10.3	10.1	10.4
	100.0%	100.0	100.0	100.0

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in both ASU No. 2011-12 and 2011-05.  ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This update is effective for the Company beginning in the first quarter of fiscal 2014. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

3. Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to Natural Grocers by Vitamin Cottage, Inc. stockholders by the weighted average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if our restricted stock unit (RSU) awards were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below is basic and diluted EPS for the three and nine months ended June 30, 2013 and 2012:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$2,885,892	2,200,793	8,324,490	5,676,185

Weighted average common shares outstanding	22,401,924	22,372,184	22,389,287	22,372,184
Effect of dilutive securities	41,652	—	48,142	—
Weighted average common shares outstanding including effect of dilutive securities	22,443,576	22,372,184	22,437,429	22,372,184

Basic earnings per share	$0.13	0.10	0.37	0.25
Diluted earnings per share	$0.13	0.10	0.37	0.25

The Company did not declare any dividends in or for the three and nine months ended June 30, 2013 and 2012.

As of June 30, 2013, the Company had 50,000,000 shares of common stock authorized and 22,401,924 shares outstanding as well as 10,000,000 shares of preferred common stock authorized with none outstanding.

4. Stock-based Compensation

The Company adopted an Omnibus Incentive Plan (the Plan) on July 17, 2012.  As of June 30, 2013, the Company had issued RSU awards to its Chief Financial Officer and the two independent members of the Board of Directors under the Plan.

The RSU grant to the Chief Financial Officer (CFO Award) was in accordance with the terms of her employment agreement that was signed in June 2008 which stated she was entitled to receive a grant of RSUs equal to 1.2% of the fully diluted shares of the Company in connection with an IPO.  Two thirds of the CFO Award vested immediately upon completion of the IPO and was settled in a combination of common stock and cash.  The remaining one third (89,221 shares) has been, or will be, settled 100% in shares of common stock and has vested, or will vest, in three equal parts over a six, 12 and 18 month period following the IPO.  In January 2013, the first portion vested and, accordingly, the Company issued 29,740 shares to the Chief Financial Officer.

Each independent member of the Company’s Board of Directors is granted a number of RSUs under the Plan each year equal to the number of shares of common stock having a value of $50,000 based on the closing price of common stock on the New York Stock Exchange (NYSE) on the date of grant. All of these RSUs are granted on the date of the Company’s annual meeting of stockholders or, in the case of a mid-year appointment, a pro rata portion is granted at the time of appointment. In either case, the RSUs vest at the end of twelve months and compensation cost is recognized over the requisite service period.  The Company held its annual meeting of stockholders on March 6, 2013 and the two independent members of the Company’s Board of Directors each received 2,428 RSUs based on the $20.59 closing price of common stock on the NYSE on that date.

Total stock-based compensation expense before income taxes recognized in the three and nine months ended June 30, 2013 was $43,000 and $87,000, respectively.  No stock-based compensation expense was recorded in the three and nine months ended June 30, 2012. Stock-based compensation expense was included in the administrative expenses line item of the consolidated statements of income for the three and nine months ended June 30, 2013.

As of June 30, 2013, there was approximately $82,000 of unrecognized stock-based compensation expense related to 67,161 shares of nonvested RSUs with a weighted average grant date fair value of $3.53.  The Company anticipates that this expense will be recognized over a weighted average period of less than one year.

5. Long-Term Debt

Credit Facility

The Company has a revolving credit facility and had a term loan that was fully repaid in fiscal year 2012.  The amount previously available under the revolving credit facility, which matures on June 30, 2014, was $21.0 million. On October 31, 2012, the Company signed an amendment to the credit facility to reduce the amount available for borrowing to $15.0 million and to reduce the unused commitment fee from 0.375% to 0.20%. The Company had no amounts outstanding on the revolving credit facility as of June 30, 2013 and September 30, 2012.

Capital Lease Obligations and Capital Lease Finance Obligations

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

The Company has five opened stores reflected in capital lease finance obligations totaling $11.2 million as of June 30, 2013, two of which were opened as of September 30, 2012.

The Company does not record rent expense for capitalized real estate leases, but rather rental payments are recognized as a reduction of the capital lease finance obligation and as interest expense.  Depreciation expense for the related capitalized real estate leases for build-to-suit stores is included in store expenses in the consolidated statements of income.

Capital lease finance obligations as of June 30, 2013 and September 30, 2012 are summarized as follows:

	As of June 30, 2013	As of September 30, 2012
Capital lease finance obligations, due in monthly installments through fiscal year 2028	$11,158,984	4,180,584
Less current portion	(50,589)	(11,884)
Total long-term capital lease finance obligations	$11,108,395	4,168,700

Capital lease finance obligations for assets under construction	$—	1,345,258

Capital lease obligations include the present value of the minimum lease payments for two stores that opened in the second quarter of fiscal year 2013.  Per ASC Topic 840, Leases, these leases were deemed to be capital leases, and accordingly the Company capitalized the present value of the minimum lease payments and recorded a related capital lease obligation.

Capital lease obligations as of June 30, 2013 are summarized as follows:

As of June 30, 2013
Capital lease obligations, due in monthly installments through fiscal year 2028	$4,819,424
Less current portion	(116,505)
Total long-term capital lease obligations, net of current portion	$4,702,919

Interest

The Company incurred gross interest expense of $601,000 and $143,000 in the three months ended June 30, 2013 and 2012, respectively, as well as $9,000 and $8,000  in amortization of deferred financing costs and unused commitment fees in the three months ended June 30, 2013 and 2012, respectively.  The Company had capitalized interest of $6,000 in the three months ended June 30, 2012.  The Company did not capitalize any interest in the three months ended June 30, 2013.

The Company incurred gross interest expense of $1,227,000 and $465,000 in the nine months ended June 30, 2013 and 2012, respectively, as well as $39,000 and $30,000 in amortization of deferred financing costs and unused commitment fees in the nine months ended June 30, 2013 and 2012, respectively.  The Company had capitalized interest of $21,000 in the nine months ended June 30, 2012.  The Company did not capitalize any interest in the nine months ended June 30, 2013.

6. Property and Equipment

The Company had the following property and equipment balances as of June 30, 2013 and September 30, 2012:

	Useful lives (in years)	As of June 30, 2013	As of September 30, 2012
Construction in process	n/a	$2,462,674	3,642,150
Capitalized real estate leases for build-to-suit stores, including land of $616,793 and $600,000, respectively	40	13,198,810	5,204,414
Capitalized real estate leases	15	4,865,446	—
Land improvements	6 - 15	1,057,713	832,239
Leasehold improvements	2 - 20	56,919,417	45,437,972
Building	40	2,126,913	—
Fixtures and equipment	5 - 7	52,047,356	41,830,033
Computer hardware and software	3 - 5	7,757,721	6,697,106
		140,436,050	103,643,914
Less accumulated depreciation and amortization		(48,598,532)	(39,041,171)
Property and equipment, net		$91,837,518	64,602,743

Construction in process included $1.9 million as of September 30, 2012 related to construction costs for build-to-suit leases in process related to two stores that opened in the first quarter of fiscal year 2013.

Capitalized real estate leases for build-to-suit stores include the assets for five stores that were open as of June 30, 2013, two of which were opened as of September 30, 2012, and are depreciated over a 40 year useful life.

Capitalized real estate leases include the present value of the minimum lease payments for two stores that opened in the second quarter of fiscal year 2013 and are being depreciated over a 15 year useful life which represents the minimum lease terms.  Per ASC Topic 840, Leases, these leases were deemed to be capital leases, and accordingly the Company capitalized the present value of the minimum lease payments and recorded a related capital lease obligation.

Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 was $3.5 million and $2.5 million, respectively.  During the nine months ended June 30, 2013 and 2012, the Company recorded depreciation and amortization expense of $9.7 million and $7.2 million, respectively.

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

7. Supplementary Balance Sheet Information

Restricted Cash

Restricted cash was $500,000 as of June 30, 2013 and represented cash that was pledged in February 2013 as collateral for a standby letter of credit related to the Company’s workers’ compensation insurance. The Company elected to pledge this cash as collateral for the letter of credit to reduce costs associated with its workers’ compensation insurance.

Accrued Expenses

The composition of accrued expenses is summarized as follows as of June 30, 2013 and September 30, 2012:

	As of June 30, 2013	As of September 30, 2012
Payroll and employee-related expenses	$4,034,317	4,412,741
Accrued income, property, sales and use tax payable	2,783,302	2,197,419
Other	1,646,576	1,173,270
Total accrued expenses	$8,464,195	7,783,430

8.  Investments

The Company had available-for-sale securities, generally consisting of certificates of deposit, corporate bonds and municipal bonds, totaling $1.7 and $1.8 million as of June 30, 2013 and September 30, 2012, respectively, of which $1.7 million and $777,000 were classified as short-term as of June 30, 2013 and September 30, 2012, respectively. At June 30, 2013, the average effective maturity of the Company’s short-term investments was approximately six months. At September 30, 2012, the average effective maturities of the Company’s short-term and long-term investments were approximately eight and 17 months, respectively. During the three and nine months ended June 30, 2013, the Company recorded interest income of $8,000 and $27,300, respectively, and recorded expense related to amortized premiums paid of $5,800 and $20,600, respectively.

As of June 30, 2013, available-for-sale securities totaling $1.7 million were in a net unrealized loss position of $495, consisting of unrealized losses of $765 and unrealized gains of $270, recorded in accumulated other comprehensive income.  The net unrealized loss position for these securities was driven by temporary declines in fair value due to the amortization of premiums paid to acquire the securities.  As of September 30, 2012, available-for-sale securities totaling $1.8 million were in a net unrealized loss position with a net unrealized loss of $3,696 recorded in accumulated other comprehensive income. The net unrealized loss position for these securities was driven by temporary declines in fair value due to the amortization of premiums paid to acquire the securities.  There was no other-than-temporary impairment on available-for-sale securities as of June 30, 2013 or September 30, 2012.

9. Fair Value Measurements

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in authoritative guidance. The framework establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The three levels are defined as follows.

•                  Level 1 — inputs are unadjusted quoted prices for identical assets or liabilities in active markets.

•                  Level 2 — inputs include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•                  Level 3 — inputs are unobservable and considered significant to the fair value measurement.

The carrying amounts of financial instruments not included in the table below, including those cash and cash equivalents that are not invested in money market funds, restricted cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those instruments. The Company believes that the carrying values approximate fair values of note payable — related party because stated interest rates approximate market rates. As of June 30, 2013, the entire balance of the note payable — related party had been paid.

As of June 30, 2013 and September 30, 2012, the Company had the following financial assets that were subject to fair value measurements according to the fair value hierarchy:

		As of June 30, 2013		As of September 30, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents:
Money market fund	1	$270,536	270,536	245,741	245,741

Investments — available-for-sale securities:
Certificates of deposit	2	$1,076,524	1,076,524	978,515	978,515
Corporate bonds	2	276,862	276,862	484,715	484,715
Municipal bonds	2	382,618	382,618	287,944	287,944
Total		$1,736,004	1,736,004	1,751,174	1,751,174

The money market fund and available-for-sale securities are carried at fair value. For debt securities for which quoted market prices are not available, the fair value is determined using an income approach valuation technique that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk. During the three and nine months ended June 30, 2013, the Company purchased $95,000 and $521,000, respectively, in available-for-sale securities, resulting in a decrease in the money market fund (level 1) and an increase in available-for-sale securities (level 2).  During the three and nine months ended June 30, 2013, available-for-sale securities of $95,000 and $435,000, respectively, matured, and available-for-sale securities of $90,000 were sold, resulting in an increase in the money market fund (level 1) and a decrease in available-for-securities (level 2). Transfers between levels of the fair value hierarchy are deemed to have occurred when amounts from the money market fund are invested in available-for-sale securities and vice versa.  The transfer is deemed to have occurred as of the date of the event or transfer.  During the nine months ended June 30, 2013 and 2012, there were no transfers between levels and the Company had no level 3 assets.  See Note 8, Investments, for additional disclosures.

10. Related Party Transactions

The Company has seven leases with Chalet Properties, LLC (Chalet), one lease with the Isely Family Land Trust LLC (Land Trust) and one lease with 3801 East Second Avenue LLC, all related parties.

Chalet:  Rent paid to Chalet was approximately $324,000 for each of the three months ended June 30, 2013 and 2012, respectively, and $972,000 and $966,000 for the nine months ended June 30, 2013 and 2012, respectively.

Land Trust:  Rent paid to the Land Trust was approximately $76,500 and $229,500 for each of the three and nine months ended June 30, 2013 and 2012, respectively.

3801 East Second Avenue, LLC:  Rent paid to 3801 East Second Avenue LLC was approximately $12,000 and $36,000 for each of the three and nine months ended June 30, 2013 and 2012, respectively.

As a result of the Company’s initiation of a public offering in 2012 and as evaluated under Section 402 of the Sarbanes-Oxley Act of 2002,  the Company entered into an agreement on June 14, 2012 with Zephyr Isely, Kemper Isely and Heather C. Isely, as co-trustees of The Philip and Margaret A. Isely Joint Trust Number One to terminate and cancel the Split-Dollar Life Insurance Agreement, the Collateral Assignment, the Loan Agreement and related Promissory Note effective with the payment by the trust of all outstanding sums payable to the Company. As of June 14, 2012, the outstanding amounts were $659,852 for the premiums paid under the split-dollar life insurance agreement and $270,301 for the premiums paid and interest accrued per the loan agreement for a total receivable to the Company of $930,153. This total amount receivable was repaid in full by the trust on June 15, 2012.

In addition, at September 30, 2012, the Company had one outstanding unsecured note payable to a related party, which bore interest at 5.33% annually and would have matured in October 2013.  For the nine months ended June 30, 2013, the Company paid $282,000 towards the balance of this note, thereby eliminating all future commitments under this note payable.

11. Commitments and Contingencies

Legal

The Company is periodically involved in various legal proceedings that are incidental to the conduct of its business, including, but not limited to, employment discrimination claims and customer injury claims. When the potential liability from a matter can be estimated and the loss is considered probable, the Company records the estimated loss. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from the estimates. Although the Company cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against it, management does not believe any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its business, prospects, financial condition, cash flows or results of operations.

12. Subsequent Events

Purchase of Land

In July 2013, the Company entered into an assignment of an agreement to purchase the land currently occupied by the Company’s Salem, Oregon store. The agreement stipulates a purchase price of $2.1 million, excluding potential closing and other costs, and subject to the application of credits.

Restricted Stock Grants

On July 23, 2013, the Company granted 944 restricted stock units to Edward Cerkovnik upon his appointment to the Company’s board of directors.

Share Issuances

Subsequent to June 30, 2013, the vesting of certain restricted stock units resulted in the issuance of a total of 31,428 shares of the Company’s common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and with our Form 10-K. This discussion and analysis contains forward-looking statements. Refer to Forward-Looking Statements at the beginning of this report for an explanation of these types of statements. All references to a “fiscal year” refer to a year beginning on October 1 of the previous year, and ending on September 30 of such year (for example “fiscal year 2013” refers to the year from October 1, 2012 to September 30, 2013).

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado, and as of June 30, 2013, we operated 68 stores in 13 states, including Colorado, Arizona, Idaho, Kansas, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Oregon, Texas, Utah and Wyoming, as well as a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores vary from approximately 5,000 to 16,000 selling square feet, with a typical store average of approximately 9,900 selling square feet.  During the trailing twelve months prior to June 30, 2013, our new stores averaged approximately 10,700 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition has enabled us to continue to open new stores and enter new markets. In each of fiscal years 2012 and 2011, we opened ten new stores, and in each of fiscal years 2010 and 2009, we opened six new stores. We currently plan to open 13 new stores in fiscal year 2013, three of which we opened in the three months ended June 30, 2013. During the nine months ended June 30, 2013, we opened nine stores which were located in Helena, Kalispell and Missoula, Montana; Omaha, Nebraska; Tulsa, Oklahoma; Medford and Salem, Oregon; and Denton and Lubbock, Texas. We have opened two stores since June 30, 2013 in Omaha, Nebraska and Beaverton, Oregon.  In addition, we have signed leases for two new store locations that we plan to open during the remainder of fiscal year 2013 and 11 new store locations that we plan to open in fiscal year 2014 in Colorado, Idaho, Kansas, Oklahoma, Oregon, Texas, Utah, and Washington.  Additionally, we plan to complete the remodel of two existing stores and relocate one existing store in the remainder of fiscal year 2013.

Performance Highlights

Key highlights of our recent performance are outlined briefly below and are discussed in further detail throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Key financial metrics, including, but not limited to, comparable store sales, daily average comparable store sales, mature store sales, and daily average mature store sales are defined under the caption “Key Financial Metrics in Our Business,” presented later in this Item 2.

•                  Net sales.  Net sales were $113.2 million for the three months ended June 30, 2013, a 30.5% increase compared to net sales of $86.7 million for the three months ended June 30, 2012.  Net sales were $315.5 million for the nine months ended June 30, 2013, a 28.0% increase compared to net sales of $246.5 million for the nine months ended June 30, 2012.

•                  Comparable store sales.  Comparable store sales for the three and nine months ended June 30, 2013 increased 11.6% and 10.8%, respectively, over the three and nine months ended June 30, 2012.  As of June 30, 2013, we have generated more than 45 consecutive quarters of positive comparable store sales.

•                  Daily average comparable store sales. Daily average comparable store sales for the three and nine months ended June 30, 2013 increased 10.4% and 11.2% respectively, over the three and nine months ended June 30, 2012.

•                  Mature store sales.  Mature store sales for the three and nine months ended June 30, 2013 increased 6.8% and 6.1%, respectively, over the three and nine months ended June 30, 2012.

•                  Daily average mature store sales. Daily average mature store sales for the three and nine months ended June 30, 2013 increased 5.7% and 6.5%, respectively, over the three and nine months ended June 30, 2012.

•                  Net income.  Net income was $2.9 million for the three months ended June 30, 2013, an increase of $346,000, or 13.6%, compared to net income of $2.5 million for the three months ended June 30, 2012.  Net income was $8.3 million for the nine months ended June 30, 2013, an increase of $1.7 million, or 26.6%, compared to net income of $6.6 million for the nine months ended June 30, 2012.

•                  Net income attributable to Natural Grocers by Vitamin Cottage, Inc.  Net income attributable to Natural Grocers by Vitamin Cottage, Inc. was $2.9 million for the three months ended June 30, 2013, an increase of $685,000, or 31.1%, compared to net income attributable to Natural Grocers by Vitamin Cottage, Inc. of $2.2 million for the three months ended June 30, 2012.  Net income attributable to Natural Grocers by Vitamin Cottage, Inc. of $8.3 million for the nine months ended June 30, 2013 reflected an increase of $2.6 million, or 46.7%, compared to $5.7 million for the nine months ended June 30, 2012.

•                  EBITDA.  EBITDA was $8.7 million in the three months ended June 30, 2013, an increase of $2.2 million, or 33.0%, from $6.5 million in the three months ended June 30, 2012.  EBITDA was $24.2 million in the nine months ended June 30, 2013, an increase of $6.6 million, or 37.1%, from $17.7 million in the nine months ended June 30, 2012. EBITDA is not a measure of financial performance under GAAP. Refer to the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition of EBITDA and a reconciliation of net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA.

•                  Liquidity.  As of June 30, 2013, cash and cash equivalents was $5.7 million, restricted cash was $500,000, available-for-sale securities was $1.7 million and there was $15.0 million available under our revolving credit facility.

•                  New store growth.  We plan to open 13 new stores in fiscal year 2013, which will result in an annual new store growth rate of 22.0%.  We opened three and nine new stores during the three and nine months ended June 30, 2013, respectively, compared to two and six new stores during the three and nine months ended June 30, 2012, respectively.

Industry Trends and Economics

We have identified the following recent trends that have impacted and may continue to impact our results of operations and financial condition:

•                  Opportunities in the growing natural and organic grocery and dietary supplements industry.  Our industry, which includes organic and natural foods and dietary supplements, continues to experience significant growth driven primarily by increased public interest in health and nutrition. Capitalizing on this opportunity, we continue to open new stores, including three and nine stores during the three and nine months ended June 30, 2013, and expand into new geographies, including Oregon, in the nine months ended June 30, 2013.  As we open new stores, our results of operations may be materially adversely affected based on the timing and number of new stores we open, the length of time it takes for a new store to become profitable, and the amount of time it takes for the store to become “mature,” as new stores generally have lower sales compared to stores that have been open for longer than five years. Once a new store is open, it typically grows at a rate faster than mature stores for several years after their opening date. Our financial results for the three and nine months ended June 30, 2013 reflect the effects of these trends and we anticipate future periods will be impacted likewise.

In addition, as we expand our geographic footprint across the U.S. and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores in order to establish greater visibility with consumers in those markets.  This strategy has resulted in higher lease costs in the three and nine months ended June 30, 2013 and we anticipate these increased costs continuing into the forseeable future.

•                  Impact of broader economic trends.  The grocery industry and our sales are affected by general economic conditions including, but not limited to, consumer spending, economic conditions, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. During the three and nine months ended June 30, 2013, consumer confidence and consumer spending continued to increase from the low levels experienced during the 2009 recession. These positive economic trends were reflected in our results of operations during the three and nine months ended June 30, 2013, with daily average comparable store sales up 10.4% and 11.2% during the three and nine month periods, respectively.  In addition, average transaction count increased 4.7% and 6.0% and average transaction size increased 5.4% and 5.0% during the three and nine months ended June 30, 2013, respectively.

Outlook

We believe there are several key factors that have contributed to our success and will enable us to continue to expand profitably and increase our comparable store sales, including a loyal customer base, increasing basket size, growing consumer interest in nutrition and wellness, a differentiated shopping experience that focuses on customer service, nutrition education, a shopper-friendly retail environment and our focus on high quality, affordable natural and organic groceries and dietary supplements.

We plan for the foreseeable future to continue opening new stores and entering new markets at or near recent levels of growth. During the past few years, we have successfully expanded our infrastructure to enable us to support our continued growth. This has included successfully implementing an enterprise resource planning, or ERP, system in fiscal year 2010, hiring key personnel and developing efficient, effective new store opening construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center in September 2012. We believe there are attractive opportunities for us to continue to expand our store base and focus on increasing comparable store sales. As we continue to expand our store base, we believe there are opportunities for increased leverage in fixed costs, such as administrative expenses, as well as increased economies of scale in sourcing products.  However, due to our commitment to providing high-quality products at affordable prices, such sourcing economies may not be reflected in our gross margin in the near term. This opportunity for increased leverage will be slightly offset by higher administrative expenses that we have incurred and will continue to incur as a result of being a public company.  Additionally, higher costs of our bulk food repackaging facility and distribution center as a result of the recent relocation and expansion may not be offset by retail price changes in the near term.

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

•                  Change in daily average comparable store sales.  Daily average comparable store sales are comparable store sales divided by the number of selling days in each period. We use this metric to remove the effect of differences in the number of selling days we are open during the comparable periods. The three months ended June 30, 2013 benefitted from one additional selling day compared to the three months ended June 30, 2012 due to the occurrence of Easter in March of 2013 rather than April in 2012.  The nine months ended June 30, 2013, had one selling day less than the nine months ended June 30, 2012 due to the occurrence of leap year in the nine months ended June 30, 2012.

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

•                  Change in daily average mature store sales.  Daily average mature store sales are mature store sales divided by the number of selling days in each period. We use this metric to remove the effect of differences in the number of selling days during the comparable periods. The three months ended June 30, 2013 benefitted from one additional selling day than the three months ended June 30, 2012 due to the occurrence of Easter in March of 2013 rather than April in 2012.  The nine months ended June 30, 2013, had one selling day less than the nine months ended June 30, 2012 due to the occurrence of the leap year holiday in the nine months ended June 30, 2012.

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

Store expenses

Store expenses consist of store level expenses, such as salary and benefits, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores including depreciation on capitalized real estate leases, land improvements, leasehold improvements, fixtures and equipment and computer hardware and software.  Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations. The majority of store expenses are composed of salary-related expenses which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores require a certain level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of sales typically decrease.

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

Pre-opening and relocation expenses

Pre-opening and relocation expenses may include rent expense, salaries, advertising, supplies and other miscellaneous costs incurred prior to the store opening. Rent expense is generally incurred approximately two to four months prior to a store’s opening date for stores operated under an operating lease. For stores operating under a capital lease, no pre-opening rent expense is recognized. Other pre-opening and relocation expenses are generally incurred in the 60 days prior to the store opening. Certain advertising and promotional costs associated with opening a new store may be incurred both before and after the store opens. All pre-opening and relocation costs are expensed as incurred.

Operating income

Operating income consists of gross profit less store expenses, administrative expenses and pre-opening and relocation expenses. Operating income can be impacted by a number of factors, including the timing of new store openings and store relocations, which impact the level of pre-opening and relocation expenses period over period, as well as increases in store expenses and administrative expenses. The amount of time it takes for new stores to become profitable can vary depending on a number of factors, including location, competition and general economic conditions.

Interest expense

Interest expense consists of the interest we pay on our outstanding indebtedness, which includes our revolving credit facility (which carries an interest rate on amounts outstanding as well as an unused commitment fee on available amounts) and the related party note payable, prior to it being paid in full.  Interest expense also includes interest associated with capital lease finance obligations and capital lease obligations.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Statements of Income Data:*
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	71.2	70.7	70.8	70.5
Gross profit	28.8	29.3	29.2	29.5
Store expenses	20.5	21.0	20.8	21.4
Administrative expenses	2.9	3.2	3.1	3.4
Pre-opening and relocation expenses	0.8	0.5	0.7	0.5
Operating income	4.6	4.6	4.6	4.2
Interest expense	(0.5)	(0.2)	(0.4)	(0.2)
Income before income taxes	4.1	4.4	4.2	4.0
Provision for income taxes	(1.5)	(1.5)	(1.6)	(1.3)
Net income	2.6	2.9	2.6	2.7
Net income attributable to noncontrolling interest	—	(0.4)	—	(0.4)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	2.6%	2.5	2.6	2.3

* Figures may not sum due to rounding.

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The following table summarizes our results of operations and other operating data for the periods presented:

	Three months ended June 30,		Variance
	2013	2012	Dollars	Percent
	(Unaudited)
Statements of Income Data:
Net sales	$113,164,186	86,706,603	26,457,583	30.5%
Cost of goods sold and occupancy costs	80,570,383	61,306,972	19,263,411	31.4
Gross profit	32,593,803	25,399,631	7,194,172	28.3
Store expenses	23,181,277	18,198,873	4,982,404	27.4
Administrative expenses	3,242,073	2,760,154	481,919	17.5
Pre-opening and relocation expenses	960,932	457,536	503,396	110.0
Operating income	5,209,521	3,983,068	1,226,453	30.8
Other income (expense):
Dividends and interest income	2,240	1,427	813	57.0
Interest expense	(609,857)	(144,403)	(465,454)	322.3
Income before income taxes	4,601,904	3,840,092	761,812	19.8
Provision for income taxes	(1,716,012)	(1,300,121)	(415,891)	32.0
Net income	2,885,892	2,539,971	345,921	13.6
Net income attributable to noncontrolling interest	—	(339,178)	339,178	100.0
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$2,885,892	2,200,793	685,099	31.1%
Other Operating Data:
Number of stores at end of period	68	55
Store unit count increase period over period	23.6%	19.6
Change in comparable store sales	11.6%	13.0
Change in daily average comparable store sales	10.4%	13.0
Change in mature comparable store sales	6.8%	8.3
Change in daily average mature comparable store sales	5.7%	8.3

Net sales

Net sales increased $26.5 million, or 30.5%, to $113.2 million for the three months ended June 30, 2013 compared to $86.7 million for the three months ended June 30, 2012, primarily due to a $16.4 million increase in non-comparable store sales and a $10.1 million, or 11.6%, increase in comparable store sales. Daily average comparable store sales increased 10.4% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The daily average comparable sales increase was primarily driven by a 4.7% increase in daily average transaction count and a 5.4% increase in average transaction size. Comparable store average transaction size increased to $36.18 in the three months ended June 30, 2013 from $34.96 in the three months ended June 30, 2012.

Gross profit

Gross profit increased $7.2 million, or 28.3%, to $32.6 million for the three months ended June 30, 2013, compared to $25.4 million for the three months ended June 30, 2012 driven by positive comparable store sales and new store growth. Gross margin decreased to 28.8% during the three months ended June 30, 2013 from 29.3% for the three months ended June 30, 2012.  The decrease in gross margin was driven by a shift in mix of product sales towards products with lower margins and a decrease in product margin for our bulk products.  The decline in the bulk product margin was the result of increased production costs as a result of the relocation to a larger bulk food repackaging and distribution center in September 2012.  Additionally, occupancy costs as a percentage of sales decreased due to the new stores accounted for as capital leases.  In the three months ended June 30, 2012, all of the Company’s leases were accounted for as operating leases with rent expense included in occupancy costs.  In the three months ended June 30, 2013, five of the Company’s new stores were accounted for as capital lease finance obligations and two were accounted for as capital lease obligations. We do not record straight-line rent expense in costs of goods sold and occupancy costs for these leases, but rather rent payments are recognized as a reduction of the related obligations and as interest expense.  Additionally, depreciation expense related to the capitalized asset is recorded in store expenses.  If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended June 30, 2013 would have been approximately 55 basis points higher than as reported.

Store expenses

Store expenses increased $5.0 million, or 27.4%, to $23.2 million in the three months ended June 30, 2013 from $18.2 million in the three months ended June 30, 2012. Store expenses as a percentage of sales were 20.5% and 21.0% for the three months ended June 30, 2013 and 2012, respectively. The decrease in store expenses as a percentage of sales was primarily due to a decrease in salary-related expenses as a percentage of sales at comparable stores, partially offset by an increase in depreciation as a percentage of sales at both comparable and non-comparable stores.  Store labor-related expenses as a percentage of sales decreased approximately 55 basis points for the three months ended June 30, 2013 compared to the same period in the prior year due to leverage from the increase in comparable store sales.  Additionally, advertising expense as a percentage of sales decreased as the sales growth was greater than the increase in store advertising. This decrease as a percentage of sales was offset by expanding our advertising coverage for existing stores and entering new markets.

Administrative expenses

Administrative expenses increased $482,000, or 17.5%, to $3.2 million for the three months ended June 30, 2013 compared to $2.8 million in the three months ended June 30, 2012, due to the addition of general and administrative positions to support our store growth and increased costs as a result of being a public company. Administrative expenses as a percentage of sales were 2.9% and 3.2% for the three months ended June 30, 2013 and 2012, respectively. The decrease in administrative expenses as a percentage of sales was a result of our ability to support additional store investments and sales without proportionate investments in overhead.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $503,000, or 110.0%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to the increased number of new store openings in fiscal year 2013, as well as the timing of new store openings and increased per-store expenses.  The increase in per-store expenses is primarily due to the Company entering into more expensive leases, as discussed previously.  Pre-opening and relocation expenses as a percentage of sales were 0.8% and 0.5% for the three months ended June 30, 2013 and 2012, respectively. The numbers of stores opened, relocated and remodeled were as follows for the periods presented:

	Three months ended June 30,
	2013	2012
New stores	3	2
Relocated stores	—	—
Remodeled stores	—	—
	3	2

Interest expense

Interest expense increased $465,000, or 322.3%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 driven by $601,000 of interest expense related to five capital lease finance obligations and two capital lease obligations in the three months ended June 30, 2013.  This increase was partially offset by a decrease in interest expense due to the payoff of all outstanding amounts under the term loan and revolving credit facility in July 2012.  If these leases had qualified as operating leases, interest expense as a percent of sales in the three months ended June 30, 2013 would have been approximately 55 basis points lower than as reported.

Income taxes

Our effective income tax rate for the three months ended June 30, 2013 and 2012 was 37.3% and 33.9%, respectively. The increase in our effective income tax rate was primarily due to owning 100% of Boulder Vitamin Cottage Group, LLC (BVC) for the three months ended June 30, 2013, and therefore no longer having nontaxable net income attributable to noncontrolling interest.  Excluding the impact of BVC, our tax rate remained relatively consistent with the comparable prior period.

The American Taxpayer Relief Act of 2012 extended the 50% bonus depreciation on qualifying assets and the special 15-year depreciation life for qualified leasehold property and qualified retail improvement property for property acquired from January 1, 2013 through December 31, 2013.  The Company may also benefit by the extension of the Work Opportunity Tax Credit through December 31, 2013.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest decreased $339,000 in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, as a result of the purchase of the remaining noncontrolling interest in BVC in July 2012.  As a result of the purchase, we acquired 100% of the equity interests in BVC.  Effective October 31, 2012, BVC merged with and into our Operating Company and ceased to exist.

Net income attributable to Natural Grocers by Vitamin Cottage, Inc.

Net income attributable to Natural Grocers by Vitamin Cottage, Inc. increased $685,000, or 31.1%, to $2.9 million in the three months ended June 30, 2013 from $2.2 million in the three months ended June 30, 2012.

Nine months ended June 30, 2013 compared to the nine months ended June 30, 2012

The following table summarizes our results of operations and other operating data for the periods presented:

	Nine months ended June 30,		Variance
	2013	2012	Dollars	Percent
	(Unaudited)
Statements of Income Data:
Net sales	$315,480,353	246,452,481	69,027,872	28.0%
Cost of goods sold and occupancy costs	223,232,981	173,769,970	49,463,011	28.5
Gross profit	92,247,372	72,682,511	19,564,861	26.9
Store expenses	65,546,788	52,666,794	12,879,994	24.5
Administrative expenses	9,909,680	8,285,080	1,624,600	19.6
Pre-opening and relocation expenses	2,276,222	1,311,167	965,055	73.6
Operating income	14,514,682	10,419,470	4,095,212	39.3
Other income (expense):
Dividends and interest income	6,879	5,438	1,441	26.5
Interest expense	(1,266,320)	(474,530)	(791,790)	166.9
Income before income taxes	13,255,241	9,950,378	3,304,863	33.2
Provision for income taxes	(4,930,751)	(3,372,826)	(1,557,925)	46.2
Net income	8,324,490	6,577,552	1,746,938	26.6
Net income attributable to noncontrolling interest	—	(901,367)	901,367	100.0
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$8,324,490	5,676,185	2,648,305	46.7%
Other Operating Data:
Number of stores at end of period	68	55
Store unit count increase period over period	23.6%	19.6
Change in comparable store sales	10.8%	11.1
Change in daily average comparable store sales	11.2%	10.7
Change in mature comparable store sales	6.1%	7.4
Change in daily average mature comparable store sales	6.5%	7.0

Net sales

Net sales increased $69.0 million, or 28.0%, to $315.5 million for the nine months ended June 30, 2013 compared to $246.5 million for the nine months ended June 30, 2012, primarily due to a $42.4 million increase in non-comparable store sales and a $26.6 million, or 10.8%, increase in comparable store sales. Daily average comparable store sales increased 11.2% for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012.  The daily average comparable sales increase was primarily driven by a 6.0% increase in daily average transaction count and a 5.0% increase in average transaction size. Comparable store average transaction size increased to $36.08 in the nine months ended June 30, 2013 from $34.98 in the nine months ended June 30, 2012.

Gross profit

Gross profit increased $19.6 million, or 26.9%, to $92.2 million for the nine months ended June 30, 2013, compared to $72.7 million for the nine months ended June 30, 2012 driven by positive comparable store sales and new store growth.  Gross margin decreased to 29.2% during the nine months ended June 30, 2013 from 29.5% for the nine months ended June 30, 2012 driven by a shift in mix of product sales toward products with lower margins and a decrease in bulk product margin, partially offset by purchasing improvements.  The decline in bulk product margin was the result of increased production costs as a result of the relocation to a larger bulk food repackaging and distribution center in September 2012.  Additionally, occupancy costs as a percentage of sales in the nine months ended June 30, 2013 remained flat versus the comparable period.  In the nine months ended June 30, 2012, all of the Company’s leases were accounted for as operating leases with rent expense included in occupancy costs.  In the nine months ended June 30, 2013, five of the Company’s new stores were accounted for as capital lease finance obligations and two were accounted for as capital lease obligations.  We do not record straight-line rent expense in costs of goods sold and occupancy costs for these leases, but rather rent payments are recognized as a reduction of the related obligations and as interest expense.  Additionally, depreciation expense related to the capitalized asset is recorded in store expenses.  If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the nine months ended June 30, 2013 would have been approximately 40 basis points higher than as reported.

Store expenses

Store expenses increased $12.9 million, or 24.5%, to $65.5 million in the nine months ended June 30, 2013 from $52.7 million in the nine months ended June 30, 2012. Store expenses as a percentage of sales were 20.8% and 21.4% for the nine months ended June 30, 2013 and 2012, respectively. The decrease in store expenses as a percentage of sales was primarily due to a decrease in salary-related expenses and store advertising as a percentage of sales at comparable stores, partially offset by an increase in depreciation as a percentage of sales at comparable stores.  Store labor-related expenses as a percentage of sales decreased 55 basis points for the nine months ended June 30, 2013 compared to the same period in the prior year, due to leverage from the increase in comparable store sales, as the increased salary-related expenses required to support the sales growth was less than the increase in sales.  Additionally, advertising expense as a percentage of sales decreased as a result of decreased production costs as we began producing our Health Hotline® newsletter and sales flyer in-house in January 2012 and as the sales growth was greater than the increase in advertising. This decrease in the advertising production costs as a percentage of sales was offset by expanding our advertising coverage for existing stores and entering new markets.

Administrative expenses

Administrative expenses increased $1.6 million, or 19.6%, to $9.9 million for the nine months ended June 30, 2013 compared to $8.3 million in the nine months ended June 30, 2012, due to the addition of general and administrative positions to support our store growth and increased costs as a result of being a public company. Administrative expenses as a percentage of sales were 3.1% and 3.4% for the nine months ended June 30, 2013 and 2012, respectively. The decrease in administrative expenses as a percentage of sales was a result of our ability to support additional store investments and sales without proportionate investments in overhead.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $965,000, or 73.6%, in the nine months ended June 30, 2013 compared to the same period in the prior year due to the increased number of new store openings in 2013, as well as the timing of new store openings and increased per-store expenses.  The increase in per-store expenses is primarily due to the Company entering into more expensive leases, as discussed previously.  Pre-opening and relocation expenses as a percentage of sales were 0.7% and 0.5% for the nine months ended June 30, 2013 and 2012, respectively. The numbers of stores opened, relocated and remodeled were as follows for the periods presented:

	Nine months ended June 30,
	2013	2012
New stores	9	6
Relocated stores	—	—
Remodeled stores	—	—
	9	6

Interest expense

Interest expense increased $792,000, or 166.9%, in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 driven by $1.2 million of interest related to five capital lease finance obligations and two capital lease in the nine months ended June 30, 2013.  This increase was partially offset by a decrease in interest expense due to the payoff of all outstanding amounts under the term loan and revolving credit facility in July 2012.  If these leases had qualified as operating leases, interest expense as a percent of sales in the nine months ended June 30, 2013 would have been approximately 40 basis points lower than as reported.

Income taxes

Our effective income tax rate for the nine months ended June 30, 2013 and 2012 was 37.2% and 33.9%, respectively. The increase in our effective income tax rate was due to owning 100% of BVC for the nine months ended June 30, 2013 and therefore no longer having nontaxable net income attributable to noncontrolling interest.  Excluding the impact of BVC, our tax rate remained relatively consistent with the comparable prior period.

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

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest decreased $901,000 in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012, as a result of the purchase of the remaining noncontrolling interest in BVC in July 2012.  As a result of the purchase, we acquired 100% of the equity interests in BVC.  Effective October 31, 2012, BVC merged with and into our Operating Company and ceased to exist.

Net income attributable to Natural Grocers by Vitamin Cottage, Inc.

Net income attributable to Natural Grocers by Vitamin Cottage, Inc. increased $2.6 milion, or 46.7%, to $8.3 million in the nine months ended June 30, 2013 from $5.7 million in the nine months ended June 30, 2012.

Pro forma net income attributable to Natural Grocers by Vitamin Cottage, Inc.

In connection with our IPO in July 2012, we purchased the 45% noncontrolling interest in BVC not previously owned by us.  Prior to the purchase of the noncontrolling interest, we held a controlling 55% interest in BVC.  As such, our consolidated statements of income include the revenues and expenses of BVC for the three and nine months ended June 30, 2012 as required by GAAP, with 45% of BVC’s net income reported as net income attributable to noncontrolling interest in our consolidated statements of income for the three and nine months ended June 30, 2012.

The pro forma financial data presented below illustrates what our net income would have been had we owned 100% of BVC for the three and nine months ended June 30, 2012. On a comparative basis, net income attributable to Natural Grocers by Vitamin Cottage, Inc. in the three months ended June 30, 2013 increased $472,000, or 19.5% to $2.9 million from pro forma net income of $2.4 million in the three months ended June 30, 2012. Net income attributable to Natural Grocers by Vitamin Cottage, Inc. in the nine months ended June 30, 2013 increased $2.1 million, or 33.4% to $8.3 million from pro forma net income of $6.2 million in the nine months ended June 30, 2012. Our effective tax rate increased as a result of the BVC acquisition, as the income attributable to the noncontrolling interest was nontaxable income prior to the acquisition, but is included in our taxable income after the acquisition.

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to pro forma net income for the three and nine months ended June 30, 2012:

	Three months ended June 30, 2012	Nine months ended June 30, 2012
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$2,200,793	5,676,185
Net income attributable to noncontrolling interest	339,178	901,367
Net income	2,539,971	6,577,552
Provision for income taxes	1,300,121	3,372,826
Income before income taxes	3,840,092	9,950,378
Pro forma provision for income taxes	(1,426,080)	(3,708,791)
Pro forma net income	$2,414,012	6,241,587
Per Share Data:
Pro forma net income per common share
Basic	$0.11	0.28
Diluted	$0.11	0.28

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

EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, increased 33.0% to $8.7 million in the three months ended June 30, 2013 compared to $6.5 million in the three months ended June 30, 2012.  EBITDA increased 37.1% to $24.2 million in the nine months ended June 30, 2013 compared to $17.7 million in the nine months ended June 30, 2012.  EBITDA as a percent of sales was 7.7% and 7.5% for the three months ended June 30, 2013 and 2012, respectively. EBITDA as a percent of sales was 7.7% and 7.2% for the nine months ended June 30, 2013 and 2012, respectively. The new stores that were accounted for as capital lease finance obligations and capital lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 55 basis points and 50 basis points, for the three and nine months ended June 30, 2013,  respectively, due to the impact on cost of goods sold and occupancy costs as discussed above as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening date if these leases had been accounted for as operating leases.

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

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$2,885,892	2,200,793	8,324,490	5,676,185
Net income attributable to noncontrolling interest	—	339,178	—	901,367
Net income	2,885,892	2,539,971	8,324,490	6,577,552
Interest expense	609,857	144,403	1,266,320	474,530
Provision for income taxes	1,716,012	1,300,121	4,930,751	3,372,826
Depreciation and amortization	3,464,127	2,539,748	9,689,495	7,228,745
EBITDA	$8,675,888	6,524,243	24,211,056	17,653,653

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility. Additionally, we received $58.1 million in proceeds, net of underwriting fees, from our IPO in July 2012.  As of June 30, 2013, $39.5 million of the net proceeds from our IPO were used to repay our term loan and all outstanding amounts under our revolving credit facility, purchase the noncontrolling interest in BVC, pay expenses associated with the IPO and pay the cash portion of restricted stock awards.

Our primary uses of cash are for purchases of capital expenditures, primarily for opening new stores; inventory; operating expenses; debt service and corporate taxes. As of June 30, 2013, we had $5.7 million in cash and cash equivalents, $500,000 in restricted cash and $1.7 million in available-for-sale securities as well as $15.0 million available under our revolving credit facility. We plan to continue to open new stores, which has previously required and may require us to borrow amounts under our revolving credit facility in the future. We plan to spend approximately $32.0 million to $34.0 million on capital expenditures during the fiscal year 2013. We believe that cash and cash equivalents together with the cash generated from operations and the borrowing availability under our revolving credit facility will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Following is a summary of our operating, investing and financing activities for the periods presented:

	Nine months ended June 30,
	2013	2012
	(Unaudited)

Net cash provided by operating activities	$15,144,834	18,039,690
Net cash used in investing activities	(26,355,411)	(12,071,994)
Net cash used in financing activities	(428,443)	(3,044,740)
Net (decrease) increase in cash and cash equivalents	(11,639,020)	2,922,956
Cash and cash equivalents, beginning of period	17,290,948	377,549
Cash and cash equivalents, end of period	$5,651,928	3,300,505

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred taxes and the effect of working capital changes. Cash provided by operating activities decreased $2.9 million, or 16.0%, to $15.1 million in the nine months ended June 30, 2013, from $18.0 million in the nine months ended June 30, 2012. The decrease in cash provided by operating activities was primarily due to increases in inventory purchases as a result of store growth and fluctuations in the timing of payment on accounts payable, offset by increased net income, as discussed previously, and depreciation and amortization resulting from the addition of new stores.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures. Cash used in investing activities increased $14.3 million, to $26.4 million in the nine months ended June 30, 2013 from $12.1 million in the nine months ended June 30, 2012. The increase in capital expenditures from the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012, was primarily driven by the timing, increased cost, and increased number of new stores openings during the nine months ended June 30, 2013 and 2012.  Additionally, we moved our bulk food repackaging and distribution center in the fourth quarter of fiscal year 2012, resulting in related capital expenditures in the nine months ended June 30, 2013.

We opened nine new stores in the nine months ended June 30, 2013 and have opened two stores since June 30, 2013.  In addition, we have signed leases for two new store locations that we plan to open during the remainder of fiscal year 2013.

We anticipate that our new stores will require an upfront capital investment of approximately $2.3 million per store consisting of capital expenditures of approximately $1.8 million, net of tenant allowances, initial inventory of approximately $300,000, net of payables, and pre-opening expenses of approximately $180,000.  We are targeting approximately four years to recoup our initial net cash investments and approximately 35% cash-on-cash returns by the end of the fifth year following the opening.

Financing Activities

Cash used in financing activities consists primarily of repayments of related party note payable, paid equity issuance costs and capital lease financing obligation payments in the nine months ended June 30, 2013. Cash provided by financing activities consists of excess tax benefit from stock based compensation in the nine months ended June 30, 2013.  Cash used in financing activities decreased $2.6 million to $428,000 in the nine months ended June 30, 2013 compared to $3.0 million in the nine months ended June 30, 2012.  The decrease was driven by a decline in repayments under our revolving credit facility, which was paid off in July 2012 utilizing proceeds from our initial public offering, and an absence of payments to the minority holders of BVC in the nine months ended June 30, 2013 compared with the nine months ended June 30, 2012.

Credit Facility and Note Payable — Related Party

Credit Facility

The Company has a revolving credit facility which matures on June 30, 2014.  The Operating Company is the borrower under the credit facility and its obligations under the credit facility are guaranteed by the Holding Company. The amount previously available under the revolving credit facility was $21.0 million. On October 31, 2012, the Company signed an amendment to the credit facility to reduce the amount available for borrowing to $15.0 million and to reduce the unused commitment fee from 0.375% to 0.20%. The Company had no amounts outstanding on the revolving credit facility as of June 30, 2013 and September 30, 2012, and as of June 30, 2013, there was $15.0 million in borrowing capacity available for the Company’s use. The average annual interest rate on the revolving credit facility for the nine months ended June 30, 2012 was 2.54%.  The Company previously had a term loan, which was fully repaid in fiscal year 2012 and is no longer outstanding. The average annual interest rate on the term loan for the nine months ended June 30, 2012 was 2.05%.

The revolving credit facility requires compliance with certain operational and financial covenants (including a leverage ratio, a fixed charge coverage ratio and a revenue ratio). The revolving credit facility also contains certain other limitations on our ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions as defined in the agreement. Additionally, the revolving credit facility prohibits the payment of cash dividends to the Holding Company from the Operating Company, without the bank’s consent except when no default or event of default exists.  If no default or event of default exists dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business.  We do not expect such restrictions to impact our ability to meet our cash obligations.  The terms and conditions of the agreement for the revolving credit facility and associated documents are customary and include, among other things, guarantees, security interest grants, pledges and subordinations.  As of June 30, 2013 we were in compliance with the debt covenants.

Note Payable — Related Party

At September 30, 2012, we had one outstanding unsecured note payable to a related party, which bore interest at 5.33% annually and would have matured in October 2013.  In May 2013, we paid the remaining outstanding balance of this note to the Margaret A Isely Spouse’s Trust. As of June 30, 2013, no further commitment remained under this note payable.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2013:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases (1)	$186,616,275	14,317,438	32,165,832	30,864,150	109,268,855
Capital lease finance obligations and capital lease obligations (2)	37,334,927	2,555,360	5,110,719	5,110,719	24,558,129
Contractual obligations for construction related activities (3)	486,441	486,441	—	—	—
Purchase of land (4)	2,127,500	2,127,500	—	—	—
Interest payments (5)	30,000	30,000	—	—	—
	$226,595,143	19,516,739	37,276,551	35,974,869	133,826,984

(1)                                 Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(2)                                 Represents the payments due under our capital lease finance obligations and capital lease obligations (including principal and interest payments) for seven stores open as of June 30, 2013.

(3)                                 Contractual obligations for construction-related activities include future payments to general contractors that are legally binding as of June 30, 2013 and relate to new store construction, relocations and remodels.

(4)                                 In July 2013, the Company entered into an assignment of an agreement to purchase the land currently occupied by the Company’s Salem, Oregon store. This transaction was entered into in anticipation of a potential sale-leaseback transaction. The amount reflected in the table above reflects the cost of the land that the Company has agreed to purchase, but excludes closing and other costs or credits that may be associated with the pending transaction.

(5)                                 We assumed the interest payments to be paid during the remainder of the revolving credit facility using an unused commitment fee of 0.20% for amounts not borrowed as of June 30, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2013, our off-balance sheet arrangements consist of operating leases and the undrawn portion of our revolving credit facility. All of our stores, bulk food repackaging facility and distribution center and administrative facilities are leased, and as of June 30, 2013, five leases were classified as capital lease finance obligations, two were classified as capital leases, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in both ASU No. 2011-12 and 2011-05.  ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This update is effective for the Company beginning in the first quarter of fiscal 2014. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Actual amounts may differ from these estimates.

Our critical accounting policies and estimates are consistent with those disclosed in our 2012 Annual Report on Form 10-K. For a more complete description of our Critical Accounting Policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as set forth in Part II of our Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes on our long-term debt. We had no amounts outstanding on our revolving credit facility during the nine months ended June 30, 2013.  We do not use financial instruments for trading or other speculative purposes.  There have been no material changes regarding our market risk position from the information provided under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.

Item 4.  Controls and Procedures

Internal Control Over Financial Reporting

In connection with our audit for the year ended September 30, 2012, our independent auditors identified and communicated a material weakness related to the evaluation and accounting for lease transactions including build-to-suit leases. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented, or detected and corrected, on a timely basis.  The primary factors relating to the identified material weakness were that the Company did not have adequate controls to timely review lease agreements and properly evaluate key terms of lease agreements that could cause significant accounting consequences. These consequences include, among other things, the Company being deemed the owner during the construction phase of build-to-suit or other leases, finance obligations resulting from transactions failing a sale-leaseback analysis, premature recording of leasehold incentive receivables and deferred leasehold incentives, inappropriate capital lease versus operating lease analysis and excluding noncash activities and other changes from the statement of cash flows. The principal factor that contributed to this material weakness was the misinterpretation of complex accounting standards related to leases where we, as the lessee, are involved in asset construction pursuant to ASC Topic 840, Leases.

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

With the oversight of senior management and our audit committee, we have taken steps and plan to take additional measures to remediate the underlying causes of the identified material weakness, primarily through:

•                            Personnel. In first quarter fiscal 2013, we hired a Senior Financial Reporting Analyst with lease accounting experience, who has further developed his lease accounting expertise in collaboration with our Controller, and we reassigned certain responsibilities within our accounting department.  Additionally in second quarter fiscal 2013, we hired an external consulting firm that provided guidance on applying complex accounting standards related to leases. We continue to use that guidance.

•                            Policies, Processes and Procedures. We developed and implemented improved policies, processes and procedures, including, among other things, lease accounting matrices and regular meetings of key personnel regarding lease accounting.  We continue to refine and improve these policies, processes and procedures.

•                            Internal Auditing. We retained an external consulting firm that has assisted and will continue to assist us in implementing our internal audit function and is currently testing our policies, processes and procedures.

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

Based on that evaluation, and in consideration of the material weakness outlined above, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

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

PART II. Other Information

Item 1.  Legal Proceedings

We periodically are involved in various legal proceedings that are incidental to the conduct of our business including, but not limited to, employment discrimination claims, customer injury claims and patent claims. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. Although we cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations.

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
101*

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012 (unaudited), (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2013 and 2012 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2012 (unaudited), (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

* Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on August 7, 2013.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ SANDRA BUFFA
Sandra Buffa, Chief Financial Officer
(Principal Financial and Accounting Officer)