Form 10-K
period 2013-09-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2013-12-12
CIK 1547459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non —accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Based on the closing sales price on March 28, 2013, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $213,543,381.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding  as of December 9, 2013 was 22,442,389.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2014 Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2013.

Natural Grocers by Vitamin Cottage, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2013

i

Except where the context otherwise requires or where otherwise indicated, all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers,’’ and ‘‘the Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 in addition to historical information. These forward-looking statements are included throughout this report on Form 10-K, including in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All statements that are not statements of historical fact, including those that relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information are forward looking statements. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future” and similar terms and phrases to identify forward-looking statements in this report on Form 10-K.

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

Any forward-looking statement made by us in this report on Form 10-K speaks only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.  You are advised, however, to consult any further disclosures we may make in our future reports to the Securities and Exchange Commission, on our website or otherwise.

PART I

Item 1. Business.

General

Natural Grocers is an expanding specialty retailer of natural and organic groceries and dietary supplements. We focus on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We strive to generate long-term relationships with our customers based on transparency and trust by:

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

Our History and Founding Principles

Our founders, Margaret and Philip Isely, were early proponents of the connection between health and the use of natural and organic products and dietary supplements. In the mid-1950’s, Margaret transformed her health and the health of her family by applying concepts and principles she learned from books on nutrition. This inspired the Iselys to provide the same type of nutrition education to their community. The Iselys initially started by lending books on nutrition and providing samples of whole grain bread door-to-door in Golden, Colorado and ultimately concluded they could develop a viable business that would also improve their customers’ well-being. Over time, they fostered relationships through nutrition education and began taking orders for dietary supplements, whole grain bread and unprocessed foods. As their customers gained more knowledge about nutrition, they were empowered to make changes to their diets in order to support their health.

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

•    Quality.  Every product on our shelves must go through a rigorous screening and approval process. Providing the highest quality groceries and supplements, Natural Grocers branded products and only United States Department of Agriculture (USDA), certified organic, fresh produce at the best prices in the industry is part of our mission.

•    Every Day Affordable Price.  We work hard to secure the best possible prices on all of our customers’ favorite natural and organic foods and supplements. We believe everyone should be able to afford to take care of their health and buy quality natural and organic products.

•    Community.  From free nutrition education lectures, to bag-free checkouts, to sourcing local products, to our donation program, we work hard to serve the communities that help shape our world.

•    Associates.  Our associates make our company great. We work hard to ensure that our associates are able to live a healthy, balanced lifestyle. We support them with free nutrition education programs, good pay and excellent benefits.

In 1998, the second generation of the family, including Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely purchased our predecessor and the Vitamin Cottage® trademark and assumed control of the business. Since then, we have grown our store count from 11 stores in Colorado to 72 stores in 13 states as of September 30, 2013. We have also implemented numerous organizational and operational improvements that have enhanced our ability to scale our operations. We believe that by staying true to our founding principles, we have been able to continue to attract new customers, extend our geographic reach and further solidify our competitive position.

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

We believe the growth in sales of natural and organic foods and dietary supplements continues to be driven by numerous factors, including an increase in:

•    consumer focus on high-quality nutritional products;

•    awareness of the importance of good nutrition to long-term wellness;

•    an aging U.S. population seeking to support healthy aging;

•    consumer concerns over the purity and safety of food as a result of the presence of pesticide residues, growth hormones, artificial ingredients and genetically engineered ingredients in foods;

•    consumer concerns over the use of harmful chemical additives in body care and household cleaning supplies;

•    well-established natural and organic brands, which generate additional industry awareness and credibility with consumers; and

•    consumers with unique dietary requirements.

Our Competitive Strengths

We believe we are well-positioned to capitalize on favorable natural and organic grocery and dietary supplement industry dynamics as a result of the following competitive strengths:

Strict focus on high-quality natural and organic grocery products and dietary supplements.  We offer high-quality products and brands, including an extensive selection of widely-recognized natural and organic food, dietary supplements, body care products, pet care products and books. We offer our customers an average of approximately 20,000 SKUs of natural and organic products per store, including an average of approximately 6,750 SKUs of dietary supplements. We believe this product offering enables our customers to utilize our stores for all of their grocery and dietary supplement purchases. In our grocery departments, we only sell USDA certified organic produce and do not approve for sale products that are known to contain artificial colors, flavors, preservatives, sweeteners, or partially hydrogenated or hydrogenated oils. Consistent with this strategy, our merchandise selection does not include conventional products or merchandise that does not meet our strict quality guidelines. Our store managers enhance our robust product offering by customizing their stores’ selections to address the preferences of local customers. All products undergo a stringent review process to ensure the products we sell meet our strict quality guidelines, which helps us generate long-term relationships with our customers based on transparency and trust.

Engaging customer service experience based on education and empowerment.  We strive to consistently offer exceptional customer service in a shopper-friendly environment, which we believe creates a differentiated shopping experience and generates repeat visits from our loyal customer base. Our customer service model is focused on providing free nutrition education to our customers. This focus provides an engaging retail experience while also empowering our customers to make informed decisions about their health. We offer our science-based nutrition education through our trained associates, Health Hotline® newsletter and sales flyer, one-on-one nutrition health coaching and nutrition classes. Our commitment to nutrition education and customer empowerment is emphasized throughout our entire organization, from executive management to store associates. Every store also maintains a Nutritional Health Coach position. The Nutritional Health Coach is responsible for training our store associates and educating our customers in accordance with applicable local, state and federal regulations. Each Nutritional Health Coach must have earned a degree or certificate in nutrition, human sciences or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. Substantially all of our Nutritional Health Coaches are full-time employees. We believe our Nutritional Health Coach position generally is unique within our industry and represents a key element of our customer service model.

Scalable operations and replicable, cost-effective store model.  We believe our scalable operating structure, attractive new store model, flexible real estate strategy and disciplined approach to new store development allow us to maximize store performance and continue to grow our store base. Our store model is successful in highly competitive markets and has supported significant growth outside of our original Colorado geography. We believe our supply chain and infrastructure are scalable and will accommodate significant growth based on the ability of our primary distribution relationships to effectively service our planned store locations. Our investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems support this growth. To further support the scalability of our operations, we intend to invest in a human resources information and learning management system, or HRIS in fiscal year 2014.  In addition, we have established effective site selection guidelines, as well as scalable procedures, to enable us to open a new store within approximately nine months from the time of site selection. Our limited offering of prepared foods also reduces real estate costs, labor costs and perishable inventory shrink and allows us to quickly leverage our new store opening costs.

Experienced and committed team with proven track record.  Our executive management team has an average of 35 years of experience in the natural grocery industry, while our entire management team has an average of over 28 years of relevant experience. Since the second generation of the Isely family assumed control of the business in 1998, we have grown our store count from 11 to 72 stores as of September 30, 2013 while remaining dedicated to our founding principles. Over their tenure, members of our executive management team have been instrumental in establishing a successful, scalable operating model, generating consistently strong financial results and developing an effective site selection and store opening process. The depth of our management experience extends beyond our home office. As of September 30, 2013, 43% of our store managers at comparable stores (stores open for 13 months or longer) have tenures of over four years with us, and our store and department managers at these stores have average tenures of over three years with us. In addition, we have a track record of promoting store management personnel from within. We believe our management’s experience at all levels will allow us to continue to grow our store base while improving operations and driving efficiencies.

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Expand our store base.  We intend to continue expanding our store base through new store openings in existing markets, as well as penetrating new markets, by leveraging our core competencies of site selection and efficient store openings. Based upon our operating experience and research conducted for us by customer analytics firm The Buxton Company, we believe the entire U.S. market can support at least 1,100 Natural Grocers stores, including approximately 200 additional Natural Grocers stores in the 14 states in which we currently operate or have signed leases. In the fiscal years 2013 and 2012, we opened 13 and ten new stores, respectively, and we plan to open 15 new stores in fiscal year 2014, three of which we have opened during the first quarter of fiscal year 2014 prior to filing this report on Form 10-K. We intend to target new store openings at or above our current levels over the near term.

Current store locations and signed leases.

*Includes signed leases for stores to be opened in fiscal year 2014:  three leases in Oregon, one lease in Colorado, one lease in Idaho, one lease in Kansas, one lease in New Mexico, one lease in Utah and one lease in Washington.

Increase sales from existing customers.  We have achieved positive comparable store sales growth for over 45 consecutive quarters. In order to increase our average ticket and the number of customer transactions, we plan to continue offering an engaging customer experience through science-based nutrition education and a differentiated merchandising strategy of delivering affordable, high-quality natural and organic grocery products and dietary supplements. We also plan to continue to utilize targeted marketing efforts for our existing customers, which we anticipate will drive customer transactions and convert additional occasional, single-category customers into core, multi-category customers.

Grow our customer base.  We plan to continue building our brand awareness, which we anticipate will grow our customer base. We believe offering nutrition education has historically been one of our most effective marketing efforts to reach new customers and increase the demand for natural and organic groceries and dietary supplements in our markets. We intend to enhance potential customers’ nutrition knowledge through targeted marketing efforts, including the distribution of our Health Hotline newsletter and sales flyer, the internet and social media, as well as an expansion of our educational outreach efforts in schools, businesses and communities, offering lectures, classes, printed and online educational resources and publications, health fairs and community wellness events. In addition to offering nutrition education, we intend to attract new customers with our every day affordable prices and to build community awareness through our support of local vendors and charities.

Improve operating margins.  We expect to continue to improve our operating margins as we benefit from investments we have made or are making in fixed overhead and information technology, including the implementation of our enterprise resource planning (ERP) system in fiscal year 2010 and planned implementation of the HRIS in fiscal year 2014. We anticipate these investments will support our long-term growth strategy with only a modest amount of additional capital. We expect to achieve greater economies of scale through sourcing and distribution as we add more stores, and we intend to optimize performance, maintain appropriate store labor levels and effectively manage product selection and pricing to achieve additional margin expansion.

Our Stores

Our stores offer a comprehensive selection of natural and organic groceries and dietary supplements in a small-store format that aims to provide a convenient, easily shopped and relaxed environment for our customers. Our store design emphasizes a clutter-

free, organized feel, a quiet ambience accented with warm lighting and the absence of aromas from meat and seafood counters present in many of our competitors’ stores. We believe our core customers consider us a destination stop for their natural and organic products and that we are their primary choice for natural and organic groceries and dietary supplements.

Our Store Format.  Our stores range from 5,000 to 16,000 selling square feet, and average approximately 10,000 selling square feet. In fiscal year 2013, our 13 new stores averaged approximately 11,500 selling square feet. Approximately one quarter of our stores’ selling square footage is dedicated to dietary supplements. Some of our stores also include a dedicated community room available for public gathering, demonstration kitchen for cooking education and lecture space. Our comparable stores sell an average of approximately 20,000 SKUs of natural and organic products per store, including an average of approximately 6,750 SKUs of dietary supplements. We begin to include stores in our comparable store base on the first day of the thirteenth full month following the store’s opening.

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

Store Level Economics.  Historically our new stores opened since January 1, 2005 have required an upfront capital investment of approximately $2.1 million.  We anticipate that our fiscal year 2014 new stores will require an upfront capital investment of approximately $2.5 million consisting of capital expenditures of approximately $1.9 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of less than $0.3 million. We project that these stores will have higher first year sales and are targeting approximately four years to recoup our initial net cash investments and approximately 35% cash-on-cash returns by the end of the fifth year following the opening.

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

Our product review team analyzes all new products and approves them for sale based on ingredients, price and uniqueness within the current product set. We actively research new products in the marketplace via our product vendors, private label manufacturers, scientific findings, customer requests and general trends in popular media. Our stores are able to fully merchandise all departments by providing an extensive assortment of natural and organic products. We do not need to sell conventional products to fill our selection, increase our margins or draw in more customers.

What We Sell.  We operate both a full-service natural and organic grocery store and a dietary supplement store within a single retail location. The following is a breakdown of our sales mix for the year ended September 30, 2013:

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

•    Produce.  We sell only USDA certified organic produce and source from local, organic producers whenever possible. Our selection varies based on seasonal availability, and we offer a variety of organic produce offerings that are not typically found at conventional food retailers.

•    Bulk Food and Private Label Products.  We sell a wide selection of private label products, including nuts, water, pasta, dried fruits, grains, granolas, honey, agave nectar, herbs, spices and teas. We also sell peanut and almond butters ground in-store under the Natural Grocers brand.

•    Dry, Frozen and Canned Groceries.  We offer a wide variety of natural and organic dry, frozen and canned groceries, including cereals, soups, baby foods, frozen entrees and snack items. We offer a broad selection of natural chocolate bars, and energy, protein and food bars.

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

•    Dairy Products and Dairy Substitutes.  We offer a broad selection of natural and organic dairy products, such as milk, eggs, cheeses, yogurts and beverages as well as non-dairy substitutes made from almonds, coconuts, rice and soy.

•    Prepared Foods.  Our stores have a convenient selection of refrigerated prepared food items, including salads, sandwiches, fresh salsa, fresh humus and wraps. The size of this offering varies by location.

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

•    Household and General Merchandise.  We offer sustainable household products, including cleaning supplies, paper products, dish and laundry soap and other common household products, including diapers.

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

Many of our suppliers are inspected and certified under the USDA National Organic Program, voluntary industry associations, and other third party auditing programs with regard to additional ingredients, manufacturing and handling standards. Each Natural Grocers store is certified as an organic handler and processor by an accredited USDA certifier in the calendar year after it opens. We operate all of our stores in compliance with National Organic Program standards, which require segregation of organic and conventional products, restricted use of certain substances for cleaning and pest control and rigorous recordkeeping, among other requirements.

Our Pricing Strategy

We have an every day affordable pricing strategy with an EDAP - Every Day Affordable Price SM on many products, while also providing special sale pricing on hundreds of additional items. We believe our every day affordable pricing strategy allows our customers to shop our stores on a regular basis for their groceries and dietary supplements.

Our pricing strategies include the following:

•    every day affordable pricing throughout our stores;

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

Store Management and Staffing.  Our stores are managed by a manager and assistant manager, with department managers in each of the dietary supplement, grocery, dairy and frozen, produce, body care and receiving departments. Each store manager is responsible for managing his or her monthly store profit and loss, including labor, merchandising and inventory costs. We also employ regional managers to oversee all store operations for regions consisting of approximately 15 stores.

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

All associates are eligible to participate in our incentive compensation plan after 90 days of employment for management level associates and after one year of employment for non-management level associates. The criteria for incentive compensation include meeting sales projections, sales to labor hour goals and cost of goods sold metrics, which help align all store associates with both corporate and store-level financial goals. We have an established set of standard operating procedures, which includes hiring and human resource policies, training practices and operational instruction manuals. This allows each store to operate with strict accountability and still maintain independence to respond to its unique circumstances.

Every store also maintains a Nutritional Health Coach position. The Nutritional Health Coach is responsible for training our store associates and educating our customers in accordance with applicable local, state and federal regulations. Substantially all of our Nutritional Health Coaches are full-time employees.

Bulk Food Repackaging Facility and Distribution Center.  Our 107,000 square foot bulk food repackaging facility and distribution center is in Golden, Colorado. The facility handles several different operational functions, including distribution of a limited number of grocery and dietary supplement lines. The facility also houses our private label bulk foods repackaging lines. The distribution center maintains a small fleet of commercial delivery trucks for use within Colorado.

Inventory.  We use a robust merchandise management and perpetual inventory system that values goods at moving average cost. We manage shelf stock based on weeks-on-hand relative to sales, resupply time and minimum economic order quantity.

Sourcing and Vendors.  We source from over 900 suppliers, which include over 2,500 brands. These suppliers range from small mom-and-pop businesses to multi-national conglomerates. As of September 30, 2013, we purchased 83% of the goods we sell from our top 20 suppliers.

We contract with third-party manufacturers to produce groceries and dietary supplements under our private labels, which include the Natural Grocers and Vitamin Cottage brands. We have longstanding relationships with our suppliers, and we require disclosure from them regarding quality, freshness, potency and safety data information. Our bulk food private label products are packaged by us in pre-packed sealed bags to help prevent contamination while in transit and in our stores. Unlike most of our competitors, most of our private label nuts, trail mix and flours are refrigerated in our warehouse and stores to maintain freshness.

For the year ended September 30, 2013, approximately 47% of our total purchases were from United Natural Foods Inc., or UNFI. In addition, approximately 8% of our purchases were from Albert’s Organics, a subsidiary of UNFI that distributes fresh produce and meat. We maintain good relations with UNFI and believe we have adequate alternative supply methods, including self-distribution.

Our Associates

Commitment to our associates is one of our five founding principles. Associates are eligible for health, long-term disability, vision and dental insurance coverage, as well as Company paid short-term disability and life insurance benefits, after they meet eligibility requirements. Additionally, our associates are offered a 401(k) retirement savings plan with contribution matching opportunities.  We believe we pay above average retail wages, and all associates earn an additional $0.75 per hour, up to $30 a week, in “Vitamin Bucks” which can be used to purchase products in our stores. It is important to us that our associates live a healthy, balanced lifestyle, and we believe the Vitamin Bucks incentive provides an additional resource for our associates to purchase natural and organic products. This further offers our associates the opportunity to become more familiar with our products, which we believe improves the customer service our associates are able to provide. We believe these and other factors result in higher retention rates and encourage our associates to appreciate our culture, which helps them better promote our brand.

As of September 30, 2013, we employed 1,648 full-time and 355 part-time (less than 30 hours per week) associates, including 170 associates at our home office. None of our associates is subject to a collective bargaining agreement. We believe we have good relations with our associates.

Our Customers

The growth in the natural and organic grocery and dietary supplement industries and growing consumer interest in health and nutrition have led to an increase in our core customer base. We believe the demands for affordable, nutritious food and dietary supplements are shared attributes of our core customers, regardless of their socio-economic status. Additionally, we believe our core customers prefer a retail store environment that offers carefully selected natural and organic products and dietary supplements. Our customers tend to be interested in health and nutrition, and expect our store associates to be highly knowledgeable about these topics and related products.

An analysis of our Health Hotline subscriber database indicates that our customers come from broad geographic segments, including urban, suburban and rural areas, which reflects the varied characteristics and portability of our store locations.

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

•    reduce our energy costs and carbon footprint using efficient heating, ventilation and air conditioning, lighting, and refrigerating systems;

•    implement strategies to eliminate excess packaging, energy and transportation costs;

•    recycle and reuse paper, plastic, glass and electronic products whenever possible; and

•    use healthy and environmentally responsible building materials and finishes in our new stores and remodels.

Marketing and Advertising

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

Health Hotline.  At the heart of our marketing efforts is our Health Hotline, a 20-page newsletter and sales flyer which is published eight times a year and mailed to over 300,000 subscribers by U.S. Mail. Additionally, approximately 80,000 copies of each release are distributed at the in-store level. Over 3.0 million abridged versions of the Health Hotline are inserted into the weekly newspaper of many of our communities 35 times per year, and an email version is distributed approximately once a week to over 63,000 subscribers. The Health Hotline contains a mix of in-depth health and nutrition articles, information on our community-based initiatives and current in-store event listings, along with a selection of popular sale items. The articles are relevant, science-based and written to reflect the most recent research findings. Generally, we negotiate with our suppliers for significantly lower costs on Health Hotline sale items, which in turn allows us to offer low sale prices to our customers. Focused staff training at all locations precedes the release of each Health Hotline to ensure that store staff are familiar with content in each issue.  We believe both store visits and sales increase when the Health Hotline is published.

Web Sites and Social Media.  We maintain www.naturalgrocers.com as our official company website to host store information, sales flyers, educational materials, product information, policies and contact forms, advocacy and news items and e-commerce activities. We believe the continued growth of site visitors, page views and other metrics of our website activity indicates that our content is timely and informative to the communities we serve. Our website is interlinked with other online and social media outlets, including Facebook, Foursquare, Google Places, YELP, Twitter, Pinterest and others.

Television Commercials.  We occasionally run television commercials in our markets. The commercials are produced locally and primarily feature members of the Isely family.

Billboards. Increasingly, we have used billboards in our marketing efforts. These billboards typically are near, or on the same site as, our stores.

Competition

The food and dietary supplement retail business is a large, highly-fragmented and competitive industry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway, mass or discount retailers such as Walmart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, specialty food retailers such as Sprouts and Trader

Joe’s, warehouse clubs such as Sam’s Club and Costco, independent health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers and multi-level marketers. Each of these outlets competes with us on the basis of price, selection, quality, customer service, shopping experience or any combination of these factors. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements differentiates us in the industry.

Seasonality

Our business is active throughout the calendar year and does not experience significant fluctuation caused by seasonal changes in consumer purchasing.

Insurance and Risk Management

We use a combination of insurance and self-insurance to cover workers’ compensation, general liability, product liability, director and officers’ liability, employment practices liability, associate healthcare benefits and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers and changes in discount rates could all affect ultimate settlements of claims. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Trademarks and Other Intellectual Property

We believe that our intellectual property is important to the success of our business. We have received the registration of trademarks not only for Vitamin Cottage and Health Hotline but also for our logo, Natural Grocers by Vitamin Cottage ® and Vitamin Cottage Natural Grocers® for appropriate categories of trade. We do not own or license for use any patents, franchises or concessions on which our business depends. Our trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are property maintained.

Information Technology Systems

We have made significant investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems.  We use an ERP system with integrated merchandise management, reporting and accounting system at all of our stores, as well as at our bulk food repackaging facility and distribution center and for corporate functions including accounting, reporting and purchasing. Our ERP system application support and hardware are outsourced, which allows us to focus on our core business.  We intend to implement an enterprise wide HRIS in fiscal year 2014 which will allow us to more effectively onboard and train our employees at all locations.

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

Dietary Supplements.  The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994, or DSHEA. DSHEA established a framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements, defined “dietary supplement” and “new dietary ingredient” and established new statutory criteria for evaluating the safety of substances meeting the respective definitions. In the process, DSHEA removed dietary supplements and new dietary ingredients from pre-market approval requirements that apply to food additives and pharmaceuticals and established a combination of “notification” and “post marketing controls” for regulating product safety. Notwithstanding, non-dietary ingredients in a dietary supplement remain subject to the FDA’s food additive authorities. The FDA does not require notification to market a dietary supplement if it contains only dietary ingredients that were present in the U.S. food supply prior to DSHEA’s enactment on October 15, 1994. However, for a dietary ingredient not present in the food supply prior to this date, the manufacturer must provide the FDA with information supporting the conclusion that the ingredient will reasonably be expected to be safe at least 75 days before introducing a new dietary ingredient into interstate commerce. As required by the FSMA, the FDA issued draft guidance in July 2011, which attempted to clarify when an ingredient would be considered a “new dietary ingredient,” the evidence needed to document the safety of a new dietary ingredient and appropriate methods for establishing the identity of a new dietary ingredient. The draft guidance has not been finalized. If finalized, the draft guidance may cause dietary supplement products available in the market before DSHEA to be classified to include a “new dietary ingredient” if the dietary supplement product was produced using manufacturing processes different from those used in 1994.

DSHEA also empowered the FDA to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements. DSHEA expressly permits dietary supplements to bear statements describing how a product affects the structure, function and general well-being of the body. Although manufacturers must be able to substantiate any such statement, no pre-market approval authorization is required for such statements and manufacturers need only notify FDA that they are employing a given claim. No statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. DSHEA does, however, authorize supplement sellers to provide “third-party literature,” (e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits) in connection with the sale of a dietary supplement to consumers. This provision is an exception to the FDA’s broad powers over the promotion of regulated products. Accordingly, the authorization is limited and applies only if the publication is printed in its entirety, is not false or misleading, presents a balanced view of the available scientific information and does not “promote” a particular manufacturer or brand of dietary supplement and is displayed in an area physically separate from the dietary supplements.

Food.  The FDA has comprehensive authority to regulate the safety of food and food ingredients other than dietary supplements. Food additives and food contact substances are subject to pre-market approvals or notification requirements. The FDA’s overall food safety authority was dramatically enhanced in 2011 with the passage of the Food Safety Modernization Act, or FSMA. The FSMA required the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food producers. Regulations and rules issued under FSMA are in varying degrees of finalization. Regardless, the FDA’s authority under FSMA applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply us with food products. In addition, the FSMA required the FDA to establish science-based minimum standards for the safe production and harvesting of produce, to identify “high risk” foods and “high risk” facilities and instructed the FDA to set goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States. With respect to both foods and dietary supplements, the FSMA meaningfully augmented the FDA’s ability to access producers’ records and suppliers’ records. This increased access could cause the FDA to identify areas of concern it had not previously considered to be problematic for our suppliers and contract manufacturers. The FSMA also gives the FDA authority to require food producers, distributors and sellers to recall adulterated or misbranded food if the FDA determines that there is a reasonable probability that the food will cause serious adverse health consequences to persons or animals. Additionally, the FSMA increases the FDA’s authority for administrative detentions of adulterated and misbranded foods. The FSMA also could cause enhanced tracking and tracing of food requirements and, as a result, added recordkeeping burdens upon our suppliers and contract manufacturers.

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

Compliance.  As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek certifications of compliance, representations and warranties, indemnification and insurance from our suppliers and contract manufacturers. However, even with adequate certifications, representations and warranties, insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from our stores. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain of their products and we have revised certain provisions of our sales and marketing program.

Furthermore, to ensure compliant practices, our associates working in our stores are trained regularly on how to provide customer service using an educational approach that is ethical, honest, accurate and does not cross over into a scope of practice reserved for licensed healthcare professionals. For instance, we do not allow discussion of any “disease” or “cure.” Instead, we focus on how the structure and function of the body is affected by lifestyle choices and the different nutritional components of an individual’s diet, including those contained in dietary supplements. Our customers are encouraged to make informed decisions about their diet, lifestyle, and possible need for supplementation. We also conduct internal compliance reviews on all free nutrition literature that we make available to our customers upon request with the goal of ensuring that these materials only reference relevant dietary supplement ingredients and not any particular brands or products. One role of the Nutritional Health Coach is to oversee our FDA and FTC compliance measures. We believe that our nutrition education practices are in compliance with federal and state requirements, but a finding to the contrary could pose significant issues with respect to our business and reputation among our customers or otherwise have a material adverse effect on our business.

New or revised government laws and regulations affecting our business or our industry, such as those relating to genetically modified foods, could result in additional compliance costs and civil remedies. The risks associated with these laws and regulations are further described under the caption “Risk Factors.”

Segment Information

We have one reporting segment, natural and organic retail stores, through which we conduct all of our business.  Please see the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2013, set forth in Part IV of this report on Form 10-K, for financial information regarding this segment.

Available Information

Our website is located at www.naturalgrocers.com. We will make our periodic reports and other information filed with or furnished to the Securities and Exchange Commission, or SEC, available, free of charge, through our website as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. In addition, our Corporate Governance Guidelines, the charters for our Audit Committee and Compensation Committee, and our Code of Ethics are publicly available on our website at www.naturalgrocers.com under the “Investor Relations — Corporate Governance” section, and we will post any amendments to, or waivers from, a provision of this Code of Ethics on our website, at the address and location specified above.  A printed copy of this information is also available without charge by sending a written request to Corporate Secretary, Natural Grocers by Vitamin Cottage, Inc., 12612 West Alameda Parkway, Lakewood, CO 80228. You may read and copy any materials we file with the SEC at the Securities and Exchange Commission Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The SEC also maintains a website that contains our reports and other information at www.sec.gov. Information on our website or any other website is not incorporated by reference into this report on Form 10-K.

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

Our continued growth largely depends on our ability to successfully open and operate new stores on a profitable basis. During fiscal years 2013 and 2012, we opened 13 and ten new stores, respectively. We plan to open 15 new stores and remodel two stores in fiscal year 2014. Delays or failures in opening new stores, or achieving lower than expected sales in new stores, could materially and adversely affect our growth. Our plans for continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ and may require us to upgrade our management information system and our distribution infrastructure. We currently operate a single bulk food repackaging facility and distribution center, which houses our bulk food repackaging operation. In order to support our recent and expected future growth and to maintain the efficient operation of our business, we may need to add additional distribution centers in the future. These increased demands and operating complexities could cause us to operate our business less efficiently, which could materially and adversely affect our operations, financial performance and ability to grow in the future.

Our ability to successfully open new stores is dependent upon a number of factors, including our ability to select suitable sites for our new store locations, to negotiate and execute leases, to coordinate the contracting work on our new stores, to identify and recruit store managers, Nutritional Health Coaches and other staff, to secure and manage the inventory necessary for the launch and successful operation of our new stores and to effectively promote and market our new stores. If we are ineffective in performing these activities, then our efforts to open and operate new stores may be unsuccessful or unprofitable, and we may be unable to execute our growth plans.

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

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions and the cost of these products. Our store offerings remain composed of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings would have a material adverse effect on our business. Additionally, negative publicity over the safety of any such items may adversely affect demand for our products and could result in lower customer traffic, sales and results of operations.

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

Accordingly, our results for any one fiscal year or quarter are not necessarily indicative of the results to be expected for any other year or quarter, and comparable store sales of any particular future period may decrease. In the event of such a decrease, the price of our common stock would likely decline. For more information on our results of operations for the fiscal year 2013, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition and could negatively impact our ability to execute our growth strategy.

Adverse and uncertain economic conditions may impact demand for the products we sell in our stores. Consumer spending and levels of disposable income, including spending for natural and organic grocery and dietary supplement products that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wages, interest rates, the availability of credit, tax rates, housing market conditions, consumer confidence, political instability and consumer perception of economic conditions. The outbreak or escalation of war, the occurrence of terrorist acts or other hostilities in or affecting the United States, or concern regarding epidemics in the United States or in international markets could also lead to a decrease in spending by consumers. In the event of an economic slowdown, consumer spending could be adversely affected, and we could experience lower net sales than expected. We could be forced to delay or slow our new store growth plans, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to manage normal commercial relationships with our suppliers, manufacturers of our private label products, distributors, customers and creditors may suffer. Customers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, customers may reduce the amount of natural and organic products that they purchase and instead purchase conventional offerings, which generally have lower retail prices, at other stores. In addition, consumers may choose to purchase private label products at other stores rather than branded products because they are generally less expensive. Suppliers may become more conservative in response to these conditions and seek to reduce their production. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new customers and to provide products that appeal to customers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

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

We intend to continue to increase our operating margins by leveraging efficiencies of scale, improved systems, continued cost discipline, focus on appropriate store labor levels and disciplined product selection. If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the efficiencies of scale that we expect from expansion. If we are not able to continue to capture efficiencies of scale, improve our systems, continue our cost discipline and maintain appropriate store labor levels and disciplined product selection, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to increase sales and reduce inventory shrink. As a result, our operating margins may stagnate or decline, which could have a material adverse effect on our business, financial condition and results of operations and adversely affect the price of our stock.

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

As a retailer of food and dietary supplements and a seller of many of our own private label products, we are subject to numerous federal and state health and safety laws and regulations. Our suppliers and contract manufacturers are also subject to such laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacturing, packaging, labeling, distribution, advertising, sale, quality and safety of our products, as well as the health and safety of our employees and the protection of the environment. In the U.S., we are subject to regulation by various federal government agencies, including the FDA, the USDA, the FTC, the Occupational Safety and Health Administration, the Consumer Product Safety Commission and the Environmental Protection Agency, as well as various state and local agencies. We are also subject to the USDA’s Organic Rule, which facilitates interstate commerce and the marketing of organically produced food, and provides assurance to our customers that such products meet consistent, uniform standards. Compliance with the USDA’s Organic Rule also places a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings. In addition, our sales of dietary supplements are regulated under the Dietary Supplement Health and Education Act of 1994, or DSHEA. DSHEA expressly permits dietary supplements to bear statements describing how a product affects the structure, function and general well-being of the body. However, no statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. If these laws and regulations were violated by our management, associates, suppliers, distributors or vendors, we could be subject to fines, penalties and sanctions, including injunctions against future shipment and sale of products, seizure and confiscation of products, prohibition on the operation of our stores, restitution and disgorgement of profits, operating restrictions and criminal prosecution.

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

New or revised government laws and regulations have been adopted in recent years, such as those relating to genetically modified foods, could result in additional compliance costs and the increased use of civil remedies to enforce such laws and regulations. Additionally, increased enforcement by government agencies could result in such costs and remedies, as well as the payment of fines or penalties imposed by such agencies.

The Food Safety Modernization Act, or FSMA, passed in January 2011, granted the FDA greater authority over the safety of the national food supply and required the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food producers. Regulations and rules issued under FSMA are in varying degrees of finalization. Regardless, the FDA’s authority under FSMA applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products. In addition, the FSMA required the FDA to establish science based minimum standards for the safe production and harvesting of produce, required the FDA to identify “high risk” foods and “high risk” facilities and instructed the FDA to set goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States. With respect to both food and dietary supplements, the FSMA meaningfully augmented the FDA’s ability to access a producer’s records and a supplier’s records. This increased access could permit the FDA to identify areas of concern it had not previously considered to be problematic either for us or for our suppliers. The FSMA also could result in the implementation of enhanced tracking and tracing of food requirements and, as a result, added recordkeeping burdens upon our suppliers. In addition, under the FSMA, the FDA now has the authority to inspect certifications and therefore evaluate whether foods and ingredients from our suppliers are compliant with the FDA’s regulatory requirements. Such inspections may delay the supply of certain products or result in certain products being unavailable to us for sale in our stores.

DSHEA established that no notification to the FDA is required to market a dietary supplement if it contains only dietary ingredients that were present in the U.S. food supply prior to DSHEA’s enactment. However, for a dietary ingredient not present in the food supply prior to DSHEA’s enactment, the manufacturer is required to provide the FDA with information supporting the conclusion that the ingredient will reasonably be expected to be safe at least 75 days before introducing a new dietary ingredient into interstate commerce. As required by the FSMA, the FDA issued draft guidance in July 2011, which attempted to clarify when an ingredient would be considered a “new dietary ingredient,” the evidence needed to document the safety of a new dietary ingredient and appropriate methods for establishing the identity of a new dietary ingredient. The draft guidance has not yet been finalized.  If finalized, the draft guidance may cause dietary supplement products available in the market before DSHEA to be classified to include a new dietary ingredient if the dietary supplement product was produced using manufacturing processes different from those used in 1994. Accordingly, the finalization and adoption of the draft FDA guidance or similar guidance could materially adversely affect the availability of dietary supplement products.

Furthermore, in recent years, the FDA has been and continues to be aggressive in enforcing its regulations with respect to nutrient content claims (e.g., “low fat,” “good source of,” “calorie free,” etc.), unauthorized “health claims” (claims that characterize the relationship between a food or food ingredient and a disease or health condition) and other claims that impermissibly suggest therapeutic benefits for certain foods or food components. Such FDA enforcement with respect to such promotional practices could result in costly product changes, potential private litigation, bad publicity and loss of consumer goodwill.

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

United Natural Foods Inc., or UNFI, is our single largest third-party supplier, accounting for approximately 47% of our total purchases in fiscal year 2013. In addition, approximately 8% of our purchases were made through Albert’s Organics, a subsidiary of UNFI that distributes fresh produce and meat. During fiscal year 2012, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through 2016. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution agreement or the disruption, delay or inability of UNFI to deliver product to our stores may materially and adversely affect our operating results and we may be unable to establish alternative distribution channels on reasonable terms or at all.

Certain of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional import restrictions, unanticipated political changes, increased customs duties, labor disputes, health epidemics, adverse weather conditions, crop failure, acts of war or terrorism, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could increase our costs and materially harm our operations, business and financial condition. Our business is also subject to a variety of other risks generally associated with indirectly sourcing goods from abroad, such as political instability, disruption of imports by labor disputes and local business practices. In addition, requirements imposed by the FSMA compel importers to verify that food products and ingredients produced by a foreign supplier comply with all applicable legal and regulatory requirements enforced by the FDA, which could result in certain products being deemed inadequate for import.

The current geographic concentration of our stores creates exposure to local economies, regional downturns or severe weather or catastrophic occurrences.

As of September 30, 2013, we have store concentration in Colorado and Texas, operating 31 stores and 12 stores in those states, respectively, or a total of 59.7% of our stores. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population, competition, consumer preferences, new or revised laws or regulations, fires, floods or other natural disasters in these regions.

If we fail to maintain our reputation and the value of our brand, our sales may decline.

We believe our continued success depends on our ability to maintain and grow the value of the Natural Grocers by Vitamin Cottage® brand. Maintaining, promoting and positioning our brand and reputation will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. Our brand could be adversely affected if we fail to achieve these objectives, or if our public image or reputation were to be tarnished by negative publicity. Sources of negative publicity may include, among others, social media posts, investment or financial community posts and poor reviews of stores, products, customer service and employment. Our reputation could also suffer from real or perceived issues involving the labeling or marketing of our products as “natural.” Although the FDA and USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which would have a material adverse effect on our business, financial condition and results of operations.

Perishable food product losses could materially impact our results of operations.

Our stores offer a significant number of perishable products. Our offering of perishable products may result in significant product inventory losses in the event of extended power or other utility outages, natural disasters or other catastrophic occurrences.

The decision by certain of our suppliers to distribute their specialty products through other retail distribution channels could negatively impact our revenue from the sale of such products.

Some of the specialty retail products that we sell in our stores are not generally available through other retail distribution channels such as drug stores, conventional grocery stores or mass merchandisers. In the future, our suppliers could decide to distribute such products through other retail distribution channels, allowing more of our competitors to offer these products, and adversely affecting the desirability of these products to our core customers, which could negatively impact our revenues.

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

Any significant interruption in the operation of our bulk food repackaging and distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, power outages, labor disagreements, or shipping problems, could adversely impact our ability to receive and process orders, and distribute products to our stores. Such interruptions could result in lost sales, cancelled sales and a loss of customer loyalty to our brand. While we maintain business interruption and property insurance, if the operation of our distribution facility were interrupted for any reason causing delays in shipment of merchandise to our stores, our insurance may not be sufficient to cover losses we experience.  This could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to various regulatory requirements, including those of the SEC and The New York Stock Exchange, or the NYSE. These requirements include, among other things, record keeping, financial reporting and corporate governance rules and regulations. Our management has been managing a public company since the Company’s initial public offering, or IPO, in fiscal year 2012, and therefore its overall experience in managing a public company remains limited. Our public company reporting obligations have increased, and continue to impose, demands on our internal infrastructure and resources.  Although we have hired additional staff in order to comply with these requirements, we may be unable to retain the staff necessary to comply with these requirements in the future.  In certain continuing respects, we rely on outside consultants and professionals to supplement our capacity to meet these requirements. Our business could be adversely affected if we are unable to fulfill our public company obligations.

Future events could result in impairment of long-lived assets, which may result in charges that adversely affect our results of operations and capitalization.

Our total assets included long-lived assets totaling $99.8 million at September 30, 2013. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment evaluations require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future undiscounted cash flows of an asset group.

We have significant lease obligations, which may require us to continue paying rent for store locations that we no longer operate.

Our stores, bulk food repackaging facility and distribution center and administrative facility are leased. We are subject to risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all and may not be able to find replacement locations that will provide for the same success as current store locations. Of the current leases for our stores, none expires in fiscal year 2014, two expire in fiscal year 2015, five expire in fiscal year 2016, one expires in fiscal year 2017, and the remainder expire between fiscal years 2018 and 2034.

Any material failure of our information systems could negatively impact our operations.

We are increasingly dependent on a variety of information systems to effectively manage the operations of our growing store base, including our supply chain. The failure of our information systems to perform as designed, including the failure of our vendors to maintain and make available software or the failure of our warehouse management software system to operate as expected or to support our distribution facility, could have an adverse effect on our business and results of operations. Any material failure or slowdown of our systems could disrupt our ability to track, record and analyze our merchandise, and could negatively impact our operations, including, among other things, our ability to process and receive shipments of goods and process financial and credit card transactions. Any security breaches of our information systems could disrupt our operational systems, resulting in a slowdown of our normal business activities or limitations on our ability to process credit card transactions. Moreover, leaks of proprietary information, including leaks of customers’ private data, could weaken customer confidence in our company and our ability to compete in the food retail marketplace, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, changes in technology could cause our information systems to become obsolete and it may be necessary to incur additional costs to upgrade such systems, and if our information systems prove inadequate to handle our growth, we could lose customers, which could have a material adverse effect on our business, financial condition and results of operations. We are also vulnerable to certain risks and uncertainties associated with our websites, including changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. Our failure to successfully respond to these risks could damage our reputation.

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

We believe that our trademarks or service marks, trade dress, copyrights, trade secrets, know-how and similar intellectual property are important to our success. In particular, we believe that the Natural Grocers by Vitamin Cottage name is important to our business, as well as to the implementation of our growth strategy. Our principal intellectual property rights include registered marks on Vitamin Cottage®, Natural Grocers by Vitamin Cottage® and Vitamin Cottage Natural Grocers®, copyrights of our website content, rights to our domain names including www.vitamincottage.com and www.naturalgrocers.com, and trade secrets and know-how with respect to our product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark or service mark and copyright law, trade secret protection and confidentiality agreements with our employees and certain of our consultants, suppliers and others to protect our proprietary rights. If we are unable to defend or protect or preserve the value of our trademarks or service marks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

Although several of our brand names are registered in the United States, we may not be successful in asserting trademark or service mark or trade name protection and the costs required to protect our trademarks or service marks and trade names may be substantial. In addition, the relationship between regulations governing domain names and laws protecting trademarks or service marks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks or service marks and other proprietary rights. Additionally, other parties may infringe on our intellectual property rights and may thereby dilute our brand in the marketplace. Third parties could also bring additional intellectual property infringement suits against us from time to time to challenge our intellectual property rights. Any such infringement of our intellectual property rights by others, or claims by third parties against us, would likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. If we were to receive an adverse judgment in such a matter, we could suffer further dilution of our trademarks or service marks and other rights, which could harm our ability to compete as well as our business prospects, financial condition and results of operations.

Our products could cause unexpected side effects, illness, injury or death that could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation.

There is substantial governmental scrutiny of and public awareness regarding food safety. We believe that many customers hold us to a higher quality standard than other retailers. Unexpected side effects, illness, injury or death caused by our products could result in the discontinuance of sales of our products or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment in which case our creditors could levy against our assets. The real or perceived sale of contaminated or harmful products would cause negative publicity regarding our company, brand or products, including negative publicity in social media, which could in turn harm our reputation and net sales, which could have a material adverse effect on our business, financial condition and results of operations, or result in our insolvency.

Increase in the cost of raw materials could hurt our sales and profitability.

Many of the raw agricultural commodities used to make our private label products, including our bulk repackaged products, further increased globally during fiscal year 2013, and are generally subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, energy prices, price inflation and general economic conditions and other unpredictable factors. An increase in the demand for, or the price of, raw agricultural commodities could cause our vendors to seek price increases from us, or may cause the retail price we charge for certain products to increase, in turn decreasing our sales of such products. As a result, our profitability may be adversely impacted through reduced gross margins or a decline in the number and average size of customer transactions. The cost of construction materials we use to build and remodel our stores is also subject to significant price volatility based on market and economic conditions. Higher construction material prices would increase the capital expenditures needed to construct a new store or remodel an existing store and, as a result, could increase the rent payable by the Company under its leases.

Energy costs are a significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability.

We utilize natural gas, water, sewer and electricity in our stores and use gasoline and diesel in our trucks that deliver products to our stores. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply or an anticipation of any such events will increase the costs of operating our stores. Our shipping costs have also increased due to fuel and freight prices, and these costs may continue to increase. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase which would impact our profitability, financial condition and results of operations.

Increases in certain costs affecting our marketing, advertising and promotions may adversely impact our ability to advertise effectively and reduce our profitability.

Postal rate increases, and increasing paper and printing costs affect the cost of our promotional mailings. Previous changes in postal rates increased the cost of our Health Hotline® mailings and previous increases in paper and printing costs increased the cost of producing our Health Hotline newspaper inserts. In response to any future increase in mailing costs, we may consider reducing the number and size of certain promotional pieces. In addition, we rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not party to any long-term contracts for the supply of paper. We are also affected by increases in billboard costs and the cost of producing and broadcasting our television, radio and internet advertising pieces. Previous changes in broadcast rates resulted in an increase in the cost of our television commercials. In response to any future increase in broadcast costs, we may consider reducing the frequency, placement and length of certain promotional pieces. We are not party to any long-term contracts for broadcast time. Future increases in costs affecting our marketing, advertising and promotions could adversely impact our ability to advertise effectively and our profitability.

Our credit facility could limit our operational flexibility.

On December 12, 2013, we entered into an amended and restated credit facility.  Our amended credit facility allows us to borrow up to $25.0 million.  As of September 30, 2013, no borrowings were outstanding under our credit facility.  Our amended credit facility is secured by a lien on substantially all of our assets and contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to incur additional indebtedness, grant liens, engage in certain merger, consolidation or asset sale transactions, make certain investments, make loans, advances, guarantees or acquisitions, engage in certain transactions with affiliates or permit certain sale and leaseback transactions without lender consent. We are also required to maintain certain financial ratios under our amended credit agreement, including a consolidated leverage ratio and a consolidated fixed charge ratio. These covenants could restrict our operational flexibility, including our ability to open stores, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under our revolving credit facility and, in certain circumstances, may allow the lender thereunder to require repayment.

We may need to raise additional debt or equity capital.

We have depended primarily on cash flow from our operations, borrowings from our credit facility and a portion of the net proceeds from our IPO to fund our business and execute on our growth strategy. From time to time, we may be required to seek additional equity or debt financing in order to fund capital expenditures or to provide additional working capital for our business, or to fund the execution of our growth strategy. In addition, changes in economic conditions, or market conditions requiring a shift in our business model could result in our need for additional debt or equity financing. We cannot now predict the timing or amount of any such capital requirements. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all. If financing is not available to us on satisfactory terms, or at all, we may be unable to operate or expand our business or to successfully pursue our growth strategy, and our results of operations may suffer.  Pursuant to the NYSE Listed Company Manual, in order to rely on the “controlled company” corporate governance exemptions, the Isely family is, or entities controlled by the Isely family are, required to retain more than 50% of the total voting power of our common shares for the election of directors.  As long as we intend to remain a “controlled company,” these voting requirements will constrain our ability to issue additional shares of our common stock in the future.

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

Our future effective tax rates could be adversely affected by our earnings mix being lower than historical results in states where we have lower statutory rates and higher than historical results in states where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service, or the IRS, and other state and local taxing authorities. Our results could be materially impacted by the determinations and expenses related to proceedings by the IRS and other state and local taxing authorities.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

Our anticipated growth, and continuing reporting obligations as a public company, are placing a continuing and considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, so that our management can periodically certify the effectiveness of such controls. As an “emerging growth company,” we have opted to take advantage of certain exemptions contained in the JOBS Act, and as a result, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. We expect that we will remain an “emerging growth company” until the earliest of (a) the last day of our fiscal year following the fifth anniversary of our IPO on July 25, 2012, (b) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more, (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, or (d) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we have (1) an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (2) been required to file annual, quarterly and current reports under the Exchange Act for a period of at least 12 calendar months and (3) filed at least one annual report pursuant to the Exchange Act. As a result, we may qualify as an “emerging growth company” until as late as September 30, 2017. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price.

We are an “emerging growth company” and, although we do not now believe that investors have found our common stock less attractive since our IPO as a result, we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors in the future.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not “emerging growth companies.” For so long as we are an “emerging growth company,” we will, among other things:

•    not be required to comply with the auditor attestation requirements of section 404(b) of Sarbanes-Oxley;

•    not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;

•    not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;

•    be exempt from any rule adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplemental auditor discussion and analysis; and

•    be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Although we do not now believe that investors have found our common stock less attractive since our IPO because we rely on certain of these exemptions, we cannot predict if investors may in the future view our common stock less favorably as a result of our “emerging growth company” status.  If some investors in the future find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or Securities Act, for complying with new or revised accounting standards. An “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to “opt out” of such extended transition period, and as a result, we have and will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

Members of the Isely family and certain persons, entities and accounts subject to a stockholders agreement relating to voting and limitations on the sale of shares, own or control 57.6% of our common stock. Due to their holdings of common stock, members of the Isely family are able to continue to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, an amendment of our certificate of incorporation (except when a class vote is required by law), any merger or consolidation requiring common stockholder approval, and a sale of all or substantially all of the Company’s assets. Members of the Isely family have the ability to prevent change-in-control transactions as long as they maintain voting control of the Company. In addition, members of the Isely family and trusts controlled by them entered into a stockholders agreement by which they agreed to aggregate their voting power with regard to the election of directors.

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

A substantial number of shares of our common stock are eligible for sale, and their sale could adversely affect our stock price and could impair our ability to raise capital through the sale of equity securities.

If certain of our stockholders sell, or the market perceives that certain of our stockholders intend to sell, in the public market, substantial amounts of our common stock, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a time and price we deem appropriate. As of December 9, 2013 we had a total of 22,442,389 shares of common stock outstanding. Of those, the 8,214,285 shares of common stock issued in the IPO and the 226,341 shares that as of December 9, 2013 had been issued in connection with the vesting of restricted stock units issued under the 2012 Omnibus Incentive Plan, are registered and freely tradable without restriction under the Securities Act. The Company is aware that 34,947 shares have been sold, and 419,704 shares could be sold, in exempt transactions.  Up to approximately 13,547,112 additional shares of common stock could be sold, subject to compliance with the requirements of the Securities Act and the stockholders agreement among members of the Isely family and certain persons, entities and accounts. The market price of our common stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them. Also, in the future, we may issue shares of our common stock as a result of the vesting of up to 85,121 additional restricted stock units or in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of our common stock.

We do not anticipate paying dividends on our capital stock in the foreseeable future and capital appreciation may be your sole source of potential gain.

We anticipate that we will retain our future earnings, for the foreseeable future, in order to fund our growth strategy and for general corporate purposes. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors, (our board), and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board deems relevant. As a result, we can make no assurance that we will pay cash dividends to our stockholders in the future. Capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

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

•    authorizing our board to issue “blank check” preferred stock without stockholder approval;

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

We are a “controlled company” within the meaning of the NYSE Listed Company Manual, and, as a result, rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

The Isely family, or entities controlled by the Isely family, own more than 50% of the total voting power of our common shares for the election of directors, and therefore, we are considered a “controlled company” under the corporate governance standards set forth in the NYSE Listed Company Manual. As a “controlled company,” certain exemptions under NYSE standards free us from the obligation to comply with certain corporate governance requirements of the NYSE, including the requirements:

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

Our costs have increased significantly as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations.

Prior to our IPO in fiscal year 2012, we operated our business as a private company. As a public company, we have incurred and will further incur additional legal, accounting, compliance and other expenses that we did not incur as a private company. We are obligated to file with the SEC annual and quarterly reports and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, we have, and may in the future, become subject to other reporting and corporate governance requirements, including certain requirements of the NYSE, and certain provisions of Sarbanes-Oxley and the Dodd-Frank Wall Street Reform and Consumer Protection Act, (Dodd-Frank), which are imposing or will impose significant compliance obligations upon us.

Sarbanes-Oxley and Dodd-Frank, as well as rules subsequently implemented by the SEC and the NYSE, have imposed enhanced corporate governance and disclosure practices for public companies. Our efforts to comply with evolving laws, regulations and standards in this regard have resulted and are likely to continue to result in increased administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities. These changes have required and are likely to continue to require a significant commitment of additional capital and resources. We may not be successful in implementing these requirements, and implementing them could materially adversely affect our business, results of operations and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired. If we do not implement such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE. Any such action could harm our reputation and the confidence of investors and customers in our company and materially adversely affect our business and cause our share price to fall.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

As of September 30, 2013, we had 72 stores located in 13 states, as shown in the chart below:

State	Number of Stores
Arizona	3
Colorado	31
Idaho	1
Kansas	4
Missouri	1
Montana	4
Nebraska	3
New Mexico	4
Oklahoma	2
Oregon	4
Texas	12
Utah	1
Wyoming	2

In the fiscal years ended September 30, 2013 and 2012, we opened 13 and ten new stores, respectively. During fiscal year 2014, through the date of this report, we have opened three new stores in Tulsa, Oklahoma, Idaho Falls, Idaho and Wichita Falls, Texas. We have signed leases for an additional nine of the 15 new stores expected to open in fiscal year 2014.

Our home office is located in Lakewood, Colorado. We occupy our home office under a lease for approximately 35,000 square feet that expires in 2026; this facility is co-located with one of our stores.  Additionally, we have a bulk food repackaging facility and distribution center located in Golden, Colorado.

All of our stores and facilities are leased, with varying terms and renewal options. Lease terms typically range between ten and 20 years, with additional renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the current leases for our stores, none expire in fiscal year 2014, two expire in fiscal year 2015, five expire in fiscal year 2016, one expires in fiscal year 2017 and the remainder will expire between fiscal years 2018 and 2034. We expect that we will be able to renegotiate these leases or relocate these stores as necessary.

In addition to new store openings, we remodel or relocate stores periodically in order to improve performance. For fiscal year 2014, we plan to remodel two stores.

Item 3.  Legal Proceedings.

We periodically are involved in various legal proceedings that are incidental to the conduct of our business, including but not limited to employment discrimination claims, customer injury claims and investigations. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from our estimates. Although we cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the NYSE under the symbol “NGVC” since July 25, 2012, following the pricing of our IPO.  Prior to that date, there was no public market for our common stock.

Price Range of Our Common Stock

The following table shows the high and low sale prices per share of our common stock as quoted by the NYSE for the 2013 fiscal year periods and fourth quarter of fiscal year 2012 following the $15.00 pricing of our IPO on July 25, 2012:

Year ended September 30, 2013	High	Low
First Quarter (October 1, 2012 — December 31, 2012)	$25.00	$17.45
Second Quarter (January 1, 2013 — March 31, 2013)	23.45	17.47
Third Quarter (April 1, 2013 — June 30, 2013)	34.34	21.00
Fourth Quarter (July 1, 2013 — September 30, 2013)	42.86	29.24

Year ended September 30, 2012	High	Low
Fourth Quarter (from July 25, 2012 — September 30, 2012)	$23.30	$17.20

Holders of Record

As of September 30, 2013, there were 105 holders of record of our common stock, and the closing price of our common stock was $39.70.

Dividend Policy

We anticipate that we will retain our future earnings, for the foreseeable future, in order to fund our growth strategy and for general corporate purposes. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board and will depend upon many factors, including our financial condition, earnings, legal requirements, and restrictions in our debt agreements and other factors our board deems relevant. Additionally, the revolving credit facility to which we are a party under which JPMorgan Chase Bank, N.A., or the bank, serves as the lender and administrative agent prohibits the payment of cash dividends to Natural Grocers by Vitamin Cottage, Inc., the holding company, from Vitamin Cottage Natural Food Markets, Inc., the operating company, without the bank’s consent except when no default or event of default exists.  If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business.

Performance Graph

The graph below compares the cumulative return to shareholders of our common stock relative to the cumulative total returns of the NYSE Composite Index and the S&P Food Retail Index from July 25, 2012 to September 30, 2013, which is the amount of time our stock has been trading publicly following our IPO on July 25, 2012.  The graph tracks the performance of a $100 investment in our common stock and in each of the indexes from July 25, 2012 to September 30, 2013.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Use of Proceeds From Registered Securities

None.

Unregistered Sales of Equity Securities

None.

Item 6.  Selected Financial Data.

The following selected financial data presented below is derived from the Company’s consolidated financial statements and should be read in conjunction with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our historical results set forth below are not necessarily indicative of results to be expected for any future period.

	Year ended September 30,
	2013	2012	2011	2010	2009
Statements of Income Data (dollars in thousands):
Net sales	$430,655	336,385	264,544	226,910	206,080
Cost of goods sold and occupancy costs	304,922	237,328	187,162	159,797	145,937
Gross profit	125,733	99,057	77,382	67,113	60,143
Store expenses	89,935	72,157	57,610	47,162	41,992
Administrative expenses	13,479	12,733	10,397	9,631	8,619
Pre-opening and relocation expenses	3,231	2,173	1,964	1,293	1,236
Operating income	19,088	11,994	7,411	9,027	8,296
Other income (expense):
Interest expense	(2,166)	(568)	(669)	(967)	(1,146)
Other income (expense), net	9	6	35	3	(60)
Income before income taxes	16,931	11,432	6,777	8,063	7,090
Provision for income taxes	(6,379)	(3,955)	(2,167)	(2,466)	(2,039)
Net income	10,552	7,477	4,610	5,597	5,051
Net income attributable to noncontrolling interest	—	(828)	(1,106)	(1,189)	(1,513)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$10,552	6,649	3,504	4,408	3,538

	Year ended September 30,
	2013	2012	2011	2010	2009
Per Share Data:
Net income attributable to Natural Grocers by Vitamin Cottage, Inc. per common share
Basic	$0.47	0.30	0.16	0.20	0.16
Diluted	$0.47	0.30	0.16	0.20	0.16
Shares used in computation of net income attributable to Natural Grocers by Vitamin Cottage, Inc. per common share
Basic	22,399,346	22,372,184	22,372,184	22,372,184	22,372,184
Diluted	22,441,382	22,463,093	22,461,405	22,461,405	22,461,405
Pro Forma Statements of Income Data (Unaudited) (dollars in thousands)(1):
Income before income taxes	$16,931	11,432	6,777	8,063	7,090
Pro forma provision for income taxes	(6,379)	(4,264)	(2,589)	(2,892)	(2,592)
Pro forma net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$10,552	7,168	4,188	5,171	4,498
Pro Forma Per Share Data (Unaudited)(2):
Pro forma net income per common share
Basic	$0.47	0.32	0.19	0.23	0.20
Diluted	$0.47	0.32	0.19	0.23	0.20
Other Financial Data (Unaudited) (dollars in thousands):
EBITDA(3)	$32,593	21,949	15,137	14,540	12,442
EBITDA margin(4)	7.6%	6.5	5.7	6.4	6.0
Other Operating Data (Unaudited):
Number of stores at end of period	72	59	49	39	33
Change in comparable store sales(5)	10.8%	11.6	4.9	2.1	2.6
Change in daily average comparable store sales(5)	11.1%	11.3	4.9	2.1	2.9
Change in mature store sales(6)	6.1%	7.6	2.0	0.2	2.8
Change in daily average mature store sales(6)	6.4	7.3	2.0	0.2	3.1
Gross square footage at end of period(7)	1,097,708	801,914	619,172	472,393	401,919
Selling square footage at end of period(7)	728,609	572,132	459,435	360,764	309,792
Average comparable store size (gross square feet)(8)	13,900	12,816	12,239	12,328	12,189
Average comparable store size (selling square feet)(8)	9,872	9,458	9,284	9,483	9,640
Comparable store sales per selling square foot during period(9)	$729	734	720	730	773

	As of September 30,
	2013	2012	2011	2010	2009
Selected Balance Sheet Data (dollars in thousands):
Cash and cash equivalents	$8,132	17,291	378	446	2,140
Total assets	159,903	125,662	78,915	60,272	48,565
Total debt(10)	19,822	5,808	28,442	23,748	20,410
Total stockholders’ equity	84,533	72,949	15,927	12,307	7,791

(1)              In connection with our IPO in the fourth quarter of fiscal year 2012, we purchased the 45% noncontrolling interest in BVC not previously owned by us.  Prior to the purchase of the noncontrolling interest, we held a controlling 55% interest in BVC for all periods presented.  As such, our consolidated statements of income include the revenues and expenses of BVC for the fiscal years ended September 30, 2012, 2011, 2010 and 2009 as required by generally accepted accounting principles in the United States of America (GAAP). We previously reported the 45% of BVC’s net income as net income attributable to noncontrolling interest in our consolidated statements of income for the periods in which we did not own 100% of BVC. The pro forma financial data presented above illustrates what our net income would have been had we owned 100% of BVC for the fiscal years ended September 30, 2012, 2011, 2010 and 2009.  Our effective tax rate increased as a result of the BVC acquisition, as the income attributable to the noncontrolling interest was nontaxable income prior to the acquisition, but is included in our taxable income after the acquisition. The following table reconciles our effective tax rate to our pro forma effective tax rate had we owned 100% of BVC for the fiscal years ended September 30, 2012, 2011, 2010 and 2009:

	Year ended September 30,
	2013	2012	2011	2010	2009

Statutory tax rate	34.0%	34.0	34.0	34.0	34.0
Nontaxable net income attributable to noncontrolling interest	—	(2.7)	(6.2)	(5.3)	(7.7)
State income taxes, net of federal income tax expense	3.3	3.0	3.4	2.5	3.1
Other, net	0.4	0.3	0.8	(0.6)	(0.6)
Effective tax rate	37.7	34.6	32.0	30.6	28.8
Pro forma adjustment to exclude nontaxable net income attributable to noncontrolling interest	—	2.7	6.2	5.3	7.7
Pro forma effective tax rate	37.7%	37.3	38.2	35.9	36.5

Effective October 31, 2012, BVC merged with and into our operating company and ceased to exist.

(2)              Pro forma per share data is calculated using pro forma net income had we owned 100% of BVC for the fiscal years ended September 30, 2012, 2011, 2010 and 2009, as discussed above, divided by basic and diluted weighted average shares outstanding for those fiscal periods.

(3)              Earnings before interest, taxes, depreciation and amortization, or EBITDA, is not a measure of financial performance under GAAP. We define EBITDA as net income attributable to Natural Grocers by Vitamin Cottage, Inc. before interest expense, provision for income tax, depreciation and amortization, and for the fiscal years ended September 30, 2012, 2011, 2010 and 2009, net income attributable to the noncontrolling interest. We believe EBITDA provides additional information about (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a measure in our debt covenants under the credit facility, and our incentive compensation plans base incentive compensation payments on our EBITDA performance.

Furthermore, management believes some investors use EBITDA as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. By providing this non-GAAP financial measure, together with a reconciliation from net income attributable to Natural Grocers by Vitamin Cottage, Inc., we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Our competitors may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

•    EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•    EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•    EBITDA does not reflect any impact for straight-line rent expense for leases classified as capital and financing lease obligations;

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

Due to these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA as supplemental information. We further believe that our presentation of this non-GAAP financial measurement provides information that is useful to analysts and investors because it is an important indicator of the strength of our operations and the performance of our business.

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA, dollars in thousands:

	Year ended September 30,
	2013	2012	2011	2010	2009
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$10,552	6,649	3,504	4,408	3,538
Net income attributable to noncontrolling interest	—	828	1,106	1,189	1,513
Net income	10,552	7,477	4,610	5,597	5,051
Interest expense	2,166	568	669	967	1,146
Provision for income taxes	6,379	3,955	2,167	2,466	2,039
Depreciation and amortization	13,496	9,949	7,691	5,510	4,206
EBITDA	$32,593	21,949	15,137	14,540	12,442

(4)              EBITDA margin is defined as the ratio of EBITDA to net sales. We present EBITDA margin because it is used by management as a performance measurement of EBITDA generated from net sales. See footnote (3) above for a discussion of EBITDA as a non-GAAP financial measure and a reconciliation of net income to EBITDA.

(5)              When calculating change in comparable store sales, we begin to include sales from a store in our comparable store base on the first day of the thirteenth full month following the store’s opening. We monitor the percentage change in comparable store sales by comparing sales from all stores in our comparable store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales.  When calculating daily average comparable store sales, we include the comparable store sales divided by the number of selling days in each period.  We use this metric to remove the effect of differences in the number of selling days we are open during the comparable periods.

(6)              When calculating change in mature store sales, we begin to include sales from a store in our mature store base after the store has been open for any part of five fiscal years (for example, our mature stores for fiscal year 2013 are stores that opened during or before fiscal year 2008). We monitor the percentage change in mature store sales by comparing sales from all stores in our mature store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year. When a store that is included in mature store sales is remodeled or relocated, we continue to consider sales from that store to be mature store sales.  When calculating daily average mature store sales, we include the mature store sales divided by the number of selling days in each period.  We use this metric to remove the effect of differences in the number of selling days we are open during the comparable periods.

(7)              Gross square footage and selling square footage at the end of the period include the square footage for all stores that were open as of the end of the period presented.

(8)              Average comparable store size for gross square feet and selling square feet are calculated using the average store size for all stores that were in the comparable store base as of the end of the period presented.

(9)              Comparable store sales per selling square foot is calculated using comparable store sales for the period divided by the weighted average selling square feet per store based on the amount of time the store was included in the comparable store base during the period.

(10)       Total debt includes capital and financing lease obligations, notes payable to related parties, the outstanding principal balance of our term loan and outstanding borrowings on our revolving credit facility.  As of September 30, 2012, the term loan was fully repaid.  As of September 30, 2013, the notes payable to related parties was fully repaid.  As of both September 30, 2013 and September 30, 2102, no amounts were outstanding under our revolving credit facility.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and notes thereto and “Selected Financial Data,” which are included elsewhere in this report on Form 10-K. This discussion and analysis contains forward-looking statements.  Refer to “Forward-Looking Statements” at the beginning of this report on Form 10-K for an explanation of these types of statements.  All references to a “fiscal year” refer to a year beginning on October 1 of the previous year, and ending on September 30 of such year (for example “fiscal year 2013” refers to the year from October 1, 2012 to September 30, 2013). Summarized numbers included in this section, and corresponding percentage or basis point changes may not sum due to the effects of rounding.

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado, and as of September 30, 2013, we operated 72 stores in 13 states, including Colorado, Arizona, Idaho, Kansas, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Oregon, Texas, Utah and Wyoming, as well as a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from 5,000 to 16,000 selling square feet.  For the year ended September 30, 2013, our new stores averaged approximately 11,500 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition has enabled us to continue to open new stores and enter new markets. In fiscal year 2013, we opened 13 new stores, in each of fiscal years 2012 and 2011, we opened ten new stores, and in each of fiscal years 2010 and 2009, we opened six new stores. We currently plan to open 15 new stores in fiscal year 2014, three of which we opened in Oklahoma, Idaho and Texas between September 30, 2013 and the date of the filing of this report on Form 10-K.  As of the date of this report, we have signed leases for an additional nine new store locations expected to open in fiscal year 2014 in Colorado, Idaho, Kansas, New Mexico, Oregon, Utah and Washington.

Performance Highlights

Key highlights of our recent performance are discussed briefly below and are discussed in further detail throughout this MD&A.  Key financial metrics, including, but not limited to, comparable store sales, daily average comparable store sales, mature store sales and daily average mature store sales are defined under the caption “Key Financial Metrics in Our Business,” presented later in this MD&A.

•    Net sales.  Net sales were $430.7 million for the year ended September 30, 2013, which is a $94.3 million, or 28.0%, increase compared to net sales of $336.4 million for the year ended September 30, 2012. Net sales increased at a compound annual growth rate of 27.6% from fiscal year 2011 to fiscal year 2013.

•    Comparable store sales.  Comparable store sales for the year ended September 30, 2013 increased 10.8% over the year ended September 30, 2012. As of September 30, 2013, we have had over 45 consecutive quarters of positive comparable store sales growth.

•    Daily average comparable store sales.  Daily average comparable store sales for the year ended September 30, 2013 increased 11.1% over the year ended September 30, 2012.

•    Mature store sales.  Mature store sales for the year ended September 30, 2013 increased 6.1% over the year ended September 30, 2012.  For fiscal year 2013, mature stores include all stores open during or before fiscal year 2008.

•    Daily average mature store sales.  Daily average mature store sales for the year ended September 30, 2013 increased 6.4% over the year ended September 30, 2012.

•    Net income.  Net income was $10.6 million for the year ended September 30, 2013 which increased $3.1 million, or 41.1%, when compared to net income of $7.5 million for the year ended September 30, 2012.

•    Net income attributable to Natural Grocers by Vitamin Cottage, Inc.  Net income attributable to Natural Grocers by Vitamin Cottage, Inc. was $10.6 million for the year ended September 30, 2013, an increase of $3.9 million, or 58.7%, when compared to net income attributable to Natural Grocers by Vitamin Cottage, Inc. of $6.6 million for the year ended September 30, 2012.

•    EBITDA.  EBITDA was $32.6 million in the year ended September 30, 2013, which increased $10.6 million, or 48.5%, from $21.9 million in the year ended September 30, 2012.  EBITDA is not a measure of financial performance under GAAP. Refer to the “Selected Financial Data” section of this report on Form 10-K for a definition of EBITDA and a reconciliation of net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA.

•    Liquidity.  As of September 30, 2013, cash and cash equivalents was $8.1 million, restricted cash was $0.5 million, available-for-sale securities was $1.1 million, and there was $15.0 million available under our $15.0 million revolving credit facility.

•    New store growth.  We have opened 45 new stores since the beginning of fiscal year 2009, ending with 72 stores as of September 30, 2013. We opened 13, ten and ten new stores in the years ended September 30, 2013, 2012 and 2011, respectively.  New store compound annual growth rate was 21.2% from fiscal year 2011 to fiscal year 2013.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

•    Opportunities in the growing natural and organic grocery and dietary supplements industry.  Our industry, which includes organic and natural foods and dietary supplements, continues to experience growth driven primarily by increased public interest in health and nutrition. Capitalizing on this opportunity, we continued to open new stores, including 13 new stores during the year ended September 30, 2013, and expanded into new geographies, including Oregon.  As we open new stores, our results of operations have been and may continue to be materially adversely affected based on the timing and number of new stores we open, their initial sales and new lease costs.  The length of time it takes for a new store to become profitable can vary depending on a number of factors including location, competition, a new market versus an existing market, the strength of store management, general economic conditions, and the amount of time it takes for the store to become “mature”.  New stores generally have lower sales compared to stores that have been open for longer than five years.  Once a new store is open, it typically grows at a faster rate than mature stores for several years after its opening date. Mature stores are stores that have been open for any part of five fiscal years or longer.

In addition, as we expand across the U.S. and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets.  This strategy has resulted in higher lease costs in the year ended September 30, 2013 and we anticipate these increased costs continuing into the foreseeable future.  Our financial results for the year ended September 30, 2013 reflect the effects of these factors, and we anticipate future periods will be impacted likewise.

•    Impact of broader economic trends.  The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, economic conditions, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. During the year ended September 30, 2013, consumer confidence and consumer spending continued to increase, and these positive economic trends were reflected in our results of operations during the year ended September 30, 2013.  In the twelve months ended September 30, 2013, 2012 and 2011 our comparable store sales grew 10.8%, 11.6% and 4.9%, respectively.

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

We plan for the foreseeable future to continue opening new stores and entering new markets at or above recent levels of growth. During the past few years, we have successfully expanded our infrastructure to enable us to support our continued growth. This has included successfully implementing our ERP system, hiring key personnel and developing efficient, effective new store opening construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center in September of fiscal year 2012.  We plan to implement a HRIS in fiscal year 2014 which we believe will allow us to more efficiently and effectively onboard and train our employees at all locations.

We believe there are attractive opportunities for us to continue to expand our store base and focus on increasing comparable store sales. As we continue to expand our store base, we believe there are opportunities for increased leverage in fixed costs, such as administrative expenses, as well as increased economies of scale in sourcing products.  However, due to our commitment to providing high-quality products at affordable prices, such sourcing economies may not be reflected in our gross margin in the near term. Additionally, higher fixed costs of our bulk food repackaging facility and distribution center resulting from the September 2012 relocation and expansion may not be offset by retail price changes or volume increases in the near term.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section “Risk Factors” contained elsewhere in this report on Form 10-K.

Key Financial Metrics in Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key measures are as follows:

Net sales

Our net sales are comprised of gross sales net of discounts, in-house coupons, returns and allowances. In comparing net sales between periods we monitor the following:

•    Change in comparable store sales.  We begin to include sales from a store in comparable store sales on the first day of the thirteenth full month following the store’s opening. We monitor the percentage change in comparable store sales by comparing sales from all stores in our comparable store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. Our comparable store sales data may not be presented on the same basis as our competitors. We use the term “new stores” to refer to stores that have been open for less than thirteen months.

•    Change in daily average comparable store sales.  Daily average comparable store sales are comparable store sales divided by the number of selling days in each period. We use this metric to remove the effect of differences in the number of selling days we are open during the comparable periods. The year ended September 30, 2013 had one less selling day than the year ended September 30, 2012 due to the occurrence of leap year in the year ended September 30, 2012.

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

•    Change in daily average mature store sales.  Daily average mature store sales are mature store sales divided by the number of selling days in each period. We use this metric to remove the effect of differences in the number of selling days during the comparable periods. The year ended September 30, 2013 had one less selling day than the year ended September 30, 2012 due to the occurrence of leap year in the year ended September 30, 2012.

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink and store occupancy costs. Store occupancy costs include rent, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility.  The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors, and as a result, our cost of goods sold and occupancy costs data included in this report on Form 10-K may not be identical to those of our competitors, and may not be comparable to similar data made available by our competitors.  Occupancy costs as a percentage of sales typically decrease as new stores mature and increase sales. We do not record straight-line rent expense in cost of goods sold and occupancy costs for the leases classified as capital and financing lease obligations, but rather rent payments are recognized as a reduction of the related obligations and as interest expense. Additionally, depreciation expense related to the capitalized asset is recorded in store expenses.

Gross profit and gross margin

Gross profit is equal to our net sales less our cost of goods sold and occupancy costs. Gross margin is gross profit as a percentage of sales. Gross margin is impacted by changes in retail prices, product costs, occupancy costs, and the mix of products sold, as well as the rate at which we open new stores.

Store expenses

Store expenses consist of store level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores including depreciation on capitalized real estate leases, land improvements, leasehold improvements, fixtures and equipment and computer hardware and software.  Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations. The majority of store expenses are comprised of salary related expenses which we closely manage and which trend closely with sales. Labor related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores require a certain level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor related expenses as a percentage of sales typically decrease.

Administrative expenses

Administrative expenses consist of home office related expenses, such as salary and benefits, share-based compensation, office supplies, hardware and software expenses, depreciation and amortization expense, occupancy costs (including rent, common area maintenance, real estate taxes and utilities), professional services expenses, expenses associated with our board and other general and administrative expenses. Depreciation expense included in administrative expenses relates to depreciation for assets directly used at the home office including depreciation on land improvements, leasehold improvements, fixtures and equipment and computer hardware and software.  We expect that our administrative expenses will continue to increase in future periods due to additional legal, accounting, insurance, share-based compensation and other expenses we have incurred and will continue to incur as a result of being a public company.

Pre-opening and relocation expenses

Pre-opening and relocation expenses may include rent expense, salaries, advertising, supplies and other miscellaneous costs incurred prior to the store opening. Rent expense is generally incurred from one to four months prior to a store’s opening date for store leases classified as operating. For store leases classified as capital or financing leases, no pre-opening rent expense is recognized. Other pre-opening and relocation expenses are generally incurred in the 60 days prior to the store opening. Certain advertising and promotional costs associated with opening a new store may be incurred both before and after the store opens. All pre-opening and relocation costs are expensed as incurred.

Operating income

Operating income consists of gross profit less store expenses, administrative expenses and pre-opening and relocation expenses. Operating income can be impacted by a number of factors, including the timing of new store openings and store relocations,  whether or not a store lease is classified as an operating or a capital or financing lease, as well as increases in store expenses and administrative expenses. The amount of time it takes for new stores to become profitable can vary depending on a number of factors, including location, competition, a new market versus an existing market, the strength of store management, general economic conditions and the amount of time it takes a new store to become mature.

Interest expense

Interest expense consists of the interest associated with capital and financing lease obligations.  Interest expense also includes interest we pay on our outstanding indebtedness, which includes our revolving credit facility and related party notes payable.  As of September 30, 2012, the term loan was fully repaid.  As of September 30, 2013, the notes payable to related parties was fully repaid.  As of both September 30, 2013 and September 30, 2102, no amounts were outstanding under our revolving credit facility.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Year ended September 30,
	2013	2012	2011

Statements of Income Data:*
Net sales	100.0%	100.0	100.0
Cost of goods sold and occupancy costs	70.8	70.6	70.7
Gross profit	29.2	29.4	29.3
Store expenses	20.9	21.5	21.8
Administrative expenses	3.1	3.8	3.9
Pre-opening and relocation expenses	0.8	0.6	0.7
Operating income	4.4	3.6	2.9
Interest expense	(0.5)	(0.2)	(0.3)
Income before income taxes	3.9	3.4	2.6
Provision for income taxes	(1.5)	(1.2)	(0.9)
Net income	2.5	2.2	1.7
Net income attributable to noncontrolling interest	—	(0.2)	(0.4)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	2.5%	2.0	1.3

*Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	72	59	49
Store unit count increase period over period	22.0%	20.4	25.6
Change in comparable store sales	10.8%	11.6	4.9
Change in daily average comparable store sales	11.1%	11.3	4.9
Change in mature store sales	6.1%	7.6	2.0
Change in daily average mature store sales	6.4%	7.3	2.0

Year ended September 30, 2013 compared to the year ended September 30, 2012

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Increase (Decrease)
	2013	2012	Dollars	Percent
Statements of Income Data:
Net sales	$430,655	336,385	94,270	28.0%
Cost of goods sold and occupancy costs	304,922	237,328	67,594	28.5
Gross profit	125,733	99,057	26,676	26.9
Store expenses	89,935	72,157	17,778	24.6
Administrative expenses	13,479	12,733	746	5.9
Pre-opening and relocation expenses	3,231	2,173	1,058	48.7
Operating income	19,088	11,994	7,094	59.1

Other income (expense):
Dividends and interest income	9	6	3	50.0
Interest expense	(2,166)	(568)	(1,598)	281.3
Income before income taxes	16,931	11,432	5,499	48.1
Provision for income taxes	(6,379)	(3,955)	(2,424)	61.3
Net income	10,552	7,477	3,075	41.1
Net income attributable to noncontrolling interest	—	(828)	828	(100.0)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$10,552	6,649	3,903	58.7%

Net sales

Net sales increased $94.3 million, or 28.0%, to $430.7 million for the year ended September 30, 2013 compared to $336.4 million for the year ended September 30, 2012 primarily due to a $58.2 million increase in new store sales and a $36.1 million, or 10.8%, increase in comparable store sales. Daily average comparable store sales increased 11.1% for the year ended September 30, 2013 as compared to the year ended September 30, 2012. The daily average comparable store sales increase was primarily driven by a 5.9% increase in daily average transaction count and a 4.9% increase in average transaction size.  Comparable store average transaction size was $35.96 in the year ended September 30, 2013 compared to $34.88 in the year ended September 30, 2012.

Gross profit

Gross profit increased $26.7 million, or 26.9%, to $125.7 million for the year ended September 30, 2013 compared to $99.1 million for the year ended September 30, 2012 primarily driven by positive comparable store sales and new store growth.  Gross margin decreased to 29.2% for the year ended September 30, 2013 from 29.4% for the year ended September 30, 2012 due to a shift in sales mix toward products with lower margins, partially offset by purchasing improvements.  Additionally, there was a decrease in product margin for bulk products due to increased production costs as a result of the relocation to a larger bulk food repackaging and distribution center in September 2012.  Occupancy costs as a percentage of sales for the year ended September 30, 2013 remained flat as compared to the year ended September 30, 2012.  For the year ended September 30, 2013, the Company had nine leases for stores which were classified as capital and financing lease obligations, one of which was under construction as of September 30, 2013 and opened in the first quarter of fiscal year 2014.  For the year ended September 30, 2012, the Company had four leases for stores which were classified as capital and financing lease obligations, two of which were opened in the fourth quarter of fiscal year 2012 and two of which were under construction as of September 30, 2012 and opened in the first quarter of fiscal year 2013.  If these leases had qualified as operating leases, the straight-line expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the year ended September 30, 2013 would have been approximately 55 basis points higher than as reported.

Store expenses

Store expenses increased $17.8 million, or 24.6%, to $89.9 million in the year ended September 30, 2013 from $72.2 million in the year ended September 30, 2012. Store expenses as a percentage of sales were 20.9% and 21.5% for the years ended September 30, 2013 and 2012, respectively. The decrease in store expenses as a percentage of sales was primarily due to a decrease in salary related expenses as a percentage of sales, due to leverage from the increase in sales, as the increased salary related expenses required to support the sales growth was less than the increase in sales.  Advertising and other expense as a percentage of sales decreased in fiscal year 2013 as compared to fiscal year 2012 due to leverage from the increase in sales, partially offset by an increase in depreciation expense as a percentage of sales.

Administrative expenses

Administrative expenses increased $0.7 million, or 5.9%, to $13.5 million for the year ended September 30, 2013 compared to the year ended September 30, 2012, primarily due to the increased costs as a result of being a public company for a full year in fiscal year 2013, including $0.1 million of share-based compensation expense for shares issued to members of our Board of Directors, and the addition of general and administrative positions to support our store growth.  Additionally, administrative expenses include $0.3 million and $1.4 million in share-based and IPO incentive compensation expense in the years ended September 30, 2013 and 2012, respectively, associated with awards granted in fiscal year 2012 related to our IPO and the portion of subsequent awards to certain employees who are not named executive officers that were issued in the fourth quarter of fiscal year 2013.  Administrative expenses as a percentage of sales were 3.1% and 3.8% for the years ended September 30, 2013 and 2012, respectively.  Excluding share-based and IPO incentive compensation expenses noted above, exclusive of the share-based compensation expense for shares issued to members of our Board of Directors, administrative expenses as a percentage of sales were 3.1% and 3.4% for the years ended September 30, 2013 and 2012, respectively.  The decrease in administrative expenses as a percentage of sales was a result of our ability to support additional store investments and sales without proportionate investments in overhead.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $1.1 million, or 48.7%, in the year ended September 30, 2013 to $3.2 million compared to the prior year due to the increased number of new store openings in fiscal year 2013, as well as the timing of new store openings and increased per-store expenses, due to the Company entering into more expensive leases.  Pre-opening and relocation expenses as a percentage of sales were 0.8% and 0.6% for the years ended September 30, 2013 and 2012, respectively. The numbers of stores opened, relocated and remodeled were as follows for the periods presented:

	Year ended September 30,
	2013	2012
New stores	13	10
Relocated stores	1	1
Remodeled stores	2	—
	16	11

Interest expense

Interest expense increased $1.6 million, or 281.3%, in the year ended September 30, 2013 compared to the year ended September 30, 2012 primarily due to a $2.1 million increase in interest expense related to capital and financing lease obligations, partially offset by a $0.5 million decrease in interest expense due to the payoff of all outstanding amounts under the term loan and revolving credit facility in July 2012 in conjunction with our IPO.  If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales in the year ended September 30, 2013 would have been approximately 50 basis points lower than as reported.

Income taxes

Our effective income tax rate for the years ended September 30, 2013 and 2012 was 37.7% and 34.6%, respectively. The increase in our effective income tax rate was due in part to changes in the blended state tax rates. In addition, due to the purchase of BVC at the time of the IPO in fiscal year 2012, the Company no longer has net income attributable to noncontrolling interest.  Excluding the impact of BVC for fiscal year 2012, our tax rate for the year ended September 30, 2013 remained relatively consistent with the year ended September 30, 2012. We expect our effective tax rate to increase in the future due to anticipated increases in taxable net income, due in part to the impact of reversing past deductions for bonus depreciation.

Additionally, we anticipate that during the first quarter of fiscal year 2014, the Company will experience benefits from the American Taxpayer Relief Act of 2012, which extended the 50% bonus depreciation on qualifying assets and the special 15 year life for qualified leasehold property and qualified retail improvement property for property acquired from January 1, 2013 through December 31, 2013.  We expect that the Company will also benefit by the extension of the Work Opportunity Tax Credit through December 31, 2013.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest decreased $0.8 million to zero for the year ended September 30, 2013 as compared to the year ended September 30, 2012, due to the purchase of the remaining noncontrolling interest in BVC in July 2012.  As a result of the purchase, we acquired 100% of the equity interest in BVC.  Effective October 31, 2012, BVC merged with and into our operating company and ceased to exist.

Net income attributable to Natural Grocers by Vitamin Cottage, Inc.

Net income attributable to Natural Grocers by Vitamin Cottage, Inc. increased 58.7% to $10.6 million, or $0.47 per diluted earnings per share, in the year ended September 30, 2013 from $6.6 million, or $0.30 per diluted earnings per share, in the year ended September 30, 2012.

In connection with our IPO in the fourth quarter of fiscal year 2012, we purchased the 45% noncontrolling interest in BVC not previously owned by us.  Prior to the purchase of the noncontrolling interest, we held a controlling 55% interest in BVC.  As such, our consolidated statements of income for the years ended September 30, 2012 and 2011 include the revenues and expenses of BVC as required by GAAP, with 45% of BVC’s net income reported as net income attributable to noncontrolling interest in our consolidated statements of income for the years ended September 30, 2012 and 2011.

The pro forma net income presented below illustrates what our net income would have been had we owned 100% of BVC for the full year ended September 30, 2012.  On a comparative basis, pro forma net income increased 47.2% to $10.6 million or $0.47 per diluted earnings per share for the year ended September 30, 2013 as compared to pro forma net income of $7.2 million, or $0.32 per diluted earnings per share for the year ended September 30, 2012.  Our effective tax rate increased as a result of the BVC acquisition, as the income attributable to the noncontrolling interest was nontaxable income prior to the acquisition, but is included in our taxable income after the acquisition.

Adjusted pro forma net income reflects pro forma net income and further excludes the after tax impact of share-based and incentive compensation expenses related to the July 25, 2012 IPO and subsequent awards to certain employees who are not named executive officers in the fourth quarter of fiscal year 2013. On a comparative basis, adjusted pro forma net income increased 35.0% to $10.9 million, or $0.48 per diluted earnings per share for the year ended September 30, 2013 as compared to adjusted pro forma net income of $8.0 million, or $0.36 per diluted earnings per share for the year ended September 30, 2012.

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to pro forma net income and adjusted pro forma net income, dollars in thousands, except per share data:

	Year ended September 30,
	2013	2012

Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$10,552	6,649
Net income attributable to noncontrolling interest	—	828
Net income	10,552	7,477
Provision for income taxes	6,379	3,955
Income before income taxes	16,931	11,432
Pro forma provision for income taxes	(6,379)	(4,264)
Pro forma net income	$10,552	7,168
Share-based compensation (excluding Board of Directors share-based compensation) of $489 and $1,106, net of income taxes of $184 and $412, respectively	305	694
IPO incentive compensation of $0 and $286, net of income taxes of $0 and $107, respectively	—	179
Adjusted pro forma net income	$10,857	8,041

Per Share Data:
Adjusted pro forma net income per common share
Basic	$0.48	0.36
Diluted	$0.48	0.36

Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure of pro forma net income, together with a reconciliation from net income attributable to Natural Grocers by Vitamin Cottage, Inc., as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period, and we believe this non-GAAP measure provides investors with comparable data period over period to illustrate pro forma results had we owned 100% of BVC for all periods presented, excluding the after tax impact of share-based compensation expense for our Chief Financial Officer and certain employees who are not named executive officers. Our competitors may define this non-GAAP financial measure differently, and as a result, our measure of pro forma net income may not be directly comparable to those of other companies. Items excluded from pro forma net income are significant components in understanding and assessing financial performance. This non-GAAP measure is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. This non-GAAP financial measure has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. We further believe that our presentation of this non-GAAP financial measurement provides information that is useful to analysts and investors because they are important indicators of the strength of our operations and the performance of our business.

EBITDA

EBITDA increased 48.5% to $32.6 million in the year ended September 30, 2013 compared to $21.9 million in the year ended September 30, 2012.  EBITDA as a percent of sales was 7.6% and 6.5% for the year ended September 30, 2013 and 2012, respectively.  Adjusted EBITDA (which excludes $0.5 million and $1.4 million for fiscal year 2013 and 2012, respectively, of share-based and IPO incentive compensation expenses) increased 41.7% to $33.1 million for the year ended September 30, 2013 as compared to $23.3 million for the year ended September 30, 2012.  The stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 60 basis points for the year ended September 30, 2013, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening date if these leases had been accounted for as operating leases.

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA and to Adjusted EBITDA, dollars in thousands:

	Year ended September 30,
	2013	2012

Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$10,552	6,649
Net income attributable to noncontrolling interest	—	828
Net income	10,552	7,477
Interest expense	2,166	568
Provision for income taxes	6,379	3,955
Depreciation and amortization	13,496	9,949
EBITDA	32,593	21,949
Share-based compensation (excluding Board of Directors share-based compensation)	489	1,106
IPO incentive compensation	—	286
Adjusted EBITDA	$33,082	23,341

For a discussion of our use of the non-GAAP financial measure EBITDA, please refer to the “Selected Financial Data” section of this report on Form 10-K.  For a discussion of our use of the non-GAAP financial measure Adjusted EBITDA, please refer to the paragraph immediately preceding “Liquidity and Capital Resources” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report on Form 10-K.

Year ended September 30, 2012 compared to the year ended September 30, 2011

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Increase (Decrease)
	2012	2011	Dollars	Percent
Statements of Income Data:
Net sales	$336,385	264,544	71,841	27.2%
Cost of goods sold and occupancy costs	237,328	187,162	50,166	26.8
Gross profit	99,057	77,382	21,675	28.0
Store expenses	72,157	57,610	14,547	25.3
Administrative expenses	12,733	10,397	2,336	22.5
Pre-opening and relocation expenses	2,173	1,964	209	10.6
Operating income	11,994	7,411	4,583	61.8
Other income (expense):
Dividends and interest income	6	10	(4)	(40.0)
Interest expense	(568)	(669)	101	(15.1)
Other income, net	—	25	(25)	n/a
Income before income taxes	11,432	6,777	4,655	68.7
Provision for income taxes	(3,955)	(2,167)	(1,788)	82.5
Net income	7,477	4,610	2,867	62.2
Net income attributable to noncontrolling interest	(828)	(1,106)	278	(25.1)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$6,649	3,504	3,145	89.8%

Other Operating Data:
Number of stores at end of period	59	49
Store unit count increase period over period	20.4%	25.6
Change in comparable store sales	11.6%	4.9

Net sales

Net sales increased $71.8 million, or 27.2%, to $336.4 million for the year ended September 30, 2012 compared to $264.5 million for the year ended September 30, 2011 due to a $41.3 million increase in new store sales and a $30.5 million, or 11.6%, increase in comparable store sales. Daily average comparable store sales increased 11.3% for the year ended September 30, 2012 as compared to the year ended September 30, 2011.  The increase in comparable store sales was due to a 7.0% increase in transaction count and a 4.3% increase in average transaction size at comparable stores.  Comparable store average transaction size increased to $34.88 in the year ended September 30, 2012 from $33.43 in the year ended September 30, 2011.

Gross profit

Gross profit totaled $99.1 million for the year ended September 30, 2012 compared to $77.4 million for the year ended September 30, 2011. Cost of goods sold and occupancy costs increased $50.2 million, or 26.8%, to $237.3 million for the year ended September 30, 2012 compared to $187.2 million for the year ended September 30, 2011 primarily due to an increase in cost of goods sold and occupancy costs from new stores. Gross margin increased to 29.4% for the year ended September 30, 2012 from 29.3% for the year ended September 30, 2011. Product margin remained relatively flat year over year with the increase in gross margin being driven by a decrease in occupancy costs as a percentage of sales. The decrease in occupancy costs as a percentage of sales was driven by leverage at comparable stores as a result of increased comparable store sales compared with fixed occupancy costs.

Store expenses

Store expenses increased $14.5 million, or 25.3%, to $72.2 million in the year ended September 30, 2012 from $57.6 million in the year ended September 30, 2011. Store expenses as a percentage of sales were 21.5% and 21.8% for the years ended September 30, 2012 and 2011, respectively. The decrease in store expenses as a percentage of sales was primarily due to a decrease in salary related expenses as a percentage of sales, and to a lesser extent, a decrease in advertising expense, offset by an increase in depreciation expense as a percentage of sales at new stores. Store labor related expenses as a percentage of sales decreased 30 basis points for the year ended September 30, 2012 compared to the prior year, due to leverage from the increase in comparable store sales, as the increased salary related expenses required to support the sales growth was less than the increase in sales.  Direct store advertising expense as a percentage of sales decreased as a result of decreased production costs as we began producing our Health Hotline newsletter and sales flyer in-house in fiscal year 2012.  This decrease in production costs was offset by an increase in the volume of newspaper advertising as a result of entering new markets.  Additionally, in fiscal year 2012, store expenses included $0.3 million in loss on disposal of fixed assets primarily associated with the relocation of one store.

Administrative expenses

Administrative expenses increased $2.3 million, or 22.5%, to $12.7 million for the year ended September 30, 2012 compared to the year ended September 30, 2011, primarily due to a $1.1 million share-based incentive compensation expense and a $0.3 million cash incentive compensation expense including payroll taxes, both associated with our IPO, as well as an increase in general and administrative positions in fiscal year 2012 to support our store growth.  Administrative expenses as a percentage of sales were 3.8% and 3.9% for the years ended September 30, 2012 and 2011, respectively. Excluding the $1.4 million in share-based and IPO incentive compensation expenses associated with our IPO, administrative expenses as a percentage of sales were 3.4% and 3.9% for the years ended September 30, 2012 and 2011, respectively.  The decrease in administrative expenses as a percentage of sales was a result of our ability to support additional store investments and sales without proportionate investments in additional overhead.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.2 million, or 10.6%, in the year ended September 30, 2012 compared to the prior year due to the timing of new store openings and number of store relocations period over period. Additionally, we moved our bulk food repackaging and distribution center in fiscal year 2012.  Pre-opening and relocation expenses as a percentage of sales were 0.6% and 0.7% for the years ended September 30, 2012 and 2011, respectively. The numbers of stores opened, relocated and remodeled were as follows for the periods presented:

	Year ended September 30,
	2012	2011
New stores	10	10
Relocated stores	1	—
Remodeled stores	—	1
	11	11

Interest expense

Interest expense decreased $0.1 million, or 15.1%, in the year ended September 30, 2012 compared to the year ended September 30, 2011 due to the payoff of all outstanding amounts under the term loan and revolving credit facility in July 2012.  This decrease was offset by an increase in interest expense as a result of interest related to two capital and financing lease obligations that were entered into in fiscal year 2012 and resulted in less than $0.1 million in interest expense in the three months ended September 30, 2012.

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

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest decreased $0.3 million, or 25.1%, in the year ended September 30, 2012 compared to the year ended September 30, 2011, as a result of the purchase of the remaining noncontrolling interest in BVC in July 2012.  As a result of the purchase, we now own 100% of BVC.  Effective October 31, 2012, BVC merged with and into our operating company and ceased to exist.

Net income attributable to Natural Grocers by Vitamin Cottage, Inc.

Net income attributable to Natural Grocers by Vitamin Cottage, Inc. increased 89.8% to $6.6 million in the year ended September 30, 2012 from $3.5 million in the year ended September 30, 2011.  Pro forma net income attributable to Natural Grocers by Vitamin Cottage, Inc. (which illustrates net income as if we owned 100% of BVC for all periods presented) increased 71.2% to $7.2 million or $0.32 per diluted earnings per share.  Adjusted pro forma net income attributable to Natural Grocers by Vitamin Cottage, Inc.  (which illustrates net income as if we owned 100% of BVC for all periods presented, excluding the after tax impact of share-based and IPO incentive compensation expenses which were entirely contingent upon the completion of our IPO) increased 92.0% to $8.0 million for fiscal year 2012 with diluted earnings per share of $0.36.

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to pro forma net income and adjusted pro forma net income, dollars in thousands, except per share data:

	Year ended September 30,
	2012	2011

Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$6,649	3,504
Net income attributable to noncontrolling interest	828	1,106
Net income	7,477	4,610
Provision for income taxes	3,955	2,167
Income before income taxes	11,432	6,777
Pro forma provision for income taxes	(4,264)	(2,589)
Pro forma net income	7,168	4,188
Share-based compensation of $1,106 and $0, net of income taxes of $412 and $0, respectively	694	—
IPO incentive compensation of $286 and $0, net of income taxes of $107, and $0, respectively	179	—
Adjusted pro forma net income	$8,041	4,188
Per Share Data:
Adjusted pro forma net income per common share
Basic	$0.36	0.19
Diluted	$0.36	0.19

EBITDA

EBITDA increased 45.0% to $21.9 million in the year ended September 30, 2012.  Adjusted EBITDA (which excludes $1.4 million and $0 for fiscal year 2012 and 2011, respectively, of share-based and IPO incentive compensation expenses associated with the IPO) increased 54.2% to $23.3 million for fiscal year 2012.

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA and to Adjusted EBITDA, dollars in thousands:

	Year ended September 30,
	2012	2011

Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$6,649	3,504
Net income attributable to noncontrolling interest	828	1,106
Net income	7,477	4,610
Interest expense	568	669
Provision for income taxes	3,955	2,167
Depreciation and amortization	9,949	7,691
EBITDA	21,949	15,137
Share-based compensation	1,106	—
IPO incentive compensation	286	—
Adjusted EBITDA	$23,341	15,137

Management believes that some investors’ understanding of our performance is enhanced by including these non-GAAP financial measures of EBITDA and Adjusted EBITDA, Pro forma net income and Adjusted pro forma net income as a reasonable basis for comparing our ongoing results of operations. Some investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period and we believe these non-GAAP measures provide some investors with comparable data period over period to illustrate pro forma results had we owned 100% of BVC for all periods presented and to exclude expenses that were contingent upon the completion of our IPO. By providing these non-GAAP financial measures, together with reconciliations from net income attributable to Natural Grocers by Vitamin Cottage, Inc., we believe we are enhancing some investors’ understanding of our business and our results of operations, as well as assisting some investors in evaluating how well we are executing our strategic initiatives. Our competitors may define these non-GAAP financial measures differently, and as a result, our measure of EBITDA and Adjusted EBITDA, Pro forma net income and Adjusted pro forma net income may not be directly comparable to those of other companies. Items excluded from EBITDA and Adjusted EBITDA, Pro forma net income and Adjusted pro forma net income are significant components in understanding and assessing financial performance. These non-GAAP measures are supplemental measures of operating performance that do not represent and should not be considered in isolation or as an alternative to, or substitute for net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. These non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. We further believe that our presentation of these GAAP and non-GAAP financial measurements provide information that is useful to analysts and some investors because they are important indicators of the strength of our operations and the performance of our business.  For a discussion of our use of the non-GAAP financial measure EBITDA, please refer to the “Selected Financial Data” section of this report on Form 10-K.

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents, available-for-sale securities and borrowings under our revolving credit facility. Additionally, we received $58.1 million in proceeds, net of underwriting fees, from our IPO in the fourth quarter of fiscal year 2012.  The net proceeds of our IPO were used to repay our term loan and all outstanding amounts under our revolving credit facility, purchase the noncontrolling interest in BVC, pay expenses associated with the IPO and pay the cash portion of certain restricted stock awards issued at the date of our IPO.

Our primary uses of cash are for capital expenditures predominantly in connection with opening new stores and relocating and remodeling certain existing stores, purchases of inventory, operating expense, debt service and corporate taxes. As of September 30, 2013, we had $8.1 million in cash and cash equivalents, $0.5 in restricted cash and $1.1 million in available-for-sale securities, as well as $15.0 million available under our revolving credit facility. On October 31, 2012, we amended our revolving credit facility and reduced the amount of available credit to $15.0 million and reduced the unused commitment fee from 0.375% to 0.20%.  On December 12, 2013, we entered into an amended and restated credit agreement that, among other things, extends the maturity date of the Company’s existing revolving credit facility by three years to January 31, 2017, provides the Company with the right to request the issuance of letters of credit, allows the Company to increase the amount available under the revolving credit facility, which currently continues to be $15.0 million, up to an additional amount that may not exceed $10.0 million by obtaining an additional commitment or commitments, and eliminates a requirement for a consolidated EBITDA to revenue ratio.

We plan to continue to open new stores, which has previously required and may require us to borrow additional amounts under our revolving credit facility in the future. We plan to spend approximately $35 million to $37 million on capital expenditures during fiscal year 2014. We believe that cash and cash equivalents and short-term investments, together with the cash generated from operations and the borrowing availability under our revolving credit facility will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Year ended September 30,
	2013	2012	2011

Net cash provided by operating activities	$25,717	25,202	16,742
Net cash used in investing activities	(34,624)	(25,558)	(20,512)
Net cash (used in) provided by financing activities	(252)	17,269	3,702
Net (decrease) increase in cash and cash equivalents	(9,159)	16,913	(68)
Cash and cash equivalents, beginning of year	17,291	378	446
Cash and cash equivalents, end of year	$8,132	17,291	378

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $0.5 million, or 2.0%, to $25.7 million in the year ended September 30, 2013, from $25.2 million in the year ended September 30, 2012. The increase in cash provided by operating activities was primarily due to an increase in net income, adjusted for depreciation and amortization resulting from the addition of new stores, offset by changes in working capital driven by the timing of payment on inventory purchases.  Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Cash provided by operating activities increased $8.5 million, or 50.5%, to $25.2 million in the year ended September 30, 2012 compared to $16.7 million in the year ended September 30, 2011. The increase in cash provided by operating activities period over period was primarily due to an increase in net income adjusted for non-cash items and changes in working capital driven by fluctuations in the timing of payment on accounts payable, accrued expenses and inventory purchases.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures. Cash used in investing activities increased $9.1 million, or 35.5%, to $34.6 million in the year ended September 30, 2013 from $25.6 million in the year ended September 30, 2012. The increase in capital expenditures from the year ended September 30, 2013 compared to the year ended September 30, 2012, was primarily driven by the timing, increased costs and increased number of new stores opened during the year ended September 30, 2013.  The use of cash for capital expenditures was partially offset by an increase in proceeds from investing activities from the sale of property and equipment of $5.0 million, primarily related to the sale of land and the respective building under a sale-leaseback transaction.  Additionally, we purchased $0.5 million in available-for-sale securities, offset by maturities of available-for-sale securities of $1.0 million in the year ended September 30, 2013.

We opened 13 new stores in the year ended September 30, 2013, relocated one store and remodeled two stores. In addition, we plan to open 15 new stores and remodel two stores in fiscal year 2014.  Since September 30, 2013, we have opened three new stores, and we have signed leases for an additional nine new stores expected to open in fiscal year 2014.  We plan to spend approximately $35 million to $37 million on capital expenditures during fiscal year 2014 in association with the 15 planned new stores and two store remodels.  We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.5 million per store.

Acquisition of property and equipment not yet paid decreased $1.5 million to $3.5 million in fiscal year 2013 compared to fiscal year 2012 due to the timing of new store openings and relocations.  We opened four new stores and relocated one store in the fourth quarter of fiscal year 2013 compared to opening four new stores, relocating one store and moving our bulk food repackaging and distribution center in the fourth quarter of fiscal year 2012.

Cash used in investing activities increased $5.0 million, or 24.6%, to $25.6 million in the year ended September 30, 2012 from $20.5 million in the year ended September 30, 2011 and is due to the timing of capital expenditures related to new stores and relocation of one store, and the bulk food repacking and distribution center in fiscal year 2012, as well as the purchase of $1.8 million in available-for-sale securities, offset by an increase in proceeds from the sale of property and equipment of $0.6 million, and $0.9 million received from payments on related party notes receivable and reimbursement of premiums paid on split-dollar life insurance.

Financing Activities

Cash used in financing activities consists primarily of payments of capital and financing lease obligations, repayments of related party note payable and paid equity issuance costs for the year ended September 30, 2013. Cash used in financing activities was $0.3 million for the year ended September 30, 2013, as compared to cash provided by financing activities of $17.3 million in the year ended September 30, 2012. The cash provided by financing activities for the year ended September 30, 2012 included $58.1 million in proceeds from our fourth quarter 2012 IPO, offset by $39.8 million use of proceeds for repayment of amounts outstanding under our term loan and revolving credit facility, purchase of the noncontrolling interest in BVC and payment of expenses associated with the IPO.

Cash provided by financing activities increased $13.6 million, or 366.4%, to $17.3 million in the year ended September 30, 2012 compared to $3.7 million in the year ended September 30, 2011. The increase in cash provided by financing activities period over period is due to $58.1 million in proceeds received from our IPO, offset by $27.2 million in repayment of all amounts outstanding under our term loan and revolving credit facility, $10.1 million used to purchase the noncontrolling interest in BVC and $2.5 million in expenses paid in association with our IPO.

For the fiscal year ended September 30, 2013, we made no distributions to noncontrolling interests.  For the fiscal years ended September 30, 2012 and 2011, we made distributions of $0.8 million and $1.0 million, respectively, to noncontrolling interests. Due to our acquisition of the 45% noncontrolling interest in BVC in connection with our IPO, these distributions ceased during fiscal year 2012 and will not be incurred beyond fiscal year 2012.

Credit Facility and Note Payable—Related Party

Credit Facility

We are a party to a revolving credit facility.  JPMorgan Chase Bank, N.A. serves as the lender and administrative agent under the credit facility.

Effective October 31, 2012, we signed an amendment to the credit facility to reduce the amount available for borrowing under the revolving credit facility to $15.0 million from $21.0 million and to reduce the unused commitment fee from 0.375% to 0.20%.  The reduction in the unused commitment fee was retroactive to August 1, 2012.  On December 12, 2013, we entered into an amended and restated credit agreement, as further described in Item 8, Note 22, contained elsewhere in this report on Form 10-K.

The amount available under the revolving credit facility is $15.0 million. Prior to the amendment and restatement of the credit facility noted above, the credit facility was scheduled to mature on June 30, 2014.  We had no amounts outstanding on the revolving credit facility at September 30, 2013 and $15.0 million available for borrowing as of September 30, 2013. Interest is determined by the lender’s administrative agent and is stated at the adjusted LIBOR rate for the interest period plus the lender spread. The average annual interest rates for the years ended September 30, 2013 and 2012 were 3.30% and 2.54%, respectively.

The term loan commitment associated with the revolving credit facility was initially set at $21.0 million.  In July 2012, we repaid all amounts outstanding under the term loan of $15.8 million.  Prior to the payoff, we were required to make quarterly payments of $0.1 million on the term loan.  Interest was determined by the lender’s administrative agent and was stated at the base rate for the interest period plus the applicable lender spread.  The average annual interest rates for the years ended September 30, 2012 and 2011 were 2.02% and 2.19%, respectively.

The revolving credit facility requires compliance with certain operational and financial covenants (including a leverage ratio and a fixed charge coverage ratio). The revolving credit facility also contains certain other limitations on our ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions as defined in the agreement. Additionally, the revolving credit facility prohibits the payment of cash dividends to the holding company from the operating company, without the bank’s consent except when no default or event of default exists.  If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business.  We do not expect such restrictions to impact our ability to meet our cash obligations.  The terms and conditions of the agreement for the revolving credit facility and associated documents are customary and include, among other things, guarantees, security interest grants, pledges and subordinations.  As of September 30, 2013 we were in compliance with the debt covenants.

Note Payable—Related Party

At September 30, 2012, we had one outstanding unsecured note payable to a related party, which bore interest at 5.33% annually and had a scheduled maturity of October 2013.  In May 2013, we paid the remaining outstanding balance of this note to The Margaret A. Isely Spouse’s Trust.  As of September 30, 2013, no further commitment remained under this note payable.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2013, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Interest payments (1)	$22	22	—	—	—
Operating leases (2)	208,866	16,760	36,191	34,937	120,978
Capital and financing lease obligations, including principal and interest payments (3)	43,831	2,969	5,956	5,961	28,945
Contractual obligations for construction related activities (4)	1,542	1,542	—	—	—
	$254,261	21,293	42,147	40,898	149,923

(1)              We assumed the interest payments to be paid during the remainder of the revolving credit facility using an unused commitment fee of 0.20% for amounts not borrowed as of September 30, 2013.

(2)              Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(3)              Represents the payments due under our capital and financing lease obligations for nine stores, eight of which were open as of September 30, 2013 and one that opened in the first quarter of fiscal year 2014.  We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(4)              Contractual obligations for construction related activities include future payments to general contractors that are legally binding as of September 30, 2013 and relate to new store construction, relocations and remodels.

Off-Balance Sheet Arrangements

As of September 30, 2013, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our revolving credit facility. All of our stores, bulk food repackaging facility and distribution center and administrative facilities are leased, and as of September 30, 2013, nine leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in both ASU No. 2011-12 and 2011-05.  ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This update is effective for our first quarter of fiscal year 2014. We do not expect the adoption of this update to have a material effect on our consolidated financial statements.

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

Significant accounting judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the IRS and other state and local taxing authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.

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

Impairment of Long-Lived Assets

We assess our long-lived assets, principally property and equipment, for possible impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. We aggregate long-lived assets at the store level which we consider to be the lowest level in the organization for which independent identifiable cash flows are available. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent the carrying value exceeds its fair value.

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

Leases

We lease retail stores, a bulk food repackaging facility and distribution center, and administrative offices under long-term operating, capital financing leases or capital leases.  Accounting for leased properties requires compliance with technical accounting rules and significant judgment by management. Application of these accounting rules and assumptions made by management will determine whether the lease is accounted for as an operating lease, whether we are considered the owner for accounting purposes or whether the lease is accounted for as a capital lease in accordance with ASC 840, Leases.

If the lease is classified as an operating lease, it is not recognized on our consolidated balance sheet, and rent expense, including rent holidays and escalating payment terms, is recognized on a straight-line basis over the expected lease term.

If we are determined to be the owner for accounting purposes, we record the fair market value of the leased asset and a related capital lease finance obligation on our consolidated balance sheet. The leased asset is then depreciated over the estimated useful life of the asset.  Rent payments for these properties are not recorded as rent expense, but rather rent payments are recognized as a reduction of the capital lease finance obligation and as interest expense.

If the lease is classified as a capital lease, we record the present value of the minimum lease payments and a related capital lease obligation on our consolidated balance sheet. The asset is then depreciated over the expected lease term. Rent payments for these properties are not recorded as rent expense, but rather rent payments are recognized as a reduction of the capital lease obligation and as interest expense.

Significant accounting judgment and assumptions are required in determining the accounting for leases, including:

•    fair market value of the leased asset, which is generally estimated based on project costs or comparable market data.  Fair market value is used as a factor in determining whether the lease is accounted for as an operating or capital lease, and is used for recording the leased asset when we are determined to be the owner for accounting purposes;

•    expected lease term that includes contractual lease periods, and may also include the exercise of renewal options if the exercise of the option is determined to be reasonably assured or where failure to exercise such options would result in an economic penalty.  The expected lease term is used as a factor in determining whether the lease is accounted for as an operating lease or a capital lease and in determining the period over which to depreciate the capital lease asset ; and

•    incremental borrowing rate which is estimated based on treasury rates for debt with maturities comparable to the expected lease term and our credit spread and other premiums.  The incremental borrowing rate is used as a factor in determining the present value of the minimum lease payments which is then used in determining whether the lease is accounted for as an operating lease or capital lease, as well as for allocating our rental payments on capital leases between interest expense and a reduction of the outstanding obligation.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate changes of our long-term debt. We do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to our revolving credit facility.  As of September 30, 2013 we had no amounts outstanding on our credit facility. Our credit facility carries floating interest rates that are tied to the one month LIBOR, and therefore, our statements of income and our cash flows are exposed to changes in interest rates. Based upon a sensitivity analysis at September 30, 2013, a hypothetical 100 basis point change in interest rates would change our annual interest expense by an insignificant amount in the year ended September 30, 2013.

Item 8.  Financial Statements and Supplementary Data.

Natural Grocers by Vitamin Cottage, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Grocers by Vitamin Cottage, Inc.:

We have audited the accompanying consolidated balance sheets of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries (the Company) as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

December 12, 2013

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	September 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$8,132	17,291
Restricted cash	500	—
Short term investments — available-for-sale securities	1,149	778
Accounts receivable, net	2,401	1,855
Merchandise inventory	45,472	37,544
Prepaid expenses and other current assets	1,097	596
Deferred income tax assets	1,114	843
Total current assets	59,865	58,907
Property and equipment, net	98,910	64,603
Other assets:
Long-term investments — available-for-sale securities	—	974
Deposits and other assets	203	196
Goodwill and other intangible assets, net	900	927
Deferred financing costs, net	25	55
Total other assets	1,128	2,152
Total assets	$159,903	125,662
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,918	26,032
Accrued expenses	9,306	7,783
Capital and financing lease obligations, current portion	174	12
Note payable — related party, current portion	—	260
Total current liabilities	38,398	34,087
Long-term liabilities:
Capital and financing lease obligations, net of current portion	19,648	5,514
Deferred income tax liabilities	6,877	4,144
Deferred rent	4,731	3,618
Leasehold incentives	5,716	5,328
Note payable—related party, net of current portion	—	22
Total long-term liabilities	36,972	18,626
Total liabilities	75,370	52,713
Commitments (Notes 13 and 21)
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 50,000,000 shares, 22,441,253 and 22,372,184 issued and outstanding, respectively	22	22
Additional paid in capital	53,704	52,676
Accumulated other comprehensive loss	—	(4)
Retained earnings	30,807	20,255
Total stockholders’ equity	84,533	72,949
Total liabilities and stockholders’ equity	$159,903	125,662

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

	Year ended September 30,
	2013	2012	2011
Net sales	$430,655	336,385	264,544
Cost of goods sold and occupancy costs	304,922	237,328	187,162
Gross profit	125,733	99,057	77,382
Store expenses	89,935	72,157	57,610
Administrative expenses	13,479	12,733	10,397
Pre-opening and relocation expenses	3,231	2,173	1,964
Operating income	19,088	11,994	7,411
Other income (expense):
Dividends and interest income	9	6	10
Interest expense	(2,166)	(568)	(669)
Other income, net	—	—	25
Total other expense	(2,157)	(562)	(634)
Income before income taxes	16,931	11,432	6,777
Provision for income taxes	(6,379)	(3,955)	(2,167)
Net income	10,552	7,477	4,610
Net income attributable to noncontrolling interest	—	(828)	(1,106)
Net income attributable to Natural Grocers byVitamin Cottage, Inc.	$10,552	6,649	3,504

Net income attributable to Natural Grocers by Vitamin Cottage, Inc. per common share:
Basic	$0.47	0.30	0.16
Diluted	$0.47	0.30	0.16
Weighted average common shares outstanding:
Basic	22,399,346	22,372,184	22,372,184
Diluted	22,441,382	22,463,093	22,461,405

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year ended September 30,
	2013	2012	2011
Net income	$10,552	7,477	4,610
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit	4	(4)	—
Other comprehensive income (loss)	4	(4)	—
Comprehensive income	10,556	7,473	4,610
Less: Comprehensive income attributable to noncontrolling interest	—	(828)	(1,106)
Comprehensive income attributable to Natural Grocers by Vitamin Cottage, Inc.	$10,556	6,645	3,504

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended September 30,
	2013	2012	2011
Operating activities:
Net income	$10,552	7,477	4,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,496	9,949	7,691
Loss (gain) on disposal of property and equipment	43	301	(25)
Share-based compensation (excluding cash portion of restricted stock award paid of $0, $335 and $0, respectively)	602	780	—
Excess tax benefit from share-based compensation	(592)	(620)	—
Deferred income tax expense	2,452	2,673	3,938
Non-cash interest expense	47	38	50
Interest accrued on investments and amortization of premium	27	(4)	—
Other amortization	26	68	68
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(546)	283	56
Income tax receivable	(601)	1,489	(712)
Merchandise inventory	(7,928)	(7,724)	(4,256)
Prepaid expenses and other assets	105	(170)	76
Increase in:
Accounts payable	4,480	6,860	2,108
Accrued expenses	2,283	2,561	849
Deferred rent and leasehold incentives	1,271	1,241	2,289
Net cash provided by operating activities	25,717	25,202	16,742
Investing activities:
Acquisition of property and equipment	(39,708)	(25,259)	(20,446)
Proceeds from sale of property and equipment	5,005	608	35
Purchase of available-for-sale securities	(521)	(1,751)	—
Proceeds from sale of available-for-sale securities	90	—	—
Proceeds from maturity of available-for-sale securities	1,010	—	—
Increase in restricted cash	(500)	—	—
Payments received on notes receivable, related party	—	270	—
Payments received for premiums paid on split-dollar life insurance	—	660	—
Notes receivable, related party—insurance premiums	—	(4)	(36)
Increase in split-dollar life insurance premiums	—	(82)	(65)
Net cash used in investing activities	(34,624)	(25,558)	(20,512)
Financing activities:
Borrowings under credit facility	81	—	5,847
Repayments under credit facility	(81)	(27,236)	(500)
Repayments under notes payable	—	—	(120)
Repayments under notes payable, related party	(282)	(924)	(533)
Capital and financing lease obligations payments	(121)	—	—
Distributions to noncontrolling interests	—	(810)	(990)
Purchase of remaining 45% noncontrolling interest in BVC	—	(10,051)	—
Proceeds from common stock issued in initial public offering, net of commissions	—	58,135	—
Excess tax benefit from share-based compensation	592	620	—
Equity issuance costs and BVC transaction costs	(268)	(2,460)	—
Payments on withholding tax for restricted stock unit vesting	(155)	—	—
Loan fees paid	(18)	(5)	(2)
Net cash (used in) provided by financing activities	(252)	17,269	3,702
Net (decrease) increase in cash and cash equivalents	(9,159)	16,913	(68)
Cash and cash equivalents, beginning of year	17,291	378	446
Cash and cash equivalents, end of year	$8,132	17,291	378
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $0, $25 and $21, respectively	$7	524	615
Cash paid for interest on capital and financing lease obligations	2,036	39	—
Income taxes paid	3,916	519	12
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$3,545	5,007	2,055
Property acquired through capital and financing lease obligations	14,372	5,526	—
Equity issuance costs not yet paid	—	256	—
Tax benefit associated with acquisition of noncontrolling interest in BVC	—	3,592	—

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Fiscal years ended September 30, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

	Common Stock – Vitamin Cottage Natural Food Markets, Inc.				Common Stock – NGVC, $0.001 par		Accumulated other	Additional		Natural Grocers by Vitamin		Total
	Class A		Class B		value		comprehensive	paid in	Retained	Cottage, Inc.	Noncontrolling	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	(loss) income	capital	earnings	total equity	interest	equity
Balances September 30, 2010	1,000	$1	625,112	$793	—	$—	$—	$—	$10,102	$10,896	$1,411	$12,307
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(990)	(990)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	—	—	—	—	—	—	—	—	3,504	3,504	—	3,504
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1,106	1,106
Balances September 30, 2011	1,000	1	625,112	793	—	—	—	—	13,606	14,400	1,527	15,927
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(810)	(810)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	828	828
Accumulated other comprehensive loss	—	—	—	—	—	—	(4)	—	—	(4)	—	(4)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	—	—	—	—	—	—	—	—	6,649	6,649	—	6,649
Exchange of Vitamin Cottage Natural Food Markets, Inc. stock for common stock of Natural Grocers by Vitamin Cottage, Inc.	(1,000)	(1)	(625,112)	(793)	17,378,625	17	—	777	—	—	—	—
Purchase of noncontrolling interest	—	—	—	—	670,056	1	—	(8,507)	—	(8,506)	(1,545)	(10,051)
Tax benefit of purchase of noncontrolling interest (Note 1)	—	—	—	—	—	—	—	3,592	—	3,592	—	3,592
Shares issued upon consummation of initial public offering, net of $4,376 underwriter discounts and commissions (Note 1)	—	—	—	—	4,167,367	4	—	58,131	—	58,135	—	58,135
Issuance costs	—	—	—	—	—	—	—	(2,717)	—	(2,717)	—	(2,717)
Share-based compensation	—	—	—	—	156,136	—	—	780	—	780	—	780
Excess tax benefit of share-based compensation	—	—	—	—	—	—	—	620	—	620	—	620
Balances September 30, 2012	—	—	—	—	22,372,184	22	(4)	52,676	20,255	72,949	—	72,949
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	—	—	—	—	—	—	—	—	10,552	10,552	—	10,552
Accumulated other comprehensive income	—	—	—	—	—	—	4	—	—	4	—	4
Issuance costs	—	—	—	—	—	—	—	(12)	—	(12)	—	(12)
Share-based compensation	—	—	—	—	69,069	—	—	448	—	448	—	448
Excess tax benefit of share-based compensation	—	—	—	—	—	—	—	592	—	592	—	592
Balances September 30, 2013	—	$—	—	$—	22,441,253	$22	$—	$53,704	$30,807	$84,533	$—	$84,533

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage® with 72 stores as of September 30, 2013, including 31 stores in Colorado, 12 in Texas, four each in Kansas, Montana, New Mexico and Oregon, three each in Arizona and Nebraska, two each in Oklahoma and Wyoming, and one each in Idaho, Missouri and Utah, as well as a bulk food repackaging facility and distribution center in Colorado. The Company had 59 and 49 stores as of September 30, 2012 and 2011, respectively.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The holding company was incorporated in Delaware on April 9, 2012. The accompanying consolidated financial statements include all the accounts of the Company’s wholly owned subsidiaries, Vitamin Cottage Natural Food Markets, Inc. (the operating company), Vitamin Cottage Two Ltd. Liability Company (VC2), Natural Systems, LLC and Boulder Vitamin Cottage Group, LLC (BVC). The operating company formed the holding company in order to facilitate the purchase of the remaining noncontrolling interest in BVC and consummation of the Company’s initial public offering (IPO) during fiscal year 2012.  Prior to the Company’s IPO on July 25, 2012, the Company had a majority 55% ownership of BVC.  Prior to the settlement of the IPO, the Company issued 670,056 shares of stock in the holding company and paid approximately $10.1 million in cash to purchase the remaining 45% noncontrolling interest in BVC.  Prior to the merger, BVC owned five Natural Grocers by Vitamin Cottage retail stores, which were managed by the operating company.  Effective October 31, 2012, BVC merged with and into the operating company and ceased to exist.  All significant intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering

The holding company was incorporated in anticipation of the Company’s IPO.  Prior to the IPO, the holding company was a wholly owned subsidiary of the operating company.  In connection with the Company’s IPO during the fourth quarter of fiscal year 2012, the Company completed a reorganization in which a) the existing shareholders of the operating company exchanged capital stock of the operating company for shares of common stock of the holding company and b) the operating company purchased the remaining 45% noncontrolling interest in BVC for a combination of cash and common stock of the holding company as described above.  The holding company’s only material asset is its direct 100% ownership in the operating company.  On July 25, 2012, the Company issued 4,167,367 shares to the public.  Simultaneously with the IPO, certain selling shareholders sold 4,046,918 shares to the public resulting in no additional proceeds to the Company.  The total number of shares issued in the IPO was 8,214,285.

Based on the public offering price of $15.00, the Company received gross proceeds from the issuance of 4,167,367 shares issued to the public in the IPO of approximately $62.5 million, and paid underwriting costs of 7%, or approximately $4.4 million, for net proceeds of approximately $58.1 million.  The Company also incurred issuance costs of approximately $2.7 million.

The Company accounted for the acquisition of the BVC noncontrolling interest, as described above, as an equity transaction.  Since the transaction was treated as an equity transaction, the transaction costs were also reflected as a reduction of equity and a financing activity in the statement of cash flows for the year ended September 30, 2012.  The Company recorded the issuance of the 670,056 shares in common stock at par value, reduced cash and cash equivalents by approximately $10.1 million, eliminated approximately $1.5 million in noncontrolling interest on the balance sheet as of September 30, 2012, and recorded the remaining amount as additional paid in capital.  As a result of the acquisition of the remaining noncontrolling interest, the Company was entitled to tax deductions to the extent of any step up in tax basis on the assets of BVC, limited to the cash consideration paid.  Accordingly, the tax basis in excess of book basis at the date of purchase resulted in deferred tax assets of approximately $3.6 million as of September 30, 2012.

As of September 30, 2012, the Company used approximately $39.2 million of the net proceeds from the IPO to pay down all outstanding amounts under the credit facility of approximately $26.4 million, pay the cash portion of the BVC purchase of approximately $10.1 million, pay expenses associated with the IPO of approximately $2.4 million, and pay the cash portion of restricted stock awards of approximately $0.3 million.  For the year ended September 30, 2013, the Company used approximately $0.3 million of the proceeds to pay the remaining issuance costs associated with the IPO, and the remaining proceeds from the IPO of approximately $18.6 million were used to fund working capital and for general corporate purposes.

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

Cash and Cash Equivalents

Cash and cash equivalents include currency on hand, demand deposits with banks, money market funds and credit and debit card transactions which typically settle within three business days of year end. The Company considers all highly liquid investments with a remaining maturity of 90 days or less when acquired to be cash equivalents.

Restricted Cash

Restricted cash totals $0.5 million as of September 30, 2013 and represents cash that was pledged in the second quarter 2013 as collateral for a standby letter of credit related to the Company’s workers’ compensation insurance.  The Company elected to pledge this cash as collateral for the letter of credit to reduce cost associated with its workers’ compensation insurance.  There was no restricted cash balance as of September 30, 2012.

Investments

Available-for-sale investments are recorded at fair value.  Unrealized holding gains and losses on available-for-sale investments are excluded from earnings and are reported as a separate component of stockholders’ equity until realized.  A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary for a period greater than two fiscal quarters results in a reduction of the fair value.  Declines in fair value deemed to be other-than-temporary are charged against net earnings.  Investments that have an original maturity date of less than one year are classified as short-term assets, and investments that have an original maturity date greater than one year are classified as long-term assets.

Accounts Receivable

Accounts receivable consists primarily of receivables from vendors for certain promotional programs, newsletter advertising and other miscellaneous receivables and are presented net of any allowances for doubtful accounts. Vendor receivable balances are generally presented on a gross basis separate from any related payable due.  The Company evaluates the ability to collect the receivables and believes the amounts appearing on the consolidated balance sheets to be fully collectible as of September 30, 2013 and 2012. Accordingly, no allowance for doubtful accounts has been recorded for the years ended September 30, 2013, 2012 and 2011.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of investments in cash and cash equivalents, accounts receivable and investments in available-for-sale securities. The Company’s cash and cash equivalent account balances, which are held in major financial institutions, exceeded the Federal Deposit Insurance Corporation’s federally insured limits by approximately $4.2 million as of September 30, 2013.

Vendor Concentration

For the years ended September 30, 2013, 2012 and 2011, purchases from the Company’s largest vendor and one of its subsidiaries represented approximately 55%, 53% and 53% of all product purchases made during the respective periods. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruption to operations.

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

Useful lives (in years)
Land improvements	5 – 15
Leasehold and building improvements	2 – 20
Capitalized real estate leases for build-to-suit stores	40
Capitalized real estate leases	15
Fixtures and equipment	5 – 7
Computer hardware and software	3 – 5

For land improvements and leasehold and building improvements, depreciation is recorded over the shorter of the assets’ useful lives or the lease terms. Maintenance, repairs and renewals that neither add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains and losses on disposition of property and equipment are included in store expenses in the year of disposition, and primarily relate to store relocations.

The Company capitalizes certain costs incurred with developing or obtaining internal-use software. Capitalized software costs are included in property and equipment in the consolidated balance sheets and are amortized over the estimated useful lives of the software. Software costs that do not meet capitalization criteria are expensed as incurred.

Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in authoritative guidance. The framework establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The three levels are defined as follows:

Level 1—	Inputs are unadjusted quoted prices for identical assets or liabilities in active markets;
Level 2—

Inputs include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

Level 3—	Inputs are unobservable and are considered significant to the fair value measurement.

Transfers between levels of the fair value hierarchy are deemed to have occurred as of the date of the event or transfer.

Goodwill and Intangible Assets

Intangible assets primarily consist of goodwill, trademarks, favorable operating leases and covenants-not-to-compete. Goodwill and the Vitamin Cottage® trademark have indefinite lives and are not amortized; rather, they are tested for impairment at least annually. Intangible assets with definite lives are amortized over their estimated useful lives. The Company evaluates the reasonableness of the useful lives of these intangibles at least annually.

In accordance with ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350); Testing Goodwill for Impairment, goodwill is reviewed for impairment at least annually.  The Company’s annual impairment testing is performed as of September 30. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is not necessary. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would perform the two-step impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  Thus far, the Company has recorded no impairment charges related to goodwill.

Impairment of Intangible and Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company aggregates long-lived assets at the store level which the Company considers to be the lowest level in the organization for which independent identifiable cash flows are available. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that store to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. The Company considers factors such as historic and forecasted operating results, trends and future prospects, current market value, significant industry trends and other economic and regulatory factors in performing these analyses.  Thus far, the Company has recorded no impairment charges related to intangible or long-lived assets.

Deferred Financing Costs

Certain costs incurred with borrowings or establishment of credit facilities are deferred. These costs are amortized over the life of the borrowing or the life of the credit facility using the effective interest method.

Leases

The Company leases retail stores, a bulk food repackaging facility and distribution center and administrative offices under long-term operating or capital and financing leases. These leases include scheduled increases in minimum rents and renewal provisions at the option of the Company. The lease term for accounting purposes commences with the date the Company takes possession of the space and ends on the later of the primary lease term or the expiration of any renewal periods that are deemed to be reasonably assured at the inception of the lease.

Operating leases

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

Capital financing leases

From time to time, the Company enters into leases with developers for build-to-suit store locations.  Upon lease execution, the Company analyzes its involvement during the construction period with respect to ASC Topic 840, Leases.  As a result of defined forms of lessee involvement, the Company could be deemed the “owner” for accounting purposes during the construction period, and may be required to capitalize the project costs on its balance sheet.  If the project costs are capitalized, the Company performs a sale-leaseback analysis upon completion of the construction, pursuant to ASC Topic 840, Leases, to determine if the Company can remove the assets from its balance sheet.  If the asset cannot be removed from the balance sheet, the fair market value of the building remains recognized as an asset on the balance sheet, along with a corresponding capital lease financing obligation equal to the fair market value of the building less any amount the Company contributed towards construction.  The Company does not record rent expense for the rental payments under capital financing leases, but rather rental payments under the capital financing lease obligations are recognized as a reduction of the capital lease financing obligation and as interest expense.  The capital lease asset is depreciated on a straight line basis over a 40 year life for buildings and an indefinite life for land.

Capital leases

Also from time to time, the Company enters into leases that per ASC Topic 840, Leases, are deemed to be capital leases.  On these leases, the Company capitalizes the present value of the minimum lease payments and records a corresponding capital lease obligation.  The Company does not record rent expense for the rental payments under capital leases, but rather rental payments under the capital lease obligations are recognized as a reduction of the capital lease obligation and as interest expense.  The capital lease asset is depreciated on a straight line basis over the term of the related lease.

Self-Insurance

The Company is self-insured for certain losses relating to employee medical, dental benefits and workers compensation. Stop-loss coverage has been purchased to limit exposure to any significant level of claims. Self-insured losses are accrued based upon the Company’s estimates of the aggregate claims incurred but not reported using historical experience. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from historical trends.

Revenue Recognition

Revenue is recognized at the point of sale, net of in-house coupons, discounts, returns and allowances. Sales taxes are not included in sales. The Company charges sales tax on all taxable customer purchases and remits these taxes monthly to the appropriate taxing jurisdiction.  The Company records a deferred revenue liability within accrued expenses when it sells the Company’s gift cards or issues gift cards to employees or for loyalty, award or promotional purposes, and records a sale when a customer redeems the gift card. Generally, the gift cards do not expire. The Company currently does not record breakage for unused portions of gift cards.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs includes the cost of inventory sold during the period net of discounts and allowances, as well as, distribution, shipping and handling costs, store occupancy costs and costs of the bulk food repackaging facility and distribution center. The amount shown is net of various rebates from third-party vendors in the form of quantity discounts and payments. Vendor consideration associated with product discounts is recorded as either a reduction of merchandise inventory or cost of goods sold.  Store occupancy costs include rent, common area maintenance and real estate taxes.  Store occupancy costs do not include any rent amounts for the store leases classified as capital and financing lease obligations (see Note 13).

Store Expenses

Store expenses consist of store-level expenses such as salaries, benefits and share-based compensation, supplies, utilities, depreciation, gain or loss on disposal of assets and other related costs associated with operations support. Store expenses also include purchasing support services and advertising and marketing costs.

Administrative Expenses

Administrative expenses consist of salaries, benefits and share-based compensation, occupancy costs, depreciation, office supplies, hardware and software expenses, professional services expenses and other general and administrative expenses.

Pre-Opening and Relocation Expenses

Costs associated with the opening of new stores or relocating existing stores are expensed as incurred.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in store expenses and pre-opening and relocation expenses in the consolidated statements of income. Total advertising and marketing expenses for the years ended September 30, 2013, 2012 and 2011 were approximately $6.2 million, $5.1 million and $5.4 million, respectively, net of vendor reimbursements received for newsletter advertising. Advertising expense reimbursements received from vendors totaled approximately $1.5 million, $1.3 million and $1.1 million for the years ended September 30, 2013, 2012 and 2011, respectively.

Share-Based Compensation

The Company adopted an Omnibus Incentive Plan in connection with the IPO on July 25, 2012.  Restricted common stock units are granted at the market price of the stock on the day of grant and expensed over the applicable vesting period.

The excess tax benefits for recognized compensation costs are reported as a credit to additional-paid-in capital and as operating cash outflows, but only when such excess tax benefits are realized by a reduction to current taxes payable.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates. In addition, the Company is subject to periodic audits and examinations by the Internal Revenue Service (IRS) and other state and local taxing authorities.

Any interest or penalties incurred related to income taxes are expensed as incurred and treated as permanent differences for tax purposes.

Noncontrolling Interest in Consolidated Financial Statements

Prior to the Company’s IPO on July 25, 2012, the Company had a majority 55% ownership of BVC which owned five Natural Grocers by Vitamin Cottage retail stores managed by the operating company.  Immediately prior to the IPO, the Company issued common stock and paid cash to purchase the remaining 45% noncontrolling interest in BVC.  Noncontrolling interest in the Company’s consolidated financial statements relates to the noncontrolling 45% ownership in BVC prior to the purchase. Net income attributable to noncontrolling interest and net income attributable to the Company are reported separately in the consolidated statements of income and statements of comprehensive income.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in both ASU No. 2011-12 and 2011-05.  ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This update is effective for the Company beginning in the first quarter of fiscal year 2014. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

3. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income attributable to Natural Grocers by Vitamin Cottage, Inc. stockholders by the weighted average shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below is basic and diluted earnings per share for the years ended September 30, 2013, 2012 and 2011, dollars in thousands, except share and per share data:

	Year ended September 30,
	2013	2012	2011
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$10,552	6,649	3,504

Weighted average common shares outstanding	22,399,346	22,372,184	22,372,184
Effect of dilutive securities	42,036	90,909	89,221
Weighted average common shares outstanding including effect of dilutive securities	22,441,382	22,463,093	22,461,405

Basic earnings per share	$0.47	0.30	0.16
Diluted earnings per share	$0.47	0.30	0.16

The Company did not declare any dividends in the years ended September 30, 2013, 2012 and 2011.

As of September 30, 2013, the Company had 50,000,000 shares of common stock authorized and 22,441,253 shares issued and outstanding, as well as 10,000,000 shares of preferred common stock authorized with none issued and outstanding.

4.  Investments

The Company holds money market fund investments that are classified as cash and cash equivalents of approximately $0.5 million and $0.2 million as of September 30, 2013 and 2012, respectively.

The Company also had available-for-sale securities, generally consisting of certificates of deposit, corporate bonds and municipal bonds totaling approximately $1.1 million and $1.8 million, of which approximately $1.1 million and $0.8 million were classified as short-term as of September 30, 2013 and 2012, respectively.  At September 30, 2013, the average maturities of the Company’s short-term investments was approximately five months.  At September 30, 2012, the average maturities of the Company’s short-term and long-term investments were approximately eight and 17 months, respectively.

The Company established an investment policy in the fourth quarter of fiscal year 2012, with the objective to achieve maximum yields on invested funds while protecting principal, as well as ensuring that funds will be available to meet operating cash flow requirements.  The investment policy establishes the type of investments that are acceptable, requires that each investment have a certain high level of rating as established by Standard and Poor’s or Moody’s and limits the amount of any one investment that may be held based on the market value of the total funds at the time of investment purchase. As of September 30, 2013 and 2012, the Company’s investments in available-for-sale securities were in compliance with the Company’s investment policy.

During the years ended September 30, 2013 and 2012, the Company recorded insignificant amounts of interest income and expense relating to amortized premiums paid.  The Company had no money market fund investments or available-for-sale investments as of September 30, 2011.

As of September 30, 2013, available-for-sale securities totaling approximately $1.1 million were in net unrealized gain positions with an insignificant amount recorded in accumulated other comprehensive income for temporary increases in fair value, consisting of five securities in gain positions and four securities in loss positions due to the amortization of premiums paid to acquire the securities.  As of September 30, 2012, available-for-sale securities totaling approximately $1.8 million were in net unrealized loss positions with an insignificant amount recorded in accumulated other comprehensive income for temporary declines in fair value, consisting of three securities in gain positions and nine securities in loss positions due to the amortization of premiums paid to acquire the securities.  There was no other-than-temporary impairment on available-for-sale securities as of September 30, 2013 or September 30, 2012.

5. Fair Value Measurements

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in authoritative guidance. The framework establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs).  Non-financial assets, such as goodwill and long-lived assets, are accounted for at fair value on a non-recurring basis.  These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill, at least on an annual basis.

The carrying amounts of financial instruments not included in the table below, including those cash and cash equivalents that are not invested in money market funds, restricted cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those instruments. The Company believes that the carrying values approximate fair values of note payable- related party within all material respects, as the spread between the stated interest rate and market rates do not cause a material difference in valuation, as well as the absence of credit risk on the instrument. As of September 30, 2013, the entire balance of the note payable- related party had been paid.

As of September 30, 2013 and 2012, the Company had the following financial assets and liabilities that were subject to fair value measurements according to the fair value hierarchy, dollars in thousands:

		As of September 30,
		2013		2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents:
Money market fund	1	$501	501	246	246
Investments — available-for-sale securities:
Certificates of deposit	2	585	585	979	979
Corporate bonds	2	376	376	485	485
Municipal bonds	2	188	188	288	288

The money market fund and available-for-sale securities are carried at fair value. For debt securities for which quoted market prices are not available, the fair value is determined using an income approach valuation technique that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk. During the years ended September 30, 2013 and 2012, the Company purchased approximately $0.5 million and $1.8 million, respectively, in available-for-sale securities.  During the years ended September 30, 2013 and 2012, available-for-sale securities of approximately $1.0 million and $0, respectively, matured, and available-for-sale securities of approximately $0.1 million and $0 million, respectively, were sold, resulting in an increase in the money market fund (level 1) and a decrease in available-for-securities (level 2). During the years ended September 30, 2013 and 2012, there were no transfers between levels and the Company had no level 3 assets.  See Note 4 for additional disclosures.

6. Property and Equipment

The Company had the following property and equipment balances as of September 30, 2013 and 2012, dollars in thousands:

	Useful lives	As of September 30,
	(in years)	2013	2012
Construction in process	n/a	$5,421	3,642
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $600, respectively	40	15,774	5,205
Capitalized real estate leases	15	4,866	—
Land improvements	5 - 15	1,000	832
Leasehold and building improvements	2 - 20	59,058	45,438
Fixtures and equipment	5 - 7	56,459	41,830
Computer hardware and software	3 - 5	8,252	6,697
		150,830	103,644
Less accumulated depreciation and amortization		(51,920)	(39,041)
Property and equipment, net		$98,910	64,603

Capitalized real estate leases include the assets for build-to-suit stores and buildings under capital leases as of September 30, 2013 and 2012, respectively (see Note 2 and Note 13).

Construction in process includes approximately $1.3 million and $1.9 million as of September 30, 2013 and 2012, respectively, related to construction costs for build-to-suit leases in process for which the Company was deemed the owner during the construction period.

Costs capitalized for computer software development for the years ended September 30, 2013 and 2012 were approximately $0.1 million and $0.1 million, respectively, primarily due to capitalization of internal staff compensation. Total costs capitalized for qualifying construction projects on leasehold and building improvements and fixtures and equipment includes approximately $0.4 million and $0.3 million, for the years ended September 30, 2013 and 2012, respectively, related to internal staff compensation.  Insignificant amounts of interest costs were capitalized for the year ended September 30, 2012. Amortization expense related to capitalized internal staff compensation was approximately $0.3 million and $0.5 million for the years ended September 30, 2013 and 2012, respectively.

Depreciation and amortization expense for the years ended September 30, 2013, 2012 and 2011 is summarized as follows, dollars in thousands:

	Year ended September 30,
	2013	2012	2011
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$709	436	449
Depreciation and amortization expense included in store expenses	12,365	8,710	6,403
Depreciation and amortization expense included in administrative expenses	422	803	839
Total depreciation and amortization expense	$13,496	9,949	7,691

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2013 and 2012, are summarized as follows, dollars in thousands:

	Useful lives	As of September 30,
	(in years)	2013	2012
Amortizable intangible assets:
Covenants-not-to-compete	5.0	$293	293
Favorable operating lease	5.0	339	339
Other intangibles	0.5	22	22
Amortized intangible assets		654	654
Less accumulated amortization		(654)	(627)
Amortized intangible assets, net		—	27
Trademark	Indefinite	389	389
Total other intangibles, net		389	416
Goodwill	Indefinite	511	511
Total goodwill and other intangibles, net		$900	927

Amortization expense was less than $0.1 million, approximately $0.1 million and $0.1 million for the years ended September 30, 2013, 2012 and 2011, respectively.  There is no scheduled amortization expense for the year ended September 30, 2014 as the Company’s amortized intangible assets are fully amortized as of September 30, 2013.

8. Accrued Expenses

The composition of accrued expenses as of September 30, 2013 and 2012, are summarized as follows, dollars in thousands:

	As of September 30,
	2013	2012
Payroll and employee-related expenses	$5,247	4,413
Accrued income, property, sales and use tax payable	2,686	2,197
Deferred revenue related to gift card sales	625	556
Other	748	617
Total accrued expenses	$9,306	7,783

9. Deferred Financing Costs

The Company has capitalized costs incurred in securing its credit facility (see Note 10). Deferred financing costs, net of accumulated amortization were less than $0.1 million and approximately $0.1 million as of September 30, 2013 and 2012, respectively. Accumulated amortization was approximately $0.9 million and $0.8 million as of September 30, 2013 and 2012, respectively.

Total amortization expense for deferred financing costs was less than $0.1 million for the years ended September 30, 2013 and 2012, respectively, and approximately $0.1 million for the year ended September 30, 2011. Scheduled amortization expense is less than $0.1 million for the year ending September 30, 2014 at which time the deferred financing costs will be fully amortized.

10. Long-Term Debt

Credit Facility

The Company has a credit facility which consists of a revolving credit facility and had a term loan that was fully repaid in fiscal year 2012 (see further discussion of the revolving credit facility and the term loan below).  The operating company is the borrower under the credit facility and its obligations under the credit facility are guaranteed by the holding company.

The credit facility requires compliance with certain operational and financial covenants including a leverage ratio and fixed charge coverage ratio. The credit facility also contains certain other limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions as defined in the credit facility agreement. Additionally, the revolving credit facility prohibits the payment of cash dividends to the holding company from the operating company, without the bank’s consent except when no default or event of default exists.

If no default or event of default exists dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business.  The Company does not expect such restrictions to impact its ability to meet cash obligations.  The terms and conditions of the agreement for the revolving credit facility and associated documents are customary and include, among other things, guarantees, pledges and subordinations.  At September 30, 2013 and 2012, the Company was in compliance with the debt covenants.

On December 12, 2013, the Company entered into an amended and restated credit agreement.  See Note 22 for further discussion.

Revolving Credit Facility

On October 31, 2012, the Company amended the agreement governing the revolving credit facility to decrease the credit facility limit from $21.0 million to $15.0 million and to lower the unused commitment fee to 0.20% from 0.375%.  The reduction in the unused commitment fee was retroactive to August 1, 2012. The credit facility was scheduled to mature on June 30, 2014 before the Company entered into the amended and restated credit facility (see Note 22). The Company may borrow, prepay and re-borrow amounts under this revolving credit facility at any time prior to the maturity date.

The Company had no amounts outstanding on its revolving credit facility as of September 30, 2013 and 2012.  During the year ended September 30, 2013, the Company had approximately $0.1 million drawn on the revolving credit facility, for one day. Proceeds from the Company’s IPO on July 25, 2012 were used to pay off outstanding amounts under the revolving credit facility of $10.6 million.  Interest is determined by the lender’s administrative agent and is stated at the adjusted LIBOR rate for the interest period plus the lender spread. The average annual interest rate for the years ended September 30, 2013, 2012 and 2011 was 3.30%, 2.54% and 2.38%, respectively.

Term Loan

The Company had no amounts outstanding under the term loan as of September 30, 2013 and 2012. Proceeds from the Company’s IPO on July 25, 2012 were used to prepay the then outstanding amount under the term loan of $15.8 million.  The Company cannot borrow additional amounts on the term loan and as such had no activity under the term loan in the fiscal year ended September 30, 2013.  Interest was determined by the lender’s administrative agent and was stated at the alternate base rate for the interest period plus the applicable lender spread. The average interest rate for the years ended September 30, 2012 and 2011 was approximately 2.02% and 2.19%, respectively.

Capital and Financing Lease Obligations

The Company has nine leases that are included in capital and financing lease obligations (see Notes 2 and 13).  The Company does not record rent expense for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense (see Note 13).

Interest

The Company incurred gross interest expense of approximately $2.2 million, $0.6 million and $0.7 million in the years ended September 30, 2013, 2012 and 2011, respectively.  Interest expense for the year ended September 30, 2013 relates primarily to interest on capital and financing lease obligations.  Interest expense for the years ended September 30, 2012 and 2011 relates primarily to interest for activity under the credit facility, including amortization of deferred financing costs.  The Company did not capitalize any interest for the year ended September 30, 2013 and had insignificant amounts of interest capitalized for the years ended September 30, 2012 and 2011.

11. Note Payable—Related Party

As of September 30, 2012, the Company had an unsecured note payable, bearing interest at 5.33% annually with an outstanding balance of approximately $0.3 million.  The balance of the note payable — related party was fully repaid during fiscal year 2013.

12. Split-Dollar Life Insurance Premiums—Related Party

The Company had an agreement with a related party trust that owned a split-dollar life insurance policy dated January 1, 1994, on Philip Isely. One of the semiannual policy premium payments was paid by the Company each year. Additionally, the Company entered into a note receivable on August 16, 2004, with the co-trustees of the related party trust whereby the Company had agreed to pay the other semiannual policy premium due each policy year. The agreement stated that when the policy was paid, the Company would be repaid the premiums paid plus interest at 2.5% per annum. The Company entered into a collateral assignment with the related party trust whereby the split-dollar life insurance policy was held as collateral security for its advances for premiums paid to date.

On June 14, 2012, the Company entered into an agreement with Zephyr Isely, Kemper Isely and Heather C. Isely, as co-trustees of The Philip and Margaret A. Isely Joint Trust Number One to terminate and cancel the split-dollar life insurance agreement, the collateral assignment, the loan agreement and related promissory note effective with the payment by the co-trustees/trust of all outstanding sums payable to the Company. As of June 14, 2012, the outstanding amounts were approximately $0.7 million for the premiums paid under the split-dollar life insurance agreement and $0.2 million for the premiums paid and interest accrued per the loan agreement for a total receivable to the Company of $0.9 million.  On June 15, 2012, the trust repaid this amount in full, and consistent with the original terms of the agreement, the Company has no further arrangements with the related parties or the trust and no further obligations to pay the split-dollar life insurance policy premiums or any death benefit.

13. Lease Commitments

Operating Leases

The Company leases retail stores, a bulk food repackaging facility and distribution center and administrative offices under long-term operating leases through 2033. These leases include scheduled increases in minimum rents and renewal provisions at the option of the Company. Deferred rent expense as of September 30, 2013 and 2012 was approximately $4.7 million and $3.6 million, respectively. Tenant improvement allowances received from landlords (leasehold incentives) are recorded as liabilities and recognized evenly as a reduction to rent expense over the lease term. Leasehold incentives at September 30, 2013 and 2012 were approximately $5.7 million and $5.3 million, respectively.

The Company has seven leases with Chalet Properties, LLC (Chalet), one lease with the Isely Family Land Trust LLC and one lease with 3801 East Second Avenue LLC, all related parties (see Note 16). The terms and rental rates of these related party leases are similar to leases with nonrelated parties and are at market rental rates. The leases began at various times with the earliest occurring in November 1999, continue for various terms through February 2027 and include various options to renew. Present annual lease payments range from less than $0.1 million to approximately $0.3 million per lease.

The future minimum annual commitments under the terms of the Company’s operating leases having initial or remaining terms in excess of one year as of September 30, 2013 are as follows, dollars in thousands:

	Third parties	Related parties	Total Operating Leases
2014	$15,110	1,650	16,760
2015	16,578	1,654	18,232
2016	16,326	1,633	17,959
2017	15,883	1,635	17,518
2018	15,784	1,635	17,419
Thereafter	108,861	12,117	120,978
	$188,542	20,324	208,866

Total rent expense, including common area expenses and warehouse rent, for the years ended September 30, 2013, 2012 and 2011 totaled approximately $14.8 million, $12.1 million and $9.9 million, respectively, which is included in cost of goods sold and occupancy costs and administrative expenses in the consolidated statements of income.  In addition, approximately $0.6 million, $0.5 million and $0.4 million is included in pre-opening and relocation expense associated with rent expense for stores that had not yet opened for the years ended September 30, 2013, 2012 and 2011, respectively.

For the year ended September 30, 2013, the Company completed one sale-leaseback transaction with an unrelated party for proceeds of approximately $5.0 million, with a gain on the sale of approximately $0.2 million which has been deferred and will be amortized over the initial lease term.  Concurrent with the sale, the Company entered into an agreement to lease the property back from the purchaser over an initial lease term of 15 years.  The Company classified the lease as operating and considers the transaction as a normal leaseback under the provisions of ASC Topic 840, Leases, with no other continuing involvement.

Capital and Financing Lease Obligations

Capital and financing lease obligations as of September 30, 2013 and 2012, are as follows, dollars in thousands:

	As of September 30,
	2013	2012
Capital lease finance obligations, due in monthly installments through fiscal year 2028 and 2027, respectively	$13,746	4,181

Capital lease obligations due in monthly installments through fiscal year 2028	4,792	—

Capital lease finance obligation for assets under construction, due in monthly installments through fiscal year 2028 and 2027, respectively	1,284	1,345

Total capital and financing lease obligations	19,822	5,526

Less current portion	(174)	(12)
Total capital and financing lease obligations, net of current portion	$19,648	5,514

Capital lease finance obligations

From time to time, the Company enters into leases with developers for build-to-suit store locations.  Upon lease execution, the Company analyzes its involvement during the construction period with respect to ASC Topic 840, Leases.  As a result of defined forms of lessee involvement, the Company could be deemed the “owner” for accounting purposes during the construction period, and would be required to capitalize construction costs on its balance sheet.  If the project costs were capitalized, the Company performs a sale-leaseback analysis upon completion of the project to determine if the Company can remove the asset from its balance sheet.  If the asset cannot be removed from the balance sheet, the fair market value of the building remains on the balance sheet along with a corresponding capital lease finance obligation equal to the fair market value of the building less any amounts the Company contributed toward construction.  The Company had capital lease finance obligations totaling approximately $13.7 million and $4.2 million as of September 30, 2013 and 2012, respectively.  The leases that created the obligations expire or become subject to renewal clauses at various dates through fiscal year 2028.  The Company does not record rent expense for capital lease finance obligations, but rather rent payments per the leases are recognized as a reduction of the related capital lease finance obligation and as interest expense.  Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and capital lease finance obligation will be de-recognized.

Capital lease obligations

The Company had capital lease obligations totaling approximately $4.8 million as of September 30, 2013.  The Company had no capital lease obligations as of September 30, 2012.  Per ASC Topic 840, Leases, certain of the Company’s leases for store locations are considered capital leases, and as such, the Company has capitalized the present value of the minimum lease payments under the leases for the stores and recorded related capital lease obligations.  The leases that created the obligation expire or become subject to renewal clauses at various dates through fiscal year 2028.  The Company does not record rent expense for capital lease obligations, but rather rent payments per the leases are recognized as a reduction of the related capital lease obligation and as interest expense.  Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income.

Capital lease finance obligation for assets under construction

As of September 30, 2013, the Company has recorded approximately $1.3 million for construction in process and approximately $1.3 million in capital lease finance obligations for assets under construction.  Once construction is complete, the Company expects to be deemed to have continuing involvement and to capitalize any additional costs of construction.  As of September 30, 2012, the Company had recorded approximately $1.9 million for construction in process and approximately $1.3 million in capital lease finance obligations.  The Company will not record rent expense for these leases, but rather rental payments under the leases will be recognized as a reduction of the capital lease finance obligation and as interest expense.  Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and the capital lease finance obligation will be de-recognized.

Future payments for capital lease finance obligations and capital lease obligations

Future payments under the terms of the leases for opened stores included in capital lease finance obligations and capital lease obligations as of September 30, 2013 are as follows, dollars in thousands:

	Interest expense on capital lease finance obligations	Principal payments on capital lease finance obligations	Interest expense on capital lease obligations	Payments on capital lease obligations	Total future payments on capital lease finance and capital lease obligations
2014	$1,979	51	681	120	2,831
2015	1,971	59	667	134	2,831
2016	1,961	69	650	151	2,831
2017	1,950	79	631	170	2,830
2018	1,938	99	608	192	2,837
Thereafter	16,386	3,402	3,597	4,025	27,410
	$26,185	3,759	6,834	4,792	41,570

Future payments under the terms of the lease for the store location at which construction was in progress as of September 30, 2013, based on the store opening date in the first quarter of fiscal 2014, is as follows, dollars in thousands:

	Interest expense on capital lease finance obligation for assets under construction	Payments on capital lease finance obligation for assets under construction	Future payments under terms of capital lease finance obligation for assets under construction
2014	$135	3	138
2015	134	13	147
2016	133	14	147
2017	131	16	147
2018	129	18	147
Thereafter	1,132	403	1,535
	$1,794	467	2,261

14. Stockholders’ Equity

The Company did not pay dividends during the years ended September 30, 2013, 2012 or 2011.

15.  Share-Based Compensation

The Company adopted an Omnibus Incentive Plan (the Plan) on July 17, 2012. Restricted stock unit awards granted pursuant to the Plan, if they vest, will be settled in shares of the Company’s common stock. At adoption of the Plan, there were 1,090,151 shares of common stock available for issuance or delivery under the Plan, of which 751,889 remain available for grants as of September 30, 2013. The Plan provides for awards of options, stock appreciation rights, stock grants, restricted stock units, other share-based awards and cash-based incentive awards to officers, board members and key employees and consultants.  As of September 30, 2013, only restricted stock units had been granted under the Plan, at no out-of-pocket cost to officers, board members and key employees.  Except as described below with respect to the Chief Financial Officer, these restricted stock units vest subject to requisite service requirements, immediately in part or annually in terms over a one-to-four year period.  The award recipients are not entitled to cash dividends or to vote with regard to non-vested restricted stock units, and the units are subject to forfeiture during the vesting period.  Restricted stock units are granted at the market price of the Company’s stock on the day of grant and are expensed on a straight-line basis over the vesting period.

The shares of non-vested restricted stock units as of September 30, 2013 were as follows:

	Shares	Weighted average grant date fair value
Non-vested as of September 30, 2011	—	$—
Granted	269,351	1.41
Forfeited	—	—
Vested	(178,442)	1.32
Non-vested as of September 30, 2012	90,909	1.66
Granted	68,911	32.87
Forfeited	(204)	34.07
Vested	(73,563)	7.25
Non-vested as of September 30, 2013	86,053	21.80

As of September 30, 2012, the Company had issued restricted stock unit awards to its Chief Financial Officer and a member of the Board of Directors (Board).  The restricted stock grant to the Chief Financial Officer (CFO Award) was in accordance with the terms of her employment agreement that was signed in June 2008 which stated she was entitled to receive a grant of restricted stock units equal to 1.2% of the fully diluted shares of the Company in connection with an IPO.  Two thirds of the CFO Award vested immediately upon completion of the IPO and was settled in a combination of common stock and cash.  The remaining one third, which has vested or will vest in three equal parts over a six, 12 and 18 month period following the IPO, have been or are to be settled 100% in shares of common stock.  Per ASC Topic 718, Stock Compensation, the occurrence of the IPO was deemed a performance condition, and therefore no expense for fiscal year 2012 was recorded until the performance condition was deemed probable (i.e. the closing of the IPO).  Upon completion of the IPO in the fourth quarter of fiscal year ended September 30, 2012, the Company recorded the entire expense associated with the two thirds of the CFO Award that vested immediately, the portion that was settled in common shares was equity classified and expensed at the grant date fair value and the portion that was settled in cash was liability classified and expensed at the market value on the date of the IPO.  The remaining one third of the CFO Award was valued at the grant date fair value, once the performance condition was deemed probable (occurrence of the IPO) a portion of the expense relating to the vesting period that had already expired (June 2008 to July 25, 2012) was expensed, and the remaining amount was or will be expensed ratably over vesting period.

Each independent member of the Company’s Board is granted a number of non-vested stock units under the Plan equal to the number of shares of common stock having a value of $50,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant), which is granted each year on the date of the Company’s annual meeting of stockholders, or a pro rata portion in the case of a mid-year appointment.

The Company recorded total share-based compensation expense before income taxes of approximately $0.6 million and $1.1 million in the years ended September 30, 2013 and 2012, respectively.  No share-based compensation expense was recorded in the year ended September 30, 2011.  The share-based compensation expense is included in cost of goods sold and occupancy expenses, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the applicable officer, board member or key employee’s compensation expense is recorded.  As of September 30, 2013, there was approximately

$1.6 million of unrecognized share-based compensation expense related to non-vested restricted stock units, net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately four years.

16. Related Party Transactions

The Company has ongoing relationships with related entities as noted:

3801 East Second Avenue, LLC:  The Company has one operating lease (see Note 13) for a store location with 3801 East Second Avenue LLC, an entity owned by the Margaret A. Isely Family Trust.  The trust is controlled by Kemper Isely, Zephyr Isely and Heather Isely, who act as its trustees.  Rent paid to 3801 East Second Avenue LLC was less than $0.1 million for each of the years ended September 30, 2013, 2012 and 2011.

Isely Family Land Trust LLC:  The Company has one operating lease (see Note 13) for a store location with the Isely Family Land Trust LLC (Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.3 million for each of the years ended September 30, 2013, 2012 and 2011.

Chalet:  The Company has seven operating leases (see Note 13) with Chalet. Chalet is owned by four of the Company’s non-independent board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $1.3 million, $1.5 million and $1.2 million for the years ended September 30, 2013, 2012 and 2011, respectively.

17. Income Taxes

The following are the components of the provision for income taxes as of September 30, 2013, 2012 and 2011, respectively, dollars in thousands:

	Year ended September 30,
	2013	2012	2011
Current federal income tax expense (benefit)	$3,376	1,102	(1,547)
Current state income tax expense (benefit)	551	180	(224)
	3,927	1,282	(1,771)

Deferred federal income tax	2,156	2,339	3,425
Deferred state income tax	296	334	513
	2,452	2,673	3,938

Total provision for income taxes	$6,379	3,955	2,167

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Year ended September 30,
	2013	2012	2011
Statutory tax rate	34.0%	34.0	34.0
Nontaxable income attributable to noncontrolling interest	—	(2.7)	(6.2)
State income taxes, net of federal income tax expense	3.3	3.0	3.4
Other, net	0.4	0.3	0.8
Effective tax rate	37.7%	34.6	32.0

Deferred taxes have been classified on the consolidated balance sheets as follows, dollars in thousands:

	As of September 30,
	2013	2012
Current assets	$1,114	843
Long-term liabilities	(6,877)	(4,144)
Net deferred tax liabilities	$(5,763)	(3,301)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows, dollars in thousands:

	As of September 30,
	2013	2012
Deferred tax assets
Capital and financing lease obligations	$7,553	2,052
Goodwill and BVC related intangibles	3,209	3,377
Leasehold incentives	2,179	1,978
Deferred rent	1,803	1,344
Trademarks	1,024	998
Accrued employee benefits	728	515
Other	386	329
Intangible assets - other	80	88
Gross deferred tax assets	16,962	10,681
Deferred tax liabilities
Property and equipment	(20,497)	(11,960)
Leasehold improvements	(2,228)	(2,012)
Favorable operating lease	—	(10)
Gross deferred tax liabilities	(22,725)	(13,982)
Net deferred tax liabilities	$(5,763)	(3,301)

Prior to the purchase of the noncontrolling interest in BVC in connection with the IPO (see Note 2), BVC was treated as a partnership under the Internal Revenue Code and similar state statutes; therefore, no provision or liability for federal or state income taxes related to the noncontrolling interest in BVC was included in the consolidated financial statements for the years ended September 30, 2012 and prior. The deferred tax amounts for the Company’s book versus tax basis in its 55% interest of BVC was reflected in the consolidated tax provision as outside basis in BVC for the year ended September 30, 2012, prior to acquisition and for the years ended September 30, 2011 and prior.  Following the purchase of the noncontrolling interest in BVC, income from BVC is treated as taxable income to the Company and included in the provision for federal and state income taxes.  As a result of the acquisition of the remaining noncontrolling interest, the Company is entitled to tax deductions to the extent of any step up in tax basis on the assets of BVC, limited to the cash consideration paid.  Additionally, for tax purposes, in the year ended September 30, 2012, the Company recorded the noncontrolling interest purchase by stepping up acquired fixed asset balances by approximately $0.8 million to reflect fair market value and recorded additional intangibles of approximately $9.2 million.  Accordingly, the tax basis in excess of book basis at the date of purchase resulted in deferred tax assets of approximately $3.6 million.

The Company believes that it is more likely than not that it will fully realize all deferred tax assets in the form of future deductions based on the nature of the deductible temporary differences and expected future taxable income.

As of September 30, 2013 and 2012, the Company had approximately $0.1 million and $0.2 million, respectively, in tax effected operating loss carryforwards related to state income taxes.  The Company utilized less than $0.1 million in tax effected state income tax carryforwards in the year ended September 30, 2012, and will utilize less than $0.1 million in tax effected state income tax carryforwards in the year ended September 30, 2013.

The Company files income tax returns with federal, state and local tax authorities. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years 2011 and prior and is no longer subject to state and local income tax examinations for fiscal years 2008 and prior.

The American Taxpayer Relief Act of 2012 was enacted in January 2013.  The impact of the new law has been recognized in the period of enactment.  The primary impact affecting the Company is the extension of the 50% bonus depreciation on qualifying assets and the special 15 year depreciation life for qualified leasehold property and qualified retail improvement property for property acquired from January 1, 2013 through December 31, 2013.  The Company may also benefit from the American Taxpayer Relief Act of 2012 and by the extension of the Work Opportunity Tax Credit through December 31, 2013.

18. Defined Contribution Plan

The Company has a defined contribution retirement plan (the Retirement Plan) covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provisions of Section 401(k) of the Internal Revenue Code. Employees may defer up to the annual maximum limit prescribed by the Internal Revenue Code. The Company, on a discretionary basis, matches 25% of participant contributions up to a maximum annual employer match of $2,500. The Company’s matching contribution included in administrative expenses was approximately $0.4 million, $0.3 million and $0.3 million for the years ended September 30, 2013, 2012 and 2011, respectively.

19. Segment Reporting

The Company has one reporting segment, natural and organic retail stores. The Company’s revenues are derived from the sale of natural and organic products at its stores. All existing operations are domestic.

Sales from the Company’s natural and organic retail stores are derived from sales of the following products which are presented as a percentage of sales for the years ended September 30, 2013, 2012 and 2011 as follows:

	As of September 30,
	2013	2012	2011
Grocery	65.2%	62.7	59.8
Dietary supplements	24.8	27.0	29.3
Other	10.0	10.3	10.9
	100.0%	100.0	100.0

20. Selected Quarterly Financial Data (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

Summarized unaudited quarterly financial data for fiscal year is as follows, dollars in thousands, except per share data:

	Three months ended
Fiscal Year Ended September 30, 2013	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Net sales	$95,831	106,485	113,164	115,175
Cost of goods sold and occupancy costs	67,994	74,668	80,571	81,689
Gross profit	27,837	31,817	32,593	33,486
Store expenses	20,203	22,163	23,181	24,388
Administrative expenses	3,326	3,342	3,242	3,569
Pre-opening and relocation expenses	519	796	961	955
Operating income	3,789	5,516	5,209	4,574
Other income (expense):
Dividends and interest income	2	2	3	2
Interest expense	(255)	(401)	(610)	(900)
Total other expense	(253)	(399)	(607)	(898)
Income before income taxes	3,536	5,117	4,602	3,676
Provision for income taxes	(1,315)	(1,900)	(1,716)	(1,448)
Net income	2,221	3,217	2,886	2,228
Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$2,221	3,217	2,886	2,228

Basic earnings per share(1)	$0.10	0.14	0.13	0.10
Diluted earnings per share(1)	0.10	0.14	0.13	0.10

	Three months ended
Fiscal Year Ended September 30, 2012	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Net sales	$74,839	84,907	86,707	89,932
Cost of goods sold and occupancy costs	53,240	59,223	61,307	63,558
Gross profit	21,599	25,684	25,400	26,374
Store expenses	16,440	18,028	18,199	19,490
Administrative expenses	2,712	2,813	2,760	4,448
Pre-opening and relocation expenses	427	427	458	861
Operating income	2,020	4,416	3,983	1,575
Other income (expense):
Dividends and interest income	1	3	1	1
Interest expense	(175)	(155)	(144)	(94)
Total other expense	(174)	(152)	(143)	(93)
Income before income taxes	1,846	4,264	3,840	1,482
Provision for income taxes	(586)	(1,487)	(1,300)	(582)
Net income	1,260	2,777	2,540	900
Net (income) loss attributable to noncontrolling interest	(270)	(292)	(339)	73
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$990	2,485	2,201	973

Basic earnings per share	$0.04	0.11	0.10	0.04
Diluted earnings per share	0.04	0.11	0.10	0.04

21. Commitments and Contingencies

Self-Insurance

The Company is self-insured for claims under its health benefit plans, subject to a stop loss policy. The self-insurance liability related to claims under the Company’s health benefit plans is determined based on analysis of actual claims. The amounts related to these claims are included as a component of payroll and employee related expenses in accrued expenses. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. While the Company believes that its assumptions are appropriate, the estimated accrual for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Legal

The Company is periodically involved in various legal proceedings that are incidental to the conduct of its business, including but not limited to employment discrimination claims, customer injury claims and investigations. When the potential liability from a matter can be estimated and the loss is considered probable, the Company records the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. Although the Company cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against it, management does not believe any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its business, prospects, financial condition, cash flows or results of operations.

22. Subsequent Events

Effective December 12, 2013, the Company entered into an amended and restated credit agreement that, among other things, extends the maturity date of the Company’s existing revolving credit facility by three years to January 31, 2017, provides the Company with the right to request the issuance of letters of credit, allows the Company to increase the amount available under the revolving credit facility, which continues to be $15.0 million, up to an additional amount that may not exceed $10.0 million by obtaining an additional commitment or commitments, and eliminates a requirement for a consolidated EBITDA to revenue ratio.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•                              pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the dispositions of our transactions and assets;

•                              provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•                              provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material adverse effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of September 30, 2013 using the criteria described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment of the design and related testing of the internal control over financial reporting, management has concluded that, as of September 30, 2013, we have maintained effective internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report on Form 10-K. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

During the fiscal year ended September 30, 2013, we developed and implemented new controls and took additional actions to address a previously identified material weakness in our internal control over financial reporting as of September 30, 2012 related to our evaluation and accounting for lease transactions, including build-to-suit leases.  These new controls and additional actions included, among other things, changes in personnel, hiring of an external consulting firm to provide guidance on applying the complex accounting standards related to leases, developing and implementing improved policies, processes and procedures to review and document lease activities, and hiring an external consulting firm to assist with implementation of the Company’s internal audit function, as further discussed in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2013, March 31, 2013 and December 31, 2012. After completion of the testing of the design and operating effectiveness of these new controls, we concluded that we had remediated the previously identified material weakness as of September 30, 2013.

Except as described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information provided under the headings “Executive Officers and Directors,” “Corporate Governance”  and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Commission within 120 days of September 30, 2013 (the “2014 Proxy Statement”). We have adopted a code of business conduct and ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, including our principal executive, financial and accounting officers, employees, consultants and contractors. Our code of business conduct and ethics is publicly available on our website at www.naturalgrocers.com and we will post any amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to the information in the 2014 Proxy Statement under the headings “Executive Compensation” and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2014 Proxy Statement under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2014 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information in the 2014 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements: See Part II, Item 8 of this report on Form 10-K.
2.

Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 12, 2013.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely,
Its Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEMPER ISELY	(Principal Executive Officer, Co-President,
Kemper Isely	Director)	December 12, 2013

/s/ ZEPHYR ISELY	(Principal Executive Officer, Co-President,
Zephyr Isely	Director)	December 12, 2013

/s/ SANDRA BUFFA	(Principal Financial and Accounting Officer,
Sandra Buffa	Chief Financial Officer)	December 12, 2013

/s/ ELIZABETH ISELY	Director
Elizabeth Isely		December 12, 2013

/s/ HEATHER ISELY	Director
Heather Isely		December 12, 2013

/s/ MICHAEL CAMPBELL	Director
Michael Campbell		December 12, 2013

/s/ EDWARD CERKOVNIK	Director
Edward Cerkovnik		December 12, 2013

/s/ RICHARD HALLE	Director
Richard Halle		December 12, 2013

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
2.1	Limited Liability Company Interest Purchase and Contribution Agreement between Vitamins, Inc., Howard & Forey, Inc., Natural Grocers by Vitamin Cottage, Inc. and Vitamin Cottage Natural Food Markets, Inc. dated June 14, 2012	Form S-1	333-182186	2.1	June 29, 2012
2.2	Form of Agreement and Plan of Merger by and among Vitamin Cottage Natural Food Markets, Inc., Vitamin Merger, Inc. and Natural Grocers by Vitamin Cottage, Inc.	Form S-1	333-182186	2.2	July 12, 2012
3.1	Amended and Restated Certificate of Incorporation	Form S-1	333-182186	3.1	July 5, 2012
3.2	Amended and Restated Bylaws	Form S-1	333-182186	3.2	July 5, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	Form S-1	333-182186	4.2.	July 20, 2012
4.3	Form of Notice of Grant of Stock Unit Award	Form S-8	333-182886	4.2.	July 27, 2012
4.4	Form of Registration Rights Agreement	Form S-1	333-182186	4.3	July 5, 2012
10.1	Amended and Restated Employment Agreement by and between Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc. and Sandra M. Buffa, dated June 26, 2012*	Form S-1	333-182186	10.1	June 29, 2012
10.2	Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders Party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 29, 2006	Form S-1	333-182186	10.2	June 29, 2012
10.3	First Amendment to Credit Agreement by and among Vitamin Cottage Natural Food Markets, Inc. and JPMorgan Chase Bank, N.A., dated November 2, 2006	Form S-1	333-182186	10.3	June 29, 2012
10.4	Second Amendment to Credit Agreement by and among Vitamin Cottage Natural Food Markets, Inc. and JPMorgan Chase Bank, N.A., dated December 13, 2006	Form S-1	333-182186	10.4	June 29, 2012
10.5	Third Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc. the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated June 26, 2007	Form S-1	333-182186	10.5	June 29, 2012
10.6	Fourth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated November 30, 2008	Form S-1	333-182186	10.6	June 29, 2012
10.7	Fifth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated June 30, 2009	Form S-1	333-182186	10.7	June 29, 2012
10.8	Sixth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated June 30, 2010	Form S-1	333-182186	10.8	June 29, 2012
10.9	Seventh Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated December 21, 2010	Form S-1	333-182186	10.9	June 29, 2012
10.10	Eighth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated May 13, 2011	Form S-1	333-182186	10.10	June 29, 2012
10.11	Ninth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the	Form S-1	333-182186	10.11	June 29, 2012

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
	Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated July 11, 2011
10.12	Tenth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated January 26, 2012	Form S-1	333-182186	10.12	June 29, 2012
10.13	Subordination Agreement by and among Vitamin Cottage Two Ltd. Liability Company, and Vitamin Cottage Natural Food Markets, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated September 29, 2006	Form S-1	333-182186	10.13	June 29, 2012
10.14	First Amendment to Subordination Agreement by and between Vitamin Cottage Two Ltd. Liability Company, and Vitamin Cottage Natural Food Markets, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated June 26, 2007	Form S-1	333-182186	10.14	June 29, 2012
10.15	Amended and Restated Promissory Note by Vitamin Cottage Natural Food Markets, Inc., for the benefit of JPMorgan Chase Bank, N.A., as Lender, dated December 21, 2010	Form S-1	333-182186	10.15	June 29, 2012
10.16	Form of Omnibus Incentive Plan*	Form S-1	333-182186	10.16	July 5, 2012
10.17	Summary of Compensation Arrangements for Non-Employee Directors*	Form S-1	333-182186	10.17	June 29, 2012
10.18	Form of Indemnification Agreement*	Form S-1	333-182186	10.18	June 29, 2012
10.19	Shopping Center Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated January 1, 2010	Form S-1	333-182186	10.19	June 29, 2012
10.20	Ground lease by and between 3801 East Second Avenue, LLC and Vitamin Cottage Natural Food Markets, Inc., dated March 1, 2001	Form S-1	333-182186	10.20	June 29, 2012
10.21	Commercial Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.21	July 5, 2012
10.22	Sublease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.22	June 29, 2012
10.23	Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated September 1, 2011	Form S-1	333-182186	10.23	June 29, 2012
10.24	Lease by and between Chalet Properties, LLC and Boulder Vitamin Cottage Group, LLC, dated July 1, 2011	Form S-1	333-182186	10.24	June 29, 2012
10.25	Lease by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.25	June 29, 2012
10.26	Lease by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.26	June 29, 2012
10.27	Building Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated December 8, 2010	Form S-1	333-182186	10.27	June 29, 2012
10.28	Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated May 20, 2008#	Form S-1	333-182186	10.28	June 29, 2012
10.29	Addendum A to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated February 27, 2009#	Form S-1	333-182186	10.29	June 29, 2012
10.30	Agreement Addendum to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural	Form S-1	333-182186	10.30	June 29, 2012

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
	Food Markets, Inc., dated March 10, 2012#
10.31	Third Amendment to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated June 3, 2012#	Form S-1	333-182186	10.31	June 29, 2012
10.32	Form of Stockholders Agreement, by, between and among Natural Grocers by Vitamin Cottage, Inc. and the stockholders to be named therein	Form S-1	333-182186	10.32	July 12, 2012
10.33	Eleventh Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated October 31, 2012	Form 10-K	001-35608	10.33	December 13, 2012
10.34	Third Amended and Restated Promissory Note by Vitamin Cottage Natural Food Markets, Inc., for the benefit of JPMorgan Chase Bank, N.A., as Lender, dated October 31, 2012	Form 10-K	001-35608	10.34	December 13, 2012
10.35	Pledge and Security Agreement by and between Natural Grocers by Vitamin Cottage, Inc. and JP Morgan Chase Bank, N.A., as Administrative Agent, for the ratable benefit of the Secured Parties, dated October 31, 2012	Form 10-K	001-35608	10.35	December 13, 2012
10.36	Guaranty made by Natural Grocers by Vitamin Cottage, Inc. in favor of JP Morgan Chase Bank, N.A., as Administrative Agent, for the ratable benefit of the Secured Parties, dated October 31, 2012	Form 10-K	001-35608	10.36	December 13, 2012
10.37	Amended and Restated Credit Agreement among Vitamin Cottage Natural Food Markets, Inc. the Lenders Party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated December 12, 2013	—	—	—	—
10.38	Amendment and Reaffirmation of Loan Documents dated December 12, 2013 among Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc., Natural Systems, LLC, Vitamin Cottage Two Ltd. Liability Company and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders and each other Secured Party under the Amended and Restated Credit Agreement referred to above	—	—	—	—
14	Code of Ethics	Form 10-K	001-35608	14	December 13, 2012
21.1	List of subsidiaries	Form 10-K	001-35608	21.1	December 13, 2012
23.1	Consent of KPMG LLP	—	—	—	—
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.3	Certification of Sandra Buffa, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	—	—	—	—

101^

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

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

^ Furnished, not filed.  Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that the interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Act of 1933, and otherwise are not subject to liability under these sections.