Form 10-Q
period 2013-12-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2014-01-30
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013;

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35608

Natural Grocers by Vitamin Cottage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-5034161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12612 West Alameda Parkway
Lakewood, Colorado (Address of principal executive offices)	80228 (Zip code)

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 28, 2014 was 22,472,130.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2013

Except where the context otherwise requires or where otherwise indicated, all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers,’’ and ‘‘the Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 in addition to historical information. These forward-looking statements are included throughout this report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements that are not statements of historical fact, including those that relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information are forward-looking statements. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future” and similar terms and phrases to identify forward-looking statements in this report on Form 10-Q.

The forward-looking statements contained in this report on Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those referenced in “Risk Factors” in our report on Form 10-K for the year ended September 30, 2013 (our “Form 10-K”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

Any forward-looking statement made by us in this report on Form 10-Q speaks only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You are advised, however, to consult any further disclosures we may make in our future reports to the Securities and Exchange Commission, on our website or otherwise.

PART I. Financial Information

Item 1.  Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share and per share data)

	December 31, 2013	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$6,222	8,132
Restricted cash	—	500
Short term investments — available-for-sale securities	1,150	1,149
Accounts receivable, net	1,698	2,401
Merchandise inventory	48,572	45,472
Prepaid expenses and other current assets	870	1,097
Deferred income tax assets	1,196	1,114
Total current assets	59,708	59,865
Property and equipment, net	102,772	98,910
Other assets:
Deposits and other assets	189	203
Goodwill and other intangible assets, net of accumulated amortization of $654 and $654, respectively	900	900
Deferred financing costs, net	39	25
Total other assets	1,128	1,128
Total assets	$163,608	159,903
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,080	28,918
Accrued expenses	10,024	9,306
Capital and financing lease obligations, current portion	189	174
Total current liabilities	38,293	38,398
Long-term liabilities:
Capital and financing lease obligations, net of current portion	19,611	19,648
Deferred income tax liabilities	7,174	6,877
Deferred rent	5,033	4,731
Leasehold incentives	5,904	5,716
Total long-term liabilities	37,722	36,972
Total liabilities	76,015	75,370
Commitments (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 50,000,000 shares, 22,442,389 and 22,441,253 issued and outstanding, respectively	22	22
Additional paid in capital	53,842	53,704
Retained earnings	33,729	30,807
Total stockholders’ equity	87,593	84,533
Total liabilities and stockholders’ equity	$163,608	159,903

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three months ended December 31,
	2013	2012

Net sales	$120,580	95,831
Cost of goods sold and occupancy costs	85,199	67,994
Gross profit	35,381	27,837
Store expenses	25,173	20,203
Administrative expenses	3,889	3,326
Pre-opening and relocation expenses	889	519
Operating income	5,430	3,789
Other (expense) income:
Interest expense	(707)	(255)
Other income, net	1	2
Total other expense	(706)	(253)
Income before income taxes	4,724	3,536
Provision for income taxes	(1,802)	(1,315)
Net income	$2,922	2,221

Net income per common share:
Basic	$0.13	0.10
Diluted	$0.13	0.10
Weighted average common shares outstanding:
Basic	22,442,191	22,372,184
Diluted	22,470,979	22,464,229

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended December 31,
	2013	2012
Net income	$2,922	2,221
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, net of tax	—	1
Other comprehensive income	—	1
Comprehensive income	$2,922	2,222

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended December 31,
	2013	2012
Operating activities:
Net income	$2,922	2,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,938	2,992
Gain on disposal of property and equipment	—	(1)
Share-based compensation	130	17
Excess tax benefit from share-based compensation	(7)	—
Deferred income tax expense (benefit)	215	(636)
Non-cash interest expense	7	22
Interest accrued on investments and amortization of premium	(1)	1
Other amortization	—	17
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	703	(245)
Income tax receivable	575	—
Merchandise inventory	(3,100)	(856)
Prepaid expenses and other assets	(334)	(34)
(Decrease) increase in:
Accounts payable	(961)	(3,008)
Accrued expenses	734	1,676
Deferred rent and leasehold incentives	489	174
Net cash provided by operating activities	5,310	2,340
Investing activities:
Acquisition of property and equipment	(7,684)	(8,825)
Proceeds from sale of property and equipment	—	1
Purchase of available-for-sale securities	—	(181)
Decrease in restricted cash	500	—
Net cash used in investing activities	(7,184)	(9,005)
Financing activities:
Repayments under notes payable, related party	—	(64)
Capital and financing lease obligations payments	(43)	(6)
Excess tax benefit from share-based compensation	7	—
Equity issuance costs	—	(268)
Loan fees paid	—	(18)
Net cash used in financing activities	(36)	(356)
Net decrease in cash and cash equivalents	(1,910)	(7,021)
Cash and cash equivalents, beginning of period	8,132	17,291
Cash and cash equivalents, end of period	$6,222	10,270
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	3
Cash paid for interest on capital and financing lease obligations	693	229
Income taxes paid	22	101
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$3,646	2,176
Property acquired through capital and financing lease obligations	14	10,319

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

December 31, 2013 and 2012

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage® with 76 stores as of December 31, 2013, including 31 stores in Colorado, 13 in Texas, five in Oregon, four each in Kansas, Montana and New Mexico, three each in Arizona, Nebraska and Oklahoma, two each in Idaho and Wyoming, and one each in Missouri and Utah, as well as a bulk food repackaging facility and distribution center in Colorado. The Company had 72 stores as of September 30, 2013.

2. Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended September 30, 2013.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.  Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fiscal year ending September 30.

The holding company was incorporated in Delaware on April 9, 2012. The accompanying consolidated financial statements include all the accounts of the Company’s wholly owned subsidiaries, Vitamin Cottage Natural Food Markets, Inc. (the operating company), Vitamin Cottage Two Ltd. Liability Company (VC2) and Natural Systems, LLC. The operating company formed the holding company in order to facilitate the purchase of the remaining noncontrolling interest in Boulder Vitamin Cottage Group, LLC (BVC) and consummation of the Company’s initial public offering (IPO) during fiscal year 2012.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has one reporting segment, natural and organic retail stores.  Sales from the Company’s natural and organic retail stores are derived from sales of the following products, which are presented as a percentage of sales for the three months ended December 31, 2013 and 2012 as follows:

	Three months ended December 31,
	2013	2012
Grocery	66.6%	64.1
Dietary supplements	23.3	25.4
Other	10.1	10.5
	100.0%	100.0

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in both ASU No. 2011-12 and 2011-05.  ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This update is effective for the Company beginning in the quarter ended December 31, 2013. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

3. Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below is basic and diluted EPS for the three months ended December 31, 2013 and 2012, dollars in thousands, except share and per share data:

	Three months ended December 31,
	2013	2012
Net income	$2,922	2,221

Weighted average common shares outstanding	22,442,191	22,372,184
Effect of dilutive securities	28,788	92,045
Weighted average common shares outstanding including effect of dilutive securities	22,470,979	22,464,229

Basic earnings per share	$0.13	0.10
Diluted earnings per share	$0.13	0.10

The Company did not declare any dividends in the three months ended December 31, 2013 or 2012.

4. Long-Term Debt

Credit Facility

The Company has a revolving credit facility.  The operating company is the borrower under the credit facility and its obligations under the credit facility are guaranteed by the holding company.

On December 12, 2013, the Company entered into an amended and restated $15.0 million credit agreement that, among other things, (i) extended the maturity date of the Company’s revolving credit facility by three years to January 31, 2017, (ii) provides the Company with the right to request the issuance of letters of credit under the credit facility up to $3.0 million, (iii) allows the Company to increase the amount available under the revolving credit facility, up to an additional amount that may not exceed $10.0 million by obtaining an additional commitment or commitments, (iv) eliminated a requirement for a consolidated earnings before interest, taxes, depreciation and amortization to revenue ratio and (v) amended the unused commitment fee from 0.20% to amounts ranging from 0.15% to 0.35% based on certain conditions.

The Company had no amounts outstanding on the revolving credit facility as of December 31, 2013 and September 30, 2013.  As of December 31, 2013, the Company has an undrawn, issued and outstanding letter of credit of $0.5 million which was reserved against the available borrowing under the terms of the revolving credit facility.  There is an available balance of $14.5 million and $15.0 million as of December 31, 2013 and December 31, 2012, respectively, under the revolving credit facility.

As of December 31, 2013 and September 30, 2013, the Company was in compliance with the debt covenants under the credit facility.

Capital and Financing Lease Obligations

From time to time, the Company enters into various leases that are included in capital and financing lease obligations.  The Company does not record rent expense for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense (see Note 5).

Interest

The Company incurred gross interest expense of approximately $0.7 million and approximately $0.3 million in the three months ended December 31, 2013 and 2012, respectively, related primarily to interest on capital and financing lease obligations.  The Company did not capitalize any interest for the three months ended December 31, 2013 and 2012, respectively, and had insignificant amounts of amortization of deferred financing costs for the three months ended December 31, 2013 and 2012, respectively.

5.  Lease Commitments

Capital and financing lease obligations as of December 31, 2013 and September 30, 2013, are as follows, dollars in thousands:

	As of
	December 31, 2013	September 30, 2013
Capital lease finance obligations, due in monthly installments through fiscal year 2028	$15,037	13,746
Capital lease obligations, due in monthly installments through fiscal year 2028	4,763	4,792
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2028	—	1,284
Total capital and financing lease obligations	19,800	19,822
Less current portion	(189)	(174)
Total capital and financing lease obligations, net of current portion	$19,611	19,648

6. Property and Equipment

The Company had the following property and equipment balances as of December 31, 2013 and September 30, 2013, dollars in thousands:

		As of
	Useful lives (in years)	December 31, 2013	September 30, 2013
Construction in process	n/a	$4,028	5,421
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively	40	17,107	15,774
Capitalized real estate leases	15	4,866	4,866
Land improvements	5 - 15	1,000	1,000
Leasehold and building improvements	2 - 20	63,270	59,058
Fixtures and equipment	5 - 7	59,704	56,459
Computer hardware and software	3 - 5	8,655	8,252
		158,630	150,830
Less accumulated depreciation and amortization		(55,858)	(51,920)
Property and equipment, net		$102,772	98,910

As of December 31, 2013 and September 30, 2013, respectively, capitalized real estate leases for build-to-suit stores includes the assets for the Company’s build-to-suit stores and capitalized real estate leases includes assets for the Company’s buildings under capital leases (see Note 5).

Construction in process includes zero and approximately $1.3 million as of December 31, 2013 and September 30, 2013, respectively, related to construction costs for build-to-suit leases in process for which the Company was deemed the owner during the construction period.

Depreciation and amortization expense for the three months ended December 31, 2013 and 2012 is summarized as follows, dollars in thousands:

	Three months ended December 31,
	2013	2012
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$186	173
Depreciation and amortization expense included in store expenses	3,643	2,701
Depreciation and amortization expense included in administrative expenses	109	118
Total depreciation and amortization expense	$3,938	2,992

7. Supplementary Balance Sheet Information

Restricted Cash

As of September 30, 2013, the Company held $0.5 million in restricted cash which represented cash that was pledged as collateral for a standby letter of credit related to the Company’s workers’ compensation insurance. The Company elected to pledge this cash as collateral for the letter of credit to support its workers’ compensation insurance.  As of December 31, 2013, the Company has released the restricted cash balance which existed as of September 30, 2013, and has no restricted cash balance outstanding.  As of December 31, 2013, a $0.5 million letter of credit to support the Company’s workers compensation insurance has been issued under the terms of the amended and restated revolving credit facility.

Accrued Expenses

The composition of accrued expenses is summarized as follows as of December 31, 2013 and September 30, 2013, dollars in thousands:

	As of
	December 31,	September 30,
	2013	2013
Payroll and employee-related expenses	$4,835	5,247
Accrued income, property, sales and use tax payable	3,753	2,686
Deferred revenue related to gift card sales	803	625
Other	633	748
Total accrued expenses	$10,024	9,306

8.  Investments

The Company had available-for-sale securities, generally consisting of certificates of deposit, corporate bonds and municipal bonds totaling approximately $1.2 million and approximately $1.1 million, which were classified as short-term as of December 31, 2013 and September 30, 2013, respectively.  At December 31, 2013, the average maturities of the Company’s short-term investments was approximately two months.  At September 30, 2013, the average maturities of the Company’s short-term investments was approximately five months.  There was no other-than-temporary impairment on available-for-sale securities as of December 31, 2013 or September 30, 2013.

During the three months ended December 31, 2013 and 2012, the Company recorded insignificant amounts of interest income and expense relating to amortized premiums paid.

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

Non-financial assets, such as goodwill and long-lived assets, are accounted for at fair value, if determined to be impaired, on a non-recurring basis.  These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill, at least on an annual basis.

The carrying amounts of financial instruments not included in the table below, including those cash and cash equivalents that are not invested in money market funds, restricted cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those instruments.

As of December 31, 2013 and September 30, 2013, the Company had the following financial assets and liabilities that were subject to fair value measurements according to the fair value hierarchy, dollars in thousands:

		As of
		December 31, 2013		September 30, 2013
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents:
Money market fund	1	$1	1	501	501

Investments — available-for-sale securities:

Certificates of deposit	2	586	586	585	585
Corporate bonds	2	376	376	376	376
Municipal bonds	2	188	188	188	188

The money market fund and available-for-sale securities are carried at fair value. For debt securities for which quoted market prices are not available, the fair value is determined using an income approach valuation technique that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk. During the three months ended December 31, 2013, the Company made no purchases of, and had no maturities or sales of, available-for-sale securities.  During the three months ended December 31, 2013 and for the fiscal year ended September 30, 2013, there were no transfers between levels and the Company had no level 3 assets.  See Note 8 for additional disclosures.

10. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Isely Family Land Trust LLC:  The Company has one operating lease for a store location with the Isely Family Land Trust LLC (Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was less than $0.1 million for each of the three months ended December 31, 2013 and 2012.

Chalet Properties, LLC:  The Company has seven operating leases with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended December 31, 2013 and 2012.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report on Form 10-Q and with our Form 10-K. This discussion and analysis contains forward-looking statements. Refer to Forward-Looking Statements at the beginning of this report for an explanation of these types of statements. All references to a “fiscal year” refer to a year beginning on October 1 of the previous year, and ending on September 30 of such year (for example “fiscal year 2014” refers to the year from October 1, 2013 to September 30, 2014).  Summarized numbers included in this section, and corresponding percentage or basis point changes may not sum due to the effects of rounding.

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado, and as of December 31, 2013, we operated 76 stores in 13 states, including Colorado, Arizona, Idaho, Kansas, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Oregon, Texas, Utah and Wyoming, as well as a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from 5,000 to 16,000 selling square feet.  During the twelve months ended December 31, 2013, our new stores averaged approximately 11,500 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition has enabled us to continue to open new stores and enter new markets. In fiscal year 2013, we opened 13 new stores, in each of fiscal years 2012 and 2011, we opened ten new stores, and in each of fiscal years 2010 and 2009, we opened six new stores. We currently plan to open 15 new stores in fiscal year 2014, four of which we opened during the quarter ended December 31, 2013 in Idaho, Oklahoma, Oregon and Texas.  As of the date of this report, we have signed leases for an additional ten new store locations expected to open in fiscal year 2014 in Colorado, Idaho, Kansas, New Mexico, Oklahoma, Oregon, Utah and Washington.  Additionally, we plan to remodel two existing stores in fiscal year 2014.

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

•    Net sales.  Net sales were $120.6 million for the three months ended December 31, 2013, which is an increase of $24.8 million, or 25.8%, compared to net sales of $95.8 million for the three months ended December 31, 2012.

•    Comparable store sales and daily average comparable store sales.   Comparable store sales and daily average comparable store sales for the three months ended December 31, 2013 increased 10.6% over the three months ended December 31, 2012.

•    Mature store sales and daily average mature store sales.   Mature store sales and daily average mature store sales for the three months ended December 31, 2013 increased 6.9% over the three months ended December 31, 2012.

•    Net income.  Net income was $2.9 million for the three months ended December 31, 2013, which increased $0.7 million, or 31.6%, when compared to net income of $2.2 million for the three months ended December 31, 2012.

•    EBITDA.  Earnings before interest, taxes, depreciation and amortization (EBITDA) was $9.4 million in the three months ended December 31, 2013, which increased $2.6 million, or 38.1%, from $6.8 million in the three months ended December 31, 2012.  EBITDA is not a measure of financial performance under GAAP. Refer to the end of this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

•    Liquidity.  As of December 31, 2013, cash and cash equivalents was $6.2 million, available-for-sale securities, generally consisting of certificates of deposit, corporate bonds and municipal bonds, was $1.2 million, and there was $14.5 million available under our $15.0 million amended and restated revolving credit facility.   As of December 31, 2013, the Company

had an outstanding letter of credit of $0.5 million which was reserved against the available borrowing under the terms of our revolving credit facility.  The Company had no amounts outstanding on the revolving credit facility as of December 31, 2013.

•    New store growth.  We opened four new stores during the three months ended, and operated a total of 76 stores as of December 31, 2013.  We plan to open a total of 15 new stores in fiscal year 2014, which will result in an annual new store growth rate of 20.8%.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

•    Opportunities in the growing natural and organic grocery and dietary supplements industry.  Our industry, which includes organic and natural foods and dietary supplements, continues to experience growth driven primarily by increased public interest in health and nutrition. Capitalizing on this opportunity, we continued to open new stores, including four new stores during the three months ended December 31, 2013.  As we open new stores, our results of operations have been and may continue to be materially adversely affected based on the timing and number of new stores we open, their initial sales and new lease costs.  The length of time it takes for a new store to become profitable can vary depending on a number of factors including location, competition, a new market versus an existing market, the strength of store management and general economic conditions.  Once a new store is open, it typically grows at a faster rate than mature stores for several years after its opening date. Mature stores are stores that have been open for any part of five fiscal years or longer.

In addition, as we expand across the U.S. and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets.  This strategy has resulted in higher lease costs, and we anticipate these increased costs continuing into the foreseeable future.  Our financial results for the three months ended December 31, 2013 reflect the effects of these factors, and we anticipate future periods will be impacted likewise.

•    Impact of broader economic trends.  The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, economic conditions, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. Positive economic trends were reflected in our results of operations for the three months ended December 31, 2013, with daily average comparable store sales up 10.6% as compared to the three months ended December 31, 2012.  In addition, average transaction count increased 5.1% and average transaction size increased 5.3% during the three months ended December, 31, 2013 as compared to the three months ended December 31, 2012.

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

We plan for the foreseeable future to continue opening new stores and entering new markets at or above recent levels of growth. During the past few years, we have successfully expanded our infrastructure to enable us to support our continued growth. This has included successfully implementing our enterprise resource planning system, hiring key personnel and developing efficient, effective new store opening, construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center in September of fiscal year 2012.  We plan to implement a human resources information and learning management system in fiscal year 2014 which we believe will allow us to more efficiently and effectively onboard and train our employees at all locations.

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

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section “Risk Factors” contained in our Form 10-K.

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

•    Change in mature store sales.  We begin to include sales from a store in mature store sales after the store has been open for any part of five fiscal years (for example, our mature stores for fiscal year 2014 are stores that opened during or before fiscal year 2009).  We monitor the percentage change in mature store sales by comparing sales from all stores in our mature store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year.  When a store that is included in mature store sales is remodeled or relocated, we continue to consider sales from that store to be mature store sales. Our mature store sales data may not be presented on the same basis as our competitors.

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink and store occupancy costs. Store occupancy costs include rent, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility.  The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors, and as a result, our cost of goods sold and occupancy costs data included in this report on Form 10-Q may not be identical to those of our competitors, and may not be comparable to similar data made available by our competitors.  Occupancy costs as a percentage of sales typically decrease as new stores mature and increase sales. We do not record straight-line rent expense in cost of goods sold and occupancy costs for the leases classified as capital and financing lease obligations, but rather rent payments are recognized as a reduction of the related obligations and as interest expense. Additionally, depreciation expense related to the capitalized asset is recorded in store expenses.

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

Interest expense

Interest expense consists of the interest associated with capital and financing lease obligations.  Interest expense also includes interest we pay on our outstanding indebtedness, which includes our revolving credit facility.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended December 31,
	2013	2012

Statements of Income Data:*
Net sales	100.0%	100.0
Cost of goods sold and occupancy costs	70.7	71.0
Gross profit	29.3	29.0
Store expenses	20.9	21.1
Administrative expenses	3.2	3.5
Pre-opening and relocation expenses	0.7	0.5
Operating income	4.5	4.0
Interest expense	(0.6)	(0.3)
Income before income taxes	3.9	3.7
Provision for income taxes	(1.5)	(1.4)
Net income	2.4%	2.3

*Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	76	61

Store unit count increase period over period	24.6%	19.6
Change in comparable store sales	10.6	12.9
Change in daily average comparable store sales	10.6	12.9
Change in mature store sales	6.9	8.1
Change in daily average mature store sales	6.9	8.1

Three months ended December 31, 2013 compared to the three months ended December 31, 2012

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended December 31,		Increase (Decrease)
	2013	2012	Dollars	Percent
Statements of Income Data:
Net sales	$120,580	95,831	24,749	25.8%
Cost of goods sold and occupancy costs	85,199	67,994	17,205	25.3
Gross profit	35,381	27,837	7,544	27.1
Store expenses	25,173	20,203	4,970	24.6
Administrative expenses	3,889	3,326	563	16.9
Pre-opening and relocation expenses	889	519	370	71.3
Operating income	5,430	3,789	1,641	43.3
Other (expense) income:
Interest expense	(707)	(255)	(452)	177.3
Other income, net	1	2	(1)	(50.0)
Income before income taxes	4,724	3,536	1,188	33.6
Provision for income taxes	(1,802)	(1,315)	(487)	37.0
Net income	$2,922	2,221	701	31.6

Net sales

Net sales increased $24.8 million, or 25.8%, to $120.6 million for the three months ended December 31, 2013 compared to $95.8 million for the three months ended December 31, 2012 primarily due to a $14.6 million increase in sales from new stores and a $10.2 million, or 10.6%, increase in comparable store sales.  Daily average comparable store sales increased 10.6% for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The daily average comparable store sales increase was primarily driven by a 5.1% increase in daily average transaction count and a 5.3% increase in average transaction size.  Comparable store average transaction size was $36.58 in the three months ended December 31, 2013 compared to $35.66 in the three months ended December 31, 2012.  Mature store sales increased 6.9% in the three months ended December 31, 2013 as compared to three months ended December 31, 2012.

Gross profit

Gross profit increased $7.5 million, or 27.1%, to $35.4 million for the three months ended December 31, 2013 compared to $27.8 million for the three months ended December 31, 2012, primarily driven by positive comparable store sales and new store growth.  Gross margin increased to 29.3% for the three months ended December 31, 2013 from 29.0% for the three months ended December 31, 2012 due to increases in product margin across all departments, partially offset by a shift in sales mix towards products with lower margin. Additionally, gross margin benefited from productivity improvements at the bulk food repackaging and distribution center in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.  Occupancy costs as a percentage of sales for the three months ended December 31, 2013 increased 10 basis points as compared to the three months ended December 31, 2012 due to increased average lease expenses at new stores.  The Company had nine and four leases for stores which were classified as capital and financing lease obligations for the three months ended December 31, 2013 and 2012, respectively.  If these leases had qualified as operating leases, the straight-line expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended December 31, 2013 and 2012 would have been approximately 60 and 25 basis points higher, respectively, than as reported.

Store expenses

Store expenses increased $5.0 million, or 24.6%, to $25.2 million in the three months ended December 31, 2013 from $20.2 million in the three months ended December 31, 2012. Store expenses as a percentage of sales were 20.9% and 21.1% for the three months ended December 31, 2013 and 2012, respectively. The decrease in store expenses as a percentage of sales was primarily due to a decrease in salaries, benefits and related expenses at comparable stores, due to leverage from the increase in sales, as the increased salary related expenses required to support the sales growth was less than the increase in sales.  The decrease in salary related expenses as a percentage of sales was partially offset by increases in depreciation expense at new stores, and to a lesser extent, by increases in advertising expense.

Administrative expenses

Administrative expenses increased $0.6 million, or 16.9%, to $3.9 million for the three months ended December 31, 2013 compared to $3.3 million for the three months ended December 31, 2012, primarily due to the addition of general and administrative positions to support our store growth, increased costs associated with operating as a public company, as well as increased share-based compensation costs.  Administrative expenses as a percentage of sales were 3.2% and 3.5% for the three months ended December 31, 2013 and 2012, respectively.  The decrease in administrative expenses as a percentage of sales was a result of our ability to support additional store investments and sales without proportionate increases in overhead expenses.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.4 million, or 71.3%, in the three months ended December 31, 2013 to $0.9 million compared to $0.5 million for the three months ended December 31, 2012, due to the increased number of new store openings in the first quarter of fiscal year 2014.  Pre-opening and relocation expenses as a percentage of sales were 0.7% and 0.5% for the three months ended December 31, 2013 and 2012, respectively. We opened four new stores, and had no relocated or remodeled stores, for the quarter ended December 31, 2013.  We opened two new stores, and had no relocated or remodeled stores, for the quarter ended December 31, 2012.

Interest expense

Interest expense increased $0.5 million, or 177.3%, to $0.7 million in the three months ended December 31, 2013 compared to $0.3 million for the three months ended December 31, 2012 due to an increase in interest expense related to capital and financing lease obligations.  If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 60 and 25 basis points lower than as reported in the three months ended December 31, 2013 and 2012, respectively.

Income taxes

Our effective income tax rate for the three months ended December 31, 2013 and 2012 was 38.1% and 37.2%, respectively. The increase in our effective income tax rate was primarily due to an increase in federal income taxes.  Our federal income taxes increased because of additional taxable net income and a consequential higher tax rate.  Our additional taxable net income was in part due to the impact of prior deductions for bonus depreciation.

During the first quarter of fiscal year 2014, the Company experienced benefits from the American Taxpayer Relief Act of 2012, which extended the 50% bonus depreciation on qualifying assets and the special 15 year life for qualified leasehold property and qualified retail improvement property for property acquired from January 1, 2013 through December 31, 2013. The Company does not anticipate future benefits from the American Taxpayer Relief Act of 2012 because its provisions expired as of December 31, 2013 and no precedent exists for it being retroactively reauthorized by Congress.

The Company also benefited from the extension of the Work Opportunity Tax Credit during the quarter ended December 31, 2013.  Although the legislative authority for this credit expired December 31, 2013, the Company believes it may benefit from the credit in the future if Congress reauthorizes it.

Net income

Net income increased 31.6% to $2.9 million, or $0.13 per diluted earnings per share, in the three months ended December 31, 2013 from $2.2 million, or $0.10 per diluted earnings per share, in the three months ended December 31, 2012.

EBITDA

EBITDA increased 38.1% to $9.4 million in the three months ended December 31, 2013 compared to $6.8 million in the three months ended December 31, 2012.  EBITDA as a percent of sales was 7.8% and 7.1% for the three months ended December 31, 2013 and 2012, respectively.  The stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 60 and 40 basis points for the three months ended December 31, 2013 and 2012, respectively, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening date if these leases had been accounted for as operating leases.

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest, taxes, depreciation and amortization. We believe EBITDA provides additional information about (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA performance is a measure in our incentive compensation payments.

Furthermore, management believes some investors use EBITDA as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations.  By providing this non-GAAP financial measure, together with a reconciliation from net income, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Our competitors may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

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

The following table reconciles net income to EBITDA, dollars in thousands:

	Three months ended December 31,
	2013	2012
Net income	$2,922	2,221
Interest expense	707	255
Provision for income taxes	1,802	1,315
Depreciation and amortization	3,938	2,992
EBITDA	$9,369	6,783

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents, available-for-sale securities and borrowings under our revolving credit facility.

Our primary uses of cash are for capital expenditures predominantly in connection with opening new stores and relocating and remodeling certain existing stores, purchases of inventory, operating expense, debt service and corporate taxes. As of December 31, 2013, we had $6.2 million in cash and cash equivalents and $1.2 million in available-for-sale securities, as well as $14.5 million available under our amended and restated revolving credit facility.  As of December 31, 2013, we had an undrawn, issued and outstanding letter of credit of $0.5 million which was reserved against the available borrowing under the terms of our revolving credit facility.  The Company had no amounts outstanding on the revolving credit facility as of December 31, 2013.  On December 12, 2013, we entered into an amended and restated $15.0 million credit agreement that, among other things, (i) extended the maturity date of the Company’s revolving credit facility by three years to January 31, 2017, (ii) provides the Company with the right to request the issuance of letters of credit under the credit facility up to $3.0 million, (iii) allows the Company to increase the amount available under the revolving credit facility, up to an additional amount that may not exceed $10.0 million by obtaining an additional commitment or commitments, (iv) eliminated a requirement for a consolidated EBITDA to revenue ratio and (v) amended the unused commitment fee from 0.20% to amounts ranging from 0.15% to 0.35% based on certain conditions.

We plan to continue to open new stores, which has previously required and may require us to borrow additional amounts under our revolving credit facility in the future. We plan to spend approximately $27 million to $29 million on capital expenditures during the remaining nine months of fiscal year 2014. We believe that cash and cash equivalents and short-term investments, together with the cash generated from operations and the borrowing availability under our revolving credit facility will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Three months ended December 31,
	2013	2012
Net cash provided by operating activities	$5,310	2,340
Net cash used in investing activities	(7,184)	(9,005)
Net cash used in financing activities	(36)	(356)
Net decrease in cash and cash equivalents	(1,910)	(7,021)
Cash and cash equivalents, beginning of period	8,132	17,291
Cash and cash equivalents, end of period	$6,222	10,270

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $3.0 million, or 126.9%, to $5.3 million in the three months ended December 31, 2013, from $2.3 million in the three months ended December 31,

2012. The increase in cash provided by operating activities was primarily due to an increase in net income, as adjusted for depreciation and amortization resulting from the addition of new stores, offset by changes in working capital driven by the timing of payment on inventory purchases.  Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Investing Activities

Cash used in investing activities decreased $1.8 million, or 20.2%, to $7.2 million in the three months ended December 31, 2013 from $9.0 million in the three months ended December 31, 2012. Cash used in investing activities consists primarily of capital expenditures which decreased $1.1 million to $7.7 million for the three months ended December 31, 2013 as compared to $8.8 million for the three months ended December 31, 2012. We opened four new stores during the three months ended December 31, 2013 compared to opening of two new stores during the quarter ended December 31, 2012.  In the quarter ended December 31, 2012, capital expenditures included approximately $5.0 million of capital expenditures for assets acquired in the fourth quarter of fiscal year 2012, but paid during the quarter ended December 31, 2012, including amounts related to our bulk food repackaging and distribution center.  The remaining change in cash used for capital expenditures was due in part to the timing, costs and number of new stores opened during the three months ended December 31, 2013 as compared to the quarter ended December 31, 2012.  The cash used for capital expenditures was partially offset by a $0.5 million reduction in our restricted cash balance in the quarter ended December 31, 2013.

We opened four new stores in the three months ended December 31, 2013, and currently plan to open an additional 11 new stores and remodel two stores during the remaining nine months of fiscal year 2014. We plan to spend approximately $27 million to $29 million on capital expenditures during the remaining nine months of fiscal year 2014 in association with the 11 planned new stores and two store remodels.

We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.5 million per store consisting of capital expenditures of approximately $1.9 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.3 million.

Financing Activities

Cash used in financing activities consists primarily of payments of capital and financing lease obligations for the three months ended December 31, 2013. Cash used in financing activities was less than $0.1 million for the three months ended December 31, 2013, as compared to $0.3 million in the three months ended December 31, 2012.  The decrease in cash used in financing activities for the three months ended December 31, 2013 was primarily due to a decrease in equity issuance costs paid which were included in the quarter ended December 31, 2012 and were zero in the quarter ended December 31, 2013.

Credit Facility

Credit Facility

We are a party to the $15.0 million amended and restated revolving credit facility, which we may increase by up to an additional amount that may not exceed $10.0 million, as further described above in “Liquidity and Capital Resources”.  The operating company is the borrower under the credit facility and its obligations under the credit facility are guaranteed by the holding company.  We were previously party to a term loan that was fully repaid in fiscal year 2012.

As of December 31, 2013, we had no amounts outstanding on the revolving credit facility, $0.5 million letter of credit issued and outstanding, and $14.5 million available for borrowing.  Interest is determined by the lender’s administrative agent and is stated at the adjusted LIBOR rate for the interest period plus the lender spread. The lender spread will be reduced subject to us meeting certain financial measures.

The amended and restated revolving credit facility requires compliance with certain operational and financial covenants (including a leverage ratio and a fixed charge coverage ratio). The revolving credit facility also contains certain other limitations on our ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions as defined in the agreement. Additionally, the revolving credit facility prohibits the payment of cash dividends to the holding company from the operating company, without the bank’s consent except when no default or event of default exists.  If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business.  We do not expect such restrictions to impact our ability to meet our cash obligations.  The terms and conditions of the agreement for the revolving credit facility and associated documents are customary and include, among other things, guarantees, security interest grants, pledges and subordinations.  As of December 31, 2013 we were in compliance with the debt covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Interest payments (1)	$68	22	44	2	—
Operating leases (2)	234,343	18,692	38,497	37,228	139,926
Capital and financing lease obligations, including principal and interest payments (3)	43,095	2,978	5,955	5,972	28,190
Contractual obligations for construction related activities (4)	1,559	1,559	—	—	—
	$279,065	23,251	44,496	43,202	168,116

(1)              We assumed the interest payments to be paid during the remainder of the revolving credit facility using an unused commitment fee of 0.15% for amounts not borrowed as of December 31, 2013.

(2)              Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.   Balance also includes assignment and other fees due pursuant to terms of certain of our operating lease obligations.

(3)              Represents the payments due under our capital and financing lease obligations for nine stores, all of which were open as of December 31, 2013.  We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(4)              Contractual obligations for construction related activities include future payments to general contractors that are legally binding as of December 31, 2013 and relate to new store construction, relocations and remodels.

Off-Balance Sheet Arrangements

As of December 31, 2013, our off-balance sheet arrangements consist of operating leases and the undrawn portion of our amended and restated revolving credit facility. All of our stores, bulk food repackaging facility and distribution center and administrative facilities are leased, and as of December 31, 2013, nine leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements included in this report on Form 10-Q.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Actual amounts may differ from these estimates. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. We evaluate our accounting policies and resulting estimates on an ongoing basis to make adjustments we consider appropriate under the facts and circumstances.  Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements include, accounting for income taxes, accounting for impairment of long-lived assets and accounting for leases, which are discussed in more detail under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II of our Form 10-K.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to interest rate changes of our long-term debt. We had no amounts outstanding on our revolving credit facility during the three months ended December 31, 2013.  We do not use financial instruments for trading or other speculative purposes.  There have been no material changes regarding our market risk position from the information provided under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
10.1	Amended and Restated Credit Agreement among Vitamin Cottage Natural Food Markets, Inc. the Lenders Party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated December 12, 2013	Form 10-K	001-35608	10.37	December 12, 2013
10.2	Amendment and Reaffirmation of Loan Documents dated December 12, 2013 among Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc., Natural Systems, LLC, Vitamin Cottage Two Ltd. Liability Company and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders and each other Secured Party under the Amended and Restated Credit Agreement referred to above	Form 10-K	001-35608	10.38	December 12, 2013
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.3	Certification of Sandra Buffa, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1†	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
101 ^

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) notes to Unaudited Interim Consolidated Financial Statements.

† The certifications attached as Exhibit 32.1 that accompany this report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Natural Grocers by Vitamin Cottage, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on January 30, 2014.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ SANDRA BUFFA
Sandra Buffa, Chief Financial Officer
(Principal Financial and Accounting Officer)