Form 10-Q
period 2014-03-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2014-05-01
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014;

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 29, 2014 was 22,476,986.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2014

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

The forward-looking statements contained in this report on Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those referenced in “Risk Factors” in our report on Form 10-K for the year ended September 30, 2013 (our “Form 10-K”), as amended by Part II, Item 1A of this report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1.  Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2014	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$7,814	8,132
Restricted cash	—	500
Short term investments — available-for-sale securities	95	1,149
Accounts receivable, net	1,801	2,401
Merchandise inventory	53,090	45,472
Prepaid expenses and other current assets	1,183	1,097
Deferred income tax assets	1,279	1,114
Total current assets	65,262	59,865
Property and equipment, net	108,518	98,910
Other assets:
Deposits and other assets	740	203
Goodwill and other intangible assets, net of accumulated amortization of $654 and $654, respectively	900	900
Deferred financing costs, net	44	25
Total other assets	1,684	1,128
Total assets	$175,464	159,903
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,096	28,918
Accrued expenses	10,713	9,306
Capital and financing lease obligations, current portion	195	174
Total current liabilities	45,004	38,398
Long-term liabilities:
Capital and financing lease obligations, net of current portion	19,560	19,648
Deferred income tax liabilities	6,606	6,877
Deferred rent	5,373	4,731
Leasehold incentives	6,743	5,716
Total long-term liabilities	38,282	36,972
Total liabilities	83,286	75,370
Commitments (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 50,000,000 shares, 22,476,986 and 22,441,253 issued and outstanding, respectively	22	22
Additional paid in capital	54,428	53,704
Retained earnings	37,728	30,807
Total stockholders’ equity	92,178	84,533
Total liabilities and stockholders’ equity	$175,464	159,903

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Net sales	$130,343	106,485	250,923	202,316
Cost of goods sold and occupancy costs	91,590	74,668	176,789	142,662
Gross profit	38,753	31,817	74,134	59,654
Store expenses	26,877	22,163	52,050	42,366
Administrative expenses	3,548	3,342	7,437	6,668
Pre-opening and relocation expenses	1,211	796	2,100	1,315
Operating income	7,117	5,516	12,547	9,305
Other (expense) income:
Interest expense	(704)	(401)	(1,411)	(656)
Other income, net	1	2	2	4
Total other expense	(703)	(399)	(1,409)	(652)
Income before income taxes	6,414	5,117	11,138	8,653
Provision for income taxes	(2,415)	(1,900)	(4,217)	(3,215)
Net income	$3,999	3,217	6,921	5,438

Net income per common share:
Basic	$0.18	0.14	0.31	0.24
Diluted	$0.18	0.14	0.31	0.24
Weighted average common shares outstanding:
Basic	22,464,941	22,393,993	22,453,441	22,382,969
Diluted	22,483,753	22,441,445	22,477,201	22,437,183

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Net income	$3,999	3,217	6,921	5,438
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, net of tax	—	1	—	2
Other comprehensive income	—	1	—	2
Comprehensive income	$3,999	3,218	6,921	5,440

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended March 31,
	2014	2013
Operating activities:
Net income	$6,921	5,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,054	6,225
Gain on disposal of property and equipment	—	(2)
Share-based compensation	263	43
Excess tax benefit from share-based compensation	(460)	(211)
Deferred income tax (benefit) expense	(437)	652
Non-cash interest expense	11	31
Interest accrued on investments and amortization of premium	9	12
Other amortization	—	26
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	600	272
Income tax receivable	359	—
Merchandise inventory	(7,618)	(4,993)
Prepaid expenses and other assets	(981)	(193)
Increase (decrease) in:
Accounts payable	5,382	1,339
Accrued expenses	1,876	2,072
Deferred rent and leasehold incentives	1,669	(18)
Net cash provided by operating activities	15,648	10,693
Investing activities:
Acquisition of property and equipment	(17,853)	(17,667)
Proceeds from sale of property and equipment	—	2
Purchase of available-for-sale securities	—	(426)
Proceeds from maturity of available-for-sale securities	1,045	340
Decrease (increase) in restricted cash	500	(500)
Net cash used in investing activities	(16,308)	(18,251)
Financing activities:
Borrowings under credit facility	530	—
Repayments under credit facility	(530)	—
Repayments under notes payable, related party	—	(128)
Capital and financing lease obligations payments	(88)	(33)
Excess tax benefit from share-based compensation	460	211
Equity issuance costs	—	(268)
Credit facility fees paid	(30)	(18)
Net cash provided by (used in) financing activities	342	(236)
Net decrease in cash and cash equivalents	(318)	(7,794)
Cash and cash equivalents, beginning of period	8,132	17,291
Cash and cash equivalents, end of period	$7,814	9,497
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	6
Cash paid for interest on capital and financing lease obligations	1,392	619
Income taxes paid	3,656	1,948
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$3,341	4,087
Property acquired through capital and financing lease obligations	14	10,523

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2014 and 2013

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company typically operates its retail stores under its trademark Natural Grocers by Vitamin Cottage® with 81 stores as of March 31, 2014, including 32 stores in Colorado, 13 in Texas, six in Oregon, five each in Kansas and New Mexico, four in Montana, three each in Arizona, Idaho, Nebraska and Oklahoma, two in Wyoming, and one each in Missouri and Utah, as well as a bulk food repackaging facility and distribution center in Colorado. The Company had 72 stores as of September 30, 2013.

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

The holding company was incorporated in Delaware on April 9, 2012. The accompanying consolidated financial statements include all the accounts of the Company’s wholly owned subsidiaries, Vitamin Cottage Natural Food Markets, Inc. (the operating company), Vitamin Cottage Two Ltd. Liability Company and Natural Systems, LLC. The operating company formed the holding company in order to facilitate the purchase of the remaining noncontrolling interest in Boulder Vitamin Cottage Group, LLC and consummation of the Company’s initial public offering (IPO) during fiscal year 2012.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has one reporting segment, natural and organic retail stores.  Sales from the Company’s natural and organic retail stores are derived from sales of the following products, which are presented as a percentage of sales for the three and six months ended March 31, 2014 and 2013 as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Grocery	66.1%	64.4	66.3	64.2
Dietary supplements	24.0	25.7	23.7	25.6
Other	9.9	9.9	10.0	10.2
	100.0%	100.0	100.0	100.0

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in both ASU No. 2011-12 and 2011-05.  ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This update was effective for the Company beginning in the quarter ended December 31, 2013. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

3. Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below are basic and diluted EPS for the three and six months ended March 31, 2014 and 2013, dollars in thousands, except per share data:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Net income	$3,999	3,217	6,921	5,438

Weighted average common shares outstanding	22,464,941	22,393,993	22,453,441	22,382,969
Effect of dilutive securities	18,812	47,452	23,760	54,214
Weighted average common shares outstanding including effect of dilutive securities	22,483,753	22,441,445	22,477,201	22,437,183

Basic earnings per share	$0.18	0.14	0.31	0.24
Diluted earnings per share	$0.18	0.14	0.31	0.24

There were 3,558 non-vested restricted stock units (RSUs) for the three and six months ended March 31, 2014 excluded from the calculation as they are antidilutive.  There were 4,856 antidilutive non-vested RSUs for the three and six months ended March 31, 2013.

The Company did not declare any dividends in the three and six months ended March 31, 2014 or 2013.

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

The Company had no amounts outstanding on the revolving credit facility as of March 31, 2014 and September 30, 2013.  During the six months ended March 31, 2014, the Company made and repaid draws on the revolving credit facility.  As of March 31, 2014, the Company had an undrawn, issued and outstanding letter of credit of $0.7 million which was reserved against the amount available for borrowing under the terms of the revolving credit facility.  There was an available balance of $14.3 million and $15.0 million as of March 31, 2014 and September 30, 2013, respectively, under the revolving credit facility.

As of March 31, 2014 and September 30, 2013, the Company was in compliance with the debt covenants under the credit facility.

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

Interest

The Company incurred gross interest expense of approximately $0.7 million and approximately $0.4 million in the three months ended March 31, 2014 and 2013, respectively, and approximately $1.4 million and approximately $0.7 million in the six months ended March 31, 2014 and 2013, respectively, related primarily to interest on capital and financing lease obligations.  The Company did not capitalize any interest for the three or six months ended March 31, 2014 and 2013, and had insignificant amounts of amortization of deferred financing costs for the three and six months ended March 31, 2014 and 2013.

5.  Lease Commitments

Capital and financing lease obligations as of March 31, 2014 and September 30, 2013, are as follows, dollars in thousands:

	As of
	March 31, 2014	September 30, 2013
Capital lease finance obligations, due in monthly installments through fiscal year 2028	$15,022	13,746
Capital lease obligations, due in monthly installments through fiscal year 2028	4,733	4,792
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2028	—	1,284
Total capital and financing lease obligations	19,755	19,822
Less current portion	(195)	(174)
Total capital and financing lease obligations, net of current portion	$19,560	19,648

6. Property and Equipment

The Company had the following property and equipment balances as of March 31, 2014 and September 30, 2013, dollars in thousands:

		As of
	Useful lives (in years)	March 31, 2014	September 30, 2013
Construction in process	n/a	$3,835	5,421
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively	40	17,107	15,774
Capitalized real estate leases	15	4,866	4,866
Land improvements	5 - 15	1,000	1,000
Leasehold and building improvements	2 - 20	68,179	59,058
Fixtures and equipment	5 - 7	64,037	56,459
Computer hardware and software	3 - 5	9,468	8,252
		168,492	150,830
Less accumulated depreciation and amortization		(59,974)	(51,920)
Property and equipment, net		$108,518	98,910

As of March 31, 2014 and September 30, 2013, respectively, capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings for build-to-suit stores under capital lease finance obligations, and capitalized real estate leases includes assets for the Company’s buildings under capital leases (see Note 5).

Construction in process includes zero and approximately $1.3 million as of March 31, 2014 and September 30, 2013, respectively, related to construction costs for build-to-suit leases in process for which the Company was deemed the owner during the construction period.

Depreciation and amortization expense for the three and six months ended March 31, 2014 and 2013 is summarized as follows, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$190	183	376	356
Depreciation and amortization expense included in store expenses	3,799	2,949	7,442	5,650
Depreciation and amortization expense included in administrative expenses	127	101	236	219
Total depreciation and amortization expense	$4,116	3,233	8,054	6,225

7. Supplementary Balance Sheet Information

Restricted Cash

As of September 30, 2013, the Company held $0.5 million in restricted cash which represented cash that was pledged as collateral for a standby letter of credit related to the Company’s workers’ compensation insurance. As of March 31, 2014, the Company had released the restricted cash balance which existed as of September 30, 2013, and had no restricted cash balance outstanding.

Accrued Expenses

The composition of accrued expenses is summarized as follows as of March 31, 2014 and September 30, 2013, dollars in thousands:

	As of
	March 31,	September 30,
	2014	2013
Payroll and employee-related expenses	$5,709	5,247
Accrued income, property, sales and use tax payable	3,018	2,686
Deferred revenue related to gift card sales	728	625
Other	1,258	748
Total accrued expenses	$10,713	9,306

8.  Investments

The Company had available-for-sale securities consisting of certificates of deposit totaling approximately $0.1 million as of March 31, 2014, which were classified as short-term.  The Company had available-for-sale securities generally consisting of certificates of deposit, corporate bonds and municipal bonds of approximately $1.1 million as of September 30, 2013, which were classified as short-term.  At March 31, 2014 and September 30, 2013, the average maturities of the Company’s short-term investments were approximately one month and approximately five months, respectively.  There was no other-than-temporary impairment on available-for-sale securities as of March 31, 2014 or September 30, 2013.

During the three and six months ended March 31, 2014 and 2013, the Company recorded insignificant amounts of interest income and expense relating to amortized premiums paid.

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

The carrying amounts of financial instruments not included in the table below, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those instruments.

As of March 31, 2014 and September 30, 2013, the Company had the following financial assets and liabilities that were subject to fair value measurements according to the fair value hierarchy, dollars in thousands:

		As of
		March 31, 2014		September 30, 2013
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents:
Money market fund	1	$—	—	501	501

Investments — available-for-sale securities:
Certificates of deposit	2	95	95	585	585
Corporate bonds	2	—	—	376	376
Municipal bonds	2	—	—	188	188

The money market fund and available-for-sale securities are carried at fair value. For debt securities for which quoted market prices are not available, the fair value is determined using an income approach valuation technique that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk. During the three and six months ended March 31, 2014, the Company made no purchases of available-for-sale securities.  During the three and six months ended March 31, 2013, the Company made purchases of $0.2 million and $0.4 million, respectively, of available-for-sale securities.  During the three and six months ended March 31, 2014, the Company had $1.0 million and $1.0 million of maturities of available-for-sale securities, respectively.  During the three and six months ended March 31, 2013, the Company had $0.3 million and $0.3 million of maturities of available-for-sale securities, respectively.  During the three and six months ended March 31, 2014 and 2013, and for the fiscal year ended September 30, 2013, there were no transfers between levels and the Company had no Level 3 assets.  See Note 8 for additional disclosures.

10. Share-based Compensation

The Company adopted an Omnibus Incentive Plan (the Plan) on July 17, 2012.  RSUs granted pursuant to the Plan, if they vest, will be settled in shares of the Company’s common stock.  Changes in non-vested RSUs outstanding under the Plan as of March 31, 2014 were as follows:

	RSUs	Weighted average grant date fair value
Non-vested as of September 30, 2013	86,053	$21.80
Granted	3,558	42.16
Forfeited	(556)	34.07
Vested	(35,733)	4.60
Non-vested as of March 31, 2014	53,322	34.56

Each independent member of the Company’s Board of Directors is granted a number of RSUs under the Plan each year equal to the number of shares of common stock having a value of $50,000 based on the closing price of common stock on the New York Stock Exchange (NYSE) on the date of grant. All of these RSUs are granted on the date of the Company’s annual meeting of stockholders or, in the case of a mid-year appointment, a pro rata portion is granted at the time of appointment. In either case, the RSUs vest over a twelve month period and are expensed straight-line over that period.  The Company held its annual meeting of stockholders on March 5, 2014, and each independent member of the Company’s Board of Directors received awards based on the closing price of common stock on the NYSE on that date.  The RSU’s granted to the independent members of the Board of Directors at the Company’s annual meeting on March 6, 2013 vested on March 6, 2014.

The RSU grant to the Chief Financial Officer (CFO Award) under the Plan was in accordance with the terms of her employment agreement that was signed in June 2008, which stated she was entitled to receive a grant of RSUs equal to 1.2% of the fully diluted shares of the Company in connection with an IPO.  Two-thirds of the CFO Award vested immediately upon completion of the IPO and was settled in a combination of common stock and cash.  The remaining one-third was settled 100% in shares of common stock and vested, in three equal parts over a six, 12 and 18 month period following the IPO.  In January 2014, which was 18 months after the IPO, the final portion vested.

The Company recorded total share-based compensation expense before income taxes of approximately $0.2 million and $0.3 million in the three and six months ended March 31, 2014, respectively, and recorded less than $0.1 million in each of the three and six months ended March 31, 2013, respectively.  The share-based compensation expense is included in cost of goods sold and occupancy expenses, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the applicable officer, board member or key employee’s compensation expense is recorded.  As of March 31, 2014, there was approximately $1.5 million of unrecognized share-based compensation expense related to non-vested RSUs net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately three years.

11. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Isely Family Land Trust LLC:  The Company has one operating lease for a store location with the Isely Family Land Trust LLC (Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended March 31, 2014 and 2013.  Rent paid to the Land Trust was approximately $0.2 million for each of the six months ended March 31, 2014 and 2013.

Chalet Properties, LLC:  The Company has seven operating leases with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended March 31, 2014 and 2013.  Rent paid to Chalet was approximately $0.6 million for each of the six months ended March 31, 2014 and 2013.

12. Commitments and Contingencies

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado, and as of March 31, 2014, we operated 81 stores in 13 states, including Colorado, Arizona, Idaho, Kansas, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Oregon, Texas, Utah and Wyoming, as well as a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We regularly review and update these standards.  During the three months ended March 31, 2014, for example, we updated our dairy standards and, as a result, plan by April 2015 to sell only pasture-raised, non-confinement dairy products.

The size of our stores varies from 5,000 to 16,000 selling square feet.  During the twelve months ended March 31, 2014, our new stores averaged approximately 11,500 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition has enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2013, we grew at a compound annual growth rate of 21.7%.  In fiscal year 2013, we opened 13 new stores, and we currently plan to open 15 new stores in fiscal year 2014, nine of which we opened during the six months ended March 31, 2014.  Since March 31, 2014 and as of the date of this report, we have opened two additional new store locations, signed leases for the remaining four new store locations expected to open in the remainder of fiscal year 2014 in Kansas, Oklahoma, Oregon and Washington, and have signed leases for four new store locations expected to open in fiscal year 2015 in Colorado, Kansas, Nevada and Oklahoma.  Additionally, we completed the remodel of one existing store location in the six months ended March 31, 2014 and plan to remodel one additional existing store in fiscal year 2014.

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

•    Net sales.  Net sales were $130.3 million for the three months ended March 31, 2014, which is an increase of $23.9 million, or 22.4%, compared to net sales of $106.5 million for the three months ended March 31, 2013.  We reported net sales of $250.9 million for the six months ended March 31, 2014, which is an increase of $48.6 million, or 24.0%, compared to net sales of $202.3 million for the six months ended March 31, 2013.

•    Comparable store sales.  Comparable store sales for the three and six months ended March 31, 2014 increased 6.9% and 8.7%, respectively, over the three and six months ended March 31, 2013.

•    Daily average comparable store sales.  Daily average comparable store sales, which removes the effect of the additional one selling day for the occurrence of Easter in March of 2013, increased 5.7% and 8.1%, respectively in the three and six months ended March 31, 2014 over the three and six months ended March 31, 2013.

•    Mature store sales.  Mature store sales for the three and six months ended March 31, 2014 increased 4.9% and 5.9%, respectively, over the three and six months ended March 31, 2013.

•    Daily average mature store sales.  Daily average mature store sales, which removes the effect of the additional one selling day for the occurrence of Easter in March of 2013, increased 3.7% and 5.3%, respectively, in the three and six months ended

March 31, 2014 over the three and six months ended March 31, 2013.

•    Net income.  Net income was $4.0 million for the three months ended March 31, 2014, which increased $0.8 million, or 24.3%, when compared to net income of $3.2 million for the three months ended March 31, 2013.  We reported net income of $6.9 million for the six months ended March 31, 2014, which increased $1.5 million, or 27.3%, when compared to net income of $5.4 million for the six months ended March 31, 2013.

•    EBITDA.  Earnings before interest, taxes, depreciation and amortization (EBITDA) was $11.2 million in the three months ended March 31, 2014, which increased $2.5 million, or 28.4%, from $8.8 million in the three months ended March 31, 2013.  We generated EBITDA of $20.6 million in the six months ended March 31, 2014, which increased $5.1 million, or 32.6%, from $15.5 million in the six months ended March 31, 2013.  EBITDA is not a measure of financial performance under GAAP. Refer to the end of this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

•    Liquidity.  As of March 31, 2014, cash and cash equivalents was $7.8 million, available-for-sale securities, consisting of certificates of deposit, was $0.1 million, and there was $14.3 million available under our $15.0 million amended and restated revolving credit facility.  As of March 31, 2014, the Company had an outstanding letter of credit of $0.7 million which was reserved against the amount available for borrowing under the terms of our revolving credit facility.  The Company had no amounts outstanding on the revolving credit facility as of March 31, 2014.

•    New store growth.  We opened five new stores during the three months ended March 31, 2014, and opened nine new stores during the six months ended March 31, 2014.  We operated a total of 81 stores as of March 31, 2014.  We plan to open a total of 15 new stores in fiscal year 2014, which will result in an annual new store growth rate of 20.8% for fiscal year 2014 compared to fiscal year 2013.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

•    Opportunities in the growing natural and organic grocery and dietary supplements industry.  Our industry, which includes organic and natural foods and dietary supplements, continues to experience growth driven primarily by increased public interest in health and nutrition. Capitalizing on this opportunity, we continued to open new stores and markets.  As we open new stores, our results of operations have been and may continue to be materially adversely affected based on the timing and number of new stores we open, their initial sales and new lease costs.  The length of time it takes for a new store to become profitable can vary depending on a number of factors including location, competition, a new market versus an existing market, the strength of store management and general economic conditions.  Once a new store is open, it typically grows at a faster rate than mature stores for several years after its opening date. Mature stores are stores that have been open for any part of five fiscal years or longer.

As we expand across the U.S. and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets.  This strategy has resulted in higher lease costs, and we anticipate these increased costs continuing into the foreseeable future.  Our financial results for the three and six months ended March 31, 2014 reflect the effects of these factors, and we anticipate future periods will be impacted likewise.

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

We plan for the foreseeable future to continue opening new stores and entering new markets at or above recent levels of growth. During the past few years, we have successfully expanded our infrastructure to enable us to support our continued growth. This has included successfully implementing our enterprise resource planning system, hiring key personnel and developing efficient, effective new store opening, construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center in September 2012.  We will complete the implementation of a human resources information and learning management system in the third quarter of fiscal year 2014 which we believe will allow us to more efficiently and effectively onboard and train our employees at all locations.

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

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section “Risk Factors” contained in our Form 10-K, as amended by Part II, Item 1A of this report on Form 10-Q.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Statements of Income Data:*
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	70.3	70.1	70.5	70.5
Gross profit	29.7	29.9	29.5	29.5
Store expenses	20.6	20.8	20.7	20.9
Administrative expenses	2.7	3.1	3.0	3.3
Pre-opening and relocation expenses	0.9	0.7	0.8	0.7
Operating income	5.5	5.2	5.0	4.6
Interest expense	(0.5)	(0.4)	(0.6)	(0.3)
Income before income taxes	4.9	4.8	4.4	4.3
Provision for income taxes	(1.9)	(1.8)	(1.7)	(1.6)
Net income	3.1%	3.0	2.8	2.7

*Figures may not sum due to rounding.

Number of stores at end of period	81	65	81	65
Number of stores opened during the period	5	4	9	6

Total store unit count increase period over period	24.6%	22.6	24.6	22.6
Change in comparable store sales	6.9	8.1	8.7	10.4
Change in daily average comparable store sales	5.7	10.6	8.1	11.6
Change in mature store sales	4.9	3.5	5.9	5.7
Change in daily average mature store sales	3.7	5.8	5.3	6.9

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended March 31,		Increase (Decrease)
	2014	2013	Dollars	Percent
Statements of Income Data:
Net sales	$130,343	106,485	23,858	22.4%
Cost of goods sold and occupancy costs	91,590	74,668	16,922	22.7
Gross profit	38,753	31,817	6,936	21.8
Store expenses	26,877	22,163	4,714	21.3
Administrative expenses	3,548	3,342	206	6.2
Pre-opening and relocation expenses	1,211	796	415	52.1
Operating income	7,117	5,516	1,601	29.0
Other (expense) income:
Interest expense	(704)	(401)	(303)	75.6
Other income, net	1	2	(1)	(50.0)
Income before income taxes	6,414	5,117	1,297	25.3
Provision for income taxes	(2,415)	(1,900)	(515)	27.1
Net income	$3,999	3,217	782	24.3

Net sales

Net sales increased $23.9 million, or 22.4%, to $130.3 million for the three months ended March 31, 2014 compared to $106.5 million for the three months ended March 31, 2013, primarily due to a $16.6 million increase in sales from new stores and a $7.3 million, or 6.9%, increase in comparable store sales.  Daily average comparable store sales increased 5.7% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The daily average comparable store sales increase was primarily driven by a 2.0% increase in daily average transaction count and a 3.7% increase in average transaction size.  Comparable store average transaction size was $36.76 in the three months ended March 31, 2014 compared to $36.37 in the three months ended March 31, 2013.  Daily average mature store sales increased 3.7% in the three months ended March 31, 2014 as compared to three months ended March 31, 2013.

Gross profit

Gross profit increased $6.9 million, or 21.8%, to $38.8 million for the three months ended March 31, 2014 compared to $31.8 million for the three months ended March 31, 2013, primarily driven by positive comparable store sales and new store growth.  Gross margin decreased slightly to 29.7% for the three months ended March 31, 2014 from 29.9% for the three months ended March 31, 2013 primarily due to an increase in occupancy costs as a percentage of sales for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, partially offset by an increase in product gross margin.  The positive impact in product margin is due to increased product margin across most departments, offset by a shift in sales mix towards products with lower margin in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  Gross margin benefited from operating efficiencies at the bulk food repackaging and distribution center in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  The increase in occupancy costs were primarily due to increased average lease expenses at new stores.

The Company had nine and seven leases for stores which were classified as capital and financing lease obligations for the three months ended March 31, 2014 and 2013, respectively.  If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended March 31, 2014 and 2013 would have been approximately 60 and 40 basis points higher, respectively, than as reported.

Store expenses

Store expenses increased $4.7 million, or 21.3%, to $26.9 million in the three months ended March 31, 2014 from $22.2 million in the three months ended March 31, 2013. Store expenses as a percentage of sales were 20.6% and 20.8% for the three months ended March 31, 2014 and 2013, respectively. The decrease in store expenses as a percentage of sales was primarily due to a decrease in salaries, benefits and related expenses at comparable stores, as well as a decrease in advertising expenses, partially offset by increases in depreciation and, to a lesser extent, utilities expense.  The decrease in salaries, benefits and related expenses at comparable stores was due to leverage from the increase in sales, as the increased salary related expenses required to support the sales growth was less than the increase in sales.  The decrease in advertising expenses was primarily due to lower television advertising during the quarter.

Administrative expenses

Administrative expenses increased $0.2 million, or 6.2%, to $3.5 million for the three months ended March 31, 2014 compared to $3.3 million for the three months ended March 31, 2013, primarily due to the addition of general and administrative positions to support our store growth, as well as increased share-based compensation costs.  Administrative expenses as a percentage of sales were 2.7% and 3.1% for the three months ended March 31, 2014 and 2013, respectively.  The decrease in administrative expenses as a percentage of sales was a result of our ability to support additional store investments and sales without proportionate increases in overhead expenses.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.4 million, or 52.1%, in the three months ended March 31, 2014 to $1.2 million compared to $0.8 million for the three months ended March 31, 2013, due to the increased number of new store openings, the impact of the timing of the openings and possession of stores that are not yet opened, and the lease classification for those stores that were opened.  We opened five new stores for the three months ended March 31, 2014, all of which are classified as operating leases.  We opened four new stores for the three months ended March 31, 2013, three of which were classified as capital and financing lease obligations with no straight-line rent expense included in preopening and relocation expenses.  Pre-opening and relocation expenses as a percentage of sales were 0.9% and 0.7% for the three months ended March 31, 2014 and 2013, respectively.

Interest expense

Interest expense increased $0.3 million, or 75.6%, to $0.7 million in the three months ended March 31, 2014 compared to $0.4 million for the three months ended March 31, 2013 due to an increase in interest expense related to capital and financing lease obligations.  If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 55 and 40 basis points lower than as reported in the three months ended March 31, 2014 and 2013, respectively.

Income taxes

Our effective income tax rate for the three months ended March 31, 2014 and 2013 was 37.7% and 37.1%, respectively. The increase in our effective income tax rate was primarily due to an increase in federal income taxes.  Our federal income taxes increased because of additional taxable net income and a consequential higher tax rate.  Our additional taxable net income was due in part to the impact of prior deductions for bonus depreciation.

Net income

Net income increased 24.3% to $4.0 million, or $0.18 diluted earnings per share, in the three months ended March 31, 2014 from $3.2 million, or $0.14 diluted earnings per share, in the three months ended March 31, 2013.

Six months ended March 31, 2014 compared to the six months ended March 31, 2013

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Six months ended March 31,		Increase (Decrease)
	2014	2013	Dollars	Percent
Statements of Income Data:
Net sales	$250,923	202,316	48,607	24.0%
Cost of goods sold and occupancy costs	176,789	142,662	34,127	23.9
Gross profit	74,134	59,654	14,480	24.3
Store expenses	52,050	42,366	9,684	22.9
Administrative expenses	7,437	6,668	769	11.5
Pre-opening and relocation expenses	2,100	1,315	785	59.7
Operating income	12,547	9,305	3,242	34.8
Other (expense) income:
Interest expense	(1,411)	(656)	(755)	115.1
Other income, net	2	4	(2)	(50.0)
Income before income taxes	11,138	8.653	2,485	28.7
Provision for income taxes	(4,217)	(3,215)	(1,002)	31.2
Net income	$6,921	5,438	1,483	27.3

Net sales

Net sales increased $48.6 million, or 24.0%, to $250.9 million for the six months ended March 31, 2014 compared to $202.3 million for the six months ended March 31, 2013 primarily due to a $31.1 million increase in sales from new stores and a $17.5 million, or 8.7%, increase in comparable store sales.  Daily average comparable store sales increased 8.1% for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013. The daily average comparable store sales increase was primarily driven by a 3.5% increase in daily average transaction count and a 4.4% increase in average transaction size.  Comparable store average transaction size was $36.67 in the six months ended March 31, 2014 compared to $36.03 in the six months ended March 31, 2013.  Daily average mature store sales increased 5.3% in the six months ended March 31, 2014 as compared to six months ended March 31, 2013.

Gross profit

Gross profit increased $14.5 million, or 24.3%, to $74.1 million for the six months ended March 31, 2014 compared to $59.7 million for the six months ended March 31, 2013, primarily driven by positive comparable store sales and new store growth.  Gross margin was 29.5% for each of the six months ended March 31, 2014 and 2013.  Gross margin for the six months ended March 31, 2014 was positively impacted by increases in product margin across almost all departments, partially offset by a shift in sales mix towards products with lower margin. Additionally, gross margin benefited from operating efficiencies at the bulk food repackaging and distribution center in the six months ended March 31, 2014 as compared to the six months ended March 31, 2013.  Gross margin for the six months ended March 31, 2014 was negatively impacted by an increase in occupancy costs as a percentage of sales for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013 primarily due to increased average lease expenses at new stores.

The Company had nine and seven leases for stores which were classified as capital and financing lease obligations for the six months ended March 31, 2014 and 2013, respectively.  If these leases had qualified as operating leases, the straight-line expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the six months ended March 31, 2014 and 2013 would have been approximately 60 and 35 basis points higher, respectively, than as reported.

Store expenses

Store expenses increased $9.7 million, or 22.9%, to $52.1 million in the six months ended March 31, 2014 from $42.4 million in the six months ended March 31, 2013. Store expenses as a percentage of sales were 20.7% and 20.9% for the six months ended March 31, 2014 and 2013, respectively. The decrease in store expenses as a percentage of sales was primarily due to a decrease in salaries, benefits and related expenses at comparable stores, partially offset by increases in depreciation expense at both comparable and new stores.  The decrease in salaries, benefits and related expenses at comparable stores was due to leverage from the increase in sales, as the increased salary related expenses required to support the sales growth was less than the increase in sales.

Administrative expenses

Administrative expenses increased $0.8 million, or 11.5%, to $7.4 million for the six months ended March 31, 2014 compared to $6.7 million for the six months ended March 31, 2013, primarily due to the addition of general and administrative positions to support our store growth, as well as increased share-based compensation costs.  Administrative expenses as a percentage of sales were 3.0% and 3.3% for the six months ended March 31, 2014 and 2013, respectively.  The decrease in administrative expenses as a percentage of sales was a result of our ability to support additional store investments and sales without proportionate increases in overhead expenses.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.8 million, or 59.7%, in the six months ended March 31, 2014 to $2.1 million compared to $1.3 million for the six months ended March 31, 2013, due to the increased number of new store openings, the impact of the timing of the openings and possession of stores that are not yet opened, and the lease classification for those stores that were opened.  We opened nine new stores and remodeled one store for the six months ended March 31, 2014, one of which was classified as a capital and financing lease obligation with no straight-line rent expense included in preopening and relocation expenses.  We opened six new stores for the six months ended March 31, 2013, five of which were classified as capital and financing lease obligations with no straight-line rent expense included in preopening and relocation expenses.  Pre-opening and relocation expenses as a percentage of sales were 0.8% and 0.7% for the six months ended March 31, 2014 and 2013, respectively.

Interest expense

Interest expense increased $0.8 million, or 115.1%, to $1.4 million in the six months ended March 31, 2014 compared to $0.7 million for the six months ended March 31, 2013 due to an increase in interest expense related to capital and financing lease obligations.  If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 55 and 30 basis points lower than as reported in the six months ended March 31, 2014 and 2013, respectively.

Income taxes

Our effective income tax rate for the six months ended March 31, 2014 and 2013 was 37.9% and 37.2%, respectively. The increase in our effective income tax rate was primarily due to an increase in federal income taxes.  Our federal income taxes increased because of additional taxable net income and a consequential higher tax rate.  Our additional taxable net income was due in part to the impact of prior deductions for bonus depreciation.

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

Net income

Net income increased 27.3% to $6.9 million, or $0.31 diluted earnings per share, in the six months ended March 31, 2014 from $5.4 million, or $0.24 diluted earnings per share, in the six months ended March 31, 2013.

EBITDA

EBITDA increased 28.4% to $11.2 million in the three months ended March 31, 2014 compared to $8.8 million in the three months ended March 31, 2013.  EBITDA increased 32.6% to $20.6 million in the six months ended March 31, 2014 compared to $15.5 million in the six months ended March 31, 2013.  EBITDA as a percent of sales was 8.6% and 8.2% for the three months ended March 31, 2014 and 2013, respectively.  EBITDA as a percent of sales was 8.2% and 7.7% for the six months ended March 31, 2014 and 2013, respectively.  The stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 60 and 55 basis points for the three months ended March 31, 2014 and 2013, respectively, and by approximately 60 and 45 basis points for the six months ended March 31, 2014 and 2013, respectively, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

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

Furthermore, management believes some investors use EBITDA as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations.  By providing this non-GAAP financial measure, together with a reconciliation from net income, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Our competitors may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for, net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

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

The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Net income	$3,999	3,217	6,921	5,438
Interest expense	704	401	1,411	656
Provision for income taxes	2,415	1,900	4,217	3,215
Depreciation and amortization	4,116	3,233	8,054	6,225
EBITDA	$11,234	8,751	20,603	15,534

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and availability under our revolving credit facility.

Our primary uses of cash are for capital expenditures predominantly in connection with opening new stores and relocating and remodeling certain existing stores, purchases of inventory, operating expense, debt service and corporate taxes. As of March 31, 2014, we had $7.8 million in cash and cash equivalents and $0.1 million in available-for-sale securities, as well as $14.3 million available under our amended and restated revolving credit facility.  As of March 31, 2014, we had an undrawn, issued and outstanding letter of credit of $0.7 million which was reserved against the amount available for borrowing under the terms of our revolving credit facility.  The Company had no amounts outstanding on the revolving credit facility as of March 31, 2014.  On December 12, 2013, we entered into an amended and restated $15.0 million credit agreement that, among other things, (i) extended the maturity date of the Company’s revolving credit facility by three years to January 31, 2017, (ii) provides the Company with the right to request the issuance of letters of credit under the credit facility up to $3.0 million, (iii) allows the Company to increase the amount available under the revolving credit facility, up to an additional amount that may not exceed $10.0 million by obtaining an additional commitment or commitments, (iv) eliminated a requirement for a consolidated EBITDA to revenue ratio and (v) amended the unused commitment fee from 0.20% to amounts ranging from 0.15% to 0.35% based on certain conditions.

We plan to continue to open new stores, which has previously required and may in the future require us to borrow additional amounts under our revolving credit facility. We plan to spend approximately $18 million to $20 million on capital expenditures during the remaining six months of fiscal year 2014. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our revolving credit facility will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.5 million per store consisting of capital expenditures of approximately $1.9 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.3 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Six months ended March 31,
	2014	2013
Net cash provided by operating activities	$15,648	10,693
Net cash used in investing activities	(16,308)	(18,251)
Net cash provided by (used in) financing activities	342	(236)
Net decrease in cash and cash equivalents	(318)	(7,794)
Cash and cash equivalents, beginning of period	8,132	17,291
Cash and cash equivalents, end of period	$7,814	9,497

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $5.0 million, or 46.3%, to $15.6 million in the six months ended March 31, 2014, from $10.7 million in the six months ended March 31, 2013. The increase in cash provided by operating activities was primarily due to an increase in net income, as adjusted for depreciation and amortization resulting from the addition of new stores, offset by changes in working capital driven by the timing of payment on inventory purchases.  Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Investing Activities

Cash used in investing activities decreased $1.9 million, or 10.6%, to $16.3 million in the six months ended March 31, 2014 from $18.3 million in the six months ended March 31, 2013. Cash used in investing activities consists primarily of capital expenditures which increased $0.2 million to $17.9 million for the six months ended March 31, 2014 as compared to $17.7 million for the six months ended March 31, 2013. We opened nine new stores during the six months ended March 31, 2014 compared to six new stores during the six months ended March 31, 2013.  In the six months ended March 31, 2013, capital expenditures included approximately $5.0 million of capital expenditures for assets acquired in the fourth quarter of fiscal year 2012, but paid during the first quarter of fiscal year 2013, including amounts related to our bulk food repackaging and distribution center.  The remaining change in cash used for capital expenditures was due in part to the timing, costs and number of new stores opened during the six months ended March 31, 2014 as compared to the six months ended March 31, 2103.  The cash used for capital expenditures was partially offset by a $1.0 million reduction in our short term investments — available-for-sale, as well as a $0.5 million reduction in our restricted cash balance in the six months ended March 31, 2014.

Financing Activities

Cash provided by (used in) financing activities consists primarily of excess tax benefits on vested share-based compensation offset by payments of capital and financing lease obligations for the six months ended March 31, 2014. Cash provided by financing activities was $0.3 million for the six months ended March 31, 2014, as compared to cash used in financing activities of $0.2 million in the six months ended March 31, 2013.  The increase in cash provided by financing activities for the six months ended March 31, 2014 was primarily due to an increase in excess tax benefits for vested share-based compensation, and a decrease in equity issuance costs paid.

Credit Facility

Credit Facility

We are a party to the $15.0 million amended and restated revolving credit facility, which we may increase by an additional amount that may not exceed $10.0 million, as further described above in “Liquidity and Capital Resources.”  The operating company is the borrower under the credit facility, and its obligations under the credit facility are guaranteed by the holding company.

As of March 31, 2014, we had no amounts outstanding on the revolving credit facility, with a $0.7 million letter of credit issued and outstanding and $14.3 million available for borrowing.  For floating rate borrowings under the credit facility, interest is determined by the lender’s administrative agent less the lender spread, subject to the Company meeting certain financial measures.  For fixed rate borrowings under the credit facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread, subject to us meeting certain financial measures.

The amended and restated revolving credit facility requires compliance with certain operational and financial covenants (including a leverage ratio and a fixed charge coverage ratio). The revolving credit facility also contains certain other limitations on our ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions as defined in the agreement. Additionally, the revolving credit facility prohibits the payment of cash dividends to the holding company from the operating company, without the bank’s consent except when no default or event of default exists.  If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business.  We do not expect such restrictions to impact our ability to meet our cash obligations.  The terms and conditions of the agreement for the revolving credit facility and associated documents are customary and include, among other things, guarantees, security interest grants, pledges and subordinations.  As of March 31, 2014, we were in compliance with the debt covenants of our credit facility.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2014, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Interest payments (1)	$62	22	40	—	—
Operating leases (2)	248,838	19,423	40,395	38,919	150,101
Capital and financing lease obligations, including principal and interest payments (3)	42,351	2,978	5,955	5,983	27,435
Contractual obligations for construction related activities (4)	1,008	1,008	—	—	—
	$292,259	23,431	46,390	44,902	177,536

(1)              We assumed the interest payments to be paid during the remainder of the revolving credit facility using an unused commitment fee of 0.15% for amounts not borrowed as of March 31, 2014.

(2)              Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(3)              Represents the payments due under our capital and financing lease obligations for nine stores, all of which were open as of March 31, 2014.  We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(4)              Contractual obligations for construction related activities include future payments to general contractors that are legally binding as of March 31, 2014 and relate to new store construction, relocations and remodels.

Off-Balance Sheet Arrangements

As of March 31, 2014, our off-balance sheet arrangements consist of operating leases and the undrawn portion of our amended and restated revolving credit facility. All of our stores, bulk food repackaging facility and distribution center and administrative facilities are leased, and as of March 31, 2014, nine leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to interest rate changes of our long-term debt, and, to a limited extent, our revolving credit facility.  We do not use financial instruments for trading or other speculative purposes.  There have been no material changes regarding our market risk position from the information provided under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K, other than the changes to the risk factors set forth below.

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

•    translate market trends into appropriate, saleable product and service offerings in our stores before our competitors; and

•    develop and maintain vendor relationships that provide us access to the newest merchandise, and dairy products that satisfy upgraded standards, on reasonable terms.

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, reduced or changed consumer choices and the cost of these products. Our store offerings remain composed of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings including as a result of, among other things, reductions or changes in our offerings, would have a material adverse effect on our business. Additionally, negative publicity over the safety of any such items, or upgraded standards that reduce or change consumer choices, may adversely affect demand for our products and could result in lower customer traffic, sales and results of operations.  Reduced or changed consumer choices may result from, among other things our implementation of requirements for dairy products that satisfy our pasture-based, non-confinement standards.

If we are unable to anticipate and satisfy consumer merchandise preferences in the regions where we operate, our net sales may decrease, and we may be forced to increase markdowns of slow-moving merchandise, either of which could have a material adverse effect on our business, financial condition and results of operations.

Our future business, results of operations and financial condition may be adversely affected by reduced availability of organic products or dairy products that satisfy our pasture-based, non-confinement standards.

Our ability to ensure a continuing supply of organic products and dairy products that satisfy our pasture-based, non-confinement standards at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow organic crops or raise organic livestock or satisfy our pasture-based, non-confinement standards, the vagaries of these farming businesses and our ability to accurately forecast our sourcing requirements. The organic ingredients used in many of the products we sell are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilences. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, organic ingredients. Certain products we purchase from our suppliers include organic ingredients sourced offshore, and the availability of such ingredients may be affected by events in other countries. In addition, we and our suppliers compete with other food producers in the procurement of organic ingredients and dairy products that satisfy our pasture-based, non-confinement standards, which are often less plentiful in the open market than conventional ingredients and products. This competition may increase in the future if consumer demand increases for organic products and dairy products that satisfy our pasture-based, non-confinement standards. If supplies of organic ingredients and dairy products that satisfy our pasture-based, non-confinement standards are reduced or there is greater demand for such ingredients from us and others, we may not be able to obtain sufficient supply on favorable terms, or at all, which could impact our ability to supply products to our stores and may adversely affect our business, results of operations and financial condition.

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

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 1, 2014.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ SANDRA BUFFA
Sandra Buffa, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002

31.3	Certification of Sandra Buffa, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 ^

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) notes to Unaudited Interim Consolidated Financial Statements.

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