Form 10-Q
period 2014-06-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2014-07-31
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014;

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35608

Natural Grocers by Vitamin Cottage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-5034161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12612 West Alameda Parkway	80228
Lakewood, Colorado (Address of principal executive offices)	(Zip code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non –accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 29, 2014 was 22,477,930.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2014

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

The forward-looking statements contained in this report on Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those referenced in “Risk Factors” in our report on Form 10-K for the year ended September 30, 2013 (our “Form 10-K”), as amended in our reports on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2014	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$6,634	8,132
Restricted cash	—	500
Short term investments — available-for-sale securities	—	1,149
Accounts receivable, net	1,706	2,401
Merchandise inventory	56,017	45,472
Prepaid expenses and other current assets	872	1,097
Deferred income tax assets	855	1,114
Total current assets	66,084	59,865
Property and equipment, net	113,268	98,910
Other assets:
Deposits and other assets	739	203
Goodwill and other intangible assets, net of accumulated amortization of $654 and $654, respectively	900	900
Deferred financing costs, net	40	25
Total other assets	1,679	1,128
Total assets	$181,031	159,903
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,718	28,918
Accrued expenses	11,340	9,306
Capital and financing lease obligations, current portion	201	174
Total current liabilities	47,259	38,398
Long-term liabilities:
Capital and financing lease obligations, net of current portion	19,508	19,648
Deferred income tax liabilities	5,904	6,877
Deferred rent	5,542	4,731
Leasehold incentives	7,126	5,716
Total long-term liabilities	38,080	36,972
Total liabilities	85,339	75,370
Commitments (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 50,000,000 shares, 22,476,986 and 22,441,253 issued and outstanding, respectively	22	22
Additional paid in capital	54,578	53,704
Retained earnings	41,092	30,807
Total stockholders’ equity	95,692	84,533
Total liabilities and stockholders’ equity	$181,031	159,903

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Net sales	$134,036	113,164	384,959	315,480
Cost of goods sold and occupancy costs	95,424	80,571	272,213	223,233
Gross profit	38,612	32,593	112,746	92,247
Store expenses	28,213	23,181	80,263	65,547
Administrative expenses	3,585	3,242	11,022	9,910
Pre-opening and relocation expenses	729	961	2,829	2,276
Operating income	6,085	5,209	18,632	14,514
Other (expense) income:
Interest expense	(706)	(610)	(2,117)	(1,266)
Other income, net	—	3	2	7
Total other expense	(706)	(607)	(2,115)	(1,259)
Income before income taxes	5,379	4,602	16,517	13,255
Provision for income taxes	(2,015)	(1,716)	(6,232)	(4,931)
Net income	$3,364	2,886	10,285	8,324

Net income per common share:
Basic	$0.15	0.13	0.46	0.37
Diluted	$0.15	0.13	0.46	0.37
Weighted average common shares outstanding:
Basic	22,476,986	22,401,924	22,461,289	22,389,287
Diluted	22,482,352	22,443,576	22,478,980	22,437,429

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Net income	$3,364	2,886	10,285	8,324
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, net of tax	—	—	—	2
Other comprehensive income	—	—	—	2
Comprehensive income	$3,364	2,886	10,285	8,326

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended June 30,
	2014	2013
Operating activities:
Net income	$10,285	8,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,556	9,689
Loss on disposal of property and equipment	—	10
Share-based compensation	402	87
Excess tax benefit from share-based compensation	(472)	(211)
Deferred income tax (benefit) expense	(714)	1,222
Non-cash interest expense	15	39
Interest accrued on investments and amortization of premium	9	15
Other amortization	—	26
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	695	(126)
Income tax receivable	612	(15)
Merchandise inventory	(10,545)	(5,829)
Prepaid expenses and other assets	(923)	193
Increase in:
Accounts payable	6,820	397
Accrued expenses	2,514	1,017
Deferred rent and leasehold incentives	2,221	307
Net cash provided by operating activities	23,475	15,145
Investing activities:
Acquisition of property and equipment	(26,920)	(25,863)
Proceeds from sale of property and equipment	—	3
Purchase of available-for-sale securities	—	(521)
Proceeds from the sale of available-for-sale securities	—	90
Proceeds from maturity of available-for-sale securities	1,140	435
Decrease (increase) in restricted cash	500	(500)
Net cash used in investing activities	(25,280)	(26,356)
Financing activities:
Borrowings under credit facility	12,892	—
Repayments under credit facility	(12,892)	—
Repayments under notes payable, related party	—	(282)
Capital and financing lease obligations payments	(135)	(71)
Excess tax benefit from share-based compensation	472	211
Equity issuance costs	—	(268)
Credit facility fees paid	(30)	(18)
Net cash provided by (used in) financing activities	307	(428)
Net decrease in cash and cash equivalents	(1,498)	(11,639)
Cash and cash equivalents, beginning of period	8,132	17,291
Cash and cash equivalents, end of period	$6,634	5,652
Supplemental disclosures of cash flow information:
Cash paid for interest	$4	7
Cash paid for interest on capital and financing lease obligations	2,090	1,220
Income taxes paid	3,750	2,889
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$3,525	5,558
Property acquired through capital and financing lease obligations	14	10,523

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2014 and 2013

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company typically operates its retail stores under its trademark Natural Grocers by Vitamin Cottage® with 84 stores as of June 30, 2014, including 32 stores in Colorado, 13 in Texas, seven in Oregon, five each in Kansas and New Mexico, four in Montana, three each in Arizona, Idaho, Nebraska and Oklahoma, two each in Utah and Wyoming, and one each in Missouri and Washington, as well as a bulk food repackaging facility and distribution center in Colorado. The Company had 72 stores as of September 30, 2013.

2. Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended September 30, 2013. The accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial results. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fiscal year ending September 30.

The holding company was incorporated in Delaware on April 9, 2012. The accompanying consolidated financial statements include all the accounts of the holding company’s wholly owned subsidiaries, Vitamin Cottage Natural Food Markets, Inc. (the operating company), Vitamin Cottage Two Ltd. Liability Company and Natural Systems, LLC. The operating company formed the holding company in order to facilitate the purchase of the remaining noncontrolling interest in Boulder Vitamin Cottage Group, LLC and consummation of the Company’s initial public offering (IPO) during fiscal year 2012. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has one reporting segment, natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following products, which are presented as a percentage of sales for the three and nine months ended June 30, 2014 and 2013 as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Grocery	67.3%	66.1	66.7	64.9
Dietary supplements	22.7	24.0	23.3	25.0
Other	10.0	9.9	10.0	10.1
	100.0%	100.0	100.0	100.0

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to allowances for self-insurance reserves, valuation of inventories, useful lives for depreciation and amortization of property and equipment, valuation allowances for deferred taxes and liabilities and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU No 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. This guidance will be effective for the Company October 1, 2017 and early application is not permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3. Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below are basic and diluted EPS for the three and nine months ended June 30, 2014 and 2013, dollars in thousands, except per share data:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Net income	$3,364	2,886	10,285	8,324

Weighted average common shares outstanding	22,476,986	22,401,924	22,461,289	22,389,287
Effect of dilutive securities	5,366	41,652	17,691	48,142
Weighted average common shares outstanding including effect of dilutive securities	22,482,352	22,443,576	22,478,980	22,437,429

Basic earnings per share	$0.15	0.13	0.46	0.37
Diluted earnings per share	$0.15	0.13	0.46	0.37

There were 3,558 non-vested restricted stock units (RSUs) for the three and nine months ended June 30, 2014 excluded from the calculation as they are antidilutive. There were no antidilutive non-vested RSUs for the three and nine months ended June 30, 2013.

The Company did not declare any dividends in the three and nine months ended June 30, 2014 or 2013.

4. Long-Term Debt

Credit Facility

The Company has a revolving credit facility. The operating company is the borrower under the credit facility, and its obligations under the credit facility are guaranteed by the holding company.

On December 12, 2013, the Company entered into an amended and restated $15.0 million credit agreement that, among other things, (i) extended the maturity date of the Company’s revolving credit facility by three years to January 31, 2017, (ii) provides the Company with the right to request the issuance of letters of credit under the credit facility of up to $3.0 million, (iii) allows the Company to increase the amount available under the revolving credit facility, by an additional amount that may not exceed $10.0 million, by obtaining an additional commitment or commitments, (iv) eliminated a requirement for a consolidated earnings before interest, taxes, depreciation and amortization to revenue ratio and (v) amended the unused commitment fee from 0.20% to amounts ranging from 0.15% to 0.35% based on certain conditions.

The Company had no amounts outstanding on the revolving credit facility as of June 30, 2014 and September 30, 2013. During the nine months ended June 30, 2014, the Company made and repaid draws on the revolving credit facility. As of June 30, 2014, the Company had an undrawn, issued and outstanding letter of credit of $0.7 million which was reserved against the amount available for borrowing under the terms of the revolving credit facility. There was $14.3 million and $15.0 million as of June 30, 2014 and September 30, 2013, respectively, available for borrowing under the revolving credit facility.

As of June 30, 2014 and September 30, 2013, the Company was in compliance with the debt covenants under the credit facility.

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

Interest

The Company incurred interest expense of approximately $0.7 million and approximately $0.6 million in the three months ended June 30, 2014 and 2013, respectively, and approximately $2.1 million and approximately $1.3 million in the nine months ended June 30, 2014 and 2013, respectively, related primarily to interest on capital and financing lease obligations, and to a lesser extent, interest on the revolving credit facility. The Company did not capitalize any interest for the three and nine months ended June 30, 2014 and 2013. The Company had insignificant amounts of amortization of deferred financing costs for the three and nine months ended June 30, 2014 and 2013.

5. Lease Commitments

Capital and financing lease obligations as of June 30, 2014 and September 30, 2013, are as follows, dollars in thousands:

	As of
	June 30, 2014	September 30, 2013
Capital lease finance obligations, due in monthly installments through fiscal year 2028	$15,006	13,746
Capital lease obligations, due in monthly installments through fiscal year 2028	4,703	4,792
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2028	—	1,284
Total capital and financing lease obligations	19,709	19,822
Less current portion	(201)	(174)
Total capital and financing lease obligations, net of current portion	$19,508	19,648

6. Property and Equipment

The Company had the following property and equipment balances as of June 30, 2014 and September 30, 2013, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2014	September 30, 2013
Construction in process	n/a			$5,477	5,421
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		17,107	15,774
Capitalized real estate leases		15		4,866	4,866
Land improvements	5	-	15	1,000	1,000
Leasehold and building improvements	2	-	20	71,775	59,058
Fixtures and equipment	5	-	7	67,222	56,459
Computer hardware and software	3	-	5	10,297	8,252
				177,744	150,830
Less accumulated depreciation and amortization				(64,476)	(51,920)
Property and equipment, net				$113,268	98,910

As of June 30, 2014 and September 30, 2013, respectively, capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings for build-to-suit stores under capital lease finance obligations, and capitalized real estate leases includes assets for the Company’s buildings under capital leases (see Note 5).

Construction in process includes zero and approximately $1.3 million as of June 30, 2014 and September 30, 2013, respectively, related to construction costs for build-to-suit leases in process for which the Company was deemed the owner during the construction period.

Depreciation and amortization expense for the three and nine months ended June 30, 2014 and 2013 is summarized as follows, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$195	177	572	532
Depreciation and amortization expense included in store expenses	4,143	3,185	11,585	8,835
Depreciation and amortization expense included in administrative expenses	164	102	399	322
Total depreciation and amortization expense	$4,502	3,464	12,556	9,689

7. Supplementary Balance Sheet Information

Restricted Cash

As of September 30, 2013, the Company held $0.5 million in restricted cash which represented cash that was pledged as collateral for a standby letter of credit related to the Company’s workers’ compensation insurance. As of June 30, 2014, the Company had released the restricted cash balance which existed as of September 30, 2013, and had no restricted cash balance outstanding.

Accrued Expenses

The composition of accrued expenses is summarized as follows as of June 30, 2014 and September 30, 2013, dollars in thousands:

	As of
	June 30,	September 30,
	2014	2013
Accrued income, property, sales and use tax payable	$4,944	2,686
Payroll and employee-related expenses	4,252	5,247
Deferred revenue related to gift card sales	682	625
Other	1,462	748
Total accrued expenses	$11,340	9,306

8. Investments

The Company had no available-for-sale securities as of June 30, 2014. The Company had available-for-sale securities generally consisting of certificates of deposit, corporate bonds and municipal bonds of approximately $1.1 million as of September 30, 2013, which were classified as short-term. At September 30, 2013, the average maturity of the Company’s short-term investments was approximately five months. There was no other-than-temporary impairment on available-for-sale securities as of September 30, 2013.

During the three and nine months ended June 30, 2014 and 2013, the Company recorded insignificant amounts of interest income and expense relating to amortized premiums paid.

9. Fair Value Measurements

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in authoritative guidance. The framework establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and market participants’ own assumptions (unobservable inputs). The three levels are defined as follows:

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

The carrying amounts of financial instruments not included in the table below, including cash, restricted cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those instruments.

As of June 30, 2014 and September 30, 2013, the Company had the following financial assets and liabilities that were subject to fair value measurements according to the fair value hierarchy, dollars in thousands:

		As of
		June 30, 2014		September 30, 2013
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash equivalents:
Money market fund	1	$—	—	501	501

Investments — available-for-sale securities:

Certificates of deposit	2	—	—	585	585
Corporate bonds	2	—	—	376	376
Municipal bonds	2	—	—	188	188

The money market fund and available-for-sale securities are carried at fair value. For debt securities for which quoted market prices are not available, the fair value is determined using an income approach valuation technique that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk. During the three and nine months ended June 30, 2014, the Company made no purchases of available-for-sale securities. During the three and nine months ended June 30, 2013, the Company made purchases of approximately $0.1 million and $0.5 million, respectively, of available-for-sale securities. During the three and nine months ended June 30, 2014, the Company had approximately $0.1 million and $1.1 million of maturities of available-for-sale securities, respectively. During the three and nine months ended June 30, 2013, the Company had approximately $0.1 million and $0.4 million of maturities of available-for-sale securities, respectively. During the three and nine months ended June 30, 2013, the Company had approximately $0.1 million and $0.1 million of proceeds from the sale of available-for-sale securities, respectively. During the three and nine months ended June 30, 2014 and 2013, and for the fiscal year ended September 30, 2013, there were no transfers between levels and the Company had no Level 3 instruments. See Note 8 for additional disclosures.

10. Share-based Compensation

The Company adopted an Omnibus Incentive Plan (the Plan) on July 17, 2012. RSUs granted pursuant to the Plan, if they vest, will be settled in shares of the Company’s common stock. Changes in the number of non-vested RSUs outstanding under the Plan during the nine months ended June 30, 2014 were as follows:

	RSUs	Weighted average grant date fair value
Non-vested as of September 30, 2013	86,053	$21.80
Granted	3,558	42.16
Forfeited	(940)	34.07
Vested	(35,733)	4.60
Non-vested as of June 30, 2014	52,938	34.56

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

The Company recorded total share-based compensation expense before income taxes of approximately $0.1 million and $0.4 million in the three and nine months ended June 30, 2014, respectively, and recorded less than $0.1 million and approximately $0.1 million in the three and nine months ended June 30, 2013, respectively. The share-based compensation expense is included in cost of goods sold and occupancy expenses, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the applicable officer, board member or key employee’s compensation expense is recorded. As of June 30, 2014, there was approximately $1.3 million of unrecognized share-based compensation expense related to non-vested RSUs net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately three years.

11. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has seven operating leases with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended June 30, 2014 and 2013. Rent paid to Chalet was approximately $1.0 million for each of the nine months ended June 30, 2014 and 2013.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended June 30, 2014 and 2013. Rent paid to the Land Trust was approximately $0.2 million for each of the nine months ended June 30, 2014 and 2013.

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

13. Subsequent Events

Share Issuances

Subsequent to June 30, 2014, the vesting of certain RSUs resulted in the issuance of a total of 944 shares of the Company’s common stock.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado, and as of June 30, 2014, we operated 84 stores in 14 states, including Colorado, Arizona, Idaho, Kansas, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming, as well as a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We regularly review and update these standards. During the three months ended March 31, 2014, for example, we updated our dairy standards and, as a result, plan by April 2015 to sell only pasture-raised, non-confinement dairy products.

The size of our stores varies from 5,000 to 16,000 selling square feet. During the twelve months ended June 30, 2014, our new stores averaged approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition has enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2013, we increased our store count at a compound annual growth rate of 21.7%. In fiscal year 2013, we opened 13 new stores, and we currently plan to open 15 new stores in fiscal year 2014, 12 of which we opened during the nine months ended June 30, 2014. As of the date of this report we have signed leases for the remaining three stores we plan to open in the fourth quarter of fiscal year 2014, and have signed leases for seven new store locations expected to open after fiscal year 2014 in Arizona, Arkansas, Colorado, Kansas, Nevada and Oklahoma. Additionally, we completed the remodel of one existing store location in the nine months ended June 30, 2014 and plan to complete the remodel of one additional existing store in the fourth quarter of fiscal year 2014.

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

●

Net sales. Net sales were $134.0 million for the three months ended June 30, 2014, which is an increase of $20.9 million, or 18.4%, compared to net sales of $113.2 million for the three months ended June 30, 2013. We reported net sales of $385.0 million for the nine months ended June 30, 2014, which is an increase of $69.5 million, or 22.0%, compared to net sales of $315.5 million for the nine months ended June 30, 2013.

●	Comparable store sales. Comparable store sales for the three and nine months ended June 30, 2014 increased 2.0% and 6.3%, respectively, over the three and nine months ended June 30, 2013.

●

Daily average comparable store sales. Daily average comparable store sales, which removes the effect of one less selling day in the three months ended June 30, 2014, as a result of the occurrence of Easter in April of 2014 versus March of 2013, increased 3.1% and 6.3%, respectively, in the three and nine months ended June 30, 2014 over the three and nine months ended June 30, 2013.

●	Mature store sales. Mature store sales for the three and nine months ended June 30, 2014 increased 0.4% and 4.0%, respectively, over the three and nine months ended June 30, 2013.

●

Daily average mature store sales. Daily average mature store sales, which removes the effect of one less selling day in the three months ended June 30, 2014, as a result of the occurrence of Easter in April of 2014 versus March of 2013, increased 1.6% and 4.0%, respectively, in the three and nine months ended June 30, 2014 over the three and nine months ended June 30, 2013.

●

Net income. Net income was $3.4 million for the three months ended June 30, 2014, which increased $0.5 million, or 16.6%, when compared to net income of $2.9 million for the three months ended June 30, 2013. We reported net income of $10.3 million for the nine months ended June 30, 2014, which increased $2.0 million, or 23.6%, when compared to net income of $8.3 million for the nine months ended June 30, 2013.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $10.6 million in the three months ended June 30, 2014, which increased $1.9 million, or 22.0%, from $8.7 million in the three months ended June 30, 2013. We generated EBITDA of $31.2 million in the nine months ended June 30, 2014, which increased $7.0 million, or 28.8%, from $24.2 million in the nine months ended June 30, 2013. EBITDA is not a measure of financial performance under GAAP. Refer to the end of this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of June 30, 2014, cash and cash equivalents was $6.6 million, and there was $14.3 million available under our $15.0 million amended and restated revolving credit facility. As of June 30, 2014, the Company had an outstanding letter of credit of $0.7 million which was reserved against the amount available for borrowing under the terms of our revolving credit facility. The Company had no amounts outstanding on the revolving credit facility as of June 30, 2014.

●

New store growth. We opened three new stores during the three months ended June 30, 2014, and opened 12 new stores during the nine months ended June 30, 2014. We operated a total of 84 stores as of June 30, 2014. We plan to open a total of 15 new stores in fiscal year 2014, which would result in an annual new store growth rate of 20.8% for fiscal year 2014.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

•

Opportunities in the growing natural and organic grocery and dietary supplements industry. Our industry, which includes organic and natural foods and dietary supplements, continues to experience growth driven primarily by increased public interest in health and nutrition. Capitalizing on this opportunity, we continued to open new stores and enter new markets. As we open new stores, our results of operations have been and may continue to be materially adversely affected based on the timing and number of new stores we open, their initial sales and new lease costs. The length of time it takes for a new store to become profitable can vary depending on a number of factors including location, competition, a new market versus an existing market, the strength of store management and general economic conditions. Once a new store is open, it typically grows at a faster rate than mature stores for several years after its opening date. Mature stores are stores that have been open for any part of five fiscal years or longer.

As we expand across the U.S. and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs continuing into the foreseeable future. Our financial results for the three and nine months ended June 30, 2014 reflect the effects of these factors, and we anticipate future periods will be impacted likewise.

●

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

We plan for the foreseeable future to continue opening new stores and entering new markets at or above recent levels of growth. During the past few years, we have successfully expanded our infrastructure to enable us to support our continued growth. This has included successfully implementing our enterprise resource planning system, hiring key personnel and developing efficient, effective new store opening, construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center. We substantially completed the implementation of a human resources information and learning management system in the quarter ended June 30, 2014 which we believe will allow us to more efficiently and effectively onboard and train our employees at all locations.

We believe there are opportunities for us to continue to expand our store base and focus on increasing comparable store sales. Future sales growth, including comparable store sales, could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry. As we continue to expand our store base, we believe there are opportunities for increased leverage in costs, such as administrative expenses, as well as increased economies of scale in sourcing products. However, due to our commitment to providing high-quality products at affordable prices, such sourcing economies may not be reflected in our gross margin in the near term. Additionally, higher fixed costs of our bulk food repackaging facility and distribution center resulting from the September 2012 relocation and expansion may not be offset by retail price changes or volume increases.

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

●

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

●

Change in daily average comparable store sales. Daily average comparable store sales are comparable store sales divided by the number of selling days in each period. We use this metric to remove the effect of differences in the number of selling days we are open during the comparable periods.

●

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

●

Change in daily average mature store sales. Daily average mature store sales are mature store sales divided by the number of selling days in each period. We use this metric to remove the effect of differences in the number of selling days during the comparable periods.

●

Transaction count. Transaction count represents the number of transactions reported at our stores over such period and includes transactions that are voided, return transactions and exchange transactions.

●

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Statements of Income Data:*
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	71.2	71.2	70.7	70.8
Gross profit	28.8	28.8	29.3	29.2
Store expenses	21.0	20.5	20.8	20.8
Administrative expenses	2.7	2.9	2.9	3.1
Pre-opening and relocation expenses	0.5	0.8	0.7	0.7
Operating income	4.5	4.6	4.8	4.6
Interest expense	(0.5)	(0.5)	(0.5)	(0.4)
Income before income taxes	4.0	4.1	4.3	4.2
Provision for income taxes	(1.5)	(1.5)	(1.6)	(1.6)
Net income	2.5%	2.6	2.7	2.6
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	84	68	84	68
Number of stores opened during the period	3	3	12	9

Total store unit count increase period over period	23.5%	23.6	23.5	23.6
Change in comparable store sales	2.0	11.6	6.3	10.8
Change in daily average comparable store sales	3.1	10.4	6.3	11.2
Change in mature store sales	0.4	6.8	4.0	6.1
Change in daily average mature store sales	1.6	5.7	4.0	6.5

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended June 30,		Increase (Decrease)
	2014	2013	Dollars	Percent
Statements of Income Data:
Net sales	$134,036	113,164	20,872	18.4%
Cost of goods sold and occupancy costs	95,424	80,571	14,853	18.4
Gross profit	38,612	32,593	6,019	18.5
Store expenses	28,213	23,181	5,032	21.7
Administrative expenses	3,585	3,242	343	10.6
Pre-opening and relocation expenses	729	961	(232)	(24.1)
Operating income	6,085	5,209	876	16.8
Other (expense) income:
Interest expense	(706)	(610)	(96)	15.7
Other income, net	—	3	(3)	(100.0)
Income before income taxes	5,379	4,602	777	16.9
Provision for income taxes	(2,015)	(1,716)	(299)	17.4
Net income	$3,364	2,886	478	16.6

Net sales

Net sales increased $20.9 million, or 18.4%, to $134.0 million for the three months ended June 30, 2014 compared to $113.2 million for the three months ended June 30, 2013, primarily due to an $18.6 million increase in sales from new stores and a $2.3 million, or 2.0%, increase in comparable store sales. Daily average comparable store sales increased 3.1% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The daily average comparable store sales increase was primarily driven by a 1.3% increase in daily average transaction count and a 1.8% increase in average transaction size. Comparable store average transaction size was $35.74 in the three months ended June 30, 2014. Daily average mature store sales increased 1.6% in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Gross profit

Gross profit increased $6.0 million, or 18.5%, to $38.6 million for the three months ended June 30, 2014 compared to $32.6 million for the three months ended June 30, 2013, primarily driven by an increase in the number of stores. Gross profit was negatively impacted in the three months ended June 30, 2014 by one less selling day compared to the same period in 2013 due to the occurrence of Easter in April of 2014 versus March of 2013. Gross margin was 28.8% for the three months ended June 30, 2014 and 2013. Gross margin in the three months ended June 30, 2014 was positively impacted by an increase in product gross margin, offset by an increase in occupancy costs as a percentage of sales for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The positive impact in product margin is due to increases in product margin across almost all departments, partially offset by a shift in sales mix towards products with lower margin in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Gross margin benefited from operating efficiencies at the bulk food repackaging and distribution center in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase in occupancy costs as a percentage of sales was primarily due to increased average lease expenses at newer stores and the fixed nature of occupancy costs per store.

The Company had nine and seven leases for stores which were classified as capital and financing lease obligations for the three months ended June 30, 2014 and 2013, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended June 30, 2014 and 2013 each would have been approximately 55 basis points higher than as reported.

Store expenses

Store expenses increased $5.0 million, or 21.7%, to $28.2 million in the three months ended June 30, 2014 from $23.2 million in the three months ended June 30, 2013. Store expenses as a percentage of sales were 21.0% and 20.5% for the three months ended June 30, 2014 and 2013, respectively. The increase in store expenses as a percentage of sales was primarily due to an increase in salaries, benefits and related expenses, depreciation and advertising expenses, and, to a lesser extent, utilities expense. The increase in salaries, benefits and related expenses was due to those salaries and related expenses required to support the sales growth, including that at comparable stores, slightly outpacing the increase in sales. The increases in salaries, benefits and related expenses were partially offset by lower incentive compensation and other discretionary benefits expense, reflecting our pay-for-performance philosophy.

Administrative expenses

Administrative expenses increased $0.3 million, or 10.6%, to $3.6 million for the three months ended June 30, 2014 compared to $3.2 million for the three months ended June 30, 2013, primarily due to the addition of general and administrative positions to support our store growth, as well as increased share-based compensation costs due to the award of restricted stock units (RSUs) to certain employees in the quarter ended September 30, 2013. The increases in expense due to the addition of positions were partially offset by lower incentive compensation and other discretionary benefits expense, reflecting our pay-for-performance philosophy. Administrative expenses as a percentage of sales were 2.7% and 2.9% for the three months ended June 30, 2014 and 2013, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.2 million, or 24.1%, in the three months ended June 30, 2014 to $0.7 million compared to $1.0 million for the three months ended June 30, 2013, due to the impact of the timing of the new store openings and possession of stores that are not yet opened. We opened three new stores in both the three months ended June 30, 2014 and 2013, all of which are classified as operating leases. Pre-opening and relocation expenses as a percentage of sales were 0.5% and 0.8% for the three months ended June 30, 2014 and 2013, respectively.

Interest expense

Interest expense increased $0.1 million, or 15.7%, to $0.7 million in the three months ended June 30, 2014 compared to $0.6 million for the three months ended June 30, 2013, primarily due to an increase in interest expense related to capital and financing lease obligations, and to a lesser extent, interest related to borrowings on our revolving credit facility. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 50 and 55 basis points lower than as reported in the three months ended June 30, 2014 and 2013, respectively.

Income taxes

Our effective income tax rate for the three months ended June 30, 2014 and 2013 was 37.5% and 37.3%, respectively. The increase in our effective income tax rate was primarily due to an increase in federal income taxes, partially offset by favorable return to provision adjustments recognized in the quarter ended June 30, 2014. Our federal income taxes increased because of additional taxable net income and a consequential higher tax rate. Our additional taxable net income was due in part to the impact of prior deductions for bonus depreciation.

Net income

Net income increased 16.6% to $3.4 million, or $0.15 diluted earnings per share, in the three months ended June 30, 2014 from $2.9 million, or $0.13 diluted earnings per share, in the three months ended June 30, 2013.

Nine months ended June 30, 2014 compared to the nine months ended June 30, 2013

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Nine months ended June 30,		Increase (Decrease)
	2014	2013	Dollars	Percent
Statements of Income Data:
Net sales	$384,959	315,480	69,479	22.0%
Cost of goods sold and occupancy costs	272,213	223,233	48,980	21.9
Gross profit	112,746	92,247	20,499	22.2
Store expenses	80,263	65,547	14,716	22.5
Administrative expenses	11,022	9,910	1,112	11.2
Pre-opening and relocation expenses	2,829	2,276	553	24.3
Operating income	18,632	14,514	4,118	28.4
Other (expense) income:
Interest expense	(2,117)	(1,266)	(851)	67.2
Other income, net	2	7	(5)	(71.4)
Income before income taxes	16,517	13,255	3,262	24.6
Provision for income taxes	(6,232)	(4,931)	(1,301)	26.4
Net income	$10,285	8,324	1,961	23.6

Net sales

Net sales increased $69.5 million, or 22.0%, to $385.0 million for the nine months ended June 30, 2014 compared to $315.5 million for the nine months ended June 30, 2013 primarily due to a $49.8 million increase in sales from new stores and a $19.7 million, or 6.3%, increase in comparable store sales. Daily average comparable store sales increased 6.3% for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013. The daily average comparable store sales increase was primarily driven by a 2.7% increase in daily average transaction count and a 3.5% increase in average transaction size. Comparable store average transaction size was $36.34 in the nine months ended June 30, 2014 compared to $36.08 in the nine months ended June 30, 2013.

Gross profit

Gross profit increased $20.5 million, or 22.2%, to $112.7 million for the nine months ended June 30, 2014 compared to $92.2 million for the nine months ended June 30, 2013, primarily driven by an increase in the number of stores. Gross margin increased to 29.3% for the nine months ended June 30, 2014 from 29.2% for the nine months ended June 30, 2013. Gross margin was positively impacted by an increase in product gross margin, partially offset by an increase in occupancy costs as a percentage of sales for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013. The positive impact in product margin in the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013, is due to increases in product margin across almost all departments, partially offset by a shift in sales mix towards products with lower margin. The increase in occupancy costs as a percentage of sales for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013 was primarily due to increased average lease expenses at newer stores and the fixed nature of occupancy costs per store.

The Company had nine and seven leases for stores which were classified as capital and financing lease obligations for the nine months ended June 30, 2014 and 2013, respectively. If these leases had qualified as operating leases, the straight-line expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the nine months ended June 30, 2014 and 2013 would have been approximately 60 and 40 basis points higher, respectively, than as reported.

Store expenses

Store expenses increased $14.7 million, or 22.5%, to $80.3 million in the nine months ended June 30, 2014 from $65.5 million in the nine months ended June 30, 2013. Store expenses as a percentage of sales were 20.8% for each of the nine months ended June 30, 2014 and 2013. The consistency in store expenses as a percentage of sales was primarily due to a decrease in salaries, benefits and related expenses, offset by increases in depreciation expense. The decreases in salaries, benefits and related expenses was primarily due to lower incentive compensation and other discretionary benefits expense, reflecting our pay-for-performance philosophy, partially offset by increases in those salaries and related expenses required to support the sales growth.

Administrative expenses

Administrative expenses increased $1.1 million, or 11.2%, to $11.0 million for the nine months ended June 30, 2014 compared to $9.9 million for the nine months ended June 30, 2013, primarily due to the addition of general and administrative positions to support our store growth, as well as increased share-based compensation costs due to the award of RSUs to certain employees in the quarter ended September 30, 2013. The increase in expenses due to the addition of positions was partially offset by lower incentive compensation and other discretionary benefits expense, reflecting our pay-for-performance philosophy. Administrative expenses as a percentage of sales were 2.9% and 3.1% for the nine months ended June 30, 2014 and 2013, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.6 million, or 24.3%, in the nine months ended June 30, 2014 to $2.8 million compared to $2.3 million for the nine months ended June 30, 2013, due to the increased number of new store openings, the impact of the timing of the openings and possession of stores that are not yet opened, and the lease classification for those stores that were opened. We opened 12 new stores for the nine months ended June 30, 2014, one of which was classified as a capital and financing lease obligation with no straight-line rent expense included in pre-opening and relocation expenses. We opened nine new stores for the nine months ended June 30, 2013, five of which were classified as capital and financing lease obligations with no straight-line rent expense included in pre-opening and relocation expenses. Pre-opening and relocation expenses as a percentage of sales were 0.7% for each of the nine months ended June 30, 2014 and 2013.

Interest expense

Interest expense increased $0.9 million, or 67.2%, to $2.1 million in the nine months ended June 30, 2014 compared to $1.3 million for the nine months ended June 30, 2013 due to an increase in interest expense related to capital and financing lease obligations. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 55 and 40 basis points lower than as reported in the nine months ended June 30, 2014 and 2013, respectively.

Income taxes

Our effective income tax rate for the nine months ended June 30, 2014 and 2013 was 37.7% and 37.2%, respectively. The increase in our effective income tax rate was primarily due to an increase in federal income taxes, partially offset by favorable return to provision adjustments recognized in the nine months ended June 30, 2014. Our federal income taxes increased because of additional taxable net income and a consequential higher tax rate. Our additional taxable net income was due in part to the impact of prior deductions for bonus depreciation.

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

Net income

Net income increased 23.6% to $10.3 million, or $0.46 diluted earnings per share, in the nine months ended June 30, 2014 from $8.3 million, or $0.37 diluted earnings per share, in the nine months ended June 30, 2013.

EBITDA

EBITDA increased 22.0% to $10.6 million in the three months ended June 30, 2014 compared to $8.7 million in the three months ended June 30, 2013. EBITDA increased 28.8% to $31.2 million in the nine months ended June 30, 2014 compared to $24.2 million in the nine months ended June 30, 2013. EBITDA as a percent of sales was 7.9% and 7.7% for the three months ended June 30, 2014 and 2013, respectively. EBITDA as a percent of sales was 8.1% and 7.7% for the nine months ended June 30, 2014 and 2013, respectively. The stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 55 basis points for each of the three months ended June 30, 2014 and 2013, and by approximately 60 and 50 basis points for the nine months ended June 30, 2014 and 2013, respectively, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

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

Furthermore, management believes some investors use EBITDA as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. By providing this non-GAAP financial measure, together with a reconciliation from net income, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Our competitors may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for, net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

●	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

●	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA does not reflect any impact for straight-line rent expense for leases classified as capital and financing lease obligations;

●	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

●	EBITDA does not reflect our tax expense or the cash requirements to pay our taxes; and

●

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

The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Net income	$3,364	2,886	10,285	8,324
Interest expense	706	610	2,117	1,266
Provision for income taxes	2,015	1,716	6,232	4,931
Depreciation and amortization	4,502	3,464	12,556	9,689
EBITDA	$10,587	8,676	31,190	24,210

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and availability under our revolving credit facility.

Our primary uses of cash are for capital expenditures predominantly in connection with opening new stores and relocating and remodeling certain existing stores, purchases of inventory, operating expense, debt service and corporate taxes. As of June 30, 2014, we had $6.6 million in cash and cash equivalents, as well as $14.3 million available under our amended and restated revolving credit facility. As of June 30, 2014, we had an undrawn, issued and outstanding letter of credit of $0.7 million which was reserved against the amount available for borrowing under the terms of our revolving credit facility. The Company had no amounts outstanding on the revolving credit facility as of June 30, 2014.

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

We plan to continue to open new stores, which has previously required and may in the future require us to borrow additional amounts under our revolving credit facility. We plan to spend approximately $8.0 million to $10.0 million on capital expenditures during the remaining three months of fiscal year 2014. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our revolving credit facility will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new stores for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.5 million per store consisting of capital expenditures of approximately $1.9 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.3 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Nine months ended June 30,
	2014	2013
Net cash provided by operating activities	$23,475	15,145
Net cash used in investing activities	(25,280)	(26,356)
Net cash provided by (used in) financing activities	307	(428)
Net decrease in cash and cash equivalents	(1,498)	(11,639)
Cash and cash equivalents, beginning of period	8,132	17,291
Cash and cash equivalents, end of period	$6,634	5,652

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $8.3 million, or 55.0%, to $23.5 million in the nine months ended June 30, 2014, from $15.1 million in the nine months ended June 30, 2013. The increase in cash provided by operating activities was primarily due to an increase in net income, as adjusted for depreciation and amortization resulting from the addition of new stores, offset by changes in working capital driven by the timing of payment on inventory and other purchases. Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Investing Activities

Cash used in investing activities decreased $1.1 million, or 4.1%, to $25.3 million in the nine months ended June 30, 2014 from $26.4 million in the nine months ended June 30, 2013. Cash used in investing activities consists primarily of capital expenditures which increased $1.1 million to $26.9 million for the nine months ended June 30, 2014 as compared to $25.9 million for the nine months ended June 30, 2013. We opened 12 new stores during the nine months ended June 30, 2014 compared to nine new stores during the nine months ended June 30, 2013. In the nine months ended June 30, 2013, capital expenditures included approximately $5.0 million of capital expenditures for assets acquired in the fourth quarter of fiscal year 2012, but paid during the first quarter of fiscal year 2013, including amounts related to our bulk food repackaging and distribution center. The remaining change in cash used for capital expenditures was due in part to the timing, costs and number of new stores opened during the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013. The cash used for capital expenditures was partially offset by a $1.1 million reduction in our short term investments – available-for-sale, as well as a $0.5 million reduction in our restricted cash balance in the nine months ended June 30, 2014.

Financing Activities

Cash provided by (used in) financing activities consists primarily of excess tax benefits on vested share-based compensation offset by payments of capital and financing lease obligations for the nine months ended June 30, 2014. Cash provided by financing activities was $0.3 million for the nine months ended June 30, 2014, as compared to cash used in financing activities of $0.4 million in the nine months ended June 30, 2013. The increase in cash provided by financing activities for the nine months ended June 30, 2014 was primarily due to an increase in excess tax benefits for vested share-based compensation, and a decrease in equity issuance costs paid.

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

As of June 30, 2014, we had no amounts outstanding on the revolving credit facility, with a $0.7 million letter of credit issued and outstanding and $14.3 million available for borrowing. For floating rate borrowings under the credit facility, interest is determined by the lender’s administrative agent and is stated at the prime rate less the lender spread, subject to the Company meeting certain financial measures. For fixed rate borrowings under the credit facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread, subject to us meeting certain financial measures.

The amended and restated revolving credit facility requires compliance with certain operational and financial covenants (including a leverage ratio and a fixed charge coverage ratio). The revolving credit facility also contains certain other limitations on our ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions as defined in the agreement. Additionally, the revolving credit facility prohibits the payment of cash dividends to the holding company from the operating company, without the bank’s consent except when no default or event of default exists. If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business. We do not expect such restrictions to impact our ability to meet our cash obligations. The terms and conditions of the agreement for the revolving credit facility and associated documents are customary and include, among other things, guarantees, security interest grants, pledges and subordinations. As of June 30, 2014, we were in compliance with the debt covenants of our credit facility.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2014, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Interest payments (1)	$56	22	34	—	—
Operating leases (2)	258,771	19,853	41,762	40,196	156,960
Capital and financing lease obligations, including principal and interest payments (3)	41,606	2,977	5,955	5,993	26,681
Contractual obligations for construction related activities (4)	1,576	1,576	—	—	—
	$302,009	24,428	47,751	46,189	183,641

(1)	We assumed the interest payments to be paid during the remainder of the revolving credit facility using an unused commitment fee of 0.15% for amounts not borrowed as of June 30, 2014.

(2)	Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(3)

Represents the payments due under our capital and financing lease obligations for nine stores, all of which were open as of June 30, 2014. We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(4)

Contractual obligations for construction related activities include future payments to general contractors that are legally binding as of June 30, 2014 and relate to new store construction, relocations and remodels.

Off-Balance Sheet Arrangements

As of June 30, 2014, our off-balance sheet arrangements consist of operating leases and the undrawn portion of our amended and restated revolving credit facility. All of our stores, bulk food repackaging facility and distribution center and administrative facilities are leased, and as of June 30, 2014, nine leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

If we are unable to successfully identify market trends and react to changing consumer preferences in a timely manner, our sales may decrease.

We believe our success depends, in substantial part, on our ability to:

●	anticipate, identify and react to natural and organic grocery and dietary supplement trends and changing consumer preferences in a timely manner;
●	translate market trends into appropriate, saleable product and service offerings in our stores before our competitors; and
●	develop and maintain vendor relationships that provide us access to the newest merchandise, and dairy products that satisfy upgraded standards, on reasonable terms.

Consumer preferences often change rapidly and without warning, moving from one trend to another among many products or retail concepts. Our performance is impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, reduced or changed consumer choices and the cost of these products. Our store offerings remain composed of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings including as a result of, among other things, reductions or changes in our offerings, would have a material adverse effect on our business. Additionally, negative publicity over the safety of any such items, or upgraded standards that reduce or change consumer choices, may adversely affect demand for our products and could result in lower customer traffic, sales and results of operations. Reduced or changed consumer choices may result from, among other things, our implementation of requirements for dairy products that satisfy our pasture-based, non-confinement standards.

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

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on July 31, 2014.

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
101 ^

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) notes to Unaudited Interim Consolidated Financial Statements.

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