Form 10-K
period 2014-09-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2014-12-11
CIK 1547459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non—accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Based on the closing sales price on March 31, 2014, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $392,305,227.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 8, 2014 was 22,487,600.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2015 Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2014.

Natural Grocers by Vitamin Cottage, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2014

i

Except where the context otherwise requires or where otherwise indicated, all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers,’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 in addition to historical information. These forward-looking statements are included throughout this report on Form 10-K, including in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements that are not statements of historical fact, including those that relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information are forward looking statements. We may use the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future” and similar terms and phrases to identify forward-looking statements in this report on Form 10-K.

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

PART I

Item 1. Business.

General

Natural Grocers is an expanding specialty retailer of natural and organic groceries and dietary supplements. We focus on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We strive to generate long-term relationships with our customers based on transparency and trust by:

●

selling only natural and organic groceries and dietary supplements that meet our strict quality guidelines—we do not approve for sale grocery products that are known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils;

●	utilizing an efficient and flexible small-store format to offer affordable prices and a shopper-friendly retail environment; and

●	enhancing our customers’ shopping experience by providing free science-based nutrition education to help our customers make well-informed health and nutrition choices.

Our History and Founding Principles

Our founders, Margaret and Philip Isely, were early proponents of the connection between health and the use of natural and organic products and dietary supplements. In the mid-1950’s, Margaret transformed her health and the health of her family by applying concepts and principles she learned from books on nutrition. This inspired the Iselys to provide the same type of nutrition education to their community. The Iselys initially started by lending books on nutrition and providing samples of whole grain bread door-to-door in Golden, Colorado and ultimately concluded they could develop a viable business that would also improve their customers’ well-being. Over time, they fostered relationships through nutrition education and began taking orders for dietary supplements, whole grain bread and unprocessed foods. As their customers gained more knowledge about nutrition, they were empowered to make changes to their diets with the objective of supporting their health. Using this model as the foundation for their business, the Iselys opened their first store in 1958, which they later moved to a modest cottage.

We are committed to maintaining the following founding principles, which have helped foster our growth:

●

Nutrition Education. We provide nutrition education in the communities we serve. Empowering our customers and our employees to take charge of their lives and their health is the foundation upon which our business is built.

●

Quality. Every product on our shelves must go through a rigorous screening and approval process. Our mission includes providing the highest quality groceries and supplements, Natural Grocers branded products and only United States Department of Agriculture (USDA) certified organic, fresh produce at the best prices in the industry.

●

Every Day Affordable Price. We work hard to secure the best possible prices on all of our customers’ favorite natural and organic foods and supplements. We believe everyone should be able to afford to help take care of their health by buying high quality natural and organic products.

●	Community. From free nutrition education lectures, to bag-free checkouts, to sourcing local products, to our donation program, we work hard to serve the communities that help shape our world.

●

Employees. Our employees make our company great. We work hard to ensure that our employees are able to live a healthy, balanced lifestyle. We support them with free nutrition education programs, good pay and excellent benefits.

In 1998, the second generation of the family, including Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, purchased our predecessor and the Vitamin Cottage® trademark and assumed control of the business. Since then, we have grown our store count from 11 stores in Colorado to 87 stores in 14 states as of September 30, 2014. We have also implemented numerous organizational and operational improvements that have enhanced our ability to scale our operations. We believe that by staying true to our founding principles, we have been able to continue to attract new customers, extend our geographic reach and further solidify our competitive position.

Our Markets

We operate within the natural products retail industry, which is a subset of the United States grocery industry and the dietary supplement business. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers markets, food co-ops, mail order and online retailers and multi-level marketers. Industry-wide sales of natural and organic foods and dietary supplements have experienced meaningful growth over the past several years, and we believe that growth will continue for the foreseeable future.

We believe the growth in sales of natural and organic foods and dietary supplements continues to be driven by numerous factors, including:

●	greater consumer focus on high-quality nutritional products;

●	an increased awareness of the importance of good nutrition to long-term wellness;

●	an aging United States population seeking to support healthy aging;

●	heightened consumer awareness about the importance of food quality and a desire to avoid pesticide residues, growth hormones, artificial ingredients and genetically engineered ingredients in foods;

●	growing consumer concerns over the use of harmful chemical additives in body care and household cleaning supplies;

●	well-established natural and organic brands, which generate additional industry awareness and credibility with consumers; and

●	the growth in the number of consumers with unique dietary requirements as a result of allergies, chemical sensitivities, auto-immune disorders and other conditions.

Our Competitive Strengths

We believe we are well-positioned to capitalize on favorable natural and organic grocery and dietary supplement industry dynamics as a result of the following competitive strengths:

Strict focus on high-quality natural and organic grocery products and dietary supplements. We offer high-quality products and brands, including an extensive selection of widely-recognized natural and organic food, dietary supplements, body care products, pet care products and books. We offer our customers an average of approximately 20,700 Stock Keeping Units (SKUs) of natural and organic products per comparable store (stores open for 13 months or longer), including an average of approximately 6,700 SKUs of dietary supplements. We believe our broad product offering enables our customers to shop our stores for substantially all of their grocery and dietary supplement purchases. In our grocery departments, we only sell USDA certified organic produce and do not approve for sale grocery products that are known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils. Consistent with this strategy, our product selection does not include items that do not meet our strict quality guidelines. Our store managers enhance our robust product offering by customizing their stores’ selections to address the preferences of local customers. All products undergo a stringent review process to ensure the products we sell meet our strict quality guidelines, which we believe helps us generate long-term relationships with our customers based on transparency and trust.

Engaging customer service experience based on education and empowerment. We strive to offer consistently exceptional customer service in a shopper-friendly environment, which we believe creates a differentiated shopping experience, enhances customer loyalty and generates repeat visits from our clientele. A key aspect of our customer service model is to provide free nutrition education to our customers. We believe this focus provides an engaging retail experience while also empowering our customers to make informed decisions about their health. We offer our science-based nutrition education through our trained employees, Health Hotline® newsletter and sales flyer, community out-reach programs, one-on-one nutrition health coaching, nutrition classes and cooking demonstrations. Our commitment to nutrition education and customer empowerment is emphasized throughout our entire organization, from executive management to store employees. Every store also maintains a Nutritional Health Coach position. The Nutritional Health Coach is responsible for training our store employees and educating our customers about nutrition in accordance with applicable local, state and federal regulations. Each Nutritional Health Coach must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. Substantially all of our Nutritional Health Coaches are full-time employees. We believe our Nutritional Health Coach position represents a key element of our customer service model.

Scalable operations and replicable, cost-effective store model. We believe our scalable operating structure, attractive new store model, flexible real estate strategy and disciplined approach to new store development allow us to maximize store performance and continue to grow our store base. Our store model has been successful in highly competitive markets and has supported significant growth outside of our original Colorado geography. We believe our supply chain and infrastructure are scalable and will accommodate significant growth based on the ability of our primary distribution relationships to effectively service our planned store locations. Our investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems support this growth. To further support the scalability of our operations, we substantially completed the implementation of a human resources information and learning management system (HRIS) in fiscal year 2014. In addition, we have established effective site selection guidelines, as well as scalable procedures, to enable us to open a new store within approximately nine months from the time of lease execution. Our limited offering of prepared foods also reduces real estate costs, labor costs and perishable inventory shrink and allows us to quickly leverage our new store opening costs.

Experienced and committed team with proven track record. Our executive management team has an average of 36 years of experience in the natural grocery industry, while our entire management team has an average of over 29 years of relevant experience. Since the second generation of the Isely family assumed control of the business in 1998, we have grown our store count from 11 to 87 stores as of September 30, 2014 by remaining dedicated to our founding principles. Over their tenure, members of our executive management team have been instrumental in establishing a successful, scalable operating model, generating consistently strong financial results and developing an effective site selection and store opening process. The depth of our management experience extends beyond our home office. As of September 30, 2014, 38% of our store managers at comparable stores have tenures of over four years with us, and our store and department managers at these stores have average tenures of over three years with us. In addition, we have a track record of promoting store management personnel from within. We believe our management’s experience at all levels will allow us to continue to grow our store base while maintaining operational excellence by driving efficiencies in store and back room operations, managing inventory levels and focusing on exceptional customer service.

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Expand our store base. We intend to continue expanding our store base through new store openings in existing markets, as well as penetrating new markets, by leveraging our core competencies of site selection and efficient store openings. Based upon our operating experience and research conducted for us by customer analytics firm The Buxton Company, we believe the entire United States market can support over 1,100 Natural Grocers stores, including over 200 additional Natural Grocers stores in the 16 states in which we currently operate or have signed leases. In the fiscal years 2014 and 2013, we opened 15 and 13 new stores, respectively, and we plan to open 18 new stores in fiscal year 2015, four of which we have opened during the first quarter of fiscal year 2015 prior to filing this report on Form 10-K. We intend to target new store openings at or above our current levels over the near term.

Current store locations, signed leases and new store locations.

*Includes signed leases for stores to be opened subsequent to fiscal year 2014: two leases in Kansas, one lease in Arizona, one lease in Arkansas and one lease in Colorado.

Increase sales from existing customers. We have achieved positive comparable store sales growth for over 49 consecutive quarters. In order to increase our average ticket and the number of customer transactions, we plan to continue offering an engaging customer experience by providing science-based nutrition education and a differentiated merchandising strategy that delivers affordable, high-quality natural and organic grocery products and dietary supplements. We also plan to continue to utilize targeted marketing efforts to reach our existing customers, which we anticipate will drive customer transactions and convert occasional, single-category customers into core, multi-category customers.

Grow our customer base. We plan to continue building our brand awareness, which we anticipate will grow our customer base. We are currently reviewing our marketing communications strategy, collateral marketing materials and digital engagement platform (including our website, www.naturalgrocers.com) with the objective of increasing their reach and effectiveness. We believe offering nutrition education has historically been one of our most effective marketing strategies for reaching new customers and increasing the demand for natural and organic groceries and dietary supplements in our markets. To maximize the impact of our Nutritional Health Coaches, we have recently increased their focus on relationship-building opportunities in our communities and with our customers. This initiative includes hosting additional educational cooking events, lectures and classes in our stores. Additionally, we seek to attract new customers by enhancing their nutrition knowledge through printed and digital versions of our broad range of educational resources, including the distribution of our Health Hotline newsletter and sales flyer, and via the internet and social media. In addition to offering nutrition education, we intend to attract new customers with our every day affordable prices and to build community awareness through our support of local vendors and charities.

Improve operating margins. We expect to continue to improve our operating margins as we benefit from investments we have made or are making in fixed overhead and information technology, including the implementation of our enterprise resource planning (ERP) system in fiscal year 2010 and the implementation of the HRIS in fiscal year 2014. We anticipate these investments will support our long-term growth strategy with only a modest amount of additional capital. We expect to achieve greater economies of scale through sourcing and distribution as we add more stores. In addition, to achieve additional operating margin expansion, we intend to further optimize performance, maintain appropriate store labor levels and effectively manage product selection and pricing.

Our Stores

Our stores offer a comprehensive selection of natural and organic groceries and dietary supplements in a smaller-store format that aims to provide a convenient, easily shopped and relaxed environment for our customers. Our store design emphasizes a clutter-free, organized feel, a quiet ambience accented with warm lighting and the absence of aromas from meat and seafood counters present in many of our competitors’ stores. We believe our core customers consider us a destination stop for their natural and organic products and dietary supplements.

Our Store Format. Our stores range from 5,000 to 16,000 selling square feet, and average approximately 10,000 selling square feet. In fiscal year 2014, our 15 new stores averaged approximately 11,000 selling square feet. Approximately one quarter of our stores’ selling square footage is dedicated to dietary supplements. Some of our stores also include a dedicated community room available for public gathering, a demonstration kitchen for cooking education and/or lecture space. Our comparable stores sell an average of approximately 20,700 SKUs of natural and organic products per store, including an average of approximately 6,700 SKUs of dietary supplements.

The following diagram depicts a typical new store layout:

Site Selection. Our real estate strategy is adaptable to a variety of market conditions. When selecting locations for new stores, we use analytical models, based on research provided by The Buxton Company and our extensive experience, to identify promising store locations. We typically locate new stores in prime locations which offer easy customer access and high visibility. Many of our stores are near other supermarkets or gourmet food retailers, and we complement their conventional product offerings with high-quality, affordable natural and organic groceries and dietary supplements in an efficient and convenient retail setting. Our site selection model incorporates factors such as target demographics, community characteristics, nearby retail activity and other measures in determining viable new store locations and is based on first-hand observation of the community’s characteristics surrounding each site. We have a team of employees dedicated to opening new stores efficiently and quickly, typically within approximately nine months from the time of lease execution.

Store Level Economics. Since January 1, 2005, opening new stores has required an average upfront capital investment of approximately $2.1 million. We anticipate that our fiscal year 2015 new stores will require an average upfront capital investment of approximately $2.2 million, consisting of capital expenditures of approximately $1.7 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million. We are targeting approximately four years to recoup our initial net cash investments and expect to achieve approximately 35% cash-on-cash returns by the end of the fifth year following the opening.

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

Our Focus on Nutrition Education

Nutrition education is one of our founding principles and is a primary focus for all employees. We believe our emphasis on science-based nutrition education differentiates us from our competitors and creates a unique shopping experience for our customers.

Our Nutritional Health Coaches are a core element of our nutrition education program. Every store has a full-time Nutritional Health Coach position to educate customers and train employees on nutrition. Nutritional Health Coaches must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. To educate and empower customers to make informed nutrition choices, our Nutritional Health Coaches are available for complimentary one-on-one nutrition health coaching sessions. Each Nutritional Health Coach is also responsible for various relationship-building opportunities in our communities and with our customers, including educational activities such as nutrition classes, lectures, seminars, health fairs and store tours. We have recently increased the Nutritional Health Coaches’ focus on hosting cooking events (at our stores with demonstration kitchens) and have increased the number of in-store educational events they conduct. Additionally, our Nutritional Health Coaches are an onsite resource for nutrition training and education for our employees. Each Nutritional Health Coach trains our employees on using a compliant educational approach to customer service without attempting to diagnose or treat. We believe our Nutritional Heath Coach position is a competitive differentiator and represents a key element of our customer service model.

Our training and education programs are supplemented by outside experts, online materials and printed handouts. We also use our Health Hotline to educate our customers. The Health Hotline is a newsletter and sales flyer which is published eight times per year and includes in-depth articles on health and nutrition, along with a selection of sale items. We are currently redesigning our website to enhance functionality and create a more engaging user experience, including readily accessible additional nutritional education information and resources. We are currently reviewing our marketing communications strategy, collateral marketing materials and digital engagement platform (including our www.naturalgrocers.com website) with the objective of increasing their reach and effectiveness.

Our Products

Product Selection Guidelines. We have a set of strict quality guidelines covering all products we sell. For example:

●

we do not approve for sale food known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils, regardless of the proportion of its natural or organic ingredients;

●	we only sell USDA certified organic produce;

●	we only sell meats naturally raised without antibiotics or hormone treatments and that were not fed animal by-products; and

●	we do not sell wine, beer, liquor or tobacco.

Our product review team analyzes all new products and approves them for sale based on ingredients, price and uniqueness within the current product set. We actively research new products in the marketplace via our product vendors, private label manufacturers, scientific findings, customer requests and general trends in popular media. Our stores are able to fully merchandise all departments by providing an extensive assortment of natural and organic products. We do not believe we need to sell conventional products to fill our selection, increase our margins or draw in more customers.

What We Sell. We operate both a full-service natural and organic grocery store and a dietary supplement store within a single retail location. The following is a breakdown of our sales mix for the year ended September 30, 2014:

The products in our stores include:

●

Grocery. We offer a broad selection of natural and organic grocery products with an emphasis on minimally processed and single ingredient products that are not known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils. Additionally, we carry a wide variety of products associated with special diets such as gluten free, vegetarian and non-dairy. Our grocery products include:

●

Produce. We sell only USDA certified organic produce and source from local, organic producers whenever feasible. Our selection varies based on seasonal availability, and we offer a variety of organic produce offerings that are not typically found at conventional food retailers.

●

Bulk Food and Private Label Products. We sell a wide selection of private label products, including nuts, water, pasta, dried fruits, grains, granolas, honey, agave nectar, herbs, spices and teas. We also sell peanut and almond butters, freshly ground in-store under the Natural Grocers brand.

●

Dry, Frozen and Canned Groceries. We offer a wide variety of natural and organic dry, frozen and canned groceries, including cereals, soups, baby foods, frozen entrees and snack items. We offer a broad selection of natural chocolate bars, and energy, protein and food bars.

●

Meats and Seafood. We only offer naturally-raised or organic meat products. The meat products we offer come from animals that have never been treated with antibiotics or hormones or fed animal by-products. Additionally, we only buy from companies we believe employ humane animal-raising practices. Our seafood items are generally frozen at the time of processing and sold from our freezer section, thereby ensuring freshness and reducing food spoilage and safety issues.

●

Dairy Products and Dairy Substitutes. We offer a broad selection of natural and organic dairy products such as milk, eggs, cheeses, yogurts and beverages, as well as non-dairy substitutes made from almonds, coconuts, rice and soy. During fiscal year 2014, we updated our dairy standards, and as a result, plan by April 2015 to sell only pasture-raised, non-confinement dairy products.

●	Prepared Foods. Our stores have a convenient selection of refrigerated prepared fresh food items, including salads, sandwiches, salsa, humus and wraps. The size of this offering varies by location.

●	Bread and Baked Goods. We receive regular deliveries of a wide selection of bakery products for our bakery section, which includes an extensive selection of gluten-free items.

●

Beverages. We offer a wide variety of beverages containing natural and organic ingredients. We also offer low-cost, self-serve filtered drinking water that is dispensed into one-gallon or larger containers provided by our customers.

●

Dietary Supplements. Our dietary supplement department primarily sells name-brand supplements, as well as a line of private label dietary supplements. The department is carefully organized to help both employees and customers find products efficiently. We generally offer several different formulations and potencies for each type of product in order to meet our customers’ varying needs.

●	Other.

●

Body Care. We offer a full range of cosmetics, skin care, hair care, fragrance and personal care products containing natural and organic ingredients. Our body care offerings range from bargain-priced basics to high-end formulations.

●	Pet Care. We offer a full line of natural pet care and food products that comply with our human food guidelines.

●

Household and General Merchandise. Our offerings include sustainable, hypo-allergenic and fragrance-free household products, including cleaning supplies, paper products, dish and laundry soap and other common household products, including diapers.

●

Books and Handouts. We stock approximately 400 titles in each store’s book department. Titles cover various approaches to diet, lifestyle and health. Additionally, we offer hundreds of handouts on various health topics and dietary supplements to our customers free of charge.

Quality Assurance. We endeavor to ensure the quality of the products we sell. We work with reputable suppliers we believe are compliant with established regulatory and industry guidelines. Our purchasing department requires a complete supplier and product profile as part of the approval process. Our dietary supplement suppliers must follow Food and Drug Administration (FDA) current good manufacturing practices supported by quality assurance testing for both the base ingredients and the finished product. We expect our suppliers to comply with industry best practices for food safety.

Many of our suppliers are inspected and certified under the USDA National Organic Program, voluntary industry associations, and other third party auditing programs with regard to additional ingredients, manufacturing and handling standards. Each Natural Grocers store is certified as an organic handler and processor by an accredited USDA certifier in the calendar year after it opens, and annually thereafter. We operate all of our stores in compliance with National Organic Program standards, which require segregation of organic and conventional products, restricted use of certain substances for cleaning and pest control and rigorous recordkeeping, among other requirements.

Our Pricing Strategy

We have an every day affordable pricing strategy with an EDAP - Every Day Affordable PriceSM on many products, while also providing special sale pricing on hundreds of additional items. We believe our every day affordable pricing strategy allows our customers to shop our stores on a regular basis for their groceries and dietary supplements.

Our pricing strategies include the following:

●	every day affordable pricing throughout our stores;

●	heavily advertised Health Hotline deals supported by manufacturer participation;

●	in-store specials generally lasting for one month and not advertised outside the store;

●	managers’ specials, such as clearance, overstock, short-dated or promotional incentives; and

●	specials on seasonally harvested produce.

As we continue to expand our store base, we believe there are opportunities for increased leverage in fixed costs, such as administrative expenses, as well as increased economies of scale in sourcing products. We strive to keep our product, operating and general and administrative costs low, which allows us to continue to offer attractive pricing for our customers.

Our Store Operations

Store Hours. In order to provide better customer service and to aid in expanding our customer base, our store hours in select markets were extended during the fourth quarter of fiscal year 2014, and have been extended during the first quarter of fiscal year 2015 at all our remaining stores. Our stores are open seven days a week.

Store Management and Staffing. Our typical store staffing includes a manager and assistant manager, with department managers in each of the dietary supplement, grocery, dairy and frozen, produce, body care and receiving departments, as well as several non-management employees. Each store manager is responsible for monthly store profit and loss, including labor, merchandising and inventory costs. We also employ regional managers to oversee all store operations for regions consisting of approximately 13 stores.

To ensure a high level of service, all employees receive training and guidance on customer service skills, product attributes and nutrition education. Employees are carefully trained and evaluated based on a requirement that they present nutrition information in an appropriate and legally compliant educational context while interacting with customers. Additionally, store employees are cross-trained in various functions, including cashier duties, stocking and receiving product.

Every store also maintains a Nutritional Health Coach position. The Nutritional Health Coach is responsible for training our store employees and educating our customers in accordance with applicable local, state and federal regulations. Each Nutritional Health Coach must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. Substantially all of our Nutritional Health Coaches are full-time employees.

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

Sourcing and Vendors. We source from approximately 1,100 suppliers, and offer over 2,800 brands. These suppliers range from small mom-and-pop businesses to multi-national conglomerates. As of September 30, 2014, we purchased approximately 81% of the goods we sell from our top 20 suppliers.

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

For the year ended September 30, 2014, approximately 48% of our total purchases were from United Natural Foods Inc. (UNFI). In addition, approximately 8% of our purchases were from Albert’s Organics, a subsidiary of UNFI that distributes fresh produce and meat. We maintain good relations with UNFI and believe we have adequate alternative supply methods, including self-distribution.

Our Employees

Commitment to our employees is one of our five founding principles. Employees are eligible for health, long-term disability, vision and dental insurance coverage, as well as Company paid short-term disability and life insurance benefits, after they meet eligibility requirements. Additionally, our employees are offered a 401(k) retirement savings plan with discretionary contribution matching opportunities. We believe we pay above average retail wages, and all employees earn an additional $0.75 per hour, up to $30 a week, in “Vitamin Bucks” which can be used to purchase products in our stores. It is important to us that our employees live a healthy, balanced lifestyle, and we believe the Vitamin Bucks incentive provides an additional resource for our employees to purchase natural and organic products. This further offers our employees the opportunity to become more familiar with our products, which we believe improves the customer service our employees are able to provide. We believe these and other factors result in higher retention rates and encourage our employees to appreciate our culture, which helps them better promote our brand.

All employees are eligible to participate in our discretionary incentive compensation plan after 90 days of employment for management level employees and after one year of employment for non-management level employees. At our stores, the criteria for incentive compensation include meeting sales projections, sales to labor hour goals and cost of goods sold metrics, which help align all store employees with both corporate and store-level financial goals. We have an established set of standard operating procedures, which includes hiring and human resource policies, training practices and operational instruction manuals. This allows each store to operate with strict accountability and still maintain independence to respond to its unique circumstances.

As of September 30, 2014, we employed 2,004 full-time and 342 part-time (less than 30 hours per week) employees, including 182 employees at our home office. None of our employees is subject to a collective bargaining agreement. We believe we have good relations with our employees.

Our Customers

The growth in the natural and organic grocery and dietary supplement industries and growing consumer interest in health and nutrition have led to an increase in our core customer base. We believe the demands for affordable, nutritious food and dietary supplements are shared attributes of our core customers, regardless of their socio-economic status. Additionally, we believe our core customers prefer a retail store environment that offers carefully selected natural and organic products and dietary supplements. Our customers tend to be interested in health and nutrition, and expect our store employees to be highly knowledgeable about these topics and related products.

An analysis of our Health Hotline subscriber list indicates that our customers come from broad geographic segments, including urban, suburban and rural areas, which reflects the varied characteristics and portability of our store locations.

Our Communities

One of our founding principles is to be an active member and steward of the communities we serve. As a commitment to this principle, we:

●	provide extensive free educational services to customers in the form of lectures, classes, printed resources, online resources, publications and one-on-one nutrition coaching;

●	participate in health fairs, school outreach, community wellness events and other activities to engage with and educate the community;

●	disseminate new research on nutrition information;

●

participate in the legislative and regulatory process at local, state and national levels so that our customers have access to quality food and dietary supplements and the educational resources to guide their own wellness;

●	continually strive to source products and services from local producers and vendors;

●	carefully collect all of our excess or distressed food and merchandise and donate it to local non-profit organizations;

●	provide cash to local food banks, making donation determinations based on the number of customers who shop our stores with their own bags;

●	do not provide paper or plastic bags at our registers and encourage use of reusable totes;

●	reduce our energy costs and carbon footprint using efficient heating, ventilation and air conditioning, lighting, and refrigerating systems;

●	implement strategies to eliminate excess packaging, energy and transportation costs;

●	recycle and reuse paper, plastic, glass and electronic products whenever possible; and

●	use healthy and environmentally responsible building materials and finishes in our new stores and remodels.

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

Health Hotline. At the heart of our marketing efforts is our Health Hotline, a 28-page newsletter and sales flyer which contains a mix of in-depth health and nutrition articles, along with a selection of popular sale items. The articles aim to be relevant, science-based and written to reflect the most recent research findings. The full version of the Health Hotline is published eight times per year and is mailed to over 280,000 subscribers by United States Mail. Additionally, approximately 140,000 copies of each release are distributed in our stores. Over 3.8 million copies of a condensed version of the Health Hotline, which typically emphasizes only one article or topic, are inserted into the newspaper in many of our communities approximately 35 times per year. In addition, an electronic version of the condensed Health Hotline is distributed to over 80,000 subscribers. Generally, we negotiate with our suppliers for significantly lower costs on Health Hotline sale items, which in turn allows us to offer low sale prices to our customers. Focused staff training at all locations occurs congruent with the release of each Health Hotline to ensure that store staff are familiar with the content in each issue.

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

Billboards. We use billboards in our marketing efforts. These billboards typically are near, or on the same site as, our stores.

New Store Openings. We use various targeted marketing efforts to support the successful introduction of our new stores in their individual markets. In addition to the distribution of our Health Hotline newsletter and internet and social media efforts targeted to the region, we utilize direct mail distribution of a series of introductory postcards promoting our brand and providing discounts and other incentives for new customers. We also focus on community relationship-building activities including a series of lectures and cooking and other demonstrations in each new store’s community room and/or demonstration kitchen.

Upcoming Initiatives. We are currently reviewing our marketing communications strategy, collateral marketing materials and digital engagement platform (including our website, www.naturalgrocers.com) with the objective of increasing their reach and effectiveness. In order to support our marketing and advertising efforts, we are analyzing several initiatives that may be implemented during fiscal year 2015. These initiatives include a redesign of our website to enhance functionality and create a more engaging user experience and exploring options to include additional services through other digital platforms, such as digital coupons, home delivery services and a loyalty program. The website redesign is intended to be part of an overall enhanced branding strategy that we expect will more effectively communicate our brand’s unique and compelling attributes, including our founding principles. We also plan to increase our use of digital engagement methods to increase awareness of an affinity for our brand among consumers, bloggers and on-line influencers. We also believe that the recently expanded role of the Nutritional Health Coach to focus on relationship-building opportunities in our communities and with our customers will enhance these marketing and branding initiatives.

Competition

The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway, mass or discount retailers such as Wal-Mart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, specialty food retailers such as Sprouts and Trader Joe’s, warehouse clubs such as Sam’s Club and Costco, independent health food stores, dietary supplement retailers, drug stores, farmers markets, food co-ops, mail order and online retailers and multi-level marketers. Each of these outlets competes with us on the basis of price, selection, quality, customer service, shopping experience or any combination of these factors. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage.

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

Trademarks and Other Intellectual Property

We believe that our intellectual property is important to the success of our business. We have received the registration of trademarks not only for Vitamin Cottage and Health Hotline but also for our logo, Natural Grocers by Vitamin Cottage ® and Vitamin Cottage Natural Grocers® for appropriate categories of trade. In addition, we have received the registration of a service mark for EDAP - Every Day Affordable Price. We do not own or license for use any patents, franchises or concessions that are material to our business. Our trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are property maintained.

Information Technology Systems

We have made significant investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems. We use an ERP system with integrated merchandise management, reporting and accounting system at all of our stores, as well as at our bulk food repackaging facility and distribution center and for corporate functions including accounting, reporting and purchasing. Our ERP system application support and hardware functions are outsourced, which allows us to focus on our core business. We substantially completed the implementation of an enterprise wide HRIS in fiscal year 2014 which provides the opportunity to more effectively onboard and train our employees at all locations.

Regulatory Compliance

The safety, formulation, manufacturing, processing, packaging, importation, labeling, promotion, advertising and distribution of products we sell in our stores, including private label products, are subject to regulation by several federal agencies, including the FDA, the Federal Trade Commission (FTC), the USDA, the Consumer Product Safety Commission and the Environmental Protection Agency and various agencies of the states and localities. Pursuant to the Food, Drug, and Cosmetic Act (FDCA), the FDA regulates the safety, formulation, manufacturing, processing, packaging, labeling, importation and distribution of food and dietary supplements (including vitamins, minerals, amino acids and herbs). In addition, the FTC has jurisdiction to regulate the promotion and advertising of these products.

Dietary Supplements. The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 (DSHEA). DSHEA established a framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements, defined “dietary supplement” and “new dietary ingredient” and established new statutory criteria for evaluating the safety of substances meeting the respective definitions. In the process, DSHEA removed dietary supplements and new dietary ingredients from pre-market approval requirements that apply to food additives and pharmaceuticals and established a combination of “notification” and “post marketing controls” for regulating product safety. Notwithstanding, non-dietary ingredients in a dietary supplement remain subject to the FDA’s food additive authorities. The FDA does not require notification to market a dietary supplement if it contains only dietary ingredients that were present in the United States food supply prior to DSHEA’s enactment on October 15, 1994. However, for a dietary ingredient not present in the food supply prior to this date, the manufacturer must provide the FDA with information supporting the conclusion that the ingredient will reasonably be expected to be safe at least 75 days before introducing a new dietary ingredient into interstate commerce. As required by the Food Safety Modernization Act (FSMA), the FDA issued draft guidance in July 2011, which attempted to clarify when an ingredient would be considered a “new dietary ingredient,” the evidence needed to document the safety of a new dietary ingredient and appropriate methods for establishing the identity of a new dietary ingredient. The draft guidance has not been finalized. If finalized, the draft guidance may cause dietary supplement products available in the market before DSHEA to be classified to include a “new dietary ingredient” if the dietary supplement product was produced using manufacturing processes different from those used in 1994.

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

Food. The FDA has comprehensive authority to regulate the safety of food and food ingredients other than dietary supplements. Food additives and food contact substances are subject to pre-market approvals or notification requirements. The FDA’s overall food safety authority was dramatically enhanced in 2011 with the passage of the FSMA. The FSMA required the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food producers. Regulations and rules issued under FSMA are in varying degrees of finalization. Regardless, the FDA’s authority under FSMA applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply us with food products. In addition, the FSMA required the FDA to establish science-based minimum standards for the safe production and harvesting of produce, to identify “high risk” foods and “high risk” facilities and instructed the FDA to set goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States. With respect to both foods and dietary supplements, the FSMA meaningfully augmented the FDA’s ability to access producers’ records and suppliers’ records. This increased access could cause the FDA to identify areas of concern it had not previously considered to be problematic for our suppliers and contract manufacturers. The FSMA also gives the FDA authority to require food producers, distributors and sellers to recall adulterated or misbranded food if the FDA determines that there is a reasonable probability that the food will cause serious adverse health consequences to persons or animals. Additionally, the FSMA increases the FDA’s authority for administrative detentions of adulterated and misbranded foods. The FSMA also could cause enhanced tracking and tracing of food requirements and, as a result, added recordkeeping burdens upon our suppliers and contract manufacturers.

The FDA also exercises broad jurisdiction over the labeling and promotion of food. Labeling is a broad concept that, under certain circumstances, extends even to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to ingredients, product weight, etc. The FDA administers a pre-market authorization program applicable to foods and supplements alike regarding the use of “nutrient content” claims (e.g., “high in antioxidants,” “low in fat,” etc.), “health” claims (claims describing the relationship between a food substance and a health or disease condition), and “natural and “all natural” claims. “Organic” claims, however, are primarily regulated by the USDA. In addition, the FDA has authority over products falsely or misleadingly labeled “organic.” Products labeled “organic” must be certified by an accredited agent as compliant with USDA-established standards.

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

Furthermore, to ensure compliant practices, our employees working in our stores are trained regularly on how to provide customer service using an educational approach that is ethical, honest, accurate and does not cross over into a scope of practice reserved for licensed healthcare professionals. For instance, we do not allow discussion of any “disease” or “cure.” Instead, we focus on how the structure and function of the body is affected by lifestyle choices and the different nutritional components of an individual’s diet, including those contained in dietary supplements. Our customers are encouraged to make informed decisions about their diet, lifestyle, and possible need for supplementation. We also conduct internal compliance reviews on all free nutrition literature that we make available to our customers upon request with the goal of ensuring that these materials only reference relevant dietary supplement ingredients and not any particular brands or products. One responsibility of the Nutritional Health Coach is to oversee our FDA and FTC compliance measures. We believe that our nutrition education practices are in compliance with federal and state requirements, but a finding to the contrary could pose significant issues with respect to our business and reputation among our customers or otherwise have a material adverse effect on our business.

New or revised government laws and regulations affecting our business or our industry, such as those relating to genetically modified foods, could result in additional compliance costs and civil remedies. The risks associated with these laws and regulations are further described under the caption “Risk Factors.”

Segment Information

We have one reporting segment, natural and organic retail stores, through which we conduct all of our business. Please see the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2014, set forth in Part IV of this report on Form 10-K, for financial information regarding this segment.

Available Information

Our website is located at www.naturalgrocers.com. We will make our periodic reports and other information filed with or furnished to the Securities and Exchange Commission (SEC), available, free of charge, through our website as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. In addition, our Corporate Governance Guidelines, the charters for our Audit Committee and Compensation Committee, and our Code of Ethics are publicly available on our website at www.naturalgrocers.com under the “Investor Relations – Corporate Governance” section, and we will post any amendments to, or waivers from, a provision of this Code of Ethics on our website, at the address and location specified above. A printed copy of this information is also available without charge by sending a written request to Corporate Secretary, Natural Grocers by Vitamin Cottage, Inc., 12612 West Alameda Parkway, Lakewood, CO 80228. You may read and copy any materials we file with the SEC at the Securities and Exchange Commission Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The SEC also maintains a website that contains our reports and other information at www.sec.gov. Information on our website or any other website is not incorporated by reference into this report on Form 10-K.

Item 1A. Risk Factors.

Our business, financial condition and results of operations can be materially impacted by a number of factors which could cause our actual results to vary materially from recent results or from our anticipated future results. If any of the following risks actually occurs, our business, financial condition, results of operations, cash flow and prospects could be materially and adversely affected. As a result, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. Accordingly, you should carefully consider the risks described below as well as the other information and data included in this Annual Report on Form 10-K.

Risks related to our business

We may not be successful in our efforts to grow.

Our continued growth largely depends on our ability to increase sales in our existing stores and successfully open and operate new stores on a profitable basis. Our operating results have been, and are expected to continue to be, materially impacted by fluctuations in comparable store sales. Our comparable store sales growth could be lower than our historical average for various reasons, including the opening of new stores that cannibalize sales in existing stores, increased competition, general economic conditions, regulatory changes, price changes as a result of competitive factors and product pricing and availability.

During fiscal years 2014 and 2013, we opened 15 and 13 new stores, respectively. We plan to open 18 new stores, relocate three existing stores and remodel two stores in fiscal year 2015. Delays or failures in opening new stores, or achieving lower than expected sales in new stores, could materially and adversely affect our growth. Our plans for continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ and may require us to upgrade our management information system and our distribution infrastructure. We currently operate a single bulk food repackaging facility and distribution center, which houses our bulk food repackaging operation. In order to support our recent and expected future growth and to maintain the efficient operation of our business, we may need to add additional distribution centers in the future. These increased demands and operating complexities could cause us to operate our business less efficiently, which could materially and adversely affect our operations, financial performance and ability to grow in the future.

Our ability to successfully open new stores depends upon a number of factors, including our ability to select suitable sites for our new store locations, to negotiate and execute leases, to coordinate the contracting work on our new stores, to identify and recruit store managers, Nutritional Health Coaches and other staff, to secure and manage the inventory necessary for the launch and successful operation of our new stores and to effectively promote and market our new stores. If we are ineffective in performing these activities, then our efforts to open and operate new stores may be unsuccessful or unprofitable, and we may be unable to execute our growth plans.

Our newly opened stores may negatively impact our financial results in the short-term, and may not achieve sales and operating levels consistent with our more mature stores on a timely basis or at all.

We have actively pursued new store growth and plan to continue doing so in the future. Our new store openings may not be successful or reach the sales and profitability levels of our existing stores. Although we target particular levels of cash-on-cash returns and capital investment for each of our new stores, new stores may not meet these targets. Any store we open may not be profitable or achieve operating results similar to those of our existing stores. New store openings may negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution to overall profitability during the initial period following opening. New stores build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our existing stores. New stores may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all. This may have an adverse effect on our financial condition and operating results.

In addition, we may not be able to successfully integrate new stores into our existing store base and those new stores may not be as profitable as our existing stores. Further, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to new, closer locations. If our new stores are less profitable than our existing stores, or if we experience sales volume transfer from our existing stores, our financial condition and operating results may be adversely affected.

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

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, reduced or changed consumer choices and the cost of these products. Our store offerings are comprised of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings, including as a result of, among other things, reductions or changes in our offerings, would have a material adverse effect on our business. Additionally, negative publicity over the safety of any such items, or upgraded standards that reduce or change consumer choices, may adversely affect demand for our products and could result in lower customer traffic, sales and results of operations. Reduced or changed consumer choices may result from, among other things, the implementation of our requirements for dairy products that satisfy our pasture-based, non-confinement standards.

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

We may not be able to restore, maintain or improve the levels of comparable store sales that we have experienced in the past. In addition, our overall comparable store sales may further fluctuate in the future. A variety of factors affect comparable store sales, including:

●	our ability to execute our business strategy effectively, including successfully opening new stores that achieve sales consistent with our existing stores;

●	consumer preferences;

●	competition;

●	economic conditions;

●	regulatory changes;

●	product pricing and availability;

●	in-store merchandising-related activities;

●	consumer confidence;

●	unusually strong initial sales performance by our new stores; and

●	our ability to source and distribute products efficiently.

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

Our comparable store sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our comparable store sales and quarterly financial performance, including:

●	changes in our merchandising strategy or product mix;

●	performance of our newer and remodeled stores;

●	the effectiveness of our inventory management;

●	the timing and concentration of new store openings, and the related additional human resource requirements and pre-opening and other start-up costs;

●	the cannibalization of existing store sales by new store openings;

●	levels of pre-opening expenses associated with new stores;

●	timing and effectiveness of our marketing activities;

●	seasonal fluctuations due to weather conditions and extreme weather-related disruptions;

●	actions by our existing or new competitors, including pricing changes;

●	supply shortages; and

●	general United States economic conditions and, in particular, the retail sales environment.

Accordingly, our results for any one fiscal year or quarter are not necessarily indicative of the results to be expected for any other year or quarter, and comparable store sales of any particular future period may decrease. In the event of such a decrease, the price of our common stock would likely decline. For more information on our results of operations for the fiscal year 2014, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We may be unable to compete effectively in our markets, which are highly competitive.

The markets for natural and organic groceries and dietary supplements are highly competitive, with few barriers to entry. Our competition varies by market and includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers and multi-level marketers. Many of our competitors are larger, more established and have greater financial, marketing and other resources than us, and may be able to adapt to changes in consumer preferences more quickly, devote greater resources to the marketing and sale of their products, or generate greater brand recognition. As a result, we may lose market share to our competitors, which could have a material adverse effect on our business, financial condition and results of operations.

Our inability to maintain or increase our operating margins could adversely affect our results of operations and the price of our stock.

We intend to increase our operating margins by leveraging more efficiencies of scale, additional improved systems, further cost discipline, added focus on appropriate store labor levels and even more disciplined product selection. If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the efficiencies of scale that we expect from expansion. If we are not able to continue to capture greater efficiencies of scale, improve our systems, further enhance our cost discipline and increase our focus on appropriate store labor levels and disciplined product selection, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to increase sales and reduce inventory shrink. As a result, our operating margins may stagnate or decline, which could have a material adverse effect on our business, financial condition and results of operations and adversely affect the price of our stock.

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

As a retailer of food and dietary supplements and a seller of many of our own private label products, we are subject to numerous federal and state health and safety laws and regulations. Our suppliers and contract manufacturers are also subject to such laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacturing, packaging, labeling, distribution, advertising, sale, quality and safety of our products, as well as the health and safety of our employees and the protection of the environment. In the United States, we are subject to regulation by various federal government agencies, including the FDA, the USDA, the FTC, the Occupational Safety and Health Administration, the Consumer Product Safety Commission and the Environmental Protection Agency, as well as various state and local agencies. We are also subject to the USDA’s Organic Rule, which facilitates interstate commerce and the marketing of organically produced food, and provides assurance to our customers that such products meet consistent, uniform standards. Compliance with the USDA’s Organic Rule also places a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings. In addition, our sales of dietary supplements are regulated under DSHEA. DSHEA expressly permits dietary supplements to bear statements describing how a product affects the structure, function and general well-being of the body. However, no statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. If these laws and regulations were violated by our management, employees, suppliers, distributors or vendors, we could be subject to fines, penalties and sanctions, including injunctions against future shipment and sale of products, seizure and confiscation of products, prohibition on the operation of our stores, restitution and disgorgement of profits, operating restrictions and criminal prosecution.

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

The FSMA passed in January 2011, granted the FDA greater authority over the safety of the national food supply and required the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food producers. Regulations and rules issued under FSMA are in varying degrees of finalization. Regardless, the FDA’s authority under FSMA applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products. In addition, the FSMA required the FDA to establish science based minimum standards for the safe production and harvesting of produce, required the FDA to identify “high risk” foods and “high risk” facilities and instructed the FDA to set goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States. With respect to both food and dietary supplements, the FSMA meaningfully augmented the FDA’s ability to access a producer’s records and a supplier’s records. This increased access could permit the FDA to identify areas of concern it had not previously considered to be problematic either for us or for our suppliers. The FSMA also could result in the implementation of enhanced tracking and tracing of food requirements and, as a result, added recordkeeping burdens upon our suppliers. In addition, under the FSMA, the FDA now has the authority to inspect certifications and therefore evaluate whether foods and ingredients from our suppliers are compliant with the FDA’s regulatory requirements. Such inspections may delay the supply of certain products or result in certain products being unavailable to us for sale in our stores.

DSHEA established that no notification to the FDA is required to market a dietary supplement if it contains only dietary ingredients that were present in the United States food supply prior to DSHEA’s enactment. However, for a dietary ingredient not present in the food supply prior to DSHEA’s enactment, the manufacturer is required to provide the FDA with information supporting the conclusion that the ingredient will reasonably be expected to be safe at least 75 days before introducing a new dietary ingredient into interstate commerce. As required by the FSMA, the FDA issued draft guidance in July 2011, which attempted to clarify when an ingredient would be considered a “new dietary ingredient,” the evidence needed to document the safety of a new dietary ingredient and appropriate methods for establishing the identity of a new dietary ingredient. The draft guidance has not yet been finalized. If finalized, the draft guidance may cause dietary supplement products available in the market before DSHEA to be classified to include a new dietary ingredient if the dietary supplement product was produced using manufacturing processes different from those used in 1994. Accordingly, the finalization and adoption of the draft FDA guidance or similar guidance could materially adversely affect the availability of dietary supplement products.

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

We may experience product recalls, withdrawals or seizures which could reduce our sales and adversely affect our results of operations.

We may be subject to product recalls, withdrawals or seizures if any of the products we sell is believed to cause injury or illness or if we are alleged to have violated governmental regulations in the labeling, promotion, sale or distribution of those products. A significant recall, withdrawal or seizure of any of the products we sell may require significant management attention, would likely result in substantial and unexpected costs and may adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products may adversely affect consumer confidence in our brands and thus decrease consumer demand for our products. We rely on our suppliers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representation and warranties, indemnification and/or insurance from our suppliers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of those products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations.

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

UNFI is our single largest third-party supplier, accounting for approximately 48% of our total purchases in fiscal year 2014. In addition, approximately 8% of our purchases were made through Albert’s Organics, a subsidiary of UNFI that distributes fresh produce and meat. In fiscal year 2012, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through 2016. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution agreement or the disruption, delay or inability of UNFI to deliver product to our stores may materially and adversely affect our operating results and we may be unable to establish alternative distribution channels on reasonable terms or at all.

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

As of September 30, 2014, we have store concentration in Colorado and Texas, operating 32 stores and 13 stores in those states, respectively, or a total of 51.7% of our stores. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population, competition, consumer preferences, new or revised laws or regulations, fires, floods or other natural disasters in these regions.

If we fail to maintain our reputation and the value of our brand, our sales may decline.

We believe our continued success depends on our ability to maintain and grow the value of the Natural Grocers by Vitamin Cottage brand. Maintaining, promoting and positioning our brand and reputation will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. Our brand could be adversely affected if we fail to achieve these objectives, or if our public image or reputation were to be tarnished by negative publicity. Sources of negative publicity may include, among others, social media posts, investment or financial community posts and poor reviews of stores, products, customer service and employment. Our reputation could also suffer from real or perceived issues involving the labeling or marketing of our products as “natural.” Although the FDA and USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, United States government regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. The loss of any member of our senior management team, particularly Kemper Isely or Zephyr Isely, our Co-Presidents since 1998, or Heather Isely or Elizabeth Isely, our Executive Vice Presidents since 1998, could have a material adverse effect on our ability to operate our business, our financial condition and results of operations, unless, and until, we are able to find a qualified replacement. Furthermore, our ability to manage our new store growth will require us to attract, motivate and retain qualified managers, Nutritional Health Coaches and store employees who understand and appreciate our culture and are able to represent our brand effectively in our stores. Competition for such personnel is intense, and we may be unable to attract, assimilate and retain the personnel required to grow and operate our business profitably.

Any significant interruption in the operations of our bulk food repackaging facility and distribution center could disrupt our ability to deliver our merchandise in a timely manner.

We repackage and distribute some of the products we sell through our bulk food repackaging facility and distribution center in Golden, Colorado. Any significant interruption in the operation of our bulk food repackaging and distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, power outages, labor disagreements, or shipping problems, could adversely impact our ability to receive and process orders, and distribute products to our stores. Such interruptions could result in lost sales, cancelled sales and a loss of customer loyalty to our brand. While we maintain business interruption and property insurance, if the operation of our distribution facility were interrupted for any reason causing delays in shipment of merchandise to our stores, our insurance may not be sufficient to cover losses we experience. This could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to various regulatory requirements, including those of the SEC and The New York Stock Exchange (NYSE). These requirements include, among other things, record keeping, financial reporting and corporate governance rules and regulations. Our management has been managing a public company since the Company’s initial public offering (IPO), in fiscal year 2012, and therefore its overall experience in managing a public company remains limited. Our public company reporting obligations have increased, and continue to impose, demands on our internal infrastructure and resources. Although we have hired additional staff in order to comply with these requirements, we may be unable to retain the staff necessary to comply with these requirements in the future. In certain continuing respects, we rely on outside consultants and professionals to supplement our capacity to meet these requirements. Our business could be adversely affected if we are unable to fulfill our public company obligations.

Future events could result in impairment of long-lived assets, which may result in charges that adversely affect our results of operations and capitalization.

Our total assets included long-lived assets totaling $121.1 million at September 30, 2014. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment evaluations require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future undiscounted cash flows of an asset group.

We have significant lease obligations, which may require us to continue paying rent for store locations that we no longer operate.

Our stores, bulk food repackaging facility and distribution center and administrative facility are leased. We are subject to risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all and may not be able to find replacement locations that will provide for the same success as current store locations. Of the current leases for our stores, one expires in fiscal year 2015, six expire in fiscal year 2016, one expires in fiscal year 2017, four expire in fiscal year 2018 and the remainder expire between fiscal years 2019 and 2062.

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

We believe that our trademarks or service marks, trade dress, copyrights, trade secrets, know-how and similar intellectual property are important to our success. In particular, we believe that the Natural Grocers by Vitamin Cottage name is important to our business, as well as to the implementation of our growth strategy. Our principal intellectual property rights include registered marks on Vitamin Cottage, Natural Grocers by Vitamin Cottage, Vitamin Cottage Natural Grocers, EDAP - Every Day Affordable Price, copyrights of our website content, rights to our domain names including www.vitamincottage.com and www.naturalgrocers.com, and trade secrets and know-how with respect to our product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark or service mark and copyright law, trade secret protection and confidentiality agreements with our employees and certain of our consultants, suppliers and others to protect our proprietary rights. If we are unable to defend or protect or preserve the value of our trademarks or service marks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

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

Our products could suffer from real or perceived quality or food safety concerns and may cause unexpected side effects, illness, injury or death that could result in their discontinuance or expose us to lawsuits, any of which could result in unexpected costs and damage to our reputation.

We could be materially, adversely affected if consumers lose confidence in the safety and quality of products we sell. There is substantial governmental scrutiny of and public awareness regarding food safety. We believe that many customers hold us to a higher quality standard than other retailers. Many of our products are vitamins, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. Unexpected side effects, illness, injury or death caused by our products could result in the discontinuance of sales of our products or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment in which case our creditors could levy against our assets. The real or perceived sale of contaminated or harmful products would cause negative publicity regarding our company, brand or products, including negative publicity in social media, which could in turn harm our reputation and net sales, which could have a material adverse effect on our business, financial condition and results of operations, or result in our insolvency.

Increase in the cost of raw materials could hurt our sales and profitability.

Costs of the raw agricultural commodities used in our private label products, including our bulk repackaged products, could increase. Such commodities are generally subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, energy prices, price inflation and general economic conditions and other unpredictable factors. An increase in the demand for or a reduced supply of raw agricultural commodities could cause our vendors to seek price increases from us, which could cause the retail price we charge for certain products to increase, in turn decreasing our sales of such products. Supply shortages may cause certain items to be unavailable, which could negatively affect our sales. Our profitability may be adversely impacted as a result of such developments through reduced gross margins or a decline in the number and average size of customer transactions. The cost of construction materials we use to build and remodel our stores is also subject to significant price volatility based on market and economic conditions. Higher construction material prices would increase the capital expenditures needed to construct a new store or remodel an existing store and, as a result, could increase the rent payable by the Company under its leases.

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

Postal rate increases, and increasing paper and printing costs affect the cost of our promotional mailings. Previous changes in postal rates increased the cost of our Health Hotline mailings and previous increases in paper and printing costs increased the cost of producing our Health Hotline newspaper inserts. In response to any future increase in mailing costs, we may consider reducing the number and size of certain promotional pieces. In addition, we rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not party to any long-term contracts for the supply of paper. We are also affected by increases in billboard costs and the cost of producing and broadcasting our television, radio and internet advertising pieces. Previous changes in broadcast rates resulted in an increase in the cost of our television commercials. In response to any future increase in broadcast costs, we may consider reducing the frequency, placement and length of certain promotional pieces. We are not party to any long-term contracts for broadcast time. Future increases in costs affecting our marketing, advertising and promotions could adversely impact our ability to advertise effectively and our profitability.

Our credit facility could limit our operational flexibility.

On December 12, 2013, we entered into an amended and restated credit facility (our Credit Facility). Our Credit Facility allows us to borrow up to $15.0 million, and an additional amount that may not exceed $10.0 million by obtaining an additional commitment or commitments. As of September 30, 2014, no borrowings were outstanding under our Credit Facility. Our Credit Facility is secured by a lien on substantially all of our assets and contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to incur additional indebtedness, grant liens, engage in certain merger, consolidation or asset sale transactions, make certain investments, make loans, advances, guarantees or acquisitions, engage in certain transactions with affiliates or permit certain sale and leaseback transactions without lender consent. We are also required to maintain certain financial ratios under our Credit Facility, including a consolidated leverage ratio and a consolidated fixed charge ratio. These covenants could restrict our operational flexibility, including our ability to open stores, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under our Credit Facility and, in certain circumstances, may allow the lender thereunder to require repayment.

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

Our future effective tax rates could be adversely affected by our earnings mix being lower than historical results in states where we have lower statutory rates and higher than historical results in states where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (IRS), and other state and local taxing authorities. Our results could be materially impacted by the determinations and expenses related to proceedings by the IRS and other state and local taxing authorities.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

Our anticipated growth, and continuing reporting obligations as a public company, are placing a continuing and considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), so that our management can periodically certify the effectiveness of such controls. As an “emerging growth company,” we have opted to take advantage of certain exemptions contained in the JOBS Act, and as a result, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. We expect that we will remain an “emerging growth company” until the earliest of (a) the last day of our fiscal year following the fifth anniversary of our IPO on July 25, 2012, (b) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more, (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, or (d) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we have (1) an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (2) been required to file annual, quarterly and current reports under the Exchange Act for a period of at least 12 calendar months and (3) filed at least one annual report pursuant to the Exchange Act. As a result, we may qualify as an “emerging growth company” until as late as September 30, 2017. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price.

Changes in accounting standards may materially impact reporting of our financial condition and reported results of operations.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as accounting for inventories, goodwill and intangible assets, store closures, leases, insurance, income taxes, stock-based compensation and mergers and acquisitions, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in underlying estimates, assumptions or judgments could significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations. As a result, changes in accounting standards may materially impact our reported results of operations.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not “emerging growth companies.” For so long as we are an “emerging growth company,” we will, among other things:

●	not be required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley;

●	not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;

●	not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;

●	be exempt from any rule adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplemental auditor discussion and analysis; and

●	be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (Securities Act), for complying with new or revised accounting standards. An “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to “opt out” of such extended transition period, and as a result, we have complied and will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Failure to protect our information systems against cyber-attacks or information security breaches, including failure to protect the integrity and security of individually identifiable data of our customers and employees, could expose us to litigation, damage our reputation and have a material adverse effect on our business.

We rely on computer systems and information technology to conduct our business. These systems are inherently vulnerable to disruption or failure, as well as internal and external security breaches, denial of service attacks or other disruptive problems caused by hackers. A failure of these systems could cause an interruption in our business which could materially and adversely affect our financial condition and results of operations.

In addition, we receive and maintain certain personal information about our customers and employees. The use of this information by us is regulated by applicable law. If our security and information systems are compromised or our employees fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, financial condition and results of operations. Additionally, we could be subject to litigation or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance.

Risks related to our stock

The market price of our common stock has been volatile and may continue to be volatile, and you may not be able to sell our stock at a favorable price or at all.

The market price of our common stock is likely to fluctuate significantly from time to time in response to a number of factors, most of which we cannot control, including those described under “—Risks related to our business” and the following:

●	differences between our actual financial and operating results and those expected by investors;

●	fluctuations in our quarterly operating results;

●	market conditions in our industry and the economy as a whole;

●	changes in our earnings guidance;

●	a change in the recommendation by any research analyst that follows our stock or any failure to meet the estimates made by research analysts;

●	investor perceptions of our prospects and the prospects of the grocery and dietary supplement industries;

●	the performance of our key vendors;

●	announcements by us, our vendors or our competitors regarding performance, strategy, significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

●	introductions of new product or new pricing policies by us or our competitors;

●	failure to recruit or retain key personnel; and

●	the level and quality of securities research analyst coverage for our common stock.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market price of equity securities.

Our current principal stockholders have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.

Members of the Isely family and certain persons, entities and accounts subject to a stockholders agreement relating to voting and limitations on the sale of shares, own or control 57.3% of our common stock. Due to their holdings of common stock, members of the Isely family are able to continue to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, an amendment of our certificate of incorporation (except when a class vote is required by law), any merger or consolidation requiring common stockholder approval, and a sale of all or substantially all of the Company’s assets. Members of the Isely family have the ability to prevent change-in-control transactions as long as they maintain voting control of the Company. In addition, members of the Isely family and trusts controlled by them entered into a stockholders agreement by which they agreed to aggregate their voting power with regard to the election of directors.

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

If certain of our stockholders sell, or the market perceives that certain of our stockholders intend to sell, in the public market, substantial amounts of our common stock, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a time and price we deem appropriate. As of December 8, 2014 we had a total of 22,487,600 shares of common stock outstanding. Of those, the 8,214,285 shares of common stock issued in the IPO and the 271,552 shares that as of December 8, 2014 had been issued in connection with the vesting of restricted stock units issued under the 2012 Omnibus Incentive Plan, are registered and freely tradable without restriction under the Securities Act. The Company is aware that 34,947 shares have been sold, and believes approximately 440,000 additional shares could be sold, in exempt transactions. Up to approximately 13,526,816 additional shares of common stock could be sold, subject to compliance with the requirements of the Securities Act and the stockholders agreement among members of the Isely family and certain persons, entities and accounts. The market price of our common stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them. Also, in the future, we may issue shares of our common stock as a result of the vesting of up to 49,181 additional restricted stock units or in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of our common stock.

We do not anticipate paying dividends on our capital stock in the foreseeable future and capital appreciation may be your sole source of potential gain.

We anticipate that we will retain our future earnings, for the foreseeable future, in order to fund our growth strategy and for general corporate purposes. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors (our board) and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board deems relevant. As a result, we can make no assurance that we will pay cash dividends to our stockholders in the future. Capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

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

These provisions include:

●	a staggered, or classified, board of directors;

●	authorizing our board to issue “blank check” preferred stock without stockholder approval;

●	prohibiting cumulative voting in the election of directors;

●	limiting the persons who may call special meetings of stockholders;

●	prohibiting stockholders from acting by written consent after the Isely family ceases to own more than 50% of the total voting power of our shares; and

●	establishing advance notice requirements for nominations for election to our board or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

The Isely family, or entities controlled by the Isely family, own more than 50% of the total voting power of our common shares for the election of directors, and therefore, we are considered a “controlled company” under the corporate governance standards set forth in the NYSE Listed Company Manual. As a “controlled company,” certain exemptions under NYSE standards free us from the obligation to comply with certain corporate governance requirements of the NYSE, including the requirements:

●	that a majority of our board consists of “independent directors,” as defined under the rules of the NYSE;

●

that our director nominees be selected, or recommended for our boards’ selection, either (1) by a majority of independent directors in a vote by independent directors, pursuant to a nominations process adopted by a board resolution, or (2) by a nominating and governance committee composed solely of independent directors with a written charter addressing the nominations process; and

●

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

Prior to our IPO in fiscal year 2012, we operated our business as a private company. As a public company, we have incurred and will further incur additional legal, accounting, compliance and other expenses that we did not incur as a private company. We are obligated to file with the SEC annual and quarterly reports and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (Exchange Act). In addition, we have, and may in the future, become subject to other reporting and corporate governance requirements, including certain requirements of the NYSE, and certain provisions of Sarbanes-Oxley and the Dodd-Frank Wall Street Reform and Consumer Protection Act, (Dodd-Frank), which are imposing or will impose significant compliance obligations upon us.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of September 30, 2014, we had 87 stores located in 14 states, as shown in the chart below:

State	Number of Stores
Arizona	3
Colorado	32
Idaho	3
Kansas	6
Missouri	1
Montana	4
Nebraska	3
New Mexico	5
Oklahoma	4
Oregon	8
Texas	13
Utah	2
Washington	1
Wyoming	2

In the fiscal years ended September 30, 2014 and 2013, we opened 15 and 13 new stores, respectively. During fiscal year 2015, through the date of this report, we have opened four stores in Golden, Colorado, Independence, Missouri, Reno, Nevada, and Oklahoma City, Oklahoma. We have signed leases for an additional five of the 18 new stores expected to open in fiscal year 2015.

Our home office is located in Lakewood, Colorado. We occupy our home office under a lease for approximately 35,000 square feet that expires in 2026; this facility is co-located with one of our stores. Additionally, we have a bulk food repackaging facility and distribution center located in Golden, Colorado.

All of our stores and facilities are leased, with varying terms and renewal options. Lease terms typically range between ten and 20 years, with additional renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the current leases for our stores, one expires in fiscal year 2015, six expire in fiscal year 2016, one expires in fiscal year 2017, four expire in fiscal year 2018, and the remainder will expire between fiscal years 2019 and 2062. We expect that we will be able to renegotiate these leases or relocate these stores as necessary.

In addition to new store openings, we periodically remodel or relocate stores. For fiscal year 2015, we plan to relocate three stores and remodel two stores.

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

Price Range of Our Common Stock

The following table shows the high and low sale prices per share of our common stock as quoted by the NYSE for the periods indicated:

Year ended September 30, 2014	High	Low
First Quarter (October 1, 2013 – December 31, 2013)	$42.68	$34.47
Second Quarter (January 1, 2014 – March 31, 2014)	44.60	33.51
Third Quarter (April 1, 2014 – June 30, 2014)	44.00	18.95
Fourth Quarter (July 1, 2014 – September 30, 2014)	24.27	16.01

Year ended September 30, 2013	High	Low
First Quarter (October 1, 2012 – December 31, 2012)	$25.00	$17.45
Second Quarter (January 1, 2013 – March 31, 2013)	23.45	17.47
Third Quarter (April 1, 2013 – June 30, 2013)	34.34	21.00
Fourth Quarter (July 1, 2013 – September 30, 2013)	42.86	29.24

Holders of Record

As of September 30, 2014, there were 102 holders of record of our common stock, and the closing price of our common stock was $16.28.

Dividend Policy

We anticipate that we will retain our future earnings, for the foreseeable future, in order to fund our growth strategy and for general corporate purposes. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board and will depend upon many factors, including our financial condition, earnings, legal requirements, and restrictions in our debt agreements and other factors our board deems relevant. Additionally, our Credit Facility prohibits the payment of cash dividends to Natural Grocers by Vitamin Cottage, Inc., the holding company, from Vitamin Cottage Natural Food Markets, Inc., the operating company, without the administrative agent’s consent except when no default or event of default exists. If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business.

Performance Graph

The graph below compares the cumulative return to shareholders of our common stock relative to the cumulative total returns of the NYSE Composite Index and the S&P Food Retail Index from July 25, 2012 to September 30, 2014, which is the amount of time our stock has been trading publicly following our IPO on July 25, 2012. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes from July 25, 2012 to September 30, 2014. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Use of Proceeds From Registered Securities

None.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

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

	Year ended September 30,
	2014	2013	2012	2011	2010
Statements of Income Data (dollars in thousands):
Net sales	$520,674	430,655	336,385	264,544	226,910
Cost of goods sold and occupancy costs	369,172	304,922	237,328	187,162	159,797
Gross profit	151,502	125,733	99,057	77,382	67,113
Store expenses	108,657	89,935	72,157	57,610	47,162
Administrative expenses	14,823	13,479	12,733	10,397	9,631
Pre-opening and relocation expenses	3,774	3,231	2,173	1,964	1,293
Operating income	24,248	19,088	11,994	7,411	9,027
Other income (expense):
Interest expense	(2,496)	(2,166)	(568)	(669)	(967)
Other income (expense), net	2	9	6	35	3
Income before income taxes	21,754	16,931	11,432	6,777	8,063
Provision for income taxes	(8,281)	(6,379)	(3,955)	(2,167)	(2,466)
Net income	13,473	10,552	7,477	4,610	5,597
Net income attributable to noncontrolling interest	—	—	(828)	(1,106)	(1,189)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$13,473	10,552	6,649	3,504	4,408
Per Share Data:
Net income attributable to Natural Grocers by Vitamin Cottage, Inc. per common share
Basic	$0.60	0.47	0.30	0.16	0.20
Diluted	$0.60	0.47	0.30	0.16	0.20
Shares used in computation of net income attributable to Natural Grocers by Vitamin Cottage, Inc. per common share
Basic	22,466,432	22,399,346	22,372,184	22,372,184	22,372,184
Diluted	22,479,835	22,441,382	22,463,093	22,461,405	22,461,405
Pro Forma Statements of Income Data (Unaudited) (dollars in thousands)(1):
Income before income taxes	$21,754	16,931	11,432	6,777	8,063
Pro forma provision for income taxes	(8,281)	(6,379)	(4,264)	(2,589)	(2,892)
Pro forma net income	$13,473	10,552	7,168	4,188	5,171
Pro Forma Per Share Data (Unaudited)(2):
Pro forma net income per common share
Basic	$0.60	0.47	0.32	0.19	0.23
Diluted	$0.60	0.47	0.32	0.19	0.23
Other Financial Data (Unaudited) (dollars in thousands):
EBITDA(3)	$41,462	32,593	21,949	15,137	14,540
EBITDA margin(4)	8.0%	7.6	6.5	5.7	6.4
Other Operating Data (Unaudited):
Number of stores at end of period	87	72	59	49	39
Number of stores opened during the period	15	13	10	10	6
Number of stores relocated and remodeled during the period	2	3	1	1	2
Change in comparable store sales(5)	5.6%	10.8	11.6	4.9	2.1
Change in daily average comparable store sales(5)	5.6%	11.1	11.3	4.9	2.1
Change in mature store sales(6)	3.4%	6.1	7.6	2.0	0.2
Change in daily average mature store sales(6)	3.4%	6.4	7.3	2.0	0.2
Gross square footage at end of period(7)	1,354.204	1,097,708	801,914	619,172	472,393
Selling square footage at end of period(7)	892,908	728,609	572,132	459,435	360,764
Average comparable store size (gross square feet)(8)	15,250	13,900	12,816	12,239	12,328
Average comparable store size (selling square feet)(8)	10,125	9,872	9,458	9,284	9,483
Comparable store sales per selling square foot during period(9)	$708	729	734	720	730

	As of September 30,
	2014	2013	2012	2011	2010
Selected Balance Sheet Data (dollars in thousands):
Cash and cash equivalents	$5,113	8,132	17,291	378	446
Total assets	188,985	159,903	125,662	78,915	60,272
Total debt(10)	21,977	19,822	5,808	28,442	23,748
Total stockholders’ equity	98,854	84,533	72,949	15,927	12,307

(1)

In connection with our IPO in the fourth quarter of fiscal year 2012, we purchased the 45% noncontrolling interest in Boulder Vitamin Cottage Group, LLC (BVC) not previously owned by us. Prior to the purchase of the noncontrolling interest, we held a controlling 55% interest in BVC for all periods presented. As such, our consolidated statements of income include the revenues and expenses of BVC for the fiscal years ended September 30, 2012, 2011 and 2010 as required by generally accepted accounting principles in the United States of America (GAAP). We previously reported the 45% of BVC’s net income as net income attributable to noncontrolling interest in our consolidated statements of income for the periods in which we did not own 100% of BVC. The pro forma financial data presented above illustrates what our net income would have been had we owned 100% of BVC for the fiscal years ended September 30, 2012, 2011 and 2010. Pro forma net income attributable to Natural Grocers by Vitamin Cottage, Inc., is not a measure of financial performance under GAAP. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure of pro forma net income, together with a reconciliation from net income attributable to Natural Grocers by Vitamin Cottage, Inc., as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period, and we believe this non-GAAP measure provides investors with comparable data period over period to illustrate pro forma results had we owned 100% of BVC for all periods presented. We further believe that our presentation of this non-GAAP financial measurement provides information that is useful to analysts and investors because they are important indicators of the strength of our operations and the performance of our business. This non-GAAP measure is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. This non-GAAP financial measure has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to pro forma net income, dollars in thousands, except per share data:

	Year ended September 30,
	2014	2013	2012	2011	2010
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$13,473	10,552	6,649	3,504	4,408
Net income attributable to noncontrolling interest	—	—	828	1,106	1,189
Net income	13,473	10,552	7,477	4,610	5,597
Provision for income taxes	8,281	6,379	3,955	2,167	2,466
Income before income taxes	21,754	16,931	11,432	6,777	8,063
Pro forma provision for income taxes	(8,281)	(6,379)	(4,264)	(2,589)	(2,892)
Pro forma net income	$13,473	10,552	7,168	4,188	5,171

Per Share Data:
Pro forma net income per common share
Basic	$0.60	0.47	0.32	0.19	0.23
Diluted	$0.60	0.47	0.32	0.19	0.23

Our effective tax rate increased as a result of the BVC acquisition, as the income attributable to the noncontrolling interest was nontaxable income prior to the acquisition, but is included in our taxable income after the acquisition. The following table reconciles our effective tax rate to our pro forma effective tax rate had we owned 100% of BVC for the fiscal years ended September 30, 2012, 2011 and 2010:

	Year ended September 30,
	2014	2013	2012	2011	2010

Statutory tax rate	35.0%	34.0	34.0	34.0	34.0
Nontaxable net income attributable to noncontrolling interest	—	—	(2.7)	(6.2)	(5.3)
State income taxes, net of federal income tax expense	3.0	3.3	3.0	3.4	2.5
Other, net	0.1	0.4	0.3	0.8	(0.6)
Effective tax rate	38.1	37.7	34.6	32.0	30.6
Pro forma adjustment to exclude nontaxable net income attributable to noncontrolling interest	—	—	2.7	6.2	5.3
Pro forma effective tax rate	38.1%	37.7	37.3	38.2	35.9

Effective October 31, 2012, BVC merged with and into our operating company and ceased to exist.

(2)

Pro forma per share data is calculated using pro forma net income had we owned 100% of BVC for the fiscal years ended September 30, 2012, 2011 and 2010, as discussed above, divided by basic and diluted weighted average shares outstanding for those fiscal periods.

(3)

Earnings before interest, taxes, depreciation and amortization, (EBITDA) is not a measure of financial performance under GAAP. We define EBITDA as net income attributable to Natural Grocers by Vitamin Cottage, Inc. before interest expense, provision for income tax, depreciation and amortization, and for the fiscal years ended September 30, 2012, 2011 and 2010, net income attributable to the noncontrolling interest. We believe EBITDA provides additional information about (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a measure in our debt covenants under our Credit Facility. In addition, EBITDA performance is one of the factors upon which funding of our incentive compensation plans is based.

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

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA, dollars in thousands:

	Year ended September 30,
	2014	2013	2012	2011	2010
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$13,473	10,552	6,649	3,504	4,408
Net income attributable to noncontrolling interest	—	—	828	1,106	1,189
Net income	13,473	10,552	7,477	4,610	5,597
Interest expense	2,496	2,166	568	669	967
Provision for income taxes	8,281	6,379	3,955	2,167	2,466
Depreciation and amortization	17,212	13,496	9,949	7,691	5,510
EBITDA	$41,462	32,593	21,949	15,137	14,540

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

(10)

Total debt includes capital and financing lease obligations, notes payable to related parties, the outstanding principal balance of our term loan and outstanding borrowings under our Credit Facility. As of September 30, 2012, the term loan was fully repaid. As of September 30, 2013, the notes payable to related parties was fully repaid. As of both September 30, 2014 and September 30, 2013, no amounts were outstanding under our Credit Facility.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado, and as of September 30, 2014, we operated 87 stores in 14 states, including Colorado, Arizona, Idaho, Kansas, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming, as well as a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from 5,000 to 16,000 selling square feet. For the year ended September 30, 2014, our new stores averaged approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. Over the last five fiscal years, our store base has grown at a compound annual growth rate of 21.4%, including 15, 13 and ten new stores in fiscal year 2014, 2013 and 2012, respectively. We currently plan to open 18 new stores in fiscal year 2015. Between September 30, 2014 and the date of this report on Form 10-K, we have opened four stores in Colorado, Missouri, Nevada and Oklahoma. As of the date of this report, we also have signed leases for an additional five new store locations expected to open in fiscal year 2015 in Arizona, Arkansas, Colorado and Kansas.

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

●

Net sales. Net sales were $520.7 million for the year ended September 30, 2014, which is a $90.0 million, or 20.9%, increase compared to net sales of $430.7 million for the year ended September 30, 2013. Net sales increased at a compound annual growth rate of 24.4% from fiscal year 2012 to fiscal year 2014.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the year ended September 30, 2014 each increased 5.6% over the year ended September 30, 2013. As of September 30, 2014, we have had over 49 consecutive quarters of positive comparable store sales growth.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the year ended September 30, 2014 each increased 3.4% over the year ended September 30, 2013. For fiscal year 2014, mature stores include all stores open during or before fiscal year 2009.

●

Net income. Net income was $13.5 million for the year ended September 30, 2014, which increased $2.9 million, or 27.7%, when compared to net income of $10.6 million for the year ended September 30, 2013.

●

EBITDA. EBITDA was $41.5 million in the year ended September 30, 2014, which increased $8.9 million, or 27.2%, from $32.6 million in the year ended September 30, 2013. EBITDA is not a measure of financial performance under GAAP. Refer to the “Selected Financial Data” section of this report on Form 10-K for a definition of EBITDA and a reconciliation of net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA.

●

Liquidity. As of September 30, 2014, cash and cash equivalents was $5.1 million, and there was $14.3 million available under our Credit Facility of $15.0 million. As of September 30, 2014, the Company had an outstanding letter of credit of $0.7 million which was reserved against the amount available for borrowing under the terms of our Credit Facility. The Company had no amounts outstanding under our Credit Facility as of September 30, 2014.

●

New store growth. We have opened 54 new stores since the beginning of fiscal year 2010, ending with 87 stores as of September 30, 2014. Our new store compound annual growth rate was 21.4% from fiscal year 2012 to fiscal year 2014.

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

●

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs continuing into the foreseeable future. Our financial results for the year ended September 30, 2014 reflect the effects of these factors, and we anticipate future periods will be impacted likewise.

●

Competition. The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry. Our competition varies by market and includes conventional supermarkets, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers markets, food co-ops, mail order and online retailers and multi-level marketers. We have recently faced increased competition as a result of the opening of natural and organic, gourmet and/or specialty food retailers, as well as the increased offering of natural and organic foods at conventional grocers. In some cases, the impact of these competitive changes has caused the rate of growth in our net sales to decelerate. The longer term impact is more difficult to predict and is dependent on a number of factors in a particular market. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing exceptional customer service and operational excellence, differentiate us in the industry and provide us the competitive advantage to effectively respond to the increased competition.

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

We plan for the foreseeable future to continue opening new stores and entering new markets at or above recent levels of growth. During the past few years, we have successfully expanded our infrastructure to enable us to support our continued growth. This has included successfully implementing our ERP system, hiring key personnel and developing efficient, effective new store opening construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center. We substantially completed the implementation of a HRIS in fiscal year 2014 which we believe will allow us to more efficiently and effectively onboard and train our employees at all locations. In fiscal year 2015, we plan to redesign our website to enhance functionality and create a more engaging user experience, as well as exploring options to include additional services through other digital platforms, such as digital coupons, home delivery services and a loyalty program.

We believe there are opportunities for us to continue to expand our store base and focus on increasing comparable store sales. Future sales growth, including comparable store sales, could vary due to increasingly competitive conditions in the natural and organic grocery and dietary supplement industry. As we continue to expand our store base, we believe there are opportunities for increased leverage in costs, such as administrative expenses, as well as increased economies of scale in sourcing products. However, due to our commitment to providing high-quality products at affordable prices and increased competition, such sourcing economies and efficiencies at our bulk food repacking facility and distribution center may not be reflected in our gross margin in the near term.

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

●

Change in daily average comparable store sales. Daily average comparable store sales are comparable store sales divided by the number of selling days in each period. We use this metric to remove the effect of differences in the number of selling days we are open during the comparable periods. The years ended September 30, 2014 and 2013 each had one less selling day than the year ended September 30, 2012 due to the occurrence of leap year in the year ended September 30, 2012.

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

●

Change in daily average mature store sales. Daily average mature store sales are mature store sales divided by the number of selling days in each period. We use this metric to remove the effect of differences in the number of selling days during the comparable periods. The years ended September 30, 2014 and 2013 each had one less selling day than the year ended September 30, 2012 due to the occurrence of leap year in the year ended September 30, 2012.

●

Transaction count. Transaction count represents the number of transactions reported at our stores over such period and includes transactions that are voided, return transactions and exchange transactions.

●

Average transaction size. Average transaction size, or basket size, is calculated by dividing net sales by transaction count for a given time period. We use this metric to track the trends in average dollars spent in our stores per customer transaction.

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

Operating income

Operating income consists of gross profit less store expenses, administrative expenses and pre-opening and relocation expenses. Operating income can be impacted by a number of factors, including the timing of new store openings and store relocations, whether or not a store lease is classified as an operating or a capital or financing lease, as well as increases in store expenses and administrative expenses. The amount of time it takes for new stores to become profitable can vary depending on a number of factors, including location, competition, a new market versus an existing market and the strength of store management.

Interest expense

Interest expense consists of the interest associated with capital and financing lease obligations, net of capitalized interest. Interest expense also includes interest we incur on our outstanding indebtedness, which includes our Credit Facility and related party notes payable. As of September 30, 2012, our prior term loan was fully repaid. As of September 30, 2013, the notes payable to related parties were fully repaid. As of both September 30, 2014 and September 30, 2013, no amounts were outstanding under our Credit Facility.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Year ended September 30,
	2014	2013	2012

Statements of Income Data:*
Net sales	100.0%	100.0	100.0
Cost of goods sold and occupancy costs	70.9	70.8	70.6
Gross profit	29.1	29.2	29.4
Store expenses	20.9	20.9	21.5
Administrative expenses	2.8	3.1	3.8
Pre-opening and relocation expenses	0.7	0.8	0.6
Operating income	4.7	4.4	3.6
Interest expense	(0.5)	(0.5)	(0.2)
Income before income taxes	4.2	3.9	3.4
Provision for income taxes	(1.6)	(1.5)	(1.2)
Net income	2.6	2.5	2.2
Net income attributable to noncontrolling interest	—	—	(0.2)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	2.6%	2.5	2.0
__________________________
*Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	87	72	59
Store unit count increase period over period	20.8%	22.0	20.4
Change in comparable store sales	5.6%	10.8	11.6
Change in daily average comparable store sales	5.6%	11.1	11.3
Change in mature store sales	3.4%	6.1	7.6
Change in daily average mature store sales	3.4%	6.4	7.3

Year ended September 30, 2014 compared to the year ended September 30, 2013

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Increase (Decrease)
	2014	2013	Dollars	Percent
Statements of Income Data:
Net sales	$520,674	430,655	90,019	20.9%
Cost of goods sold and occupancy costs	369,172	304,922	64,250	21.1
Gross profit	151,502	125,733	25,769	20.5
Store expenses	108,657	89,935	18,722	20.8
Administrative expenses	14,823	13,479	1,344	10.0
Pre-opening and relocation expenses	3,774	3,231	543	16.8
Operating income	24,248	19,088	5,160	27.0
Other income (expense):
Dividends and interest income	2	9	(7)	(77.8)
Interest expense	(2,496)	(2,166)	(330)	15.2
Income before income taxes	21,754	16,931	4,823	28.5
Provision for income taxes	(8,281)	(6,379)	(1,902)	29.8
Net income	$13,473	10,552	2,921	27.7%

Net sales

Net sales increased $90.0 million, or 20.9%, to $520.7 million for the year ended September 30, 2014 compared to $430.7 million for the year ended September 30, 2013 primarily due to a $66.0 million increase in new store sales and a $24.0 million, or 5.6%, increase in comparable store sales. The comparable store sales increase was driven by a 2.3% increase in daily average transaction count and a 3.2% increase in average transaction size. Comparable store average transaction size was $36.09 in the year ended September 30, 2014 compared to $35.96 in the year ended September 30, 2013. The rate of growth in our comparable store sales, while positive, has been slowed by the impact of increased competition.

Gross profit

Gross profit increased $25.8 million, or 20.5%, to $151.5 million for the year ended September 30, 2014 compared to $125.7 million for the year ended September 30, 2013 primarily driven by positive comparable store sales and an increase in the number of stores. Gross margin decreased to 29.1% for the year ended September 30, 2014 from 29.2% for the year ended September 30, 2013. The decrease in gross margin was due to an increase in occupancy costs as a percentage of sales, partially offset by an increase in product margin. The positive impact in product margin is due to increases in product margin across almost all departments, partially offset by a shift in sales mix towards products with lower margin for the year ended September 30, 2014 as compared to the year ended September 30, 2013. Gross margin benefitted from operating efficiencies at the bulk food repackaging and distribution center for the year ended September 30, 2014 as compared to the year ended September 30, 2013. Occupancy costs as a percentage of sales increased in the year ended September 30, 2014 as compared to the year ended September 30, 2013 primarily due to increased average lease expenses at newer stores and the fixed nature of occupancy costs per store.

For the years ended September 30, 2014 and 2013, the Company had ten and nine leases for stores which were classified as capital and financing lease obligations. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the years ended September 30, 2014 and 2013 would have been approximately 60 and 55 basis points higher than as reported, respectively.

Store expenses

Store expenses increased $18.7 million, or 20.8%, to $108.7 million in the year ended September 30, 2014 from $89.9 million in the year ended September 30, 2013. Store expenses as a percentage of sales were 20.9% for both of the years ended September 30, 2014 and 2013. The consistency of store expenses as a percentage of sales was primarily due to an overall decrease in salaries, benefits and related expenses, offset by increases in depreciation expense and, to a lesser extent, utilities expense. The decreases in salaries, benefits and related expenses was primarily due to lower incentive compensation and other discretionary benefits expense, reflecting our pay-for-performance philosophy, partially offset by increases in salaries, benefits and related expenses required to support store growth. Salaries, benefits and related expense increased as a percentage of sales at comparable stores. Depreciation expense as a percentage of sales increased due to stores opened in fiscal year 2014.

Administrative expenses

Administrative expenses increased $1.3 million, or 10.0%, to $14.8 million for the year ended September 30, 2014 compared to $13.5 million for the year ended September 30, 2013, primarily due to the addition of general and administrative positions to support our store growth, partially offset by lower incentive compensation and other discretionary benefits expense, reflecting our pay-for-performance philosophy. Administrative expenses as a percentage of sales were 2.8% and 3.1% for the years ended September 30, 2014 and 2013, respectively. The decrease in administrative expenses as a percentage of sales was a result of our ability to support additional store investment and sales without proportionate investments in overhead.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.5 million, or 16.8%, in the year ended September 30, 2014 to $3.8 million compared to $3.2 million in the year ended September 30, 2013 due to the increased number of new store openings in fiscal year 2014, as well as the timing of new store openings and possession of stores that are not yet opened, and the lease classification for those stores that were opened. Pre-opening and relocation expenses as a percentage of sales were 0.7% and 0.8% for the years ended September 30, 2014 and 2013, respectively. The numbers of stores opened, relocated and remodeled were as follows for the periods presented:

	Year ended September 30,
	2014	2013
New stores	15	13
Relocated stores	─	1
Remodeled stores	2	2
	17	16

Interest expense

Interest expense, net of capitalized interest, increased $0.3 million, or 15.2%, in the year ended September 30, 2014 compared to the year ended September 30, 2013 primarily due to a $0.7 million increase in interest expense primarily related to capital and financing lease obligations, offset by a $0.4 million increase in capitalized interest. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 45 and 50 basis points lower than as reported in the years ended September 30, 2014 and 2013, respectively.

Income taxes

Our effective income tax rate for the years ended September 30, 2014 and 2013 was 38.1% and 37.7%, respectively. The increase in our effective income tax rate was primarily due to an increase in federal income taxes, and to a lesser extent to changes in the blended state tax rates. Our federal income taxes increased because of additional taxable income and a consequential higher tax rate. Our additional taxable income was due in part to the impact of prior deductions for bonus depreciation.

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

Net income.

Net income increased 27.7% to $13.5 million, or $0.60 per diluted earnings per share, in the year ended September 30, 2014 from $10.6 million, or $0.47 per diluted earnings per share, in the year ended September 30, 2013.

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

Interest expense

Interest expense increased $1.6 million, or 281.3%, in the year ended September 30, 2013 compared to the year ended September 30, 2012 primarily due to a $2.1 million increase in interest expense related to capital and financing lease obligations, partially offset by a $0.5 million decrease in interest expense due to the payoff of all outstanding amounts under a term loan and revolving credit facility in July 2012 in conjunction with our IPO. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales in the year ended September 30, 2013 would have been approximately 50 basis points lower than as reported.

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

Non-GAAP financial measures

Pro forma net income and adjusted pro forma net income

Pro forma net income and adjusted pro forma net income are not measures of financial performance under GAAP. The pro forma net income presented illustrates what our net income would have been had we owned 100% of BVC for the full year ended September 30, 2012, and pro forma adjusted net income further excludes the after tax impact of share-based compensation expense for our Chief Financial Officer and certain employees who are not named executive officers and to exclude expenses that were contingent upon the completion of our IPO. The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to pro forma net income and adjusted pro forma net income, dollars in thousands, except per share data:

	Year ended September 30,
	2014	2013	2012

Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$13,473	10,552	6,649
Net income attributable to noncontrolling interest	—	—	828
Net income	13,473	10,552	7,477
Provision for income taxes	8,281	6,379	3,955
Income before income taxes	21,754	16,931	11,432
Pro forma provision for income taxes	(8,281)	(6,379)	(4,264)
Pro forma net income	13,473	10,552	7,168
Share-based compensation (excluding Board of Directors share-based compensation) of $376, $489 and $1,106, net of income taxes of $143, $184 and $412, respectively	233	305	694
IPO incentive compensation of $0, $0 and $286, net of income taxes of $0, $0 and $107, respectively	—	—	179
Adjusted pro form net income	$13,706	10,857	8,041

Per Share Data:
Pro forma net income per common share
Basic	$0.60	0.47	0.32
Diluted	$0.60	0.47	0.32
Adjusted pro forma net income per common share
Basic	$0.61	0.48	0.36
Diluted	$0.61	0.48	0.36

On a comparative basis, pro forma net income increased 27.7% to $13.5 million, or $0.60 per diluted earnings per share for the year ended September 30, 2014 as compared to pro forma net income of $10.6 million, or $0.47 per diluted earnings per share for the year ended September 30, 2013. On a comparative basis, pro forma net income increased 47.2% to $10.6 million or $0.47 per diluted earnings per share for the year ended September 30, 2013 as compared to pro forma net income of $7.2 million, or $0.32 per diluted earnings per share for the year ended September 30, 2012. Our effective tax rate increased as a result of the BVC acquisition, as the income attributable to the noncontrolling interest was nontaxable income prior to the acquisition, but is included in our taxable income after the acquisition. On a comparative basis, adjusted pro forma net income increased 26.2% to $13.7 million, or $0.61 per diluted earnings per share for the year ended September 30, 2014 as compared to adjusted pro forma net income of $10.9 million, or $0.48 per diluted earnings per share for the year ended September 30, 2013. On a comparative basis, adjusted pro forma net income increased 35.0% to $10.9 million, or $0.48 per diluted earnings per share for the year ended September 30, 2013 as compared to adjusted pro forma net income of $8.0 million, or $0.36 per diluted earnings per share for the year ended September 30, 2012.

Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures of pro forma net income and adjusted pro forma net income, together with a reconciliation from net income attributable to Natural Grocers by Vitamin Cottage, Inc., as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period, and we believe these non-GAAP measures provide investors with comparable data period over period to illustrate pro forma results had we owned 100% of BVC for all periods presented, excluding the after tax impact of share-based compensation expense for our Chief Financial Officer and certain employees who are not named executive officers and excluding expenses that were contingent upon the completion of our IPO. Our competitors may define these non-GAAP financial measures differently, and as a result, our measure of pro forma net income and adjusted pro forma net income may not be directly comparable to those of other companies. Items excluded from pro forma net income are significant components in understanding and assessing financial performance. These non-GAAP measures are supplemental measures of operating performance that do not represent and should not be considered in isolation or as an alternative to, or substitute for net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. These non-GAAP financial measures have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. We further believe that our presentation of these non-GAAP financial measurements provide information that is useful to analysts and investors because they are important indicators of the strength of our operations and the performance of our business.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We define EBITDA as net income attributable to Natural Grocers by Vitamin Cottage, Inc. before interest expense, provision for income taxes, depreciation and amortization, and for the fiscal year ended September 30, 2012, net income attributable to the noncontrolling interest. We define Adjusted EBITDA as EBITDA excluding the impact of share-based compensation expense for our Chief Financial Officer and certain employees who are not named executive offers and excluding certain expenses that were contingent upon the completion of our IPO. The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA and to Adjusted EBITDA, dollars in thousands:

	Year ended September 30,
	2014	2013	2012

Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$13,473	10,552	6,649
Net income attributable to noncontrolling interest	—	—	828
Net income	13,473	10,552	7,477
Interest expense	2,496	2,166	568
Provision for income taxes	8,281	6,379	3.955
Depreciation and amortization	17,212	13,496	9,949
EBITDA	41,462	32,593	21,949
Share-based compensation (excluding Board of Directors share-based compensation)	376	489	1,106
IPO Incentive compensation	—	—	286
Adjusted EBITDA	$41,838	33,082	23,341

EBITDA increased 27.2% to $41.5 million in the year ended September 30, 2014 compared to $32.6 million in the year ended September 30, 2013. EBITDA as a percent of sales was 8.0% and 7.6% for the year ended September 30, 2014 and 2013, respectively. Adjusted EBITDA (which excludes $0.4 million and $0.5 million for fiscal year 2014 and 2013, respectively, of share-based incentive compensation expenses) increased 26.5% to $41.8 million for the year ended September 30, 2014 as compared to $33.1 million for the year ended September 30, 2013. The stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 60 basis points for each of the years ended September 30, 2014 and 2013, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening date if these leases had been accounted for as operating leases.

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

Management believes that some investors’ understanding of our performance is enhanced by including these non-GAAP financial measures of EBITDA and Adjusted EBITDA. We believe EBITDA and Adjusted EBITDA provide additional information about (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes, and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a measure in our debt covenants under our Credit Facility, and our incentive compensation plans base incentive compensation payments on our EBITDA performance. Furthermore, management believes some investors use EBITDA and Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. By providing these non-GAAP financial measures, together with a reconciliation from net income attributable to Natural Grocers by Vitamin Cottage, Inc., we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives.

Our competitors may define these non-GAAP financial measures differently, and as a result, our measure of EBITDA and Adjusted EBITDA may not be directly comparable to those of other companies. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. These non-GAAP measures are supplemental measures of operating performance that do not represent and should not be considered in isolation or as an alternative to, or substitute for, net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. These non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For additional discussion of our use of the non-GAAP financial measure EBITDA and Adjusted EBITDA, and some of the limitations, please refer to the “Selected Financial Data” section of this report on Form 10-K.

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility.

Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening new stores and relocating and remodeling certain existing stores, debt service and corporate taxes. As of September 30, 2014, we had $5.1 million in cash and cash equivalents, as well as $14.3 million available under our Credit Facility.

On December 12, 2013, we amended and restated our then-existing $15.0 million credit agreement, as a result of which, among other things, (i) the maturity date of our Credit Facility was extended by three years to January 31, 2017, (ii) the Company has the right to request the issuance of letters of credit under our Credit Facility up to $3.0 million, (iii) the Company is allowed to increase the amount available under our Credit Facility, up to an additional amount that may not exceed $10.0 million by obtaining an additional commitment or commitments, (iv) a requirement for a consolidated EBITDA to revenue ratio was eliminated and (v) the unused commitment fee was changed from 0.20% to amounts ranging from 0.15% to 0.35% based on certain conditions.

We plan to continue to open new stores, which has previously required and may continue to require us to borrow additional amounts under our Credit Facility in the future. We expect to draw on our line of credit at the end of the first quarter of fiscal 2015 due to the timing of annual income tax payments and new store openings, including the acquisition of substantially all of the assets and certain liabilities of a natural food retailer located in Independence, Missouri. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Year ended September 30,
	2014	2013	2012

Net cash provided by operating activities	$31,749	25,717	25,202
Net cash used in investing activities	(34,872)	(34,624)	(25,558)
Net cash provided by (used in) financing activities	104	(252)	17,269
Net (decrease) increase in cash and cash equivalents	(3,019)	(9,159)	16,913
Cash and cash equivalents, beginning of year	8,132	17,291	378
Cash and cash equivalents, end of year	$5,113	8,132	17,291

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $6.0 million, or 23.5%, to $31.7 million in the year ended September 30, 2014, from $25.7 million in the year ended September 30, 2013. The increase in cash provided by operating activities was primarily due to an increase in net income, as adjusted for depreciation and amortization resulting from the addition of new stores, offset by changes in working capital driven by the timing of payment on inventory and other purchases. Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Cash provided by operating activities increased $0.5 million, or 2.0%, to $25.7 million in the year ended September 30, 2013 compared to $25.2 million in the year ended September 30, 2012. The increase in cash provided by operating activities period over period was primarily due to an increase in net income adjusted for non-cash items and changes in working capital driven by fluctuations in the timing of payment on inventory and other purchases.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures. Cash used in investing activities increased $0.3 million, or 0.7%, to $34.9 million in the year ended September 30, 2014 from $34.6 million in the year ended September 30, 2013. The increase in capital expenditures from the year ended September 30, 2014 compared to the year ended September 30, 2013, was primarily driven by the timing and increased number of new stores opened during the year ended September 30, 2014. The cash used for capital expenditures was partially offset by $1.1 million in proceeds received from maturity of our short term investments – available-for-sale, as well as a $0.5 million reduction in our restricted cash balance in the year ended September 30, 2014.

We opened 15 new stores in the year ended September 30, 2014 and remodeled two stores. In addition, we plan to open 18 new stores, relocate three existing stores and remodel two stores in fiscal year 2015. Since September 30, 2014, we have opened four new stores, and we have signed leases for an additional five new stores expected to open in fiscal year 2015. We plan to spend approximately $45 million to $47 million on capital expenditures during fiscal year 2015 in association with the 18 planned new stores, the three store relocations and the two store remodels. We anticipate that our new stores will require, on average, an upfront capital investment of approximately $1.7 million per store.

Acquisition of property and equipment not yet paid decreased $0.3 million to $3.3 million in fiscal year 2014 compared to fiscal year 2013 due to the timing of new store openings and relocations. We opened three new stores in the fourth quarter of fiscal year 2014 compared to opening four new stores and relocating one store in the fourth quarter of fiscal year 2013.

Cash used in investing activities increased $9.1 million, or 35.5%, to $34.6 million in the year ended September 30, 2013 from $25.6 million in the year ended September 30, 2012 and is due to the timing of capital expenditures related to new stores and relocation of one store, offset by an increase in proceeds from the sale of property and equipment, primarily related to the sale of land in a sale-leaseback transaction.

Financing Activities

Cash provided by (used in) financing activities consists primarily of borrowings and repayments under our Credit Facility, excess tax benefits on vested share-based compensation and payments of capital and financing lease obligations. Cash provided by financing activities was $0.1 million for the year ended September 30, 2014, as compared to cash used in financing activities of $0.3 million in the year ended September 30, 2013. The increase in cash provided by financing activities for the year ended September 30, 2014 was primarily due to a decrease in repayments of related party notes payable and equity issuance costs paid, partially offset by a decrease in excess tax benefits for vested share based compensation.

Cash used in financing activities was $0.3 million for the year ended September 30, 2013, as compared to cash provided by financing activities of $17.3 million in the year ended September 30, 2012. The cash provided by financing activities for the year ended September 30, 2012 included $58.1 million in proceeds from our fourth quarter 2012 IPO, offset by a $39.8 million use of proceeds for repayment of amounts outstanding under our then-existing term loan and revolving credit agreement, purchase of the noncontrolling interest in BVC and payment of expenses associated with the IPO.

Credit Facility and Note Payable—Related Party

Credit Facility

We are a party to an amended and restated revolving credit facility (our Credit Facility).

Effective October 31, 2012, we amended our then-existing revolving credit agreement to reduce the amount available for borrowing to $15.0 million from $21.0 million and to reduce the unused commitment fee from 0.375% to 0.20%. The reduction in the unused commitment fee was retroactive to August 1, 2012.

On December 12, 2013, we amended and restated our then-existing $15.0 million credit agreement, as a result of which, among other things, (i) the maturity date of our Credit Facility was extended by three years to January 31, 2017, (ii) the Company has the right to request the issuance of letters of credit under our Credit Facility up to $3.0 million, (iii) the Company is allowed to increase the amount available under our Credit Facility, up to an additional amount that may not exceed $10.0 million, by obtaining an additional commitment or commitments, (iv) a requirement for a consolidated EBITDA to revenue ratio was eliminated and (v) the unused commitment fee was changed from 0.20% to amounts ranging from 0.15% to 0.35% based on certain conditions.

The amount available under our Credit Facility is $15.0 million. We had no amounts outstanding under our Credit Facility at September 30, 2014 or 2013, and $14.3 million available for borrowing as of September 30, 2014. As of September 30, 2014, we had an undrawn, issued and outstanding letter of credit of $0.7 million which was reserved against the amount available for borrowing under the terms of our Credit Facility. For floating rate borrowings under our Credit Facility, interest is determined by the lender’s administrative agent and is stated at the prime rate less the lender spread, subject to the Company meeting certain financial measures. For fixed rate borrowings under our Credit Facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread, subject to us meeting certain financial measures. The average annual interest rates for the years ended September 30, 2014 and 2013 were 1.85% and 3.30%, respectively.

The term loan commitment associated with our then-existing revolving credit agreement was initially set at $21.0 million. In July 2012, we repaid all amounts outstanding under the term loan of $15.8 million. Prior to the payoff, we were required to make quarterly payments of $0.1 million on the term loan. Interest was determined by the lender’s administrative agent and was stated at the base rate for the interest period plus the applicable lender spread. The average annual interest rates for the year ended September 30, 2012 was 2.02%.

Our Credit Facility requires compliance with certain operational and financial covenants (including a leverage ratio and a fixed charge coverage ratio). Our Credit Facility also contains certain other limitations on our ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions as defined in the agreement. Additionally, our Credit Facility prohibits the payment of cash dividends to the holding company from the operating company, without the administrative agent’s consent except when no default or event of default exists. If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business. We do not expect such restrictions to impact our ability to meet our cash obligations. The terms and conditions of the agreement for our Credit Facility and associated documents are customary and include, among other things, guarantees, security interest grants, pledges and subordinations. As of September 30, 2014, we were in compliance with the debt covenants of our Credit Facility.

Note Payable—Related Party

At September 30, 2012, we had one outstanding unsecured note payable to a related party, which bore interest at 5.33% annually and had a scheduled maturity of October 2013. In May 2013, we paid the remaining outstanding balance of this note to The Margaret A. Isely Spouse’s Trust. As of September 30, 2013, no further commitment remained under this note payable.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2014, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Interest payments (1)	$51	22	29	—	—
Operating leases (2)	269,685	20,821	43,717	41,823	163,324
Capital and financing lease obligations, including principal and interest payments (3)	42,893	3,158	6,340	6,405	26,990
Contractual obligations for construction related activities (4)	462	462	—	—	—
	$313,091	24,463	50,086	48,228	190,314

(1)	We assumed the interest payments to be paid during the remainder of our Credit Facility using an unused commitment fee of 0.15% for amounts not borrowed as of September 30, 2014.

(2)	Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(3)

Represents the payments due under our ten capital and financing lease obligations, nine of which were open as of September 30, 2014. We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(4)

Contractual obligations for construction related activities include future payments to general contractors that are legally binding as of September 30, 2014 and relate to new store construction, relocations and remodels.

Off-Balance Sheet Arrangements

As of September 30, 2014, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. All of our stores, bulk food repackaging facility and distribution center and administrative facilities are leased, and as of September 30, 2014, ten leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers.” ASU No 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. This guidance will be effective for the Company beginning on October 1, 2017 and early application is not permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 defines management’s responsibility to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures, if required. The guidance will be effective for the Company beginning with our fiscal year ended September 30, 2017, and early application is permitted. The Company does not expect the adoption of this standard will have a material effect on its consolidated financial statements or disclosures.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Actual amounts may differ from these estimates. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. We evaluate our accounting policies and resulting estimates on an ongoing basis to make adjustments we consider appropriate under the facts and circumstances.

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

Leases

We lease retail stores, a bulk food repackaging facility and distribution center, and administrative offices under long-term operating, capital financing leases or capital leases. Accounting for leased properties requires compliance with technical accounting rules and significant judgment by management. Application of these accounting rules and assumptions made by management will determine whether the lease is accounted for as an operating lease, whether we are considered the owner for accounting purposes or whether the lease is accounted for as a capital lease.

If the lease is classified as an operating lease, it is not recognized on our consolidated balance sheet, and rent expense, including rent holidays and escalating payment terms, is recognized on a straight-line basis over the expected lease term.

If we are determined to be the owner for accounting purposes, we record the fair market value of the leased asset and a related capital lease finance obligation on our consolidated balance sheet. The leased asset is then depreciated over the estimated useful life of the asset. Rent payments for these properties are not recorded as rent expense, but rather are recognized as a reduction of the capital lease finance obligation and as interest expense.

If the lease is classified as a capital lease, we record the present value of the minimum lease payments and a related capital lease obligation on our consolidated balance sheet. The asset is then depreciated over the expected lease term. Rent payments for these properties are not recorded as rent expense, but rather are recognized as a reduction of the capital lease obligation and as interest expense.

Significant accounting judgment and assumptions are required in determining the accounting for leases, including:

●

fair market value of the leased asset, which is generally estimated based on project costs or comparable market data. Fair market value is used as a factor in determining whether the lease is accounted for as an operating or capital lease, and is used for recording the leased asset when we are determined to be the owner for accounting purposes;

●

expected lease term that includes contractual lease periods, and may also include the exercise of renewal options if the exercise of the option is determined to be reasonably assured or where failure to exercise such options would result in an economic penalty. The expected lease term is used as a factor in determining whether the lease is accounted for as an operating lease or a capital lease and in determining the period over which to depreciate the capital lease asset; and

●

incremental borrowing rate which is estimated based on treasury rates for debt with maturities comparable to the expected lease term and our credit spread and other premiums. The incremental borrowing rate is used as a factor in determining the present value of the minimum lease payments which is then used in determining whether the lease is accounted for as an operating lease or capital lease, as well as for allocating our rental payments on capital leases between interest expense and a reduction of the outstanding obligation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate changes of our long-term debt. We do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to our Credit Facility. As of September 30, 2014 we had no amounts outstanding under our Credit Facility. Our Credit Facility carries floating interest rates that are tied to the prime rate, and therefore, our statements of income and our cash flows are exposed to changes in interest rates. Based upon a sensitivity analysis at September 30, 2014, a hypothetical 100 basis point change in interest rates would change our annual interest expense by an insignificant amount in the year ended September 30, 2014.

Item 8. Financial Statements and Supplementary Data.

Natural Grocers by Vitamin Cottage, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Grocers by Vitamin Cottage, Inc.:

We have audited the accompanying consolidated balance sheets of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries (the Company) as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended September 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

December 11, 2014

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$5,113	8,132
Restricted cash	—	500
Short term investments — available-for-sale securities	—	1,149
Accounts receivable, net	2,146	2,401
Merchandise inventory	58,381	45,472
Prepaid expenses and other current assets	641	1,097
Deferred income tax assets	832	1,114
Total current assets	67,113	59,865
Property and equipment, net	120,224	98,910
Other assets:
Deposits and other assets	712	203
Goodwill and other intangible assets, net	900	900
Deferred financing costs, net	36	25
Total other assets	1,648	1,128
Total assets	$188,985	159,903
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,835	28,918
Accrued expenses	15,822	9,306
Capital and financing lease obligations, current portion	229	174
Total current liabilities	49,886	38,398
Long-term liabilities:
Capital and financing lease obligations, net of current portion	21,748	19,648
Deferred income tax liabilities	5,409	6,877
Deferred rent	5,842	4,731
Leasehold incentives	7,246	5,716
Total long-term liabilities	40,245	36,972
Total liabilities	90,131	75,370
Commitments (Notes 11 and 18)
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 50,000,000 shares, 22,485,488 and 22,441,253 issued and outstanding, respectively	22	22
Additional paid in capital	54,552	53,704
Retained earnings	44,280	30,807
Total stockholders’ equity	98,854	84,533
Total liabilities and stockholders’ equity	$188,985	159,903

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Year ended September 30,
	2014	2013	2012
Net sales	$520,674	430,655	336,385
Cost of goods sold and occupancy costs	369,172	304,922	237,328
Gross profit	151,502	125,733	99,057
Store expenses	108,657	89,935	72,157
Administrative expenses	14,823	13,479	12,733
Pre-opening and relocation expenses	3,774	3,231	2,173
Operating income	24,248	19,088	11,994
Other income (expense):
Dividends and interest income	2	9	6
Interest expense	(2,496)	(2,166)	(568)
Total other expense, net	(2,494)	(2,157)	(562)
Income before income taxes	21,754	16,931	11,432
Provision for income taxes	(8,281)	(6,379)	(3,955)
Net income	13,473	10,552	7,477
Net income attributable to noncontrolling interest	—	—	(828)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$13,473	10,552	6,649

Net income attributable to Natural Grocers by Vitamin Cottage, Inc. per common share:
Basic	$0.60	0.47	0.30
Diluted	$0.60	0.47	0.30
Weighted average common shares outstanding:
Basic	22,466,432	22,399,346	22,372,184
Diluted	22,479,835	22,441,382	22,463,093

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year ended September 30,
	2014	2013	2012
Net income	$13,473	10,552	7,477
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (expense)	—	4	(4)
Other comprehensive income (loss)	—	4	(4)
Comprehensive income	13,473	10,556	7,473
Less: Comprehensive income attributable to noncontrolling interest	—	—	(828)
Comprehensive income attributable to Natural Grocers by Vitamin Cottage, Inc.	$13,473	10,556	6,645

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended September 30,
	2014	2013	2012
Operating activities:
Net income	$13,473	10,552	7,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,212	13,496	9,949
Loss on disposal of property and equipment	1	43	301
Share-based compensation (excluding cash portion of restricted stock award paid of $0, $0 and $335, respectively)	532	602	780
Excess tax benefit from share-based compensation	(399)	(592)	(620)
Deferred income tax (benefit) expense	(1,186)	2,452	2,673
Non-cash interest expense	19	47	38
Interest accrued on investments and amortization of premium	9	27	(4)
Other amortization	—	26	68
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	255	(546)	283
Income tax receivable	612	(601)	1,489
Merchandise inventory	(12,909)	(7,928)	(7,724)
Prepaid expenses and other assets	(665)	105	(170)
Increase in:
Accounts payable	5,202	4,480	6,860
Accrued expenses	6,952	2,283	2,561
Deferred rent and leasehold incentives	2,641	1,271	1,241
Net cash provided by operating activities	31,749	25,717	25,202
Investing activities:
Acquisition of property and equipment	(36,512)	(39,708)	(25,259)
Proceeds from sale of property and equipment	—	5,005	608
Purchase of available-for-sale securities	—	(521)	(1,751)
Proceeds from sale of available-for-sale securities	—	90	—
Proceeds from maturity of available-for-sale securities	1,140	1,010	—
Decrease (increase) in restricted cash	500	(500)	—
Payments received on notes receivable, related party	—	—	270
Payments received for premiums paid on split-dollar life insurance	—	—	660
Notes receivable, related party—insurance premiums	—	—	(4)
Increase in split-dollar life insurance premiums	—	—	(82)
Net cash used in investing activities	(34,872)	(34,624)	(25,558)
Financing activities:
Borrowings under credit facility	46,440	81	—
Repayments under credit facility	(46,440)	(81)	(27,236)
Repayments under notes payable, related party	—	(282)	(924)
Capital and financing lease obligations payments	(182)	(121)	—
Distributions to noncontrolling interests	—	—	(810)
Purchase of remaining 45% noncontrolling interest in BVC	—	—	(10,051)
Proceeds from common stock issued in initial public offering, net of commissions	—	—	58,135
Excess tax benefit from share-based compensation	399	592	620
Equity issuance costs and BVC transaction costs	—	(268)	(2,460)
Payments on withholding tax for restricted stock unit vesting	(83)	(155)	—
Loan fees paid	(30)	(18)	(5)
Net cash provided by (used in) financing activities	104	(252)	17,269
Net (decrease) increase in cash and cash equivalents	(3,019)	(9,159)	16,913
Cash and cash equivalents, beginning of year	8,132	17,291	378
Cash and cash equivalents, end of year	$5,113	8,132	17,291
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $0, $0 and $25, respectively	$16	7	524
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $364, $0 and $0, respectively	2,423	2,036	39
Income taxes paid	3,762	3,916	519
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$3,260	3,545	5,007
Property acquired through capital and financing lease obligations	2,300	14,372	5,526
Equity issuance costs not yet paid	—	—	256
Tax benefit associated with acquisition of noncontrolling interest in BVC	—	—	3,592

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Fiscal years ended September 30, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	Common Stock – Vitamin Cottage Natural Food Markets, Inc.				Common Stock – NGVC, $0.001 par		Accumulated other	Additional		Natural Grocers by Vitamin Cottage, Inc.		Total
	Class A		Class B		value		comprehensive	paid in	Retained	total	Noncontrolling	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	(loss) income	capital	earnings	equity	interest	equity
Balances September 30, 2011	1,000	$1	625,112	$793	—	$—	$—	$—	$13,606	$14,400	$1,527	$15,927
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(810)	(810)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	828	828
Accumulated other comprehensive loss	—	—	—	—	—	—	(4)	—	—	(4)	—	(4)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	—	—	—	—	—	—	—	—	6,649	6,649	—	6,649
Exchange of Vitamin Cottage Natural Food Markets, Inc. stock for common stock of Natural Grocers by Vitamin Cottage, Inc.	(1,000)	(1)	(625,112)	(793)	17,378,625	17	—	777	—	—	—	—
Purchase of noncontrolling interest	—	—	—	—	670,056	1	—	(8,507)	—	(8,506)	(1,545)	(10,051)
Tax benefit of purchase of noncontrolling interest	—	—	—	—	—	—	—	3,592	—	3,592	—	3,592
Shares issued upon consummation of initial public offering, net of $4,376 underwriter discounts and commissions	—	—	—	—	4,167,367	4	—	58,131	—	58,135	—	58,135
Issuance costs	—	—	—	—	—	—	—	(2,717)	—	(2,717)	—	(2,717)
Share-based compensation	—	—	—	—	156,136	—	—	780	—	780	—	780
Excess tax benefit of share-based compensation	—	—	—	—	—	—	—	620	—	620	—	620
Balances September 30, 2012	—	—	—	—	22,372,184	22	(4)	52,676	20,255	72,949	—	72,949
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	—	—	—	—	—	—	—	—	10,552	10,552	—	10,552
Accumulated other comprehensive income	—	—	—	—	—	—	4	—	—	4	—	4
Issuance costs	—	—	—	—	—	—	—	(12)	—	(12)	—	(12)
Share-based compensation	—	—	—	—	69,069	—	—	448	—	448	—	448
Excess tax benefit of share-based compensation	—	—	—	—	—	—	—	592	—	592	—	592
Balances September 30, 2013	—	—	—	—	22,441,253	22	—	53,704	30,807	84,533	—	84,533
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	—	—	—	—	—	—	—	—	13,473	13,473	—	13,473
Share-based compensation	—	—	—	—	44,235	—	—	449	—	449	—	449
Excess tax benefit of share-based compensation	—	—	—	—	—	—	—	399	—	399	—	399
Balances September 30, 2014	—	$—	—	$—	22,485,488	$22	$—	$54,552	$44,280	$98,854	$—	$98,854

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage® with 87 stores as of September 30, 2014, including 32 stores in Colorado, 13 in Texas, eight in Oregon, six in Kansas, five in New Mexico, four each in Montana and Oklahoma, three each in Arizona, Idaho and Nebraska, two each in Utah and Wyoming, and one each in Missouri and Washington. The Company also has a bulk food repackaging facility and distribution center in Colorado. The Company had 72 and 59 stores as of September 30, 2013 and 2012, respectively.

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

Initial Public Offering

The holding company was incorporated in anticipation of the Company’s IPO. Prior to the IPO, the holding company was a wholly owned subsidiary of the operating company. In connection with the Company’s IPO during the fourth quarter of fiscal year 2012, the Company completed a reorganization in which a) the existing shareholders of the operating company exchanged capital stock of the operating company for shares of common stock of the holding company and b) the operating company purchased the remaining 45% noncontrolling interest in BVC for a combination of cash and common stock of the holding company, as described above. The holding company’s only material asset is its direct 100% ownership in the operating company. On July 25, 2012, the Company issued 4,167,367 shares to the public in the IPO. Simultaneously with the IPO, certain selling shareholders sold 4,046,918 shares to the public, resulting in no additional proceeds to the Company. The total number of shares issued in the IPO was 8,214,285.

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

As of September 30, 2012, the Company used approximately $39.2 million of the net proceeds from the IPO to pay down all outstanding amounts under its then-existing credit facility of approximately $26.4 million, pay the cash portion of the BVC purchase of approximately $10.1 million, pay expenses associated with the IPO of approximately $2.4 million, and pay the cash portion of restricted stock awards of approximately $0.3 million. For the year ended September 30, 2013, the Company used approximately $0.3 million of the proceeds to pay the remaining issuance costs associated with the IPO, and the remaining proceeds from the IPO of approximately $18.6 million were used to fund working capital and for general corporate purposes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to allowances for self-insurance reserves, valuation of inventories, useful lives of property and equipment for depreciation and amortization, valuation allowances for deferred tax assets and liabilities and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Segment Information

The Company has one reporting segment, natural and organic retail stores.

Cash and Cash Equivalents

Cash and cash equivalents include currency on hand, demand deposits with banks, money market funds and credit and debit card transactions which typically settle within three business days. The Company considers all highly liquid investments with a remaining maturity of 90 days or less when acquired to be cash equivalents.

Restricted Cash

As of September 30, 2013, the Company held restricted cash of approximately $0.5 million which represented cash that was pledged as collateral for a standby letter of credit related to the Company’s workers’ compensation insurance. As of September 30, 2014, the Company had released the restricted cash balance which existed as of September 30, 2013, and has no restricted cash balance outstanding.

Investments

Available-for-sale investments are recorded at fair value. Unrealized holding gains and losses on available-for-sale investments are excluded from earnings and are reported as a component of other comprehensive income until realized. A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary for a period greater than two fiscal quarters results in a reduction of the fair value. Declines in fair value deemed to be other-than-temporary are charged against net earnings. Investments that have an original maturity date of less than one year are classified as short-term assets, and investments that have an original maturity date greater than one year are classified as long-term assets.

Accounts Receivable

Accounts receivable consists primarily of receivables from vendors for certain promotional programs, newsletter advertising and other miscellaneous receivables and are presented net of any allowances for doubtful accounts. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for doubtful accounts is calculated based on historical experience and application of the specific identification method and totaled less than $0.1 million at September 30, 2014. There was no allowance for doubtful accounts as of September 30, 2013.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of investments in cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalent account balances, which are held in major financial institutions, exceeded the Federal Deposit Insurance Corporation’s federally insured limits by approximately $2.5 million as of September 30, 2014.

Vendor Concentration

For the years ended September 30, 2014, 2013 and 2012, purchases from the Company’s largest vendor and one of its subsidiaries represented approximately 56%, 55% and 53% of all product purchases made during the respective periods. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruption to operations.

Merchandise Inventory

Merchandise inventory consists of goods held for sale. The cost of inventory includes certain costs associated with the preparation of inventory for sale, including inventory overhead costs. Merchandise inventory is carried at the lower of cost or market. Cost is determined using the weighted average cost method.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the following estimated useful lives of the related assets.

	Useful lives (in years)
Land improvements	5	–	15
Buildings		40
Leasehold and building improvements	1	–	25
Capitalized real estate leases for build-to-suit stores		40
Capitalized real estate leases		15
Fixtures and equipment	5	–	7
Computer hardware and software	3	–	5

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

The Company capitalizes interest, if applicable, as part of the historical costs of buildings and leasehold and building improvements. The Company capitalizes certain costs incurred with developing or obtaining internal-use software. Capitalized software costs are included in property and equipment in the consolidated balance sheets and are amortized over the estimated useful lives of the software. Software costs that do not meet capitalization criteria are expensed as incurred.

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

The Company’s annual impairment testing of goodwill is performed as of September 30. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is not necessary. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs the two-step impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. Thus far, the Company has recorded no impairment charges related to goodwill.

Impairment of Finite-Lived Intangible and Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company aggregates long-lived assets at the store level, which the Company considers to be the lowest level in the organization for which independent identifiable cash flows are available. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that store to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. The Company considers factors such as historic and forecasted operating results, trends and future prospects, current market value, significant industry trends and other economic and regulatory factors in performing these analyses. Thus far, the Company has recorded no impairment charges related to finite-lived intangible or long-lived assets.

Deferred Financing Costs

Certain costs incurred with borrowings or establishment of credit facilities are deferred. These costs are amortized over the life of the borrowing or the life of the credit facility using the straight-line methods.

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

Operating leases

The Company accounts for operating leases with rent holidays and escalating payment terms by recognizing the associated expense on a straight-line basis over the lease term, and the difference between the average rental amount charged to expense and amounts payable under the leases are included in deferred rent. For certain leases, the Company has also received cash from landlords to compensate for costs incurred by the Company in making the store locations ready for operation (leasehold incentives or tenant allowances). Leasehold incentives received from a landlord are deferred and recognized on a straight-line basis as a reduction to rent expense over the lease term.

Capital financing leases

From time to time, the Company enters into leases with developers for build-to-suit store locations. Upon lease execution, the Company analyzes its involvement during the construction period. As a result of defined forms of lessee involvement, the Company could be deemed the “owner” for accounting purposes during the construction period, and may be required to capitalize the project costs on its balance sheet. If the project costs are capitalized, the Company performs a sale-leaseback analysis upon completion of the construction to determine if the Company can remove the assets from its balance sheet. If the asset cannot be removed from the balance sheet, the fair market value of the building remains recognized as an asset on the balance sheet, along with a corresponding capital lease financing obligation equal to the fair market value of the building less any amount the Company contributed towards construction. The Company does not record rent expense for the rental payments under capital financing leases, but rather payments under the capital financing lease obligations are recognized as a reduction of the capital lease financing obligation and as interest expense. The capital financing lease asset is depreciated on a straight-line basis over the estimated useful life of the asset.

Capital leases

Occasionally, the Company enters into leases that are deemed to be capital leases. For these leases, the Company capitalizes the lower of the present value of the minimum lease payments or the fair value of the leased asset at inception and records a corresponding capital lease obligation. The Company does not record rent expense for the rental payments under capital leases, but rather payments under the capital lease obligations are recognized as a reduction of the capital lease obligation and as interest expense. The capital lease asset is depreciated on a straight-line basis over the term of the related lease.

Self-Insurance

The Company is self-insured for certain losses relating to employee medical and dental benefits and workers compensation. Stop-loss coverage has been purchased to limit exposure to any significant level of claims. Self-insured losses are accrued based upon the Company’s estimates of the aggregate claims incurred but not reported using historical experience. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from historical trends.

Revenue Recognition

Revenue is recognized at the point of sale, net of in-house coupons, discounts and returns. Sales taxes are not included in sales. The Company charges sales tax on all taxable customer purchases and remits these taxes monthly to the appropriate taxing jurisdiction. The Company records a deferred revenue liability within accrued expenses when it sells the Company’s gift cards or issues gift cards for award or promotional purposes, and records a sale when a customer redeems the gift card. Generally, the gift cards do not expire. The Company currently does not record breakage for unused portions of gift cards.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs includes the cost of inventory sold during the period net of discounts and allowances, as well as, distribution, shipping and handling costs, store occupancy costs and costs of the bulk food repackaging facility and distribution center. The amount shown is net of various rebates from third-party vendors in the form of quantity discounts and payments. Vendor consideration associated with product discounts is recorded as either a reduction of merchandise inventory or cost of goods sold. Store occupancy costs include rent, common area maintenance and real estate taxes. Store occupancy costs do not include any rent amounts for the store leases classified as capital and financing lease obligations.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in store expenses and pre-opening and relocation expenses in the consolidated statements of income. Total advertising and marketing expenses for the years ended September 30, 2014, 2013 and 2012 were approximately $7.8 million, $6.2 million and $5.1 million, respectively, net of vendor reimbursements received for newsletter advertising. Advertising expense reimbursements received from vendors totaled approximately $1.9 million, $1.5 million and $1.3 million for the years ended September 30, 2014, 2013 and 2012, respectively.

Share-Based Compensation

The Company adopted an Omnibus Incentive Plan in connection with the IPO on July 25, 2012. Restricted common stock units are granted at the market price of the stock on the day of grant and expensed over the applicable vesting period.

The excess tax benefits for recognized compensation costs are reported as a credit to additional-paid-in capital and as operating cash outflows when such excess tax benefits are realized by a reduction to current taxes payable.

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

Noncontrolling Interest in Consolidated Financial Statements

Prior to the Company’s IPO on July 25, 2012, the Company had a majority 55% ownership of BVC, which owned five Natural Grocers by Vitamin Cottage retail stores managed by the operating company. Immediately prior to the IPO, the Company issued common stock and paid cash to purchase the remaining 45% noncontrolling interest in BVC. Noncontrolling interest in the Company’s consolidated financial statements relates to the noncontrolling 45% ownership in BVC prior to the purchase. Net income attributable to noncontrolling interest and net income attributable to the Company are reported separately in the consolidated statements of income and statements of comprehensive income.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers.” ASU No 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. This guidance will be effective for the Company beginning on October 1, 2017 and early application is not permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 defines management’s responsibility to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures, if required. The guidance will be effective for the Company beginning with its fiscal year ended September 30, 2017, and early application is permitted. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements or disclosures.

3. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income attributable to Natural Grocers’ stockholders by the weighted average shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below is basic and diluted earnings per share for the years ended September 30, 2014, 2013 and 2012, dollars in thousands, except per share data:

	Year ended September 30,
	2014	2013	2012
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$13,473	10,552	6,649

Weighted average common shares outstanding	22,466,432	22,399,346	22,372,184
Effect of dilutive securities	13,403	42,036	90,909
Weighted average common shares outstanding including effect of dilutive securities	22,479,835	22,441,382	22,463,093

Basic earnings per share	$0.60	0.47	0.30
Diluted earnings per share	$0.60	0.47	0.30

There were 3,558 and 50,320 non-vested restricted stock units (RSUs) for the years ended September 30, 2014 and 2013 excluded from the calculation as they are antidilutive. There were no antidilutive non-vested RSUs for the year ended September 30, 2012.

The Company did not declare or pay any dividends in the years ended September 30, 2014, 2013 and 2012.

As of September 30, 2014, the Company had 50,000,000 shares of common stock authorized and 22,485,488 shares issued and outstanding, as well as 10,000,000 shares of preferred common stock authorized with none issued and outstanding.

4. Investments

The Company may hold money market fund investments that are classified as cash and cash equivalents. The Company held no money market fund investments at September 30, 2014 and held approximately $0.5 million as of September 30, 2013.

The Company may also hold available-for-sale securities, generally consisting of certificates of deposit, corporate bonds and municipal bonds. The Company had no available-for-sale securities as of September 30, 2014 and held approximately $1.1 million, classified as short-term, as of September 30, 2013. At September 30, 2013, the average maturities of the Company’s short-term investments was approximately five months.

The Company established an investment policy in the fourth quarter of fiscal year 2012, with the objective to achieve maximum yields on invested funds while protecting principal, as well as ensuring that funds will be available to meet operating cash flow requirements. The investment policy establishes the type of investments that are acceptable, requires that each investment have a certain high level of rating as established by Standard and Poor’s or Moody’s and limits the amount of any one investment that may be held based on the market value of the total funds at the time of investment purchase. As of September 30, 2013, the Company’s investments in available-for-sale securities, which matured in the year ended September 30, 2014, were in compliance with the Company’s investment policy.

During the years ended September 30, 2014, 2013 and 2012, the Company recorded insignificant amounts of interest income and expense relating to amortized premiums paid.

As of September 30, 2013, available-for-sale securities totaling approximately $1.1 million were in net unrealized gain positions with an insignificant amount recorded in accumulated other comprehensive income for temporary increases in fair value, consisting of five securities in gain positions and four securities in loss positions due to the amortization of premiums paid to acquire the securities. As of September 30, 2012, available-for-sale securities totaling approximately $1.8 million were in net unrealized loss positions with an insignificant amount recorded in accumulated other comprehensive income for temporary declines in fair value, consisting of three securities in gain positions and nine securities in loss positions due to the amortization of premiums paid to acquire the securities. There was no other-than-temporary impairment on available-for-sale securities during the years ended September 30, 2014 or 2013.

5. Fair Value Measurements

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value. The framework establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and market participant’s assumptions (unobservable inputs). Non-financial assets, such as goodwill and long-lived assets, are accounted for at fair value on a non-recurring basis. These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill, at least on an annual basis.

The carrying amounts of financial instruments not included in the table below, including cash, restricted cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those instruments.

As of September 30, 2014 and 2013, the Company had the following financial assets and liabilities that were subject to fair value measurements according to the fair value hierarchy, dollars in thousands:

		As of September 30,
		2014			2013
	Input Level	Carrying Amount		Fair Value	Carrying Amount	Fair Value
Cash equivalents:
Money market fund	1	$	─	─	501	501
Investments — available-for-sale securities:
Certificates of deposit	2		─	─	585	585
Corporate bonds	2		─	─	376	376
Municipal bonds	2		─	─	188	188

The money market fund and available-for-sale securities are carried at fair value. For debt securities for which quoted market prices are not available, the fair value is determined using an income approach valuation technique that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk. During the year ended September 30, 2014, the Company made no purchases of available-for-sale securities. During the year ended September 30, 2013, the Company purchased approximately $0.5 million in available-for-sale securities. During the years ended September 30, 2014 and 2013, available-for-sale securities of approximately $1.1 million and $1.0 million, respectively, matured. During the year ended September 30, 2014, the Company had no proceeds from the sale of available-for-sale securities. During the year ended September 30, 2013, available-for-sale securities of approximately $0.1 million, were sold. During the years ended September 30, 2014 and 2013, there were no transfers between levels, and the Company had no level 3 instruments. See Note 4 for additional disclosures.

6. Property and Equipment

The Company had the following property and equipment balances as of September 30, 2014 and 2013, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2014	2013
Construction in process		n/a		$6,867	5,421
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $600, respectively		40		17,107	15,774
Capitalized real estate leases		15		4,866	4,866
Land		n/a		192	─
Buildings		40		3,985	─
Land improvements	5	-	15	1,000	1,000
Leasehold and building improvements	1	-	25	74,691	59,058
Fixtures and equipment	5	-	7	69,894	56,459
Computer hardware and software	3	-	5	10,740	8,252
				189,342	150,830
Less accumulated depreciation and amortization				(69,118)	(51,920)
Property and equipment, net				$120,224	98,910

Capitalized real estate leases include the assets for build-to-suit stores and buildings under capital leases as of September 30, 2014 and 2013, respectively (see Note 2 and Note 11).

As of September 30, 2014 and 2013, construction in process includes approximately $2.3 million and approximately $1.3 million, respectively, related to construction costs for build-to-suit leases in process for which the Company was deemed the owner during the construction period.

Costs capitalized for computer software development for the years ended September 30, 2014 and 2013 were approximately $0.1 million in each period, primarily due to capitalization of internal staff compensation. Total costs capitalized for qualifying construction projects on leasehold and building improvements and fixtures and equipment includes approximately $0.5 million and $0.4 million, for the years ended September 30, 2014 and 2013, respectively, related to internal staff compensation. Interest costs of approximately $0.4 million were capitalized for the year ended September 30, 2014; no amounts of interest were capitalized for the year ended September 30, 2013 and insignificant amounts of interest costs were capitalized for the year ended September 30, 2012. Depreciation expense related to capitalized internal staff compensation was approximately $0.3 million, $0.3 million and $0.5 million for the years ended September 30, 2014, 2013 and 2012, respectively.

Depreciation and amortization expense for the years ended September 30, 2014, 2013 and 2012 is summarized as follows, dollars in thousands:

	Year ended September 30,
	2014	2013	2012
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$770	709	436
Depreciation and amortization expense included in store expenses	15,861	12,365	8,710
Depreciation and amortization expense included in administrative expenses	581	422	803
Total depreciation and amortization expense	$17,212	13,496	9,949

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2014 and 2013, are summarized as follows, dollars in thousands:

	Useful lives	As of September 30,
	(in years)	2014	2013
Amortizable intangible assets:
Covenants-not-to-compete	5.0	$293	293
Favorable operating lease	5.0	339	339
Other intangibles	0.5	22	22
Amortized intangible assets		654	654
Less accumulated amortization		(654)	(654)
Amortized intangible assets, net		—	—
Trademark	Indefinite	389	389
Total other intangibles, net		389	389
Goodwill	Indefinite	511	511
Total goodwill and other intangibles, net		$900	900

Amortization expense was $0, less than $0.1 million and approximately $0.1 million for the years ended September 30, 2014, 2013 and 2012, respectively.

8. Accrued Expenses

The composition of accrued expenses as of September 30, 2014 and 2013, is summarized as follows, dollars in thousands:

	As of September 30,
	2014	2013
Payroll and employee-related expenses	$5,886	5,247
Accrued income taxes payable	4,868	95
Accrued property, sales and use tax payable	3,409	2,591
Deferred revenue related to gift card sales	725	625
Other	934	748
Total accrued expenses	$15,822	9,306

9. Deferred Financing Costs

The Company has capitalized costs incurred in securing its Credit Facility (see Note 10). Deferred financing costs, net of accumulated amortization were less than $0.1 million as of September 30, 2014 and 2013. Accumulated amortization was approximately $0.9 million as of both September 30, 2014 and 2013.

Total amortization expense for deferred financing costs was less than $0.1 million for each of the years ended September 30, 2014, 2013 and 2012.

10. Long-Term Debt

Credit Facility

The Company has a Credit Facility which consists of a revolving credit facility and, previously, a term loan that was fully repaid in fiscal year 2012 (see further discussion of the Credit Facility and the term loan below). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company.

The Credit Facility requires compliance with certain operational and financial covenants including a leverage ratio and fixed charge coverage ratio. The Credit Facility also contains certain other limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions as defined in the Credit Facility. Additionally, the Credit Facility prohibits the payment of cash dividends to the holding company from the operating company, without the administrative agent’s consent except when no default or event of default exists.

If no default or event of default exists dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business. The Company does not expect such restrictions to impact its ability to meet cash obligations. The terms and conditions of the Credit Facility and associated documents are customary and include, among other things, guarantees, pledges and subordinations. At September 30, 2014 and 2013, the Company was in compliance with the debt covenants.

On October 31, 2012, the Company amended its then-existing credit agreement to decrease the borrowing limit from $21.0 million to $15.0 million and to lower the unused commitment fee to 0.20% from 0.375%. The reduction in the unused commitment fee was retroactive to August 1, 2012. The credit facility was scheduled to mature on June 30, 2014.

On December 12, 2013, the Company amended and restated its then-existing $15.0 million credit agreement, as a result of which, among other things, (i) the maturity date of the Company’s Credit Facility was extended by three years to January 31, 2017, (ii) the Company has the right to request the issuance of letters of credit under the Credit Facility of up to $3.0 million, (iii) the Company is allowed to increase the amount available under the revolving credit facility, by an additional amount that may not exceed $10.0 million, by obtaining an additional commitment or commitments, (iv) a requirement for a consolidated earnings before interest, taxes, depreciation and amortization to revenue ratio was eliminated and (v) the unused commitment fee was changed from 0.20% to amounts ranging from 0.15% to 0.35% based on certain conditions. The Company may borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date.

The Company had no amounts outstanding on its Credit Facility as of September 30, 2014 and 2013. During the years ended September 30, 2014 and 2013, the Company made and repaid draws on the Credit Facility. As of September 30, 2014, the Company had an undrawn, issued and outstanding letter of credit of $0.7 million which was reserved against the amount available for borrowing under the terms of the Credit Facility. As of September 30, 2014 and 2013, there was $14.3 million and $15.0 million, respectively, available for borrowing under the Credit Facility.

For floating rate borrowings under the Credit Facility, interest is determined by the lender’s administrative agent and is stated at the prime rate less the lender spread, subject to the Company meeting certain financial measures. For fixed rate borrowings under the Credit Facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread, subject to the Company meeting certain financial measures. The average annual interest rate for the years ended September 30, 2014, 2013 and 2012 was 1.85%, 3.30% and 2.54%, respectively.

The Company had no amounts outstanding under the term loan as of September 30, 2014 and 2013. Proceeds from the Company’s IPO on July 25, 2012 were used to prepay the then outstanding amount under the term loan of $15.8 million. The Company cannot borrow additional amounts on the term loan and as such had no activity under the term loan in the fiscal years ended September 30, 2014 and 2013. Interest was determined by the lender’s administrative agent and was stated at the alternate base rate for the interest period plus the applicable lender spread. The average interest rate for the year ended September 30, 2012 was approximately 2.02%.

Capital and Financing Lease Obligations

The Company had ten and nine leases as of September 30, 2014 and 2013, respectively, that are included in capital and financing lease obligations (see Notes 2 and 11). The Company does not record rent expense for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense (see Note 11).

Interest

The Company incurred gross interest expense of approximately $2.9 million, $2.2 million and $0.6 million in the years ended September 30, 2014, 2013 and 2012, respectively. Interest expense for the years ended September 30, 2014 and 2013 relates primarily to interest on capital and financing lease obligations. Interest expense for the year ended September 30, 2012 relates primarily to interest for activity under the Credit Facility, including amortization of deferred financing costs. The Company capitalized interest of approximately $0.4 million for the year ended September 30, 2014, had no amounts of interest capitalized for the year ended September 30, 2013 and had insignificant amounts of interest capitalized for the year ended September 30, 2012.

11. Lease Commitments

Operating Leases

The Company leases retail stores, a bulk food repackaging facility and distribution center and administrative offices under long-term operating leases through 2062. These leases include scheduled increases in minimum rents and renewal provisions at the option of the Company. Deferred rent expense as of September 30, 2014 and 2013 was approximately $5.8 million and $4.7 million, respectively. Tenant improvement allowances received from landlords (leasehold incentives) are recorded as liabilities and recognized evenly as a reduction to rent expense over the lease term. Leasehold incentives at September 30, 2014 and 2013 were approximately $7.2 million and $5.7 million, respectively.

The Company has seven leases with Chalet Properties, LLC (Chalet), one lease with the Isely Family Land Trust LLC and one lease with 3801 East Second Avenue LLC, all related parties (see Note 13). The terms and rental rates of these related party leases are similar to leases with nonrelated parties and are at market rental rates. The leases began at various times with the earliest occurring in November 1999, continue for various terms through February 2027 and include various options to renew. Present annual lease payments range from less than $0.1 million to approximately $0.3 million per lease.

The future minimum annual commitments under the terms of the Company’s operating leases having initial or remaining terms in excess of one year as of September 30, 2014 are as follows, dollars in thousands:

	Third parties	Related parties	Total Operating Leases
2015	$19,167	1,654	20,821
2016	20,446	1,633	22,079
2017	20,003	1,635	21,638
2018	19,907	1,635	21,542
2019	18,646	1,635	20,281
Thereafter	152,842	10,482	163,324
	$251,011	18,674	269,685

Total rent expense, including common area expenses and warehouse rent, for the years ended September 30, 2014, 2013 and 2012 totaled approximately $20.5 million, $14.8 million and $12.1 million, respectively, which is included in cost of goods sold and occupancy costs and administrative expenses in the consolidated statements of income. In addition, approximately $1.0 million, $0.6 million and $0.5 million is included in pre-opening and relocation expense associated with rent expense for stores prior to their opening date for the years ended September 30, 2014, 2013 and 2012, respectively.

For the year ended September 30, 2013, the Company completed one sale-leaseback transaction with an unrelated party for proceeds of approximately $5.0 million, with a gain on the sale of approximately $0.2 million which has been deferred and will be amortized over the initial lease term. Concurrent with the sale, the Company entered into an agreement to lease the property back from the purchaser over an initial lease term of 15 years. The Company classified the lease as operating and considers the transaction as a normal leaseback with no other continuing involvement.

Capital and Financing Lease Obligations

Capital and financing lease obligations as of September 30, 2014 and 2013, are as follows, dollars in thousands:

	As of September 30,
	2014	2013
Capital lease finance obligations, due in monthly installments through fiscal year 2028	$14,989	13,746
Capital lease obligations due in monthly installments through fiscal year 2028	4,672	4,792
Capital lease finance obligation for assets under construction, due in monthly installments through fiscal year 2024 and 2028, respectively	2,316	1,284
Total capital and financing lease obligations	21,977	19,822
Less current portion	(229)	(174)
Total capital and financing lease obligations, net of current portion	$21,748	19,648

Capital lease finance obligations

From time to time, the Company enters into leases with developers for build-to-suit store locations. Upon lease execution, the Company analyzes its involvement during the construction period. As a result of defined forms of lessee involvement, the Company could be deemed the “owner” for accounting purposes during the construction period, and would be required to capitalize construction costs on its balance sheet. If the project costs were capitalized, the Company performs a sale-leaseback analysis upon completion of the project to determine if the Company can remove the asset from its balance sheet. If the asset cannot be removed from the balance sheet, the fair market value of the building remains on the balance sheet along with a corresponding capital lease finance obligation equal to the fair market value of the building less any amounts the Company contributed toward construction. The Company had capital lease finance obligations totaling approximately $15.0 million and $13.7 million as of September 30, 2014 and 2013, respectively. The leases that created the obligations expire or become subject to renewal clauses at various dates through fiscal year 2028. The Company does not record rent expense for capital lease finance obligations, but rather rent payments per the leases are recognized as a reduction of the related capital lease finance obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and capital lease finance obligation will be de-recognized.

Capital lease obligations

The Company had capital lease obligations totaling approximately $4.7 million and $4.8 million as of September 30, 2014 and 2013, respectively. Certain of the Company’s leases for store locations are considered capital leases, and as such, the Company has capitalized the present value of the minimum lease payments under the leases for the stores and recorded related capital lease obligations. The leases that created the obligation expire or become subject to renewal clauses at various dates through fiscal year 2028. The Company does not record rent expense for capital lease obligations, but rather rent payments per the leases are recognized as a reduction of the related capital lease obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income.

Capital lease finance obligation for assets under construction

As of September 30, 2014, the Company had recorded approximately $2.3 million for construction in process and approximately $2.3 million in capital lease finance obligations for assets under construction. Once construction is completed, the Company expects to be deemed to have continuing involvement and to capitalize any additional costs of construction. As of September 30, 2013, the Company had recorded approximately $1.3 million for construction in process and approximately $1.3 million in capital lease finance obligations for assets under construction. Once construction was completed, the Company was deemed to have continuing involvement and capitalized all additional costs of construction. The lease that created the obligation as of September 30, 2014 expires or becomes subject to renewal clauses in fiscal year 2024. The lease the created the obligation as of September 30, 2013 expires or becomes subject to renewal clauses at various dates in fiscal year 2028. The Company will not record rent expense for these leases, but rather rental payments under the leases will be recognized as a reduction of the capital lease finance obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and the capital lease finance obligation will be derecognized.

Future payments for capital lease finance obligations and capital lease obligations

Future payments under the terms of the leases for opened stores included in capital lease finance obligations and capital lease obligations as of September 30, 2014 are as follows, dollars in thousands:

	Interest expense on capital lease finance obligations	Principal payments on capital lease finance obligations	Interest expense on capital lease obligations	Payments on capital lease obligations	Total future payments on capital lease finance and capital lease obligations
2015	$2,104	73	666	134	2,977
2016	2,093	83	650	151	2,977
2017	2,081	96	631	170	2,978
2018	2,067	117	609	192	2,985
2019	2,047	171	584	217	3,019
Thereafter	15,467	3,638	3,013	3,808	25,926
Non-cash derecognition of capital lease finance obligations at end of lease term	—	10,811	—	—	10,811
	$25,859	14,989	6,153	4,672	51,673

Future payments under the terms of the lease for the store location at which construction was in progress as of September 30, 2014, based on the store opening date in the first quarter of fiscal 2015, is as follows, dollars in thousands:

	Interest expense on capital lease finance obligation for assets under construction	Principal payments on capital lease finance obligation for assets under construction	Total future payments on capital lease finance obligation for assets under construction
2015	$159	22	181
2016	156	37	193
2017	153	39	192
2018	150	50	200
2019	147	54	201
Thereafter	675	389	1,064
Non-cash derecognition of capital lease finance obligations at end of lease term	—	1,725	1,725
	$1,440	2,316	3,756

12. Share-Based Compensation

The Company adopted an Omnibus Incentive Plan (the Plan) on July 17, 2012. Restricted stock unit awards granted pursuant to the Plan, if they vest, will be settled in shares of the Company’s common stock. At the adoption of the Plan, there were 1,090,151 shares of common stock available for issuance or delivery under the Plan, of which 752,403 remain available for grants as of September 30, 2014. The Plan provides for awards of options, stock appreciation rights, stock grants, restricted stock units, other share-based awards and cash-based incentive awards to officers, board members and certain employees who are not named executive officers and consultants. As of September 30, 2014, only restricted stock units had been granted under the Plan, at no out-of-pocket cost to officers, board members and key employees. Except as described below with respect to the Chief Financial Officer, these restricted stock units vest subject to requisite service requirements, immediately in part or annually in terms over a one-to-four year period. The award recipients are not entitled to cash dividends or to vote with regard to non-vested restricted stock units, and the units are subject to forfeiture during the vesting period. Restricted stock units are granted at the market price of the Company’s stock on the day of grant and are expensed on a straight-line basis over the vesting period.

The shares of non-vested restricted stock units as of September 30, 2014 were as follows:

	Shares	Weighted average grant date fair value
Non-vested as of September 30, 2012	90,909	$1.66
Granted	68,911	32.87
Forfeited	(204)	34.07
Vested	(73,563)	7.25
Non-vested as of September 30, 2013	86,053	21.80
Granted	3,558	42.16
Forfeited	(3,868)	34.07
Vested	(48,549)	12.38
Non-vested as of September 30, 2014	37,194	34.77

As of September 30, 2012, the Company had issued restricted stock unit awards to its Chief Financial Officer and a member of the Board of Directors (Board). The restricted stock grant to the Chief Financial Officer (CFO Award) was in accordance with the terms of her employment agreement that was signed in June 2008 which stated she was entitled to receive a grant of restricted stock units equal to 1.2% of the fully diluted shares of the Company in connection with an IPO. Two thirds of the CFO Award vested immediately upon completion of the IPO and was settled in a combination of common stock and cash. The remaining one third has vested in three equal parts over a six, 12 and 18 month period following the IPO, and were settled 100% in shares of common stock. The occurrence of the IPO was deemed a performance condition, and therefore no expense for fiscal year 2012 was recorded until the performance condition was deemed probable (i.e. the closing of the IPO). Upon completion of the IPO in the fourth quarter of fiscal year ended September 30, 2012, the Company recorded the entire expense associated with the two thirds of the CFO Award that vested immediately, the portion that was settled in common shares was equity classified and expensed at the grant date fair value and the portion that was settled in cash was liability classified and expensed at the market value on the date of the IPO. The remaining one third of the CFO Award was valued at the grant date fair value, once the performance condition was deemed probable (occurrence of the IPO) a portion of the expense relating to the vesting period that had already expired (June 2008 to July 25, 2012) was expensed, and the remaining amount was expensed ratably over the vesting period. Share-based compensation expense for the CFO Award was insignificant for each of the years ended September 30, 2014 and 2013, and was approximately $1.1 million for the year ended September 30, 2012.

Each independent member of the Company’s Board is granted a number of non-vested restricted stock units under the Plan equal to the number of shares of common stock having a value of $50,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant), which is granted each year on the date of the Company’s annual meeting of stockholders, or a pro rata portion in the case of a mid-year appointment. Share-based compensation expense for the Company’s awards to its Board was approximately $0.1 million, $0.1 million and insignificant for the years ended September 30, 2014, 2013 and 2012, respectively.

Share-based compensation expense for awards to certain employees who are not named executive officers was approximately $0.4 million, $0.5 million and $0 for the years ended September 30, 2014, 2013 and 2012, respectively.

The Company recorded total share-based compensation expense before income taxes of approximately $0.5 million, $0.6 million and $1.1 million in the years ended September 30, 2014, 2013 and 2012, respectively. The share-based compensation expense is included in cost of goods sold and occupancy expenses, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the applicable officer, board member or key employee’s compensation expense is presented.

As of September 30, 2014, there was approximately $1.2 million of unrecognized share-based compensation expense related to non-vested restricted stock units, net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately three years.

13. Related Party Transactions

The Company has ongoing relationships with related parties as noted:

Chalet Properties, LLC: The Company has seven operating leases (see Note 11) with Chalet Properties, LLC (Chalet). Chalet is owned by four of the Company’s non-independent board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $1.3 million, $1.3 million and $1.5 million for the years ended September 30, 2014, 2013 and 2012, respectively.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 11) with the Isely Family Land Trust LLC (Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.3 million for each of the years ended September 30, 2014, 2013 and 2012.

14. Income Taxes

The following are the components of the provision for income taxes as of September 30, 2014, 2013 and 2012, respectively, dollars in thousands:

	Year ended September 30,
	2014	2013	2012
Current federal income tax expense	$8,304	3,376	1,102
Current state income tax expense	1,163	551	180
	9,467	3,927	1,282

Deferred federal income tax (benefit) expense	(1,112)	2,156	2,339
Deferred state income tax (benefit) expense	(74)	296	334
	(1,186)	2,452	2,673

Total provision for income taxes	$8,281	6,379	3,955

The differences between the United States federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Year ended September 30,
	2014	2013	2012
Statutory tax rate	35.0%	34.0	34.0
Nontaxable income attributable to noncontrolling interest	—	—	(2.7)
State income taxes, net of federal income tax expense	3.0	3.3	3.0
Other, net	0.1	0.4	0.3
Effective tax rate	38.1%	37.7	34.6

Deferred taxes have been classified on the consolidated balance sheets as follows, dollars in thousands:

	As of September 30,
	2014	2013
Current assets	$832	1,114
Long-term liabilities	(5,409)	(6,877)
Net deferred tax liabilities	$(4,577)	(5,763)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows, dollars in thousands:

	As of September 30,
	2014	2013
Deferred tax assets
Capital and financing lease obligations	$8,330	7,553
Goodwill and BVC related intangibles	2,937	3,209
Leasehold incentives	2,746	2,179
Deferred rent	2,214	1,803
Trademarks	1,018	1,024
Accrued employee benefits	590	728
Other	248	386
Intangible assets - other	74	80
Gross deferred tax assets	18,157	16,962

Deferred tax liabilities
Property and equipment	(19,930)	(20,497)
Leasehold improvements	(2,804)	(2,228)
Gross deferred tax liabilities	(22,734)	(22,725)
Net deferred tax liabilities	$(4,577)	(5,763)

Prior to the purchase of the noncontrolling interest in BVC in connection with the IPO (see Note 2), BVC was treated as a partnership under the Internal Revenue Code and similar state statutes; therefore, no provision or liability for federal or state income taxes related to the noncontrolling interest in BVC was included in the consolidated financial statements for the years ended September 30, 2012 and prior. The deferred tax amounts for the Company’s book versus tax basis in its 55% interest of BVC was reflected in the consolidated tax provision as outside basis in BVC for the year ended September 30, 2012, prior to acquisition. Following the purchase of the noncontrolling interest in BVC, income from BVC is treated as taxable income to the Company and included in the provision for federal and state income taxes. As a result of the acquisition of the remaining noncontrolling interest, the Company is entitled to tax deductions to the extent of any step up in tax basis on the assets of BVC, limited to the cash consideration paid. Additionally, for tax purposes, in the year ended September 30, 2012, the Company recorded the noncontrolling interest purchase by stepping up acquired fixed asset balances by approximately $0.8 million to reflect fair market value and recorded additional intangibles of approximately $9.2 million. Accordingly, the tax basis in excess of book basis at the date of purchase resulted in deferred tax assets of approximately $3.6 million.

The Company believes that it is more likely than not that it will fully realize all deferred tax assets in the form of future deductions based on the nature of the deductible temporary differences and expected future taxable income.

The Company had approximately $0.1 million as of September 30, 2014 and 2013, respectively, in tax effected operating loss carryforwards related to state income taxes. The Company utilized less than $0.1 million in tax effected state income tax carryforwards in the year ended September 30, 2013, and will utilize less than $0.1 million in tax effected state income tax carryforwards in the year ended September 30, 2014.

The Company files income tax returns with federal, state and local tax authorities. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years 2011 and prior and is no longer subject to state and local income tax examinations for fiscal years 2009 and prior.

The American Taxpayer Relief Act of 2012 was enacted in January 2013. The impact of the new law has been recognized in the period of enactment. The primary impact affecting the Company is the extension of the 50% bonus depreciation on qualifying assets and the special 15 year depreciation life for qualified leasehold property and qualified retail improvement property for property acquired from January 1, 2013 through December 31, 2013. The Company also benefited from the American Taxpayer Relief Act of 2012 and by the extension of the Work Opportunity Tax Credit through December 31, 2013.

15. Defined Contribution Plan

The Company has a defined contribution retirement plan (the Retirement Plan) covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provisions of Section 401(k) of the Internal Revenue Code. Employees may defer up to the annual maximum limit prescribed by the Internal Revenue Code. The Company, on a discretionary basis, may match 25% of participant contributions up to a maximum annual employer match of $2,500. The Company’s matching contribution included in administrative expenses was approximately $0.1 million, $0.4 million and $0.3 million for the years ended September 30, 2014, 2013 and 2012, respectively.

16. Segment Reporting

The Company has one reporting segment, natural and organic retail stores. The Company’s revenues are derived from the sale of natural and organic products at its stores. All existing operations are domestic.

Sales from the Company’s natural and organic retail stores are derived from sales of the following products which are presented as a percentage of sales for the years ended September 30, 2014, 2013 and 2012 as follows:

	As of September 30,
	2014	2013	2012
Grocery	66.7%	65.2	62.7
Dietary supplements	23.2	24.8	27.0
Body care, pet care and other	10.1	10.0	10.3
	100.0%	100.0	100.0

17. Selected Quarterly Financial Data (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

Summarized unaudited quarterly financial data for each fiscal year is as follows, dollars in thousands, except per share data:

Fiscal Year Ended September 30, 2014	Three months ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Net sales	$120,580	130,343	134,036	135,715
Cost of goods sold and occupancy costs	85,199	91,590	95,424	96,959
Gross profit	35,381	38,753	38,612	38,756
Store expenses	25,173	26,877	28,213	28,394
Administrative expenses	3,889	3,548	3,585	3,801
Pre-opening and relocation expenses	889	1,211	729	945
Operating income	5,430	7,117	6,085	5,616
Other income (expense):
Dividends and interest income	1	1	—	—
Interest expense	(707)	(704)	(706)	(379)
Total other expense	(706)	(703)	(706)	(379)
Income before income taxes	4,724	6,414	5,379	5,237
Provision for income taxes	(1,802)	(2,415)	(2,015)	(2,049)
Net income	$2,922	3,999	3,364	3,188

Basic earnings per share	$0.13	0.18	0.15	0.14
Diluted earnings per share	0.13	0.18	0.15	0.14

Fiscal Year Ended September 30, 2013	Three months ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Net sales	$95,831	106,485	113,164	115,175
Cost of goods sold and occupancy costs	67,994	74,668	80,571	81,689
Gross profit	27,837	31,817	32,593	33,486
Store expenses	20,203	22,163	23,181	24,388
Administrative expenses	3,326	3,342	3,242	3,569
Pre-opening and relocation expenses	519	796	961	955
Operating income	3,789	5,516	5,209	4,574
Other income (expense):
Dividends and interest income	2	2	3	2
Interest expense	(255)	(401)	(610)	(900)
Total other expense	(253)	(399)	(607)	(898)
Income before income taxes	3,536	5,117	4,602	3,676
Provision for income taxes	(1,315)	(1,900)	(1,716)	(1,448)
Net income	$2,221	3,217	2,886	2,228

Basic earnings per share	$0.10	0.14	0.13	0.10
Diluted earnings per share	0.10	0.14	0.13	0.10

18. Commitments and Contingencies

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

19. Subsequent Events

On November 7, 2014, the Company entered into an agreement to purchase substantially all of the assets and to assume certain liabilities of a natural food retailer located in Independence, Missouri. The purchase price for the transaction, prior to final adjustments, is approximately $6.2 million. The initial allocation of the purchase price is pending completion of various analyses and finalization of estimates. On December 7, 2014, the Company completed the acquisition, entered into an operating lease for the store location and began operations of the store under the Natural Grocers by Vitamin Cottage name.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the dispositions of our transactions and assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●

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

We have assessed the effectiveness of our internal control over financial reporting as of September 30, 2014 using the criteria described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment of the design and related testing of the internal control over financial reporting, management has concluded that, as of September 30, 2014, we have maintained effective internal control over financial reporting.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information provided under the headings “Executive Officers and Directors," “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2014 (the “2015 Proxy Statement”). We have adopted a code of business conduct and ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, including our principal executive, financial and accounting officers, employees, consultants and contractors. Our code of business conduct and ethics is publicly available on our website at www.naturalgrocers.com and we will post any amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information in the 2015 Proxy Statement under the headings “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2015 Proxy Statement under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2015 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information in the 2015 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 11, 2014.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely,
Its Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEMPER ISELY	(Principal Executive Officer, Co-President,
Kemper Isely	Director)	December 11, 2014

/s/ ZEPHYR ISELY	(Principal Executive Officer, Co-President,
Zephyr Isely	Director)	December 11, 2014

/s/ SANDRA BUFFA	(Principal Financial and Accounting Officer,
Sandra Buffa	Chief Financial Officer)	December 11, 2014

/s/ ELIZABETH ISELY	Director
Elizabeth Isely		December 11, 2014

/s/ HEATHER ISELY	Director
Heather Isely		December 11, 2014

/s/ MICHAEL CAMPBELL	Director
Michael Campbell		December 11, 2014

/s/ EDWARD CERKOVNIK	Director
Edward Cerkovnik		December 11, 2014

/s/ RICHARD HALLE	Director
Richard Halle		December 11, 2014

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
2.1	Limited Liability Company Interest Purchase and Contribution Agreement between Vitamins, Inc., Howard & Forey, Inc., Natural Grocers by Vitamin Cottage, Inc. and Vitamin Cottage Natural Food Markets, Inc. dated June 14, 2012	Form S-1	333-182186	2.1	June 29, 2012
2.2	Form of Agreement and Plan of Merger by and among Vitamin Cottage Natural Food Markets, Inc., Vitamin Merger, Inc. and Natural Grocers by Vitamin Cottage, Inc.	Form S-1	333-182186	2.2	July 12, 2012
3.1	Amended and Restated Certificate of Incorporation	Form S-1	333-182186	3.1	July 5, 2012
3.2	Amended and Restated Bylaws	Form S-1	333-182186	3.2	July 5, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	Form S-1	333-182186	4.2	July 20, 2012
4.3	Form of Notice of Grant of Stock Unit Award	Form S-8	333-182886	4.2	July 27, 2012
4.4	Form of Registration Rights Agreement	Form S-1	333-182186	4.3	July 5, 2012
10.1	Amended and Restated Employment Agreement by and between Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc. and Sandra M. Buffa, dated June 26, 2012*	Form S-1	333-182186	10.1	June 29, 2012
10.2	Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders Party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 29, 2006	Form S-1	333-182186	10.2	June 29, 2012
10.3	First Amendment to Credit Agreement by and among Vitamin Cottage Natural Food Markets, Inc. and JPMorgan Chase Bank, N.A., dated November 2, 2006	Form S-1	333-182186	10.3	June 29, 2012
10.4	Second Amendment to Credit Agreement by and among Vitamin Cottage Natural Food Markets, Inc. and JPMorgan Chase Bank, N.A., dated December 13, 2006	Form S-1	333-182186	10.4	June 29, 2012
10.5	Third Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc. the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated June 26, 2007	Form S-1	333-182186	10.5	June 29, 2012
10.6	Fourth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated November 30, 2008	Form S-1	333-182186	10.6	June 29, 2012
10.7	Fifth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated June 30, 2009	Form S-1	333-182186	10.7	June 29, 2012
10.8	Sixth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated June 30, 2010	Form S-1	333-182186	10.8	June 29, 2012
10.9	Seventh Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated December 21, 2010	Form S-1	333-182186	10.9	June 29, 2012
10.10	Eighth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated May 13, 2011	Form S-1	333-182186	10.10	June 29, 2012
10.11	Ninth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated July 11, 2011	Form S-1	333-182186	10.11	June 29, 2012

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
10.12	Tenth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated January 26, 2012	Form S-1	333-182186	10.12	June 29, 2012
10.13	Subordination Agreement by and among Vitamin Cottage Two Ltd. Liability Company, and Vitamin Cottage Natural Food Markets, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated September 29, 2006	Form S-1	333-182186	10.13	June 29, 2012
10.14	First Amendment to Subordination Agreement by and between Vitamin Cottage Two Ltd. Liability Company, and Vitamin Cottage Natural Food Markets, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated June 26, 2007	Form S-1	333-182186	10.14	June 29, 2012
10.15	Amended and Restated Promissory Note by Vitamin Cottage Natural Food Markets, Inc., for the benefit of JPMorgan Chase Bank, N.A., as Lender, dated December 21, 2010	Form S-1	333-182186	10.15	June 29, 2012
10.16	Form of Omnibus Incentive Plan*	Form S-1	333-182186	10.16	July 5, 2012
10.17	Summary of Compensation Arrangements for Non-Employee Directors*	Form S-1	333-182186	10.17	June 29, 2012
10.18	Form of Indemnification Agreement*	Form S-1	333-182186	10.18	June 29, 2012
10.19	Shopping Center Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated January 1, 2010	Form S-1	333-182186	10.19	June 29, 2012
10.20	Ground lease by and between 3801 East Second Avenue, LLC and Vitamin Cottage Natural Food Markets, Inc., dated March 1, 2001	Form S-1	333-182186	10.20	June 29, 2012
10.21	Commercial Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.21	July 5, 2012
10.22	Sublease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.22	June 29, 2012
10.23	Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated September 1, 2011	Form S-1	333-182186	10.23	June 29, 2012
10.24	Lease by and between Chalet Properties, LLC and Boulder Vitamin Cottage Group, LLC, dated July 1, 2011	Form S-1	333-182186	10.24	June 29, 2012
10.25	Lease by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.25	June 29, 2012
10.26	Lease by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.26	June 29, 2012
10.27	Building Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated December 8, 2010	Form S-1	333-182186	10.27	June 29, 2012
10.28	Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated May 20, 2008#	Form S-1	333-182186	10.28	June 29, 2012
10.29	Addendum A to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated February 27, 2009#	Form S-1	333-182186	10.29	June 29, 2012
10.30	Agreement Addendum to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated March 10, 2012#	Form S-1	333-182186	10.30	June 29, 2012

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
10.31	Third Amendment to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated June 3, 2012#	Form S-1	333-182186	10.31	June 29, 2012
10.32	Form of Stockholders Agreement, by, between and among Natural Grocers by Vitamin Cottage, Inc. and the stockholders to be named therein	Form S-1	333-182186	10.32	July 12, 2012
10.33	Eleventh Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated October 31, 2012	Form 10-K	001-35608	10.33	December 13, 2012
10.34	Third Amended and Restated Promissory Note by Vitamin Cottage Natural Food Markets, Inc., for the benefit of JPMorgan Chase Bank, N.A., as Lender, dated October 31, 2012	Form 10-K	001-35608	10.34	December 13, 2012
10.35	Pledge and Security Agreement by and between Natural Grocers by Vitamin Cottage, Inc. and JP Morgan Chase Bank, N.A., as Administrative Agent, for the ratable benefit of the Secured Parties, dated October 31, 2012	Form 10-K	001-35608	10.35	December 13, 2012
10.36	Guaranty made by Natural Grocers by Vitamin Cottage, Inc. in favor of JP Morgan Chase Bank, N.A., as Administrative Agent, for the ratable benefit of the Secured Parties, dated October 31, 2012	Form 10-K	001-35608	10.36	December 13, 2012
10.37	Amended and Restated Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders Party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated December 12, 2013	Form 10-K	001-35608	10.37	December 12, 2013
10.38	Amendment and Reaffirmation of Loan Documents dated December 12, 2013 among Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc., Natural Systems, LLC, Vitamin Cottage Two Ltd. Liability Company and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders and each other Secured Party under the Amended and Restated Credit Agreement referred to above	Form 10-K	001-35608	10.38	December 12, 2013
14	Code of Ethics	Form 10-K	001-35608	14	December 13, 2012
21.1	List of subsidiaries	Form 10-K	001-35608	21.1	December 13, 2012
23.1	Consent of KPMG LLP	—	—	—	—
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.3	Certification of Sandra Buffa, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	—	—	—	—

101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

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