Form 10-Q
period 2014-12-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2015-01-29
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014;

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 26, 2015 was 22,487,600.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2014

Except where the context otherwise requires or where otherwise indicated, all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers,’’ and the ‘‘Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries.

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

The forward-looking statements contained in this report on Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those referenced in “Risk Factors” in our report on Form 10-K for the fiscal year ended September 30, 2014 (our Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	December 31, 2014	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$1,855	5,113
Accounts receivable, net	1,650	2,146
Merchandise inventory	61,807	58,381
Prepaid expenses and other current assets	967	641
Deferred income tax assets	729	832
Total current assets	67,008	67,113
Property and equipment, net	126,934	120,224
Other assets:
Deposits and other assets	716	712
Goodwill and other intangible assets, net	5,789	900
Deferred financing costs, net	32	36
Total other assets	6,537	1,648
Total assets	$200,479	188,985

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,185	33,835
Accrued expenses	14,535	15,822
Revolving credit facility	3,082	—
Contingent consideration for acquisition	536	—
Capital and financing lease obligations, current portion	279	229
Total current liabilities	54,617	49,886
Long-term liabilities:
Capital and financing lease obligations, net of current portion	25,011	21,748
Deferred income tax liabilities	4,742	5,409
Deferred rent	5,968	5,842
Leasehold incentives	7,564	7,246
Total long-term liabilities	43,285	40,245
Total liabilities	97,902	90,131
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 50,000,000 shares, 22,487,600 and 22,485,488 issued and outstanding, respectively	22	22
Additional paid in capital	54,711	54,552
Retained earnings	47,844	44,280
Total stockholders’ equity	102,577	98,854
Total liabilities and stockholders’ equity	$200,479	188,985

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,
	2014	2013

Net sales	$145,887	120,580
Cost of goods sold and occupancy costs	103,593	85,199
Gross profit	42,294	35,381
Store expenses	31,049	25,173
Administrative expenses	4,227	3,889
Pre-opening and relocation expenses	577	889
Operating income	6,441	5,430
Other (expense) income:
Dividends and interest income	—	1
Interest expense	(735)	(707)
Total other expense, net	(735)	(706)
Income before income taxes	5,706	4,724
Provision for income taxes	(2,142)	(1,802)
Net income	$3,564	2,922

Net income per common share:
Basic	$0.16	0.13
Diluted	$0.16	0.13
Weighted average common shares outstanding:
Basic	22,487,118	22,442,191
Diluted	22,494,373	22,470,979

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended December 31,
	2014	2013
Operating activities:
Net income	$3,564	2,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,981	3,938
Gain on disposal of property and equipment	(4)	—
Share-based compensation	181	130
Excess tax benefit from share-based compensation	—	(7)
Deferred income tax (benefit) expense	(564)	215
Non-cash interest expense	4	7
Interest accrued on investments and amortization of premium	—	(1)
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	496	703
Income tax receivable	—	575
Merchandise inventory	(2,702)	(3,100)
Prepaid expenses and other assets	(328)	(334)
Increase (decrease) in:
Accounts payable	2,141	(961)
Accrued expenses	(1,308)	734
Deferred rent and leasehold incentives	445	489
Net cash provided by operating activities	6,906	5,310
Investing activities:
Acquisition of property and equipment	(7,572)	(7,684)
Proceeds from sale of property and equipment	4	—
Payment for acquisition	(5,601)	—
Decrease in restricted cash	—	500
Net cash used in investing activities	(13,169)	(7,184)
Financing activities:
Borrowings under credit facility	24,590	—
Repayments under credit facility	(21,508)	—
Capital and financing lease obligations payments	(55)	(43)
Excess tax benefit from share-based compensation	—	7
Payments on withholding tax for restricted stock unit vesting	(22)	—
Net cash provided by (used in) financing activities	3,005	(36)
Net decrease in cash and cash equivalents	(3,258)	(1,910)
Cash and cash equivalents, beginning of period	5,113	8,132
Cash and cash equivalents, end of period	$1,855	6,222
Supplemental disclosures of cash flow information:
Cash paid for interest	$8	—
Cash paid for interest on capital and financing lease obligations	762	693
Income taxes paid	4,270	22
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$3,468	3,646
Property acquired through capital and financing lease obligations	3,355	14

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

December 31, 2014 and 2013

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company typically operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of December 31, 2014, the Company operated 91 stores in 15 states, including 33 stores in Colorado, 13 in Texas, eight in Oregon, six in Kansas, five each in New Mexico and Oklahoma, four in Montana, three each in Arizona, Idaho and Nebraska, two each in Missouri, Utah and Wyoming, and one each in Nevada and Washington. The Company also has a bulk food repackaging facility and distribution center in Colorado. The Company had 87 stores in 14 states as of September 30, 2014.

2. Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2014. The accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial results. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fiscal year ending September 30.

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

The Company has one reporting segment, natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following products, which are presented as a percentage of sales for the three months ended December 31, 2014 and 2013 as follows:

	Three months ended December 31,
	2014	2013
Grocery	66.5%	66.6
Dietary supplements	22.2	23.3
Other	11.3	10.1
	100.0%	100.0

Business Combinations

Business combinations are accounted for using the acquisition method of accounting, which requires that the purchase price paid for an acquisition be allocated to the assets and liabilities acquired based on their estimated fair values as of the effective date of the acquisition, with the excess of the purchase price over the net assets being reported as goodwill. Acquisition-related costs are considered separate transactions and are expensed as incurred.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including the fair value of assets acquired and liabilities assumed in a business combination), the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to allowances for self-insurance reserves, valuation of inventories, useful lives of property and equipment for depreciation and amortization, valuation allowances for deferred tax assets and liabilities and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers.” ASU No 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. This guidance will be effective for the Company beginning on October 1, 2017 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 defines management’s responsibility to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures, if required. The guidance will be effective for the Company beginning with its fiscal year ending September 30, 2017, and early application is permitted. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements or disclosures.

3. Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below are basic and diluted EPS for the three months ended December 31, 2014 and 2013, dollars in thousands, except per share data:

	Three months ended December 31,
	2014	2013
Net income	$3,564	2,922

Weighted average common shares outstanding	22,487,118	22,442,191
Effect of dilutive securities	7,255	28,788
Weighted average common shares outstanding including effect of dilutive securities	22,494,373	22,470,979

Basic earnings per share	$0.16	0.13
Diluted earnings per share	$0.16	0.13

There were 29,943 and zero non-vested restricted stock units (RSUs) for the three months ended December 31, 2014 and 2013, respectively, excluded from the calculation as they are antidilutive.

The Company did not declare any dividends in the three months ended December 31, 2014 or 2013.

4. Debt

Credit Facility

The Company has a secured revolving credit facility (the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company.

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

The Company had $3.1 million and zero outstanding on the Credit Facility as of December 31, 2014 and September 30, 2014, respectively. As of both December 31, 2014 and September 30, 2014, the Company has undrawn, issued and outstanding letters of credit of approximately $0.7 million, which was reserved against the amount available for borrowing under the terms of the Credit Facility. There was approximately $11.2 million and $14.3 million as of December 31, 2014 and September 30, 2014, respectively, available for borrowing under the Credit Facility.

As of December 31, 2014 and September 30, 2014, the Company was in compliance with the debt covenants under the Credit Facility.

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

Interest

The Company incurred gross interest expense of approximately $0.7 million in both the three months ended December 31, 2014 and 2013. Interest expense for the three months ended December 31, 2014 and 2013 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of less than $0.1 million and zero for the three months ended December 31, 2014 and 2013, respectively.

5. Lease Commitments

Capital and financing lease obligations as of December 31, 2014 and September 30, 2014, are as follows, dollars in thousands:

	As of
	December 31, 2014	September 30, 2014
Capital lease finance obligations, due in monthly installments through fiscal year 2028	$17,292	14,989
Capital lease obligations, due in monthly installments through fiscal year 2028	4,640	4,672
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2026	3,358	2,316
Total capital and financing lease obligations	25,290	21,977
Less current portion	(279)	(229)
Total capital and financing lease obligations, net of current portion	$25,011	21,748

6. Property and Equipment

The Company had the following property and equipment balances as of December 31, 2014 and September 30, 2014, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2014	September 30, 2014
Construction in process		n/a		$7,695	6,867
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		19,512	17,107
Capitalized real estate leases		15		4,866	4,866
Land		n/a		192	192
Buildings		40		4,750	3,985
Land improvements	5	-	15	1,012	1,000
Leasehold and building improvements	1	-	25	78,750	74,691
Fixtures and equipment	5	-	7	72,967	69,894
Computer hardware and software	3	-	5	11,261	10,740
				201,005	189,342
Less accumulated depreciation and amortization				(74,071)	(69,118)
Property and equipment, net				$126,934	120,224

Capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings under capital lease finance obligations, and capitalized real estate leases includes assets for the Company’s buildings under capital lease obligations (see Note 5).

Construction in process includes $3.3 million and approximately $2.3 million as of December 31, 2014 and September 30, 2014, respectively, related to construction costs for leases in process for which the Company was deemed the owner during the construction period.

Depreciation and amortization expense for the three months ended December 31, 2014 and 2013 is summarized as follows, dollars in thousands:

	Three months ended December 31,
	2014	2013
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$199	186
Depreciation and amortization expense included in store expenses	4,595	3,643
Depreciation and amortization expense included in administrative expenses	187	109
Total depreciation and amortization expense	$4,981	3,938

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of December 31, 2014 and September 30, 2014, are summarized as follows, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2014	September 30, 2014
Amortizable intangible assets:
Covenants not to compete	2	-	5	$353	293
Favorable operating lease		5		339	339
Other intangibles	0.5	-	1	27	22
Amortizable intangible assets				719	654
Less accumulated amortization				(657)	(654)
Amortizable intangible assets, net				62	—
Trademark	Indefinite			389	389
Total other intangibles, net				451	389
Goodwill	Indefinite			5,338	511
Total goodwill and other intangibles, net				$5,789	900

Amortization expense was less than $0.1 million for each of the three months ended December 31, 2014 and 2013. The increase in goodwill and intangible assets in the three months ended December 31, 2014 was due to the acquisition which closed on December 7, 2014 (see Note 12).

8. Accrued Expenses

The composition of accrued expenses as of December 31, 2014 and September 30, 2014 is summarized as follows, dollars in thousands:

	As of
	December 31,	September 30,
	2014	2014
Payroll and employee-related expenses	$5,664	5,886
Accrued income taxes payable	3,316	4,868
Accrued property, sales and use tax payable	3,691	3,409
Deferred revenue related to gift card sales	981	725
Other	883	934
Total accrued expenses	$14,535	15,822

9. Fair Value Measurements

The Company records its financial assets and liabilities in accordance with the framework for measuring fair value in authoritative guidance. The framework establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and market participant’s assumptions (unobservable inputs). Non-financial assets, such as goodwill and long-lived assets, are accounted for at fair value, if determined to be impaired, on a non-recurring basis. These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill, at least on an annual basis.

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those instruments.

10. Share-based Compensation

The Company adopted an Omnibus Incentive Plan (the Plan) on July 17, 2012. RSUs granted pursuant to the Plan, if they vest, will be settled in shares of the Company’s common stock. Changes in the number of non-vested RSUs outstanding under the Plan during the three months ended December 31, 2014 were as follows:

	RSUs	Weighted average grant date fair value
Non-vested as of September 30, 2014	37,194	$34.77
Granted	16,828	17.52
Forfeited	(3,693)	34.07
Vested	(3,365)	17.52
Non-vested as of December 31, 2014	46,964	29.88

As of December 31, 2014, all outstanding RSUs have been granted either to independent members of the Company’s Board of Directors or to certain employees of the Company who are not named executive officers.

The Company recorded total share-based compensation expense before income taxes of approximately $0.2 million and $0.1 million in the three months ended December 31, 2014 and 2013, respectively. The share-based compensation expense is included in cost of goods sold and occupancy expenses, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the independent board member or employee’s compensation expense is presented.

As of December 31, 2014, there was approximately $1.1 million in unrecognized share-based compensation expense related to non-vested RSUs net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately 2.8 years.

11. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has six operating leases and one capital lease with Chalet Properties, LLC (Chalet). Chalet is owned by four of the Company’s non-independent board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended December 31, 2014 and 2013.   During the three months ended December 31, 2014, the Company amended an existing lease with Chalet to obtain additional square footage at one Company store. Due to the Company’s involvement with construction for the additional space, the amended lease was deemed to be a capital financing lease in the three months ended December 31, 2014.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $.01 million for each of the three months ended December 31, 2014 and 2013.

12. Business Combination

On December 7, 2014, the Company purchased substantially all of the assets and assumed certain liabilities of natural foods retailer Nature’s Pantry, Inc., which operated one retail store in Independence, Missouri. Pursuant to the acquisition, the store now operates as a Natural Grocers by Vitamin Cottage store. The transaction has been recorded in accordance with Accounting Standards Codification 805, “Business Combinations.” Assets acquired included, but were not limited to, inventory, property and equipment and certain intangible assets, including the Nature’s Pantry internet domain name and a covenant not to compete. The purchase price has been provisionally allocated to tangible and identifiable intangible assets totaling approximately $1.3 million based on their estimated fair values at the date of acquisition, summarized as follows, dollars in thousands:

Inventory and supplies	$726
Property and equipment	553
Other	65
Total provisionally allocated to tangible and identifiable intangible assets	$1,344

Total costs in excess of tangible and identifiable intangible assets acquired of approximately $4.8 million have been recorded as goodwill and reflects the value the Company sees in a similar long-term commitment to nutrition education and natural and organic products. A significant portion of the goodwill recognized is expected to be deductible for income tax purposes. During the three months ended December 31, 2014, the Company paid cash of $5.6 million for the acquisition and has accrued approximately $0.5 million in contingent consideration related to the remaining acquisition price that is expected to be paid during the three months ended March 31, 2015, after certain terms are met in accordance with the purchase agreement.

13. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report on Form 10-Q and with our Form 10-K. This discussion and analysis contains forward-looking statements. Refer to “Forward-Looking Statements” at the beginning of this report on Form 10-Q for an explanation of these types of statements. All references to a “fiscal year” refer to a year beginning on October 1 of the previous year, and ending on September 30 of such year (for example “fiscal year 2015” refers to the fiscal year from October 1, 2014 to September 30, 2015). Summarized numbers included in this section, and corresponding percentage or basis point changes may not sum due to the effects of rounding.

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of December 31, 2014, we operated 91 stores in 15 states, including Colorado, Arizona, Idaho, Kansas, Missouri, Montana, Nebraska, Nevada, New Mexico, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We regularly review and update these standards.

The size of our stores varies from 5,000 to 16,000 selling square feet. During the twelve months ended December 31, 2014, our new stores averaged approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2014, we increased our store count at a compound annual growth rate of 21.4%. In fiscal year 2014, we opened 15 new stores, and we currently plan to open 18 new stores in fiscal year 2015, four of which we opened during the three months ended December 31, 2014. As of the date of this report we have opened one additional new store in Arizona and have a total of eight signed leases for new stores, which we plan to open in fiscal year 2015 in Arizona, Arkansas, Colorado, Kansas, Minnesota, Oklahoma and Texas. Additionally, we plan to remodel two existing store locations and relocate two existing store locations in fiscal year 2015.

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

●

Net sales. Net sales were $145.9 million for the three months ended December 31, 2014, which is an increase of $25.3 million, or 21.0%, compared to net sales of $120.6 million for the three months ended December 31, 2013.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the three months ended December 31, 2014 each increased 6.2% over the three months ended December 31, 2013.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended December 31, 2014 each increased 2.8% over the three months ended December 31, 2013.

●

Net income. Net income was $3.6 million for the three months ended December 31, 2014, which increased $0.6 million, or 22.0%, when compared to net income of $2.9 million for the three months ended December 31, 2013.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $11.4 million in the three months ended December 31, 2014, which increased $2.1 million, or 21.9%, from $9.4 million in the three months ended December 31, 2013. EBITDA is not a measure of financial performance under GAAP. Refer to the end of this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of December 31, 2014, cash and cash equivalents was $1.9 million, and there was $11.2 million available under our $15.0 million amended and restated secured credit facility (our Credit Facility). As of December 31, 2014, we had $3.1 million outstanding on our Credit Facility and $0.7 million outstanding in letters of credit, which were reserved against the amount available for borrowing under the terms of our Credit Facility.

●

New store growth. We opened four new stores during the three months ended December 31, 2014. We operated a total of 91 stores as of December 31, 2014. We plan to open a total of 18 new stores in fiscal year 2015, which would result in an annual new store growth rate of 20.7% for fiscal year 2015.

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

●

Opportunities in the growing natural and organic grocery and dietary supplements industry. Our industry, which includes organic and natural foods and dietary supplements, continues to experience growth driven primarily by increased public interest in health and nutrition. Capitalizing on this opportunity, we have continued to open new stores and enter new markets. As we open new stores, our results of operations have been, and may continue to be, materially adversely affected based on the timing and number of new stores we open, their initial sales and new lease costs. The length of time it takes for a new store to become profitable can vary depending on a number of factors, including location, competition, a new market versus an existing market, the strength of store management and general economic conditions. Once a new store is open, it typically grows at a faster rate than mature stores for several years after its opening date. Mature stores are stores that have been open for any part of five fiscal years or longer.

As we continue to expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue for the foreseeable future. Our financial results for the three months ended December 31, 2014 reflect the effects of these factors, and we anticipate future periods will be impacted likewise.

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

We plan for the foreseeable future to continue opening new stores and entering new markets at or above recent levels of growth. During the past few years, we have successfully expanded our infrastructure to enable us to support our continued growth. This has included successfully implementing our ERP system, hiring key personnel and developing efficient new store opening processes and relocating and expanding our bulk food repackaging facility and distribution center. In fiscal year 2014, we substantially completed the implementation of a human resources information and learning management system, which we believe will allow us to more efficiently and effectively onboard and train our employees at all locations. In fiscal year 2015, we plan to redesign our website to enhance functionality and create a more engaging user experience, as well as explore options to include additional services through other digital platforms, such as digital coupons, home delivery services and a loyalty program.

We believe there are opportunities for us to continue to expand our store base and focus on increasing comparable store sales. Future sales growth, including comparable store sales, could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry. As we continue to expand our store base, we believe there are opportunities for increased leverage in costs as a percentage of sales, such as administrative expenses, as well as increased economies of scale in sourcing products. However, due to our commitment to providing high-quality products at affordable prices and increased competition, such sourcing economies and efficiencies at our bulk food repacking facility and distribution center may not be reflected in our gross margin in the near term.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section “Risk Factors” contained in our Form 10-K.

Key Financial Metrics in Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key measures are as follows:

Net sales

Our net sales are comprised of gross sales net of discounts, in-house coupons and returns. In comparing net sales between periods we monitor the following:

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

●

Change in mature store sales. We begin to include sales from a store in mature store sales after the store has been open for any part of five fiscal years (for example, our mature stores for fiscal year 2015 are stores that opened during or before fiscal year 2010). We monitor the percentage change in mature store sales by comparing sales from all stores in our mature store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year. When a store that is included in mature store sales is remodeled or relocated, we continue to consider sales from that store to be mature store sales. Our mature store sales data may not be presented on the same basis as our competitors.

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

Interest expense

Interest expense consists of the interest associated with capital and financing lease obligations. Interest expense also includes interest we pay on our outstanding indebtedness, which includes our Credit Facility.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended December 31,
	2014	2013
Statements of Income Data:*
Net sales	100.0%	100.0
Cost of goods sold and occupancy costs	71.0	70.7
Gross profit	29.0	29.3
Store expenses	21.3	20.9
Administrative expenses	2.9	3.2
Pre-opening and relocation expenses	0.4	0.7
Operating income	4.4	4.5
Interest expense	(0.5)	(0.6)
Income before income taxes	3.9	3.9
Provision for income taxes	(1.5)	(1.5)
Net income	2.4%	2.4
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	91	76
Number of stores opened during the period	4	4

Total store unit count increase period over period	19.7%	24.6
Change in comparable store sales	6.2	10.6
Change in daily average comparable store sales	6.2	10.6
Change in mature store sales	2.8	6.9
Change in daily average mature store sales	2.8	6.9

Three months ended December 31, 2014 compared to the three months ended December 31, 2013

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended December 31,		Increase (Decrease)
	2014	2013	Dollars	Percent
Statements of Income Data:
Net sales	$145,887	120,580	25,307	21.0%
Cost of goods sold and occupancy costs	103,593	85,199	18,394	21.6
Gross profit	42,294	35,381	6,913	19.5
Store expenses	31,049	25,173	5,876	23.3
Administrative expenses	4,227	3,889	338	8.7
Pre-opening and relocation expenses	577	889	(312)	(35.1)
Operating income	6,441	5,430	1,011	18.6
Other (expense) income:
Interest expense	(735)	(707)	(28)	4.0
Other income, net	—	1	(1)	(100.0)
Income before income taxes	5,706	4,724	982	20.8
Provision for income taxes	(2,142)	(1,802)	(340)	18.9
Net income	$3,564	2,922	642	22.0

Net sales

Net sales increased $25.3 million, or 21.0%, to $145.9 million for the three months ended December 31, 2014 compared to $120.6 million for the three months ended December 31, 2013, primarily due to a $17.9 million increase in sales from new stores and a $7.4 million, or 6.2%, increase in comparable store sales. The comparable store sales increase was primarily driven by a 3.4% increase in daily average transaction count and a 2.7% increase in average transaction size. Comparable store average transaction size was $36.77 in the three months ended December 31, 2014. Mature store sales increased 2.8% in the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. The rate of growth in our comparable and mature store sales, while positive, has been slowed in part by the impact of increased competition.

Gross profit

Gross profit increased $6.9 million, or 19.5%, to $42.3 million for the three months ended December 31, 2014 compared to $35.4 million for the three months ended December 31, 2013, primarily driven by positive comparable store sales and an increase in the number of stores. Gross margin decreased to 29.0% for the three months ended December 31, 2014 from 29.3% for the three months ended December 31, 2013. Gross margin in the three months ended December 31, 2014 was positively impacted by an increase in product gross margin, offset by an increase in occupancy costs as a percentage of sales for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. The positive impact in product margin is due to increases in product margin across most departments, in the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. Occupancy costs as a percentage of sales increased in the quarter ended December 31, 2014 as compared to the quarter ended December 31, 2013 primarily due to increased average lease expenses at newer stores and the fixed nature of occupancy costs per store.

The Company had 11 and nine leases for stores which were classified as capital and financing lease obligations for the three months ended December 31, 2014 and 2013, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended December 31, 2014 and 2013 would have each been approximately 60 basis points higher, than as reported, all as a percentage of sales

Store expenses

Store expenses increased $5.9 million, or 23.3%, to $31.0 million in the three months ended December 31, 2014 from $25.2 million in the three months ended December 31, 2013. Store expenses as a percentage of sales were 21.3% and 20.9% for the three months ended December 31, 2014 and 2013, respectively. The increase in store expenses as a percentage of sales was primarily due to increases in depreciation and other store expenses to support store growth, partially offset by decreases in salary related expenses.

Administrative expenses

Administrative expenses increased $0.3 million, or 8.7%, to $4.2 million for the three months ended December 31, 2014 compared to $3.9 million for the three months ended December 31, 2013, primarily due to the addition of general and administrative positions to support our store growth. Administrative expenses as a percentage of sales were 2.9% and 3.2% for the three months ended December 31, 2014 and 2013, respectively. The decrease in administrative expenses as a percentage of sales was a result of our ability to support additional store investment and sales without proportionate investments in overhead.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.3 million, or 35.1%, in the three months ended December 31, 2014 to $0.6 million compared to $0.9 million for the three months ended December 31, 2013, due to the impact of the timing, nature and location of the new store openings. We opened four new stores in each of the three months ended December 31, 2014 and 2013. Pre-opening and relocation expenses as a percentage of sales were 0.4% and 0.7% for the three months ended December 31, 2014 and 2013, respectively.

Interest expense

Interest expense, net of capitalized interest, increased less than $0.1 million, or 4.0%, in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily due to a $0.1 million increase in interest expense related to capital and financing lease obligations, partially offset by a $0.1 million increase in capitalized interest. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 50 and 60 basis points lower than as reported in the three months ended December 31, 2014 and 2013, respectively.

Income taxes

Our effective income tax rate for the three months ended December 31, 2014 and 2013 was 37.5% and 38.1%, respectively. The decrease in our effective income tax rate was primarily due to a reduction in the blended state tax rate, tax benefits resulting from the extension of the Federal Enhanced Food Deduction (IRC Section 170(e)(3)(C)), and prior fiscal year tax benefits relating to the retroactive extension of the Federal Work Opportunity Tax Credit and Bonus Depreciation.

During the three months ended December 31, 2014, the Company experienced benefits from the American Taxpayer Relief Act of 2012, which extended the 50% bonus depreciation on qualifying assets and the special 15 year life for qualified leasehold property and qualified retail improvement property for property acquired from January 1, 2014 through December 31, 2014.

The Company also benefited from the extension of the Work Opportunity Tax Credit during the three months ended December 31, 2014 and 2013 and the extension of the Enhanced Food Deduction during the three months ended December 31, 2014.  As these provisions were retroactively extended through December 31, 2014, the Company has recognized a tax benefit for the quarter. In addition, the Company has recognized a tax benefit relating to Work Opportunity Tax Credit relating to fiscal year 2014.

Net income

Net income increased 22.0% to $3.6 million, or $0.16 diluted earnings per share, in the three months ended December 31, 2014 compared to $2.9 million, or $0.13 diluted earnings per share, in the three months ended December 31, 2013.

Non-GAAP financial measures

EBITDA

EBITDA increased 21.9% to $11.4 million in the three months ended December 31, 2014 compared to $9.4 million in the three months ended December 31, 2013. EBITDA as a percent of sales was 7.8% in each of the three months ended December 31, 2014 and 2013. The stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 60 basis points in each of the three months ended December 31, 2014 and 2013, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income tax, depreciation and amortization. We believe EBITDA provides additional information about (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a measure in our debt covenants under our Credit Facility. In addition, EBITDA performance is one of the factors upon which funding of our incentive compensation plans is based.

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

The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended December 31,
	2014	2013
Net income	$3,564	2,922
Interest expense	735	707
Provision for income taxes	2,142	1,802
Depreciation and amortization	4,981	3,938
EBITDA	$11,422	9,369

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility.

Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening new stores and relocating and remodeling certain existing stores, debt service and corporate taxes. Additionally, in the three months ended December 31, 2014, our uses of cash included the acquisition of substantially all of the assets and the assumption of certain liabilities of a natural food retailer located in Independence, Missouri.

As of December 31, 2014, we had $1.9 million in cash and cash equivalents, $3.1 million outstanding on our Credit Facility, letters of credit in the amount of $0.7 million which were reserved against the amount available for borrowing under the terms of our Credit Facility, and $11.2 million available under our Credit Facility.

We currently have a $15.0 million credit agreement with a maturity date of January 31, 2017. We have the right to request the issuance of letters of credit under our Credit Facility up to $3.0 million. We can increase the amount available under our Credit Facility up to an additional amount that may not exceed $10.0 million by obtaining an additional commitment or commitments. The unused commitment fee ranges from 0.15% to 0.35% based on certain conditions.

We plan to continue to open new stores, which has previously required, and may continue to require, us to borrow additional amounts under our Credit Facility in the future. We plan to spend approximately $37 million to $39 million on capital expenditures during the remaining nine months of fiscal year 2015 in association with the 14 planned new stores and two relocations and two remodels. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store consisting of capital expenditures of approximately $1.7 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Three months ended December 31,
	2014	2013
Net cash provided by operating activities	$6,906	5,310
Net cash used in investing activities	(13,169)	(7,184)
Net cash provided by (used in) financing activities	3,005	(36)
Net decrease in cash and cash equivalents	(3,258)	(1,910)
Cash and cash equivalents, beginning of period	5,113	8,132
Cash and cash equivalents, end of period	$1,855	6,222

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $1.6 million, or 30.1%, to $6.9 million in the three months ended December 31, 2014, compared to $5.3 million in the three months ended December 31, 2013. The increase in cash provided by operating activities was primarily due to an increase in net income, as adjusted for depreciation and amortization resulting from the addition of new stores, offset by changes in working capital driven by the timing of payment on inventory and other purchases. Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Investing Activities

Cash used in investing activities increased $6.0 million, or 83.3%, to $13.2 million in the three months ended December 31, 2014 compared to $7.2 million in the three months ended December 31, 2013 due to the acquisition on December 7, 2014 of substantially all of the assets and certain liabilities of a natural food retailer located in Independence, Missouri. We paid $5.6 million for that acquisition during the three months ended December 31, 2014. Cash paid for capital expenditures decreased $0.1 million in the three months ended December 31, 2014 compared to December 31, 2013, and is driven by the timing of new store openings.

Financing Activities

Cash provided by (used in) financing activities consists primarily of borrowings and repayments under our Credit Facility, excess tax benefits on vested share-based compensation and payments of capital and financing lease obligations. Cash provided by financing activities was $3.0 million for the three months ended December 31, 2014, compared to cash used in financing activities of less than $0.1 million in the three months ended December 31, 2013. The increase in cash provided by financing activities for the three months ended December 31, 2014 was primarily due to net borrowing of $3.1 million on our Credit Facility to fund the December 7, 2014 acquisition and to pay income taxes.

Credit Facility

Credit Facility

Our $15.0 million Credit Facility, may be increased by up to $10.0 million, as further described above in “Liquidity and Capital Resources.” The operating company is the borrower under our Credit Facility, and its obligations under our Credit Facility are guaranteed by the holding company.

As of December 31, 2014, we had $3.1 million outstanding on our Credit Facility, letters of credit in the amount of $0.7 million reserved against the amount available for borrowing under our Credit Facility, and $11.2 million available for borrowing under our Credit Facility. For floating rate borrowings under our Credit Facility, interest is determined by the lender’s administrative agent and is stated at the prime rate less the lender spread, subject to the Company meeting certain financial measures. For fixed rate borrowings under our Credit Facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread, subject to us meeting certain financial measures.

Our Credit Facility requires compliance with certain operational and financial covenants (including a leverage ratio and a fixed charge coverage ratio). Our Credit Facility also contains certain other limitations on our ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions as defined in the agreement. Additionally, our Credit Facility prohibits the payment of cash dividends to the holding company from the operating company, without the administrative agent’s consent except when no default or event of default exists. If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business. We do not expect such restrictions to impact our ability to meet our cash obligations. The terms and conditions of the agreement for our Credit Facility and associated documents are customary and include, among other things, guarantees, security interest grants, pledges and subordinations. As of December 31, 2014, we were in compliance with the debt covenants of our Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Interest payments (1)	$156	75	81	—	—
Operating leases (2)	299,689	22,078	47,102	45,120	185,389
Capital and financing lease obligations, including principal and interest payments (3)	44,917	3,384	6,831	6,908	27,794
Contractual obligations for construction related activities (4)	1,505	1,505	—	—	—
	$346,267	27,042	54,014	52,028	213,183

(1)

We assumed the interest payments to be paid during the remainder of our Credit Facility using (i) an annual interest rate of 1.85% on amounts outstanding as of December 31, 2014 and (ii) an unused commitment fee of 0.15% for amounts not borrowed as of December 31, 2014. For purposes of this table, current amounts were considered outstanding until January 31, 2017, which is the maturity date of the Credit Facility.

(2)	Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(3)

Represents the payments due under our capital and financing lease obligations for 11 stores, all of which were open as of December 31, 2014. We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(4)

Contractual obligations for construction related activities include future payments to general contractors that are legally binding as of December 31, 2014 and relate to new store construction, relocations and remodels.

Off-Balance Sheet Arrangements

As of December 31, 2014, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. All of our stores, bulk food repackaging facility and distribution center and administrative facilities are leased, and as of December 31, 2014, 11 leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Item 6.    Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on January 29, 2015.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ SANDRA BUFFA
Sandra Buffa, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Second Amended and Restated Employment Agreement by and between Sandra M. Buffa and Vitamin Cottage Natural Food Markets, Inc., dated January 14, 2015.
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.3	Certification of Sandra Buffa, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited) and (iv) notes to Unaudited Interim Consolidated Financial Statements.

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