Form 10-Q
period 2015-03-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2015-05-07
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015;

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 4, 2015 was 22,491,158.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2015

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

Any forward-looking statement made by us in this report on Form 10-Q speaks only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You are advised, however, to consult any further disclosures we may make in our future reports filed with the Securities and Exchange Commission (the SEC). Such reports may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and may also be accessed on the SEC’s website at www.sec.gov. Our filings with the SEC are also available, free of charge, through our website at www.naturalgrocers.com.

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)

	March 31, 2015	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$7,236	5,113
Accounts receivable, net	2,173	2,146
Merchandise inventory	64,727	58,381
Prepaid expenses and other current assets	1,184	641
Deferred income tax assets	836	832
Total current assets	76,156	67,113
Property and equipment, net	129,196	120,224
Other assets:
Deposits and other assets	736	712
Goodwill and other intangible assets, net	5,641	900
Deferred financing costs, net	28	36
Total other assets	6,405	1,648
Total assets	$211,757	188,985
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,067	33,835
Accrued expenses	19,759	15,822
Capital and financing lease obligations, current portion	296	229
Total current liabilities	61,122	49,886
Long-term liabilities:
Capital and financing lease obligations, net of current portion	24,933	21,748
Deferred income tax liabilities	3,946	5,409
Deferred rent	6,186	5,842
Leasehold incentives	7,389	7,246
Other long-term liabilities	103	—
Total long-term liabilities	42,557	40,245
Total liabilities	103,679	90,131
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 50,000,000 shares, 22,491,158 and 22,485,488 issued and outstanding, respectively	22	22
Additional paid in capital	54,809	54,552
Retained earnings	53,247	44,280
Total stockholders’ equity	108,078	98,854
Total liabilities and stockholders’ equity	$211,757	188,985

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Net sales	$157,744	130,343	303,631	250,923
Cost of goods sold and occupancy costs	110,874	91,590	214,467	176,789
Gross profit	46,870	38,753	89,164	74,134
Store expenses	32,461	26,877	63,510	52,050
Administrative expenses	4,156	3,548	8,383	7,437
Pre-opening and relocation expenses	870	1,211	1,447	2,100
Operating income	9,383	7,117	15,824	12,547
Other (expense) income:
Dividends and interest income	—	1	—	2
Interest expense	(714)	(704)	(1,449)	(1,411)
Total other expense, net	(714)	(703)	(1,449)	(1,409)
Income before income taxes	8,669	6,414	14,375	11,138
Provision for income taxes	(3,266)	(2,415)	(5,408)	(4,217)
Net income	$5,403	3,999	8,967	6,921

Net income per common share:
Basic	$0.24	0.18	0.40	0.31
Diluted	$0.24	0.18	0.40	0.31
Weighted average common shares outstanding:
Basic	22,488,667	22,464,941	22,487,884	22,453,441
Diluted	22,499,322	22,483,753	22,496,919	22,477,201

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended March 31,
	2015	2014
Operating activities:
Net income	$8,967	6,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,130	8,054
Gain on disposal of property and equipment	(4)	—
Share-based compensation	297	263
Excess tax benefit from share-based compensation	—	(460)
Deferred income tax benefit	(1,467)	(437)
Non-cash interest expense	8	11
Interest accrued on investments and amortization of premium	—	9
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(27)	600
Income tax receivable	—	359
Merchandise inventory	(5,620)	(7,618)
Prepaid expenses and other assets	(568)	(981)
Increase in:
Accounts payable	8,134	5,382
Accrued expenses	3,889	1,876
Deferred rent and leasehold incentives	487	1,669
Other long-term liabilities	103	—
Net cash provided by operating activities	24,329	15,648
Investing activities:
Acquisition of property and equipment	(15,957)	(17,853)
Proceeds from sale of property and equipment	4	—
Payment for acquisition	(5,601)	—
Proceeds from maturity of available-for-sale securities	—	1,045
Decrease in restricted cash	—	500
Net cash used in investing activities	(21,554)	(16,308)
Financing activities:
Borrowings under credit facility	66,790	530
Repayments under credit facility	(66,790)	(530)
Capital and financing lease obligations payments	(116)	(88)
Contingent consideration payments for acquisition	(514)	—
Excess tax benefit from share-based compensation	—	460
Payments of withholding tax for restricted stock unit vesting	(22)	—
Credit facility fees paid	—	(30)
Net cash (used in) provided by financing activities	(652)	342
Net increase (decrease) in cash and cash equivalents	2,123	(318)
Cash and cash equivalents, beginning of period	5,113	8,132
Cash and cash equivalents, end of period	$7,236	7,814
Supplemental disclosures of cash flow information:
Cash paid for interest	$27	—
Cash paid for interest on capital and financing lease obligations	1,538	1,392
Income taxes paid	5,099	3,656
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$2,358	3,341
Property acquired through capital and financing lease obligations	3,355	14

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2015 and 2014

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the Holding Company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company typically operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of March 31, 2015, the Company operated 95 stores in 16 states, including 33 stores in Colorado, 14 in Texas, eight in Oregon, seven in Kansas, five each in New Mexico and Oklahoma, four each in Arizona and Montana, three each in Idaho and Nebraska, two each in Missouri, Utah and Wyoming, and one each in Arkansas, Nevada and Washington. The Company also has a bulk food repackaging facility and distribution center in Colorado. The Company had 87 stores in 14 states as of September 30, 2014.

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

The Holding Company was incorporated in Delaware on April 9, 2012. The accompanying consolidated financial statements include all the accounts of the Holding Company’s wholly owned subsidiaries, Vitamin Cottage Natural Food Markets, Inc. (the Operating Company), Vitamin Cottage Two Ltd. Liability Company and Natural Systems, LLC. The Operating Company formed the Holding Company in order to facilitate the purchase of the remaining noncontrolling interest in Boulder Vitamin Cottage Group, LLC and the consummation of the Company’s initial public offering (IPO) during fiscal year 2012. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has one reporting segment, natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following products, which are presented as a percentage of sales for the three and six months ended March 31, 2015 and 2014 as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Grocery	66.0%	66.1	66.3	66.3
Dietary supplements	23.1	24.0	22.6	23.7
Other	10.9	9.9	11.1	10.0
	100.0%	100.0	100.0	100.0

Business Combinations

Business combinations are accounted for using the acquisition method of accounting, which requires that the purchase price paid for an acquisition be allocated to the assets and liabilities acquired based on their estimated fair values as of the effective date of the acquisition, with the excess of the purchase price over the fair value of net assets acquired being reported as goodwill. Acquisition-related costs are considered separate transactions and are expensed as incurred.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers.” ASU No 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. This guidance will be effective for the Company beginning on October 1, 2017 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements and related disclosures.

3. Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below are basic and diluted EPS for the three and six months ended March 31, 2015 and 2014, dollars in thousands, except per share data:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Net income	$5,403	3,999	8,967	6,921

Weighted average common shares outstanding	22,488,667	22,464,941	22,487,884	22,453,441
Effect of dilutive securities	10,655	18,812	9,035	23,760
Weighted average common shares outstanding including effect of dilutive securities	22,499,322	22,483,753	22,496,919	22,477,201

Basic earnings per share	$0.24	0.18	0.40	0.31
Diluted earnings per share	$0.24	0.18	0.40	0.31

There were 6,162 and 33,378 non-vested restricted stock units (RSUs) for the three and six months ended March 31, 2015, respectively, excluded from the calculation as they are antidilutive. There were 3,558 antidilutive non-vested RSUs for the three and six months ended March 31, 2014.

The Company did not declare any dividends in the three or six months ended March 31, 2015 or 2014.

4. Debt

Credit Facility

The Company has a secured revolving credit facility (the Credit Facility). The Operating Company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the Holding Company.

On December 12, 2013, the Company amended and restated its then-existing $15.0 million credit agreement, as a result of which, among other things: (i) the maturity date of the Company’s Credit Facility was extended by three years to January 31, 2017; (ii) the Company has the right to request the issuance of letters of credit under the Credit Facility of up to $3.0 million; (iii) the Company is allowed to increase the amount available under the Credit Facility, by an additional amount that may not exceed $10.0 million, by obtaining an additional commitment or commitments; (iv) a requirement for a consolidated earnings before interest, taxes, depreciation and amortization to revenue ratio was eliminated; and (v) the unused commitment fee was changed from 0.20% to amounts ranging from 0.15% to 0.35% based on certain conditions. The Company may borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date.

The Company had no amounts outstanding on the Credit Facility as of March 31, 2015 and September 30, 2014. As of March 31, 2015 and September 30, 2014, the Company had undrawn, issued and outstanding letters of credit of approximately $1.0 million and $0.7 million, respectively, which reduced, on a dollar-for-dollar basis, the amount available for borrowing under the terms of the Credit Facility. There was approximately $14.0 million and $14.3 million as of March 31, 2015 and September 30, 2014, respectively, available for borrowing under the Credit Facility.

As of March 31, 2015 and September 30, 2014, the Company was in compliance with the debt covenants under the Credit Facility.

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

Interest

The Company incurred gross interest expense of approximately $0.7 million for each of the three months ended March 31, 2015 and 2014, and approximately $1.4 million for each of the six months ended March 31, 2015 and 2014. Interest expense for the three and six months ended March 31, 2015 and 2014 relates primarily to interest on capital and financing lease obligations. The Company capitalized $0.1 million of interest for each of the three and six months ended March 31, 2015, with no interest capitalized in the three and six months ended March 31, 2014, and had insignificant amounts of amortization of deferred financing costs for the three and six months ended March 31, 2015 and 2014.

5. Lease Commitments

Capital and financing lease obligations as of March 31, 2015 and September 30, 2014, are as follows, dollars in thousands:

	As of
	March 31, 2015	September 30, 2014
Capital lease finance obligations, due in monthly installments through fiscal year 2028	$17,267	14,989
Capital lease obligations, due in monthly installments through fiscal year 2028	4,607	4,672
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2026	3,355	2,316
Total capital and financing lease obligations	25,229	21,977
Less current portion	(296)	(229)
Total capital and financing lease obligations, net of current portion	$24,933	21,748

6. Property and Equipment

The Company had the following property and equipment balances as of March 31, 2015 and September 30, 2014, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2015	September 30, 2014
Construction in process		n/a		$5,050	6,867
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		19,512	17,107
Capitalized real estate leases		15		4,866	4,866
Land		n/a		192	192
Buildings		40		4,986	3,985
Land improvements	5	-	15	1,015	1,000
Leasehold and building improvements	1	-	25	84,498	74,691
Fixtures and equipment	5	-	7	76,354	69,894
Computer hardware and software	3	-	5	11,934	10,740
				208,407	189,342
Less accumulated depreciation and amortization				(79,211)	(69,118)
Property and equipment, net				$129,196	120,224

Capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings under capital lease finance obligations, and capitalized real estate leases includes assets for the Company’s buildings under capital lease obligations (see Note 5).

Construction in process includes $3.3 million and approximately $2.3 million as of March 31, 2015 and September 30, 2014, respectively, related to construction costs for leases in process for which the Company was deemed the owner during the construction period.

Depreciation and amortization expense for the three and six months ended March 31, 2015 and 2014 is summarized as follows, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$198	190	397	376
Depreciation and amortization expense included in store expenses	4,753	3,799	9,348	7,442
Depreciation and amortization expense included in administrative expenses	198	127	385	236
Total depreciation and amortization expense	$5,149	4,116	10,130	8,054

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of March 31, 2015 and September 30, 2014, are summarized as follows, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2015	September 30, 2014
Amortizable intangible assets:
Covenants not to compete	2	-	5	$353	293
Favorable operating lease		5		339	339
Other intangibles	0.5	-	1	27	22
Amortizable intangible assets				719	654
Less accumulated amortization				(665)	(654)
Amortizable intangible assets, net				54	—
Trademark		Indefinite		389	389
Total other intangibles, net				443	389
Goodwill		Indefinite		5,198	511
Total goodwill and other intangibles, net				$5,641	900

Amortization expense was less than $0.1 million for each of the three and six months ended March 31, 2015 and 2014. The increase in goodwill and intangible assets in the six months ended March 31, 2015 was due to the acquisition which closed on December 7, 2014 (see Note 12).

8. Accrued Expenses

The composition of accrued expenses as of March 31, 2015 and September 30, 2014 is summarized as follows, dollars in thousands:

	As of
	March 31,	September 30,
	2015	2014
Payroll and employee-related expenses	$7,314	5,886
Accrued income taxes payable	6,672	4,868
Accrued property, sales and use tax payable	3,351	3,409
Accrued marketing expenses	971	421
Deferred revenue related to gift card sales	838	725
Other	613	513
Total accrued expenses	$19,759	15,822

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

10. Share-based Compensation

The Company adopted an Omnibus Incentive Plan (the Plan) on July 17, 2012. RSUs granted pursuant to the Plan, if they vest, will be settled in shares of the Company’s common stock. Changes in the number of non-vested RSUs outstanding under the Plan during the six months ended March 31, 2015 were as follows:

	RSUs	Weighted average grant date fair value
Non-vested as of September 30, 2014	37,194	$34.77
Granted	22,990	20.65
Forfeited	(6,420)	33.62
Vested	(6,923)	30.18
Non-vested as of March 31, 2015	46,841	28.67

As of March 31, 2015, all outstanding RSUs have been granted either to independent members of the Company’s Board of Directors or to certain employees of the Company who are not named executive officers.

The Company recorded total share-based compensation expense before income taxes of approximately $0.1 million and $0.3 million in the three and six months ended March 31, 2015, respectively, and recorded $0.2 million and $0.3 million in the three and six months ended March 31, 2014, respectively. The share-based compensation expense is included in cost of goods sold and occupancy expenses, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the independent board member or employee’s compensation expense is presented.

As of March 31, 2015, there was approximately $1.0 million in unrecognized share-based compensation expense related to non-vested RSUs net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately 2.5 years.

11. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has six operating leases and one capital lease with Chalet Properties, LLC (Chalet). Chalet is owned by four of the Company’s non-independent board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended March 31, 2015 and 2014. Rent paid to Chalet was approximately $0.6 million for each of the six months ended March 31, 2015 and 2014. During the quarter ended December 31, 2014, the Company amended an existing lease with Chalet to obtain additional square footage at one Company store. Due to the Company’s involvement with construction for the additional space, the amended lease was deemed to be a capital financing lease in the quarter ended December 31, 2014.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended March 31, 2015 and 2014. Rent paid to the Land Trust was approximately $0.2 million for each of the six months ended March 31, 2015 and 2014.

12. Business Combination

On December 7, 2014, the Company purchased substantially all of the assets and assumed certain liabilities of natural foods retailer Nature’s Pantry, Inc. (Store Acquisition), which operated one retail store in Independence, Missouri. Following the Store Acquisition, the store was rebranded as a Natural Grocers by Vitamin Cottage store. The transaction has been recorded in accordance with Accounting Standards Codification 805, “Business Combinations.” Assets acquired included, but were not limited to, inventory, property and equipment and certain intangible assets, including the Nature’s Pantry internet domain name and a covenant not to compete. The purchase price has been provisionally allocated to tangible and identifiable intangible assets totaling approximately $1.5 million based on their estimated fair values at the date of acquisition, summarized as follows, dollars in thousands:

Inventory and supplies	$726
Property and equipment	680
Other	65
Total provisionally allocated to tangible and identifiable intangible assets	$1,471

During the three months ended March 31, 2015, the Company adjusted the provisional fair value measurement as of the date of acquisition for property and equipment, resulting in an increase of $0.1 million in the purchase price allocated to property and equipment and a decrease of $0.1 million in goodwill. Total costs in excess of tangible and identifiable intangible assets acquired of approximately $4.7 million have been recorded as goodwill and reflects the value the Company sees in a similar long-term commitment to nutrition education and natural and organic products. A significant portion of the goodwill recognized is expected to be deductible for income tax purposes. During the six months ended March 31, 2015, the Company paid cash of $6.1 million related to the Store Acquisition, which includes the payment during the three months ended March 31, 2015 of $0.5 million of contingent consideration, which had been accrued in the three months ended December 31, 2014.

Results of these acquired operations are included in our unaudited Consolidated Statements of Income for the period beginning December 7, 2014 through March 31, 2015.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of March 31, 2015, we operated 95 stores in 16 states, including Colorado, Arizona, Arkansas, Idaho, Kansas, Missouri, Montana, Nebraska, Nevada, New Mexico, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We regularly review and update these standards.

The size of our stores varies from 5,000 to 16,000 selling square feet. During the twelve months ended March 31, 2015, our new stores averaged approximately 11,500 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2014, we increased our store count at a compound annual growth rate of 21.4%. In fiscal year 2014, we opened 15 new stores, and we currently plan to open 18 new stores in fiscal year 2015, eight of which we opened during the six months ended March 31, 2015. As of the date of this report, we have a total of 12 signed leases for new stores, eight of which we plan to open in fiscal year 2015 in Arizona, Colorado, Kansas, Minnesota, North Dakota and Oklahoma. Additionally, we plan to remodel two existing store locations and relocate one existing store location in fiscal year 2015.

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

●

Net sales. Net sales were $157.7 million for the three months ended March 31, 2015, which is an increase of $27.4 million, or 21.0%, compared to net sales of $130.3 million for the three months ended March 31, 2014. Net sales were $303.6 million for the six months ended March 31, 2015, which is an increase of $52.7 million, or 21.0%, compared to net sales of $250.9 million for the six months ended March 31, 2014.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the three months ended March 31, 2015 each increased 5.6% over the three months ended March 31, 2014. Comparable store sales and daily average comparable store sales for the six months ended March 31, 2015 each increased 5.9% over the six months ended March 31, 2014.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended March 31, 2015 each increased 2.6% over the three months ended March 31, 2014. Mature store sales and daily average mature store sales for the six months ended March 31, 2015 each increased 2.7% over the six months ended March 31, 2014.

●

Net income. Net income was $5.4 million for the three months ended March 31, 2015, which increased $1.4 million, or 35.1%, when compared to net income of $4.0 million for the three months ended March 31, 2014. Net income was $9.0 million for the six months ended March 31, 2015, which increased $2.0 million, or 29.6%, when compared to net income of $6.9 million for the six months ended March 31, 2014.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $14.5 million in the three months ended March 31, 2015, an increase of $3.3 million, or 29.4%, from $11.2 million in the three months ended March 31, 2014. We generated EBITDA of $26.0 million in the six months ended March 31, 2015, an increase of $5.4 million, or 26.0%, from $20.6 million in the six months ended March 31, 2014. EBITDA is not a measure of financial performance under GAAP. Refer to the end of this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of March 31, 2015, cash and cash equivalents was $7.2 million, and there was $14.0 million available under our $15.0 million amended and restated secured credit facility (our Credit Facility). As of March 31, 2015, we had $1.0 million outstanding in letters of credit, which were reserved against the amount available for borrowing under the terms of our Credit Facility.

●

New store growth. We opened four and five new stores during the three months ended March 31, 2015 and 2014, respectively, and opened eight and nine new stores during the six months ended March 31, 2015 and 2014, respectively. We operated a total of 95 stores as of March 31, 2015, compared to 81 stores as of March 31, 2014 and 65 stores as of March 31, 2013, resulting in growth rates of 17.3% and 24.6% for the twelve month periods ended March 31, 2015 and 2014, respectively. We plan to open a total of 18 new stores in fiscal year 2015, which would result in an annual new store growth rate of 20.7% for fiscal year 2015.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Opportunities in the growing natural and organic grocery and dietary supplements industry. Our industry, which includes organic and natural foods and dietary supplements, continues to experience growth driven primarily by increased public interest in health and nutrition. Capitalizing on this opportunity, we have continued to open new stores and enter new markets. As we open new stores, our results of operations have been, and may continue to be, materially affected based on the timing, nature, location and number of new stores we open, their initial sales and new lease costs. The length of time it takes for a new store to become profitable can vary depending on a number of factors, including location, competition, a new market versus an existing market, the strength of store management and general economic conditions. Once a new store is open, it typically grows at a faster rate than mature stores for several years after its opening date. Mature stores are stores that have been open for any part of five fiscal years or longer.

As we continue to expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue for the foreseeable future. Our financial results for the three and six months ended March 31, 2015 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

Our performance is also impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, reduced or changed consumer choices and the cost of these products. Our store offerings are comprised of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings, including as a result of reductions or changes in our offerings, would have a material adverse effect on our business. Reduced or changed consumer choices may result from the implementation of our requirements for dairy products that satisfy our pasture-based, non-confinement standards. Additionally, negative publicity regarding natural and organic products or dietary supplements, or upgraded standards that reduce or change consumer choices, may adversely affect demand for our products and could result in lower consumer traffic, sales and results of operations.

●

Competition. The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry. Our competition varies by market and includes conventional supermarkets, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers markets, food co-ops, home delivery services, mail order and online retailers and multi-level marketers. We have recently faced increased competition as a result of the opening of natural and organic, gourmet and/or specialty food retailers, as well as the increased offering of natural and organic foods at conventional grocers. The longer term impact is more difficult to predict and is dependent on a number of factors in a particular market. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing exceptional customer service and operational excellence, differentiate us in the industry and provide us the competitive advantage to effectively respond to the increased competition.

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

We plan for the foreseeable future to continue opening new stores and entering new markets at or above recent levels of growth. During the past few years, we have successfully expanded our infrastructure to enable us to support our continued growth. This has included successfully implementing our ERP system, hiring key personnel and developing efficient new store opening processes and relocating and expanding our bulk food repackaging facility and distribution center. In fiscal year 2014, we substantially completed the implementation of a human resources information and learning management system, which we believe will allow us to more efficiently and effectively onboard and train our employees at all locations. In fiscal year 2015, we redesigned our website to enhance functionality and create a more engaging user experience and began home delivery services in select markets. In addition, we are exploring options to include additional services through other digital platforms, such as digital coupons and a loyalty program.

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

Key Financial Metrics in Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key measures are as follows:

Net sales

Our net sales are comprised of gross sales net of discounts, in-house coupons and returns. In comparing net sales between periods we monitor the following:

●

Change in comparable store sales. We begin to include sales from a store in comparable store sales on the first day of the thirteenth full month following the store’s opening. We monitor the percentage change in comparable store sales by comparing sales from all stores in our comparable store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. Our comparable store sales data may not be presented on the same basis as our competitors. We use the term “new stores” to refer to stores that have been open or operated by us for less than thirteen months.

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

Administrative expenses

Administrative expenses consist of home office related expenses, such as salary and benefits, share-based compensation, deferred compensation, office supplies, hardware and software expenses, depreciation and amortization expense, occupancy costs (including rent, common area maintenance, real estate taxes and utilities), professional services expenses, expenses associated with our board and other general and administrative expenses. Depreciation expense included in administrative expenses relates to depreciation for assets directly used at the home office including depreciation on land improvements, leasehold improvements, fixtures and equipment and computer hardware and software.

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

Interest expense

Interest expense consists of the interest associated with capital and financing lease obligations, net of capitalized interest. Interest expense also includes interest we pay on our outstanding indebtedness, including under our Credit Facility.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Statements of Income Data:*
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	70.3	70.3	70.6	70.5
Gross profit	29.7	29.7	29.4	29.5
Store expenses	20.6	20.6	20.9	20.7
Administrative expenses	2.6	2.7	2.8	3.0
Pre-opening and relocation expenses	0.6	0.9	0.5	0.8
Operating income	5.9	5.5	5.2	5.0
Interest expense	(0.5)	(0.5)	(0.5)	(0.6)
Income before income taxes	5.5	4.9	4.7	4.4
Provision for income taxes	(2.1)	(1.9)	(1.8)	(1.7)
Net income	3.4%	3.1	3.0	2.8
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	95	81	95	81
Number of stores opened during the period	4	5	8	9

Total store unit count increase period over period	17.3%	24.6	17.3	24.6
Change in comparable store sales	5.6	6.9	5.9	8.7
Change in daily average comparable store sales	5.6	5.7	5.9	8.1
Change in mature store sales	2.6	4.9	2.7	5.9
Change in daily average mature store sales	2.6	3.7	2.7	5.3

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended March 31,		Increase (Decrease)
	2015	2014	Dollars	Percent
Statements of Income Data:
Net sales	$157,744	130,343	27,401	21.0%
Cost of goods sold and occupancy costs	110,874	91,590	19,284	21.1
Gross profit	46,870	38,753	8,117	20.9
Store expenses	32,461	26,877	5,584	20.8
Administrative expenses	4,156	3,548	608	17.1
Pre-opening and relocation expenses	870	1,211	(341)	(28.2)
Operating income	9,383	7,117	2,266	31.8
Other (expense) income:
Interest expense	(714)	(704)	(10)	1.4
Other income, net	—	1	(1)	(100.0)
Income before income taxes	8,669	6,414	2,255	35.2
Provision for income taxes	(3,266)	(2,415)	(851)	35.2
Net income	$5,403	3,999	1,404	35.1

Net sales

Net sales increased $27.4 million, or 21.0%, to $157.7 million for the three months ended March 31, 2015 compared to $130.3 million for the three months ended March 31, 2014, primarily due to a $20.2 million increase in sales from new stores and a $7.2 million, or 5.6%, increase in comparable store sales. The comparable store sales increase was primarily driven by a 3.2% increase in daily average transaction count and a 2.2% increase in average transaction size. Comparable store average transaction size was $36.69 in the three months ended March 31, 2015. Mature store sales increased 2.6% in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Gross profit

Gross profit increased $8.1 million, or 20.9%, to $46.9 million for the three months ended March 31, 2015 compared to $38.8 million for the three months ended March 31, 2014, primarily driven by positive comparable store sales and an increase in the number of stores. Gross margin was 29.7% for each of the three months ended March 31, 2015 and 2014. Gross margin in the three months ended March 31, 2015 was positively impacted by an increase in product gross margin, offset by an increase in occupancy costs as a percentage of sales for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The positive impact in product margin is due to increases in product margin across most departments, in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Occupancy costs as a percentage of sales increased in the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014, primarily due to increased average lease expenses at newer stores and the fixed nature of occupancy costs per store. Gross margin has also been positively impacted by the nature of new store openings and a reduction in our new store growth rate during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The Company had 11 and nine leases for stores which were classified as capital and financing lease obligations for the three months ended March 31, 2015 and 2014, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended March 31, 2015 and 2014 would have been approximately 55 and 60 basis points higher, respectively, than as reported, all as a percentage of sales.

Store expenses

Store expenses increased $5.6 million, or 20.8%, to $32.5 million in the three months ended March 31, 2015 from $26.9 million in the three months ended March 31, 2014, primarily due to increases in salary related expenses, depreciation, bank credit card charges and other store expenses. Store expenses as a percentage of sales were 20.6% for each of the three months ended March 31, 2015 and 2014. Store expenses as a percentage of sales have been positively impacted by a change in the timing and nature of new store openings and a reduction in our new store growth rate during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Administrative expenses

Administrative expenses increased $0.6 million, or 17.1%, to $4.2 million for the three months ended March 31, 2015 compared to $3.5 million for the three months ended March 31, 2014, primarily due to the addition of general and administrative positions to support our store growth, in addition to increases in depreciation, various professional fees and other administrative expenses. Administrative expenses as a percentage of sales were 2.6% and 2.7% for the three months ended March 31, 2015 and 2014, respectively. The decrease in administrative expenses as a percentage of sales was a result of our ability to support additional store investment and sales without proportionate investments in overhead.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.3 million, or 28.2%, in the three months ended March 31, 2015 to $0.9 million compared to $1.2 million for the three months ended March 31, 2014, due to the impact of the number and the timing of the new store openings. We opened four and five new stores in the three months ended March 31, 2015 and 2014, respectively. Pre-opening and relocation expenses as a percentage of sales were 0.6% and 0.9% for the three months ended March 31, 2015 and 2014, respectively.

Interest expense

Interest expense, net of capitalized interest, increased less than $0.1 million, or 1.4%, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to a $0.1 million increase in interest expense related to capital and financing lease obligations, partially offset by a $0.1 million increase in capitalized interest. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percentage of sales would have been approximately 45 and 55 basis points lower than as reported in the three months ended March 31, 2015 and 2014, respectively.

Income taxes

Our effective income tax rate for each of the three months ended March 31, 2015 and 2014 was 37.7%.

Net income

Net income increased 35.1% to $5.4 million, or $0.24 diluted earnings per share, in the three months ended March 31, 2015 compared to $4.0 million, or $0.18 diluted earnings per share, in the three months ended March 31, 2014.

Six months ended March 31, 2015 compared to the six months ended March 31, 2014

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Six months ended March 31,		Increase (Decrease)
	2015	2014	Dollars	Percent
Statements of Income Data:
Net sales	$303,631	250,923	52,708	21.0%
Cost of goods sold and occupancy costs	214,467	176,789	37,678	21.3
Gross profit	89,164	74,134	15,030	20.3
Store expenses	63,510	52,050	11,460	22.0
Administrative expenses	8,383	7,437	946	12.7
Pre-opening and relocation expenses	1,447	2,100	(653)	(31.1)
Operating income	15,824	12,547	3,277	26.1
Other (expense) income:
Interest expense	(1,449)	(1,411)	(38)	2.7
Other income, net	—	2	(2)	(100.0)
Income before income taxes	14,375	11,138	3,237	29.1
Provision for income taxes	(5,408)	(4,217)	(1,191)	28.2
Net income	$8,967	6,921	2,046	29.6

Net sales

Net sales increased $52.7 million, or 21.0%, to $303.6 million for the six months ended March 31, 2015 compared to $250.9 million for the six months ended March 31, 2014, primarily due to a $38.1 million increase in sales from new stores and a $14.6 million, or 5.9%, increase in comparable store sales. The comparable store sales increase was primarily driven by a 3.3% increase in daily average transaction count and a 2.5% increase in average transaction size. Comparable store average transaction size was $36.73 in the six months ended March 31, 2015. Mature store sales increased 2.7% in the six months ended March 31, 2015 as compared to the six months ended March 31, 2014.

Gross profit

Gross profit increased $15.0 million, or 20.3%, to $89.2 million for the six months ended March 31, 2015 compared to $74.1 million for the six months ended March 31, 2014, primarily driven by positive comparable store sales and an increase in the number of stores. Gross margin decreased to 29.4% for the six months ended March 31, 2015 from 29.5% for the six months ended March 31, 2014. Gross margin in the six months ended March 31, 2015 was positively impacted by an increase in product gross margin, offset by an increase in occupancy costs as a percentage of sales for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014. The positive impact in product margin is due to increases in product margin across most departments, in the six months ended March 31, 2015 as compared to the six months ended March 31, 2014. Occupancy costs as a percentage of sales increased in the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014 primarily due to increased average lease expenses at newer stores and the fixed nature of occupancy costs per store.

The Company had 11 and nine leases for stores which were classified as capital and financing lease obligations for the six months ended March 31, 2015 and 2014, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the six months ended March 31, 2015 and 2014 would have been approximately 55 and 60 basis points higher, respectively, than as reported, all as a percentage of sales.

Store expenses

Store expenses increased $11.5 million, or 22.0%, to $63.5 million in the six months ended March 31, 2015 from $52.1 million in the six months ended March 31, 2014. Store expenses as a percentage of sales were 20.9% and 20.7% for the six months ended March 31, 2015 and 2014, respectively. The increase in store expenses as a percentage of sales was primarily due to increases in depreciation and other store expenses, partially offset by decreases in salary related expenses.

Administrative expenses

Administrative expenses increased $0.9 million, or 12.7%, to $8.4 million for the six months ended March 31, 2015 compared to $7.4 million for the six months ended March 31, 2014, primarily due to the addition of general and administrative positions to support our store growth, in addition to increases in depreciation, various professional fees and other administrative expenses. Administrative expenses as a percentage of sales were 2.8% and 3.0% for the six months ended March 31, 2015 and 2014, respectively. The decrease in administrative expenses as a percentage of sales was a result of our ability to support additional store investment and sales without proportionate investments in overhead.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.7 million, or 31.1%, in the six months ended March 31, 2015 to $1.4 million compared to $2.1 million for the six months ended March 31, 2014, due to the impact of the timing, nature and location of the new store openings. We opened eight and nine new stores in the six months ended March 31, 2015 and 2014, respectively. Pre-opening and relocation expenses as a percentage of sales were 0.5% and 0.8% for the six months ended March 31, 2015 and 2014, respectively.

Interest expense

Interest expense, net of capitalized interest, increased less than $0.1 million, or 2.7%, in the six months ended March 31, 2015 compared to the six months ended March 31, 2014, primarily due to a $0.1 million increase in interest expense related to capital and financing lease obligations, partially offset by a $0.1 million increase in capitalized interest. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percentage of sales would have been approximately 45 and 55 basis points lower than as reported in the six months ended March 31, 2015 and 2014, respectively.

Income taxes

Our effective income tax rate for the six months ended March 31, 2015 and 2014 was 37.6% and 37.9%, respectively. The decrease in our effective income tax rate was primarily due to a reduction in the blended state tax rate, tax benefits resulting from the extension of the Federal Enhanced Food Deduction (IRC Section 170(e)(3)(C)), and prior fiscal year tax benefits relating to the retroactive extension of the Federal Work Opportunity Tax Credit and Bonus Depreciation.

During the three months ended December 31, 2014, the Company experienced benefits from the American Taxpayer Relief Act of 2012, which extended the 50% bonus depreciation on qualifying assets and the special 15 year life for qualified leasehold property and qualified retail improvement property for property acquired from January 1, 2014 through December 31, 2014.

The Company also benefited from the extension of the Work Opportunity Tax Credit during the three months ended December 31, 2014 and 2013 and the extension of the Enhanced Food Deduction during the three months ended December 31, 2014.  As these provisions were retroactively extended through December 31, 2014, the Company has recognized tax benefits during the six months ended March 31, 2015. In addition, the Company has recognized a tax benefit relating to Work Opportunity Tax Credit relating to fiscal year 2014.

Net income

Net income increased 29.6% to $9.0 million, or $0.40 diluted earnings per share, in the six months ended March 31, 2015 compared to $6.9 million, or $0.31 diluted earnings per share, in the six months ended March 31, 2014.

Non-GAAP financial measures

EBITDA

EBITDA increased 29.4% to $14.5 million in the three months ended March 31, 2015 compared to $11.2 million in the three months ended March 31, 2014. EBITDA increased 26.0% to $26.0 million in the six months ended March 31, 2015 compared to $20.6 million in the six months ended March 31, 2014. EBITDA as a percentage of sales was 9.2% and 8.6% for the three months ended March 31, 2015 and 2014, respectively. EBITDA as a percentage of sales was 8.5% and 8.2% for the six months ended March 31, 2015 and 2014, respectively. The stores with leases that are classified as capital and financing lease obligations, rather than being classified as operating leases, increased EBITDA as a percentage of sales by approximately 55 and 60 basis points for the three months ended March 31, 2015 and 2014, respectively, and by approximately 55 and 60 basis points for the six months ended March 31, 2015 and 2014, respectively, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income tax, depreciation and amortization. We believe EBITDA provides additional information about: (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a measure in our debt covenants under our Credit Facility. In addition, EBITDA performance is one of the factors upon which funding of our incentive compensation plans is based.

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

The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Net income	$5,403	3,999	8,967	6,921
Interest expense	714	704	1,449	1,411
Provision for income taxes	3,266	2,415	5,408	4,217
Depreciation and amortization	5,149	4,116	10,130	8,054
EBITDA	$14,532	11,234	25,954	20,603

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility.

Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening new stores and relocating and remodeling certain existing stores, debt service and corporate taxes. Additionally, in the six months ended March 31, 2015, our uses of cash include the purchase price for the Store Acquisition.

As of March 31, 2015, we had $7.2 million in cash and cash equivalents, letters of credit in the amount of $1.0 million which reduced the amount available for borrowing under the terms of our Credit Facility, on a dollar-for-dollar basis, and $14.0 million available under our Credit Facility.

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

We plan to continue to open new stores, which has previously required, and may continue to require, us to borrow additional amounts under our Credit Facility in the future. We plan to spend approximately $25 million to $27 million on capital expenditures during the remaining six months of fiscal year 2015 in association with the 10 planned new stores and one relocation and two remodels. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store consisting of capital expenditures of approximately $1.7 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Six months ended March 31,
	2015	2014
Net cash provided by operating activities	$24,329	15,648
Net cash used in investing activities	(21,554)	(16,308)
Net cash (used in) provided by financing activities	(652)	342
Net increase (decrease) in cash and cash equivalents	2,123	(318)
Cash and cash equivalents, beginning of period	5,113	8,132
Cash and cash equivalents, end of period	$7,236	7,814

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $8.7 million, or 55.5%, to $24.3 million in the six months ended March 31, 2015, compared to $15.6 million in the six months ended March 31, 2014. The increase in cash provided by operating activities was primarily due to an increase in net income, as adjusted for depreciation and amortization resulting from the addition of new stores, and changes in working capital driven by the timing of payment on inventory and other purchases. Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Investing Activities

Cash used in investing activities increased $5.2 million, or 32.2%, to $21.6 million in the six months ended March 31, 2015 compared to $16.3 million in the six months ended March 31, 2014 due to the Store Acquisition. We paid $5.6 million during the three months ended December 31, 2014 related to the Store Acquisition. Cash paid for capital expenditures decreased $1.9 million in the six months ended March 31, 2015 compared to March 31, 2014, and is driven by the number and the timing of new store openings. In the six months ended March 31, 2014, we had proceeds from maturity of available-for-sale securities of $1.0 million and a reduction in our restricted cash balance of $0.5 million.

Financing Activities

Cash (used in) provided by financing activities consists primarily of borrowings and repayments under our Credit Facility, excess tax benefits on vested share-based compensation and payments of capital and financing lease obligations. Cash used in financing activities was $0.7 million for the six months ended March 31, 2015, compared to cash provided by financing activities of $0.3 million for the six months ended March 31, 2014. The decrease in cash provided by financing activities for the six months ended March 31, 2015 was primarily due to the payment of $0.5 million of contingent consideration related to the Store Acquisition and a $0.5 million decrease in the excess tax benefit from share-based compensation.

Credit Facility

Credit Facility

Our $15.0 million Credit Facility may be increased by up to $10.0 million, as described above in “Liquidity and Capital Resources.” The Operating Company is the borrower under our Credit Facility, and its obligations under our Credit Facility are guaranteed by the Holding Company.

As of March 31, 2015, we had no amounts outstanding on our Credit Facility, letters of credit in the amount of $1.0 million reserved against the amount available for borrowing under our Credit Facility, and $14.0 million available for borrowing under our Credit Facility. For floating rate borrowings under our Credit Facility, interest is determined by the lender’s administrative agent and is stated at the prime rate less the lender spread, subject to the Company meeting certain financial measures. For fixed rate borrowings under our Credit Facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread, subject to us meeting certain financial measures.

Our Credit Facility is secured by a lien on substantially all of our assets and requires compliance with certain operational and financial covenants (including a leverage ratio and a fixed charge coverage ratio). Our Credit Facility also contains certain other limitations on our ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions as defined in the agreement. Additionally, our Credit Facility prohibits the payment of cash dividends to the Holding Company from the Operating Company, without the administrative agent’s consent except when no default or event of default exists. If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business. We do not expect such restrictions to impact our ability to meet our cash obligations. The terms and conditions of the agreement for our Credit Facility and associated documents are customary and include, among other things, guarantees, security interest grants, pledges and subordinations. As of March 31, 2015, we were in compliance with the debt covenants of our Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2015, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Interest payments (1)	$39	16	23	—	—
Operating leases (2)	318,091	23,435	49,926	47,974	196,756
Capital and financing lease obligations, including principal and interest payments (3)	54,572	3,621	7,636	7,720	35,595
Contractual obligations for construction related activities (4)	1,750	1,750	—	—	—
	$374,452	28,822	57,585	55,694	232,351

(1)	We assumed the interest payments to be paid during the remainder of our Credit Facility using an unused commitment fee of 0.15% for amounts not borrowed as of March 31, 2015.

(2)	Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(3)

Represents the payments due under our capital and financing lease obligations for 12 stores, one of which was not open as of March 31, 2015. We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(4)

Contractual obligations for construction related activities include future payments to general contractors that are legally binding as of March 31, 2015 and relate to new store construction, relocations and remodels.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2015, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. All of our stores, bulk food repackaging facility and distribution center and administrative facilities are leased, and as of March 31, 2015, 11 leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 7, 2015.

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited) and (iv) notes to Unaudited Interim Consolidated Financial Statements.

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