Form 10-Q
period 2015-06-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2015-07-30
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015;

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 27, 2015 was 22,491,158.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2015

Except where the context otherwise requires or where otherwise indicated, all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ and the ‘‘Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)

	June 30, 2015	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$3,234	5,113
Accounts receivable, net	2,671	2,146
Merchandise inventory	69,763	58,381
Prepaid expenses and other current assets	1,230	641
Deferred income tax assets	845	832
Total current assets	77,743	67,113
Property and equipment, net	139,067	120,224
Other assets:
Deposits and other assets	736	712
Goodwill and other intangible assets, net	5,632	900
Deferred financing costs, net	25	36
Total other assets	6,393	1,648
Total assets	$223,203	188,985

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,970	33,835
Accrued expenses	16,776	15,822
Capital and financing lease obligations, current portion	321	229
Total current liabilities	62,067	49,886
Long-term liabilities:
Capital and financing lease obligations, net of current portion	27,324	21,748
Deferred income tax liabilities	6,382	5,409
Deferred rent	6,502	5,842
Leasehold incentives	8,191	7,246
Other long-term liabilities	207	—
Total long-term liabilities	48,606	40,245
Total liabilities	110,673	90,131
Commitments (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 50,000,000 shares, 22,491,158 and 22,485,488 issued and outstanding, respectively	22	22
Additional paid in capital	54,916	54,552
Retained earnings	57,592	44,280
Total stockholders’ equity	112,530	98,854
Total liabilities and stockholders’ equity	$223,203	188,985

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Net sales	$158,650	134,036	462,281	384,959
Cost of goods sold and occupancy costs	112,508	95,424	326,975	272,213
Gross profit	46,142	38,612	135,306	112,746
Store expenses	33,508	28,213	97,018	80,263
Administrative expenses	4,322	3,585	12,705	11,022
Pre-opening and relocation expenses	1,078	729	2,525	2,829
Operating income	7,234	6,085	23,058	18,632
Other (expense) income:
Dividends and interest income	—	—	—	2
Interest expense	(768)	(706)	(2,217)	(2,117)
Total other expense, net	(768)	(706)	(2,217)	(2,115)
Income before income taxes	6,466	5,379	20,841	16,517
Provision for income taxes	(2,121)	(2,015)	(7,529)	(6,232)
Net income	$4,345	3,364	13,312	10,285

Net income per common share:
Basic	$0.19	0.15	0.59	0.46
Diluted	$0.19	0.15	0.59	0.46
Weighted average common shares outstanding:
Basic	22,491,158	22,476,986	22,488,975	22,461,289
Diluted	22,500,454	22,482,352	22,499,732	22,478,980

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended June 30,
	2015	2014
Operating activities:
Net income	$13,312	10,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,532	12,556
Loss on disposal of property and equipment	53	—
Share-based compensation	398	402
Excess tax benefit from share-based compensation	—	(472)
Deferred income tax expense (benefit)	958	(714)
Non-cash interest expense	12	15
Interest accrued on investments and amortization of premium	—	9
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(525)	695
Income tax receivable	—	612
Merchandise inventory	(10,656)	(10,545)
Prepaid expenses and other assets	(613)	(923)
Increase in:
Accounts payable	8,028	6,820
Accrued expenses	910	2,514
Deferred rent and leasehold incentives	1,605	2,221
Other long-term liabilities	207	—
Net cash provided by operating activities	29,221	23,475
Investing activities:
Acquisition of property and equipment	(24,806)	(26,920)
Proceeds from sale of property and equipment	12	—
Payment for acquisition	(5,601)	—
Proceeds from maturity of available-for-sale securities	—	1,140
Decrease in restricted cash	—	500
Net cash used in investing activities	(30,395)	(25,280)
Financing activities:
Borrowings under credit facility	115,423	12,892
Repayments under credit facility	(115,423)	(12,892)
Capital and financing lease obligations payments	(169)	(135)
Contingent consideration payments for acquisition	(514)	—
Excess tax benefit from share-based compensation	—	472
Payments of withholding tax for restricted stock unit vesting	(22)	—
Credit facility fees paid	—	(30)
Net cash (used in) provided by financing activities	(705)	307
Net decrease in cash and cash equivalents	(1,879)	(1,498)
Cash and cash equivalents, beginning of period	5,113	8,132
Cash and cash equivalents, end of period	$3,234	6,634
Supplemental disclosures of cash flow information:
Cash paid for interest	$35	4
Cash paid for interest on capital and financing lease obligations	2,316	2,090
Income taxes paid	6,254	3,750
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$6,367	3,525
Property acquired through capital and financing lease obligations	5,827	14

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2015 and 2014

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the Holding Company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company typically operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of June 30, 2015, the Company operated 99 stores in 17 states, including 34 stores in Colorado, 14 in Texas, eight each in Kansas and Oregon, six in Oklahoma, five in New Mexico, four each in Arizona and Montana, three each in Idaho and Nebraska, two each in Missouri, Utah and Wyoming and one each in Arkansas, Nevada, North Dakota and Washington. The Company also has a bulk food repackaging facility and distribution center in Colorado. The Company had 87 stores in 14 states as of September 30, 2014.

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

The Company has one reporting segment, natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following products, which are presented as a percentage of sales for the three and nine months ended June 30, 2015 and 2014 as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Grocery	66.9%	67.3	66.5	66.7
Dietary supplements	22.1	22.7	22.5	23.3
Other	11.0	10.0	11.0	10.0
	100.0%	100.0	100.0	100.0

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including the fair value of assets acquired and liabilities assumed in a business combination), the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to allowances for self-insurance reserves, valuation of inventories, useful lives of property and equipment for depreciation and amortization, deferred tax liabilities, valuation allowances for deferred tax assets and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers.” The ASU provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. The standard permits the use of either the retrospective or cumulative effect transition method.

In July 2015, the FASB approved the deferral of the ASU, by extending the new revenue recognition standard’s mandatory effective date by one year. The ASU permits public organizations to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The Company has not yet selected a transition method and is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements and related disclosures.

3. Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units (RSUs) were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below are basic and diluted EPS for the three and nine months ended June 30, 2015 and 2014, dollars in thousands, except per share data:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Net income	$4,345	3,364	13,312	10,285

Weighted average common shares outstanding	22,491,158	22,476,986	22,488,975	22,461,289
Effect of dilutive securities	9,296	5,366	10,757	17,691
Weighted average common shares outstanding including effect of dilutive securities	22,500,454	22,482,352	22,499,732	22,478,980

Basic earnings per share	$0.19	0.15	0.59	0.46
Diluted earnings per share	$0.19	0.15	0.59	0.46

There were zero and 26,796 non-vested RSUs for the three and nine months ended June 30, 2015, respectively, excluded from the calculation as they are antidilutive. There were 3,558 antidilutive non-vested RSUs excluded from the calculation for the three and nine months ended June 30, 2014.

The Company did not declare any dividends in the three or nine months ended June 30, 2015 or 2014.

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

The Company had no amounts outstanding on the Credit Facility as of June 30, 2015 and September 30, 2014. As of June 30, 2015 and September 30, 2014, the Company had undrawn, issued and outstanding letters of credit of approximately $1.0 million and $0.7 million, respectively, which reduced, on a dollar-for-dollar basis, the amount available for borrowing under the terms of the Credit Facility. There was approximately $14.0 million and $14.3 million as of June 30, 2015 and September 30, 2014, respectively, available for borrowing under the Credit Facility.

As of June 30, 2015 and September 30, 2014, the Company was in compliance with the debt covenants under the Credit Facility.

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

Interest

The Company incurred gross interest expense of approximately $0.8 million and approximately $0.7 million in the three months ended June 30, 2015 and 2014, respectively, and approximately $2.2 million and approximately $2.1 million in the nine months ended June 30, 2015 and 2014, respectively. Interest expense for the three and nine months ended June 30, 2015 and 2014 relates primarily to interest on capital and financing lease obligations. The Company capitalized $0.1 million and $0.2 million of interest for the three and nine months ended June 30, 2015, respectively, with no interest capitalized in the three and nine months ended June 30, 2014, and had insignificant amounts of amortization of deferred financing costs for the three and nine months ended June 30, 2015 and 2014.

5. Lease Commitments

Capital and financing lease obligations as of June 30, 2015 and September 30, 2014, are as follows, dollars in thousands:

	As of
	June 30, 2015	September 30, 2014
Capital lease finance obligations, due in monthly installments through fiscal year 2028	$22,106	14,989
Capital lease obligations, due in monthly installments through fiscal year 2028	4,572	4,672
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2024	—	2,316
Capital lease obligations for assets under construction, due in monthly installments through fiscal year 2040	967	—
Total capital and financing lease obligations	27,645	21,977
Less current portion	(321)	(229)
Total capital and financing lease obligations, net of current portion	$27,324	21,748

6. Property and Equipment

The Company had the following property and equipment balances as of June 30, 2015 and September 30, 2014, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2015	September 30, 2014
Construction in process		n/a		$9,507	6,867
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		24,774	17,107
Capitalized real estate leases		15		4,866	4,866
Land		n/a		192	192
Buildings		40		4,980	3,985
Land improvements	5	-	15	1,015	1,000
Leasehold and building improvements	1	-	25	85,980	74,691
Fixtures and equipment	5	-	7	79,190	69,894
Computer hardware and software	3	-	5	13,153	10,740
				223,657	189,342
Less accumulated depreciation and amortization				(84,590)	(69,118)
Property and equipment, net				$139,067	120,224

Capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings under capital lease finance obligations, and capitalized real estate leases includes assets for the Company’s buildings under capital lease obligations (see Note 5).

Construction in process as of June 30, 2015 includes approximately $1.0 million related to a building under capital lease obligation that is not yet in service. Construction in process as of September 30, 2014 includes approximately $2.3 million related to construction costs for leases in process for which the Company was deemed the owner during the construction period.

Depreciation and amortization expense for the three and nine months ended June 30, 2015 and 2014 is summarized as follows, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$200	195	597	572
Depreciation and amortization expense included in store expenses	4,968	4,143	14,316	11,585
Depreciation and amortization expense included in administrative expenses	234	164	619	399
Total depreciation and amortization expense	$5,402	4,502	15,532	12,556

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of June 30, 2015 and September 30, 2014, are summarized as follows, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2015	September 30, 2014
Amortizable intangible assets:
Covenants not to compete	2	-	5	$353	293
Favorable operating lease		5		339	339
Other intangibles	0.5	-	1	27	22
Amortizable intangible assets				719	654
Less accumulated amortization				(674)	(654)
Amortizable intangible assets, net				45	—
Trademark		Indefinite		389	389
Total other intangibles, net				434	389
Goodwill		Indefinite		5,198	511
Total goodwill and other intangibles, net				$5,632	900

Amortization expense was less than $0.1 million for each of the three and nine months ended June 30, 2015 and 2014. The increase in goodwill and intangible assets in the nine months ended June 30, 2015 was due to the acquisition which closed on December 7, 2014 (see Note 13).

8. Accrued Expenses

The composition of accrued expenses as of June 30, 2015 and September 30, 2014 is summarized as follows, dollars in thousands:

	As of
	June 30,	September 30,
	2015	2014
Payroll and employee-related expenses	$5,844	5,886
Accrued income taxes payable	5,217	4,868
Accrued property, sales and use tax payable	3,409	3,409
Accrued marketing expenses	862	421
Deferred revenue related to gift card sales	817	725
Other	627	513
Total accrued expenses	$16,776	15,822

9. Fair Value Measurements

The Company records its financial assets and liabilities in accordance with the framework for measuring fair value in authoritative guidance. The framework establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and market participant’s assumptions (unobservable inputs). Non-financial assets are tested for impairment on a non-recurring basis on the occurrence of a triggering event or, in the case of goodwill and trademarks, at least on an annual basis. If determined to be impaired, non-financial assets are accounted for at fair value.

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those instruments.

10. Share-based Compensation

The Company adopted the 2012 Omnibus Incentive Plan (the Plan) on July 17, 2012. RSUs granted pursuant to the Plan, if they vest, will be settled in shares of the Company’s common stock. Changes in the number of non-vested RSUs outstanding under the Plan during the nine months ended June 30, 2015 were as follows:

	RSUs	Weighted average grant date fair value
Non-vested as of September 30, 2014	37,194	$34.77
Granted	22,990	20.65
Forfeited	(15,283)	24.74
Vested	(6,923)	30.18
Non-vested as of June 30, 2015	37,978	31.09

As of June 30, 2015, all outstanding RSUs have been granted either to independent members of the Company’s Board of Directors or to certain employees of the Company who are not named executive officers.

The Company recorded total share-based compensation expense before income taxes of approximately $0.1 million and $0.4 million in the three and nine months ended June 30, 2015, respectively, and recorded $0.1 million and $0.4 million in the three and nine months ended June 30, 2014, respectively. The share-based compensation expense is included in cost of goods sold and occupancy expenses, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the independent board member or employee’s compensation expense is presented.

As of June 30, 2015, there was approximately $0.8 million in unrecognized share-based compensation expense related to non-vested RSUs net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately 2.0 years.

11. Related Party Transactions

The Company has ongoing relationships with the following related entities:

Chalet Properties, LLC: The Company has five operating leases and one capital lease with Chalet Properties, LLC (Chalet). Chalet is owned by four of the Company’s non-independent board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended June 30, 2015 and 2014. Rent paid to Chalet was approximately $1.0 million for each of the nine months ended June 30, 2015 and 2014. During the quarter ended December 31, 2014, the Company amended an existing lease with Chalet to obtain additional square footage at one Company store. Due to the Company’s involvement with construction for the additional space, the amended lease was deemed to be a capital financing lease in the quarter ended December 31, 2014.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (the Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended June 30, 2015 and 2014. Rent paid to the Land Trust was approximately $0.2 million for each of the nine months ended June 30, 2015 and 2014.

12. Income Taxes

The Company had an effective tax rate of 32.8% and 37.5% in the three months ended June 30, 2015 and 2014, respectively, and 36.1% and 37.7% in the nine months ended June 30, 2015 and 2014, respectively.  The change in the effective tax rate for the three and nine months ended June 30, 2015 compared to the three and nine months ended June 30, 2014 primarily relates to the favorable return to provision adjustments recognized in the three and nine months ended June 30, 2015.  These favorable return to provision adjustments were due to lower federal taxable income resulting from the extension of the American Taxpayer Relief Act of 2012, which extended the 50% bonus depreciation on qualifying assets and the special 15 year life for qualified leasehold property and qualified retail improvement property acquired from January 1, 2014 through December 31, 2014.  The lower taxable income reduced the Company's actual federal income tax rate for fiscal year 2014 to 34.4%, compared to 35.0% estimated in the Company's fiscal year 2014 tax provision.  In addition, the Company's return to provision adjustments were also favorably impacted by extension of the Work Opportunity Tax Credit (WOTC) through December 31, 2014 and other state tax credits.

13. Business Combination

On December 7, 2014, the Company purchased substantially all of the assets and assumed certain liabilities of natural foods retailer Nature’s Pantry, Inc. (the Store Acquisition), which operated one retail store in Independence, Missouri. Following the Store Acquisition, the store was rebranded as a Natural Grocers by Vitamin Cottage store. The transaction has been recorded in accordance with Accounting Standards Codification 805, “Business Combinations.” Assets acquired included, but were not limited to, inventory, property and equipment and certain intangible assets, including the Nature’s Pantry internet domain name and a covenant not to compete. The purchase price has been provisionally allocated to tangible and identifiable intangible assets totaling approximately $1.5 million based on their estimated fair values at the date of acquisition, summarized as follows, dollars in thousands:

Inventory and supplies	$726
Property and equipment	680
Other	65
Total provisionally allocated to tangible and identifiable intangible assets	$1,471

During the nine months ended June 30, 2015, the Company adjusted the provisional fair value measurement as of the date of acquisition for property and equipment, resulting in an increase of $0.1 million in the purchase price allocated to property and equipment and a decrease of $0.1 million in goodwill. Total costs in excess of tangible and identifiable intangible assets acquired of approximately $4.7 million have been recorded as goodwill and reflect the value the Company sees in a similar long-term commitment to nutrition education and natural and organic products. A significant portion of the goodwill recognized is expected to be deductible for income tax purposes. During the nine months ended June 30, 2015, the Company paid cash of $6.1 million related to the Store Acquisition, which includes the payment during the three months ended March 31, 2015 of $0.5 million of contingent consideration, which had been accrued in the three months ended December 31, 2014.

Results of these acquired operations are included in the Company’s unaudited Consolidated Statements of Income for the period beginning December 7, 2014 through June 30, 2015.

14. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report on Form 10-Q and with our Form 10-K. This MD&A contains forward-looking statements. Refer to “Forward-Looking Statements” at the beginning of this report on Form 10-Q for an explanation of these types of statements. All references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example “fiscal year 2015” refers to the fiscal year from October 1, 2014 to September 30, 2015). Summarized numbers included in this section, and corresponding percentage or basis point changes may not sum due to the effects of rounding.

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of June 30, 2015, we operated 99 stores in 17 states, including Colorado, Arizona, Arkansas, Idaho, Kansas, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We regularly review and update these standards.

The size of our stores varies from 5,000 to 16,000 selling square feet. During the twelve months ended June 30, 2015, our new stores averaged approximately 12,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2014, we increased our store count at a compound annual growth rate of 21.4%. In fiscal year 2014, we opened 15 new stores, and we currently plan to open 17 new stores in fiscal year 2015. We opened 12 new stores during the nine months ended June 30, 2015. As of the date of this report, we have a total of 15 signed leases for new stores, five of which we plan to open in fiscal year 2015 in Arizona, Colorado, Minnesota, and Oklahoma. Additionally, we have remodeled one store and relocated one store subsequent to June 30, 2015.

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

●

Net sales. Net sales were $158.7 million for the three months ended June 30, 2015, which is an increase of $24.6 million, or 18.4%, compared to net sales of $134.0 million for the three months ended June 30, 2014. Net sales were $462.3 million for the nine months ended June 30, 2015, which is an increase of $77.3 million, or 20.1%, compared to net sales of $385.0 million for the nine months ended June 30, 2014.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the three months ended June 30, 2015 each increased 5.8% over the three months ended June 30, 2014. Comparable store sales and daily average comparable store sales for the nine months ended June 30, 2015 each increased 5.8% over the nine months ended June 30, 2014.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended June 30, 2015 each increased 2.3% over the three months ended June 30, 2014. Mature store sales and daily average mature store sales for the nine months ended June 30, 2015 each increased 2.6% over the nine months ended June 30, 2014.

●

Net income. Net income was $4.3 million for the three months ended June 30, 2015, which increased $1.0 million, or 29.2%, when compared to net income of $3.4 million for the three months ended June 30, 2014. Net income was $13.3 million for the nine months ended June 30, 2015, which increased $3.0 million, or 29.4%, when compared to net income of $10.3 million for the nine months ended June 30, 2014.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $12.6 million in the three months ended June 30, 2015, an increase of $2.0 million, or 19.4%, from $10.6 million in the three months ended June 30, 2014. We generated EBITDA of $38.6 million in the nine months ended June 30, 2015, an increase of $7.4 million, or 23.7%, from $31.2 million in the nine months ended June 30, 2014. EBITDA is not a measure of financial performance under GAAP. Refer to the end of this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of June 30, 2015, cash and cash equivalents was $3.2 million, and there was $14.0 million available under our $15.0 million Credit Facility. As of June 30, 2015, we had $1.0 million outstanding in letters of credit, which were reserved against the amount available for borrowing under the terms of our Credit Facility.

●

New store growth. We opened four and three new stores during the three months ended June 30, 2015 and 2014, respectively, and opened 12 new stores during each of the nine months ended June 30, 2015 and 2014. We operated a total of 99 stores as of June 30, 2015, compared to 84 stores as of June 30, 2014 and 68 stores as of June 30, 2013, resulting in growth rates of 17.9% and 23.5% for the twelve month periods ended June 30, 2015 and 2014, respectively. We plan to open a total of 17 new stores in fiscal year 2015, which would result in an annual new store growth rate of 19.5% for fiscal year 2015 compared to an annual new store growth rate of 20.8% for fiscal year 2014.

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

As we continue to expand our geographic footprint, we seek to secure additional prime real estate locations for our stores. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue for the foreseeable future. Our financial results for the three and nine months ended June 30, 2015 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

Our performance is also impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, reduced or changed consumer choices and the cost of these products. Our store offerings consist of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings, including those resulting from reductions or changes in our offerings, could have a material adverse effect on our business. Additionally, negative publicity regarding natural and organic products or dietary supplements or changes in regulatory standards may adversely affect demand for our products and could result in lower consumer traffic, sales and results of operations.

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

Outlook

We believe there are several key factors that have contributed to our success and will enable us to continue to expand profitably and increase our comparable store sales, including a loyal customer base, increasing basket size, growing consumer interest in nutrition and wellness, a differentiated shopping experience that focuses on customer service, nutrition education and a shopper- friendly retail environment, and our focus on high quality, affordable natural and organic groceries and dietary supplements.

We plan for the foreseeable future to continue opening new stores and entering new markets at or above recent levels of growth. During the past few years, we have successfully expanded our infrastructure to enable us to support our continued growth. This has included successfully implementing our ERP system, hiring key personnel and developing efficient new store opening processes and relocating and expanding our bulk food repackaging facility and distribution center. In fiscal year 2014, we substantially completed the implementation of a human resources information and learning management system, which we believe will allow us to more efficiently and effectively onboard and train our employees at all locations. In fiscal year 2015, we redesigned our website to enhance functionality and create a more engaging user experience and began home delivery services in select markets. In addition, we are exploring options to include additional services through other digital platforms, such as digital coupons. In this regard, during the fourth quarter of fiscal year 2015, we expect to complete the introduction of the {N}power™ customer appreciation program at all our stores.

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

Key Financial Metrics in Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key measures are as follows:

Net sales

Our net sales consist of gross sales net of discounts, in-house coupons and returns. In comparing net sales between periods we monitor the following:

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink and store occupancy costs. Store occupancy costs include rent, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility. The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors, and as a result, our cost of goods sold and occupancy costs data may not be identical to those of our competitors, and may not be comparable to similar data made available by our competitors. Occupancy costs as a percentage of sales typically decrease as new stores mature and increase sales. We do not record straight-line rent expense in cost of goods sold and occupancy costs for the leases classified as capital and financing lease obligations, but rather rent payments are recognized as a reduction of the related obligations and as interest expense. Additionally, depreciation expense related to the capitalized asset is recorded in store expenses.

Gross profit and gross margin

Gross profit is equal to our net sales less our cost of goods sold and occupancy costs. Gross margin is gross profit as a percentage of sales. Gross margin is impacted by changes in retail prices, product costs, occupancy costs, and the mix of products sold, as well as the rate at which we open new stores.

Store expenses

Store expenses consist of store level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores including depreciation on capitalized real estate leases, land improvements, leasehold improvements, fixtures and equipment and computer hardware and software. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations. The majority of store expenses consist of salary related expenses, which we closely manage and which trend closely with sales. Labor related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores require a certain level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor related expenses as a percentage of sales typically decrease.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Statements of Income Data:*
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	70.9	71.2	70.7	70.7
Gross profit	29.1	28.8	29.3	29.3
Store expenses	21.1	21.0	21.0	20.8
Administrative expenses	2.7	2.7	2.7	2.9
Pre-opening and relocation expenses	0.7	0.5	0.5	0.7
Operating income	4.6	4.5	5.0	4.8
Interest expense	(0.5)	(0.5)	(0.5)	(0.5)
Income before income taxes	4.1	4.0	4.5	4.3
Provision for income taxes	(1.3)	(1.5)	(1.6)	(1.6)
Net income	2.7%	2.5	2.9	2.7
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	99	84	99	84
Number of stores opened during the period	4	3	12	12
Total store unit count increase period over period	17.9%	23.5	17.9	23.5
Change in comparable store sales	5.8	2.0	5.8	6.3
Change in daily average comparable store sales	5.8	3.1	5.8	6.3
Change in mature store sales	2.3	0.4	2.6	4.0
Change in daily average mature store sales	2.3	1.6	2.6	4.0

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended June 30,		Increase (Decrease)
	2015	2014	Dollars	Percent
Statements of Income Data:
Net sales	$158,650	134,036	24,614	18.4%
Cost of goods sold and occupancy costs	112,508	95,424	17,084	17.9
Gross profit	46,142	38,612	7,530	19.5
Store expenses	33,508	28,213	5,295	18.8
Administrative expenses	4,322	3,585	737	20.6
Pre-opening and relocation expenses	1,078	729	349	47.9
Operating income	7,234	6,085	1,149	18.9
Interest expense	(768)	(706)	(62)	8.8
Income before income taxes	6,466	5,379	1,087	20.2
Provision for income taxes	(2,121)	(2,015)	(106)	5.3
Net income	$4,345	3,364	981	29.2

Net sales

Net sales increased $24.6 million, or 18.4%, to $158.7 million for the three months ended June 30, 2015 compared to $134.0 million for the three months ended June 30, 2014, primarily due to a $16.9 million increase in sales from new stores and a $7.7 million, or 5.8%, increase in comparable store sales. The comparable store sales increase was primarily driven by a 3.3% increase in daily average transaction count and a 2.4% increase in average transaction size. Comparable store average transaction size was $35.56 in the three months ended June 30, 2015. Mature store sales increased 2.3% in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Gross profit

Gross profit increased $7.5 million, or 19.5%, to $46.1 million for the three months ended June 30, 2015 compared to $38.6 million for the three months ended June 30, 2014, primarily driven by positive comparable store sales and an increase in the comparable store base. Gross margin was 29.1% and 28.8% for the three months ended June 30, 2015 and 2014, respectively. Gross margin in the three months ended June 30, 2015 was positively impacted by an increase in product gross margin, offset by an increase in occupancy costs as a percentage of sales for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The positive impact in product margin is due to increases in product margin across most departments, in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Occupancy costs as a percentage of sales increased in the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014, primarily due to increased average lease expenses at our non-mature stores.

The Company had 13 and nine leases for stores which were classified as capital and financing lease obligations for the three months ended June 30, 2015 and 2014, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during each of the three months ended June 30, 2015 and 2014 would have been approximately 55 basis points higher than as reported, all as a percentage of sales.

Store expenses

Store expenses increased $5.3 million, or 18.8%, to $33.5 million in the three months ended June 30, 2015 from $28.2 million in the three months ended June 30, 2014, primarily due to increases in salary related expenses, depreciation and other store expenses. Store expenses as a percentage of sales were 21.1% and 21.0% for the three months ended June 30, 2015 and 2014, respectively. The increase in store expenses as a percentage of sales was primarily due to increases in other store expenses and discretionary benefits expenses, partially offset by decreases in salary related expenses.

Administrative expenses

Administrative expenses increased $0.7 million, or 20.6%, to $4.3 million for the three months ended June 30, 2015 compared to $3.6 million for the three months ended June 30, 2014, primarily due to increases in salary related expenses, various professional fees and other administrative expenses. Administrative expenses as a percentage of sales were 2.7% for each of the three months ended June 30, 2015 and 2014.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.3 million, or 47.9%, in the three months ended June 30, 2015 to $1.1 million compared to $0.7 million for the three months ended June 30, 2014, due to the impact of the number and the timing of the new store openings and relocations. We opened four and three new stores in the three months ended June 30, 2015 and 2014, respectively. Pre-opening and relocation expenses as a percentage of sales were 0.7% and 0.5% for the three months ended June 30, 2015 and 2014, respectively.

Interest expense

Interest expense, net of capitalized interest, increased less than $0.1 million, or 8.8%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to a $0.1 million increase in interest expense related to capital and financing lease obligations, partially offset by a less than $0.1 million increase in capitalized interest. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percentage of sales would have been approximately 50 basis points lower than as reported in each of the three months ended June 30, 2015 and 2014.

Income taxes

Provision for income taxes increased $0.1 million, or 5.3% in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to a $1.1 million increase in income before income taxes, offset by favorable return to provision adjustments recognized in the three months ended June 30, 2015. The effective tax rate decreased from 37.5% in the three months ended June 30, 2014 to 32.8% in the three months ended June 30, 2015 primarily due to the favorable return to provision adjustments recognized in the three months ended June 30, 2015 resulting from lower federal taxable income due to the extension of the American Taxpayer Relief Act of 2012, which extended the 50% bonus depreciation on qualifying assets and the special 15 year life for qualified leasehold property and qualified retail improvement property acquired from January 1, 2014 through December 31, 2014.  The lower taxable income reduced our actual federal income tax rate for fiscal year 2014 to 34.4%, compared to 35.0% estimated in our fiscal year 2014 tax provision.  In addition, our return to provision adjustments were also favorably impacted by extension of the Work Opportunity Tax Credit (WOTC) through December 31, 2014 and other state tax credits.

Net income

Net income increased 29.2% to $4.3 million, or $0.19 diluted earnings per share, in the three months ended June 30, 2015 compared to $3.4 million, or $0.15 diluted earnings per share, in the three months ended June 30, 2014.

Nine months ended June 30, 2015 compared to the nine months ended June 30, 2014

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Nine months ended June 30,		Increase (Decrease)
	2015	2014	Dollars	Percent
Statements of Income Data:
Net sales	$462,281	384,959	77,322	20.1%
Cost of goods sold and occupancy costs	326,975	272,213	54,762	20.1
Gross profit	135,306	112,746	22,560	20.0
Store expenses	97,018	80,263	16,755	20.9
Administrative expenses	12,705	11,022	1,683	15.3
Pre-opening and relocation expenses	2,525	2,829	(304)	(10.7)
Operating income	23,058	18,632	4,426	23.8
Other (expense) income:
Interest expense	(2,217)	(2,117)	(100)	4.7
Other income, net	—	2	(2)	(100.0)
Income before income taxes	20,841	16,517	4,324	26.2
Provision for income taxes	(7,529)	(6,232)	(1,297)	20.8
Net income	$13,312	10,285	3,027	29.4

Net sales

Net sales increased $77.3 million, or 20.1%, to $462.3 million for the nine months ended June 30, 2015 compared to $385.0 million for the nine months ended June 30, 2014, primarily due to a $55.0 million increase in sales from new stores and a $22.3 million, or 5.8%, increase in comparable store sales. The comparable store sales increase was primarily driven by a 3.3% increase in daily average transaction count and a 2.5% increase in average transaction size. Comparable store average transaction size was $36.31 in the nine months ended June 30, 2015. Mature store sales increased 2.6% in the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014.

Gross profit

Gross profit increased $22.6 million, or 20.0%, to $135.3 million for the nine months ended June 30, 2015 compared to $112.7 million for the nine months ended June 30, 2014, primarily driven by positive comparable store sales and an increase in the number of stores. Gross margin was 29.3% for each of the nine months ended June 30, 2015 and June 30, 2014. Gross margin in the nine months ended June 30, 2015 was impacted by an increase in product gross margin, offset by an increase in occupancy costs as a percentage of sales for the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014. The impact in product margin is due to increases in product margin across most departments, in the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014. Occupancy costs as a percentage of sales increased in the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014 primarily due to increased average lease expenses at our non-mature stores.

The Company had 13 and nine leases for stores which were classified as capital and financing lease obligations for the nine months ended June 30, 2015 and 2014, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the nine months ended June 30, 2015 and 2014 would have been approximately 55 and 60 basis points higher, respectively, than as reported, all as a percentage of sales.

Store expenses

Store expenses increased $16.8 million, or 20.9%, to $97.0 million in the nine months ended June 30, 2015 from $80.3 million in the nine months ended June 30, 2014. Store expenses as a percentage of sales were 21.0% and 20.8% for the nine months ended June 30, 2015 and 2014, respectively. The increase in store expenses as a percentage of sales was primarily due to other store expenses and depreciation, partially offset by decreases in salary related expenses.

Administrative expenses

Administrative expenses increased $1.7 million, or 15.3%, to $12.7 million for the nine months ended June 30, 2015 compared to $11.0 million for the nine months ended June 30, 2014, primarily due to the addition of general and administrative positions to support our store growth, in addition to increases in depreciation, various professional fees and other administrative expenses. Administrative expenses as a percentage of sales were 2.7% and 2.9% for the nine months ended June 30, 2015 and 2014, respectively. The decrease in administrative expenses as a percentage of sales was a result of our ability to support additional store investment and sales without proportionate investments in overhead.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.3 million, or 10.7%, in the nine months ended June 30, 2015 to $2.5 million compared to $2.8 million for the nine months ended June 30, 2014, due to the impact of the timing, nature and location of the new store openings. We opened 12 new stores in each of the nine months ended June 30, 2015 and 2014. Pre-opening and relocation expenses as a percentage of sales were 0.5% and 0.7% for the nine months ended June 30, 2015 and 2014, respectively.

Interest expense

Interest expense, net of capitalized interest, increased $0.1 million, or 4.7%, in the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014, primarily due to a $0.3 million increase in interest expense related to capital and financing lease obligations, partially offset by a $0.2 million increase in capitalized interest. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percentage of sales would have been approximately 50 and 55 basis points lower than as reported in the nine months ended June 30, 2015 and 2014, respectively.

Income taxes

Provision for income taxes increased $1.3 million or 20.8%, in the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014, primarily due to a $4.3 million increase in income before income taxes, partially offset by favorable return to provision adjustments recognized in the nine months ended June 30, 2015. The effective tax rate decreased from 37.7% in the nine months ended June 30, 2014 to 36.1% in the nine months ended June 30, 2015 primarily due to the favorable return to provision adjustments resulting from lower federal taxable income due to the extension of the American Taxpayer Relief Act of 2012, which extended the 50% bonus depreciation on qualifying assets and the special 15 year life for qualified leasehold property and qualified retail improvement property acquired from January 1, 2014 through December 31, 2014.  The lower taxable income reduced our actual federal income tax rate for fiscal year 2014 to 34.4%, compared to 35.0% estimated in our fiscal year 2014 tax provision.  In addition, our return to provision adjustments were also favorably impacted by extension of the Work Opportunity Tax Credit (WOTC) through December 31, 2014 and other state tax credits.

Net income

Net income increased 29.4% to $13.3 million, or $0.59 diluted earnings per share, in the nine months ended June 30, 2015 compared to $10.3 million, or $0.46 diluted earnings per share, in the nine months ended June 30, 2014.

Non-GAAP financial measures

EBITDA

EBITDA increased 19.4% to $12.6 million in the three months ended June 30, 2015 compared to $10.6 million in the three months ended June 30, 2014. EBITDA increased 23.7% to $38.6 million in the nine months ended June 30, 2015 compared to $31.2 million in the nine months ended June 30, 2014. EBITDA as a percentage of sales was 8.0% and 7.9% for the three months ended June 30, 2015 and 2014, respectively. EBITDA as a percentage of sales was 8.3% and 8.1% for the nine months ended June 30, 2015 and 2014, respectively. The stores with leases that are classified as capital and financing lease obligations, rather than being classified as operating leases, increased EBITDA as a percentage of sales by approximately 55 basis points for each of the three months ended June 30, 2015 and 2014, and by approximately 55 and 60 basis points for the nine months ended June 30, 2015 and 2014, respectively, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

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

Furthermore, management believes some investors use EBITDA as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. By providing this non-GAAP financial measure, together with a reconciliation from net income, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Our competitors may define EBITDA differently; as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. EBITDA has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

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

The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Net income	$4,345	3,364	13,312	10,285
Interest expense	768	706	2,217	2,117
Provision for income taxes	2,121	2,015	7,529	6,232
Depreciation and amortization	5,402	4,502	15,532	12,556
EBITDA	$12,636	10,587	38,590	31,190

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility.

Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening new stores and relocating and remodeling certain existing stores, debt service and corporate taxes. Additionally, in the nine months ended June 30, 2015, our uses of cash include the purchase price for the Store Acquisition.

As of June 30, 2015, we had $3.2 million in cash and cash equivalents, letters of credit in the amount of $1.0 million which reduced the amount available for borrowing under the terms of our Credit Facility, on a dollar-for-dollar basis, and $14.0 million available under our Credit Facility.

Our $15.0 million Credit Facility has a maturity date of January 31, 2017. We have the right to request the issuance of letters of credit under our Credit Facility up to $3.0 million. We can increase the amount available under our Credit Facility up to an additional amount that may not exceed $10.0 million by obtaining an additional commitment or commitments. The unused commitment fee ranges from 0.15% to 0.35% based on certain conditions.

We plan to continue to open new stores, which has previously required, and may continue to require, us to borrow additional amounts under our Credit Facility in the future. We plan to spend approximately $16 million to $17 million on capital expenditures during the remaining three months of fiscal year 2015 in association with the five planned new stores and one relocation and one remodel. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store consisting of capital expenditures of approximately $1.7 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Nine months ended June 30,
	2015	2014
Net cash provided by operating activities	$29,221	23,475
Net cash used in investing activities	(30,395)	(25,280)
Net cash (used in) provided by financing activities	(705)	307
Net decrease in cash and cash equivalents	(1,879)	(1,498)
Cash and cash equivalents, beginning of period	5,113	8,132
Cash and cash equivalents, end of period	$3,234	6,634

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $5.7 million, or 24.5%, to $29.2 million in the nine months ended June 30, 2015, compared to $23.5 million in the nine months ended June 30, 2014. The increase in cash provided by operating activities was primarily due to an increase in net income, as adjusted for depreciation and amortization resulting from the addition of new stores, and changes in working capital driven by the timing of payment on inventory and other purchases. Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Investing Activities

Cash used in investing activities increased $5.1 million, or 20.2%, to $30.4 million in the nine months ended June 30, 2015 compared to $25.3 million in the nine months ended June 30, 2014 due to the Store Acquisition. We paid $5.6 million during the nine months ended June 30, 2015 related to the Store Acquisition. Cash paid for capital expenditures decreased $2.1 million in the nine months ended June 30, 2015 compared to June 30, 2014, and is driven by the number and the timing of new store openings. In the nine months ended June 30, 2014, we had proceeds from the maturity of available-for-sale securities of $1.1 million and a reduction in our restricted cash balance of $0.5 million.

Financing Activities

Cash (used in) provided by financing activities consists primarily of borrowings and repayments under our Credit Facility, excess tax benefits on vested share-based compensation and payments of capital and financing lease obligations. Cash used in financing activities was $0.7 million for the nine months ended June 30, 2015, compared to cash provided by financing activities of $0.3 million for the nine months ended June 30, 2014. The decrease in cash provided by financing activities for the nine months ended June 30, 2015 was primarily due to the payment of $0.5 million of contingent consideration related to the Store Acquisition and a $0.5 million decrease in the excess tax benefit from share-based compensation.

Credit Facility

Credit Facility

Our $15.0 million Credit Facility may be increased by up to $10.0 million, as described above in “Liquidity and Capital Resources.” The Operating Company is the borrower under our Credit Facility, and its obligations under our Credit Facility are guaranteed by the Holding Company.

As of June 30, 2015, we had no amounts outstanding on our Credit Facility, letters of credit in the amount of $1.0 million reserved against the amount available for borrowing under our Credit Facility, and $14.0 million available for borrowing under our Credit Facility. For floating rate borrowings under our Credit Facility, interest is determined by the lender’s administrative agent and is stated at the prime rate less the lender spread, subject to the Company meeting certain financial measures. For fixed rate borrowings under our Credit Facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread, subject to us meeting certain financial measures.

Our Credit Facility is secured by a lien on substantially all of our assets and requires compliance with certain operational and financial covenants (including a leverage ratio and a fixed charge coverage ratio). Our Credit Facility also contains certain other limitations on our ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions as defined in the agreement. So long as no default or event of default exists under the Credit Facility, the Operating Company may pay cash dividends to the Holding Company in an amount sufficient to allow the Holding Company to pay various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred by the Holding Company in the ordinary course of business.

We do not expect such restrictions to impact our ability to meet our cash obligations. The terms and conditions of the agreement for our Credit Facility and associated documents are customary and include, among other things, guarantees, security interest grants, pledges and subordinations. As of June 30, 2015, we were in compliance with the debt covenants of our Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2015, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Interest payments (1)	$34	21	13	—	—
Operating leases (2)	363,680	25,738	55,754	53,334	228,854
Capital and financing lease obligations, including principal and interest payments (3)	48,078	3,659	7,430	7,520	29,469
Contractual obligations for construction related activities (4)	5,156	5,156	—	—	—
	$416,948	34,574	63,197	60,854	258,323

(1)	We assumed the interest payments to be paid during the remainder of our Credit Facility using an unused commitment fee of 0.15% for amounts not borrowed as of June 30, 2015.

(2)	Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(3)

Represents the payments due under our capital and financing lease obligations for 13 stores, 12 of which were open as of June 30, 2015. We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(4)

Contractual obligations for construction related activities include future payments to general contractors that are legally binding as of June 30, 2015 and relate to new store construction, relocations and remodels.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2015, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. All of our stores, bulk food repackaging facility and distribution center and administrative facilities are leased. As of June 30, 2015, 13 leases were classified as capital and financing lease obligations and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on July 30, 2015.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ SANDRA BUFFA
Sandra Buffa, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3(i)

Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed on July 5, 2012 (Registration No. 333-182186) and incorporated herein by reference)

3(ii)	Amended and Restated Bylaws (filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed on July 5, 2012 (Registration No. 333-182186) and incorporated herein by reference)
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.3	Certification of Sandra Buffa, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited) and (iv) notes to Unaudited Interim Consolidated Financial Statements.

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