Form 10-K
period 2015-09-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2015-12-10
CIK 1547459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

COMMISSION FILE NUMBER: 001-35608

Natural Grocers by Vitamin Cottage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-5034161
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

12612 West Alameda Parkway

Lakewood, Colorado 80228

(Address of principal executive offices)

(303) 986-4600

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of the registrant’s common stock on March 31, 2015, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $265,209,539.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 8, 2015 was 22,498,336.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A for the 2016 Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2015.

Natural Grocers by Vitamin Cottage, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2015

i

Except where the context otherwise requires or where otherwise indicated, all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers,’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the Form 10-K) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 in addition to historical information. These forward-looking statements are included throughout this Form 10-K, including in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements that are not statements of historical fact, including those that relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information, are forward looking statements. We may use the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “target” and similar terms and phrases to identify forward-looking statements in this Form 10-K.

The forward-looking statements contained in this Form 10-K are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those described in “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

Any forward-looking statement made by us in this Form 10-K speaks only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws. You are advised, however, to consult any disclosures we may make in our future reports filed with the Securities and Exchange Commission (the SEC). Such reports may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and may also be accessed on the SEC’s website at www.sec.gov. Our filings with the SEC are also available, free of charge, through our website at www.naturalgrocers.com.

PART I

Item 1. Business.

General

Natural Grocers is an expanding specialty retailer of natural and organic groceries and dietary supplements. We focus on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We strive to generate long-term relationships with our customers based on transparency and trust by:

●

selling only natural and organic groceries and dietary supplements that meet our strict quality guidelines - we do not approve for sale grocery products that are known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils;

●	utilizing an efficient and flexible smaller-store format to offer affordable prices and a shopper-friendly retail environment; and

●	enhancing our customers’ shopping experience by providing free science-based nutrition education to help our customers make well-informed health and nutrition choices.

Our History and Founding Principles

Our founders, Margaret and Philip Isely, were early proponents of the connection between health and the use of natural and organic products and dietary supplements. In the mid-1950’s, Margaret transformed her health and the health of her family by applying concepts and principles she learned from books on nutrition. This inspired the Iselys to provide the same type of nutrition education to their community. The Iselys started by lending books on nutrition and providing samples of whole grain bread door-to-door in Golden, Colorado and subsequently concluded they could develop a viable business that would also improve their customers’ well-being. Over time, they fostered relationships through nutrition education and began taking orders for dietary supplements, whole grain bread and unprocessed foods. As their customers gained more knowledge about nutrition, they were empowered to make changes to their diets with the objective of supporting their health. Using this model as the foundation for their business, the Iselys opened their first store in 1958, which they later moved to a modest cottage.

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

●

EDAP - Every Day Affordable Price®. We work hard to secure the best possible prices on all of our customers’ favorite natural and organic foods and supplements. We believe everyone should be able to afford to help take care of their health by buying high quality competitively priced natural and organic products.

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

In 1998, the second generation of the family, including Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, purchased our predecessor and the Vitamin Cottage® trademark and assumed control of the business. Since then, we have grown our store count from 11 stores in Colorado to 103 stores in 18 states as of September 30, 2015. We have also implemented numerous organizational and operational improvements that have enhanced our ability to scale our operations. We believe that by staying true to our founding principles, we have been able to continue to attract new customers, extend our geographic reach and further solidify our competitive position.

Our Markets

We operate within the natural products retail industry, which is a subset of the United States grocery industry and the dietary supplement business. This industry includes conventional supermarkets, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, mail order and online retailers and multi-level marketers. Industry-wide sales of natural and organic foods and dietary supplements have experienced meaningful growth over the past several years, and we believe that growth will continue for the foreseeable future.

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

Our Competitive Strengths

We believe we are well-positioned to capitalize on favorable natural and organic grocery and dietary supplement industry dynamics as a result of the following competitive strengths:

Strict focus on high-quality natural and organic grocery products and dietary supplements. We offer high-quality products and brands, including an extensive selection of widely-recognized natural and organic food, dietary supplements, body care products, pet care products and books. We offer our customers an average of approximately 20,700 Stock Keeping Units (SKUs) of natural and organic products per comparable store (stores open for 13 months or longer), including an average of approximately 6,500 SKUs of dietary supplements. We believe our broad product offering enables our customers to shop our stores for substantially all of their grocery and dietary supplement purchases. In our grocery departments, we only sell USDA certified organic produce and do not approve for sale grocery products that are known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils. In addition, we only sell pasture-raised, non-confinement dairy products. Consistent with this strategy, our product selection does not include items that do not meet our strict quality guidelines. Our store managers enhance our robust product offering by customizing their stores’ selections to address the preferences of local customers. All products undergo a stringent review process to ensure the products we sell meet our strict quality guidelines, which we believe helps us generate long-term relationships with our customers based on transparency and trust.

Engaging customer service experience based on education and empowerment. We strive to offer consistently exceptional customer service in a shopper-friendly environment, which we believe creates a differentiated shopping experience, enhances customer loyalty and generates repeat visits from our clientele. A key aspect of our customer service model is to provide free nutrition education to our customers. We believe this focus provides an engaging retail experience while also empowering our customers to make informed decisions about their health. We offer our science-based nutrition education through our trained employees, our Health Hotline® newsletter and sales flyer, community out-reach programs, one-on-one nutrition health coaching, nutrition classes and cooking demonstrations. Our commitment to nutrition education and customer empowerment is emphasized throughout our entire organization, from executive management to store employees. Every store also maintains a Nutritional Health Coach, or NHC, position. The NHC is responsible for training our store employees and educating our customers about nutrition in accordance with applicable local, state and federal regulations. Each NHC must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. Substantially all of our NHCs are full-time employees. We believe our NHC position represents a key element of our customer service model.

Scalable operations and replicable, cost-effective store model. We believe our scalable operating structure, attractive new store model, flexible real estate strategy and disciplined approach to new store development allow us to maximize store performance and continue to grow our store base. Our store model has been successful in highly competitive markets and has supported significant growth outside of our original Colorado geography. We believe our supply chain and infrastructure are scalable and will accommodate significant growth based on the ability of our primary distribution relationships to effectively service our planned store locations. Our investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems support this growth. We have also implemented a human resources information and learning management system (HRIS) to further support the scalability of our operations. In addition, we have established effective site selection guidelines, as well as scalable procedures, to enable us to open a new store within approximately nine months from the time of lease execution. The smaller-store footprint made possible by our limited offering of prepared foods reduces real estate costs, labor costs and perishable inventory shrink and allows us to leverage our new store opening costs.

Experienced and committed management team with proven track record. Our executive management team has an average of 37 years of experience in the natural grocery industry, while our entire management team has an average of over 29 years of relevant experience. Since the second generation of the Isely family assumed control of the business in 1998, we have grown our store count from 11 stores to 103 stores as of September 30, 2015 by remaining dedicated to our founding principles. Over their tenure, members of our executive management team have been instrumental in establishing a successful, scalable operating model, generating consistently strong financial results and developing an effective site selection and store opening process. The depth of our management experience extends beyond our home office. As of September 30, 2015, approximately 45% of our store managers at comparable stores had tenures of over four years with us, and our store and department managers at these stores had average tenures of over three years with us. In addition, we have a track record of promoting store management personnel from within. We believe our management’s experience at all levels will allow us to continue to grow our store base while maintaining operational excellence by driving efficiencies in store and back room operations, managing inventory levels and focusing on exceptional customer service.

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Expand our store base. We intend to continue expanding our store base through new store openings in existing markets, as well as penetrating new markets, by leveraging our core competencies of site selection and efficient store openings. Based upon our operating experience and research conducted for us by The Buxton Company, a customer analytics firm, we believe the entire United States market can support over 1,100 Natural Grocers stores, including approximately 230 additional Natural Grocers stores in the 19 states in which we currently operate or have signed leases. In fiscal years 2015 and 2014, we opened 16 and 15 new stores, respectively, and we plan to open 23 new stores in fiscal year 2016, of which three have opened during the first quarter of fiscal year 2016 prior to the filing of this Form 10-K. We intend to target new store openings at or above our current levels over the near term.

Current store locations, signed leases and new store locations.

 *Includes signed leases for stores to be opened subsequent to fiscal year 2015. We have 18 signed leases for stores planned to open in fiscal 2016 and 2017.

Increase sales from existing customers. We have achieved positive comparable store sales growth for over 53 consecutive quarters. In order to increase our average ticket and the number of customer transactions, we plan to continue offering an engaging customer experience by providing science-based nutrition education and a differentiated merchandising strategy that delivers affordable, high-quality natural and organic grocery products and dietary supplements. We also plan to continue to utilize targeted marketing efforts to reach our existing customers, which we anticipate will drive customer transactions and convert occasional, single-category customers into core, multi-category customers.

Grow our customer base. During fiscal year 2015, we implemented several measures aimed at building our brand awareness and growing our customer base, including: (i) redesigning our website (www.naturalgrocers.com) to enhance functionality, create a more engaging user experience and increase its reach and effectiveness; (ii) introducing the{N}powerSM customer appreciation program at all our stores; (iii) offering home delivery services in select markets; and (iv) developing new collateral marketing materials. We believe offering nutrition education has historically been one of our most effective marketing strategies for reaching new customers and increasing the demand for natural and organic groceries and dietary supplements in our markets. To maximize the impact of our Nutritional Health Coaches, we have increased their focus on relationship-building opportunities in our communities and with our customers, including hosting additional educational cooking events, lectures and classes in our stores. Additionally, we seek to attract new customers by enhancing their nutrition knowledge through printed and digital versions of our broad range of educational resources, including the distribution of our Health Hotline newsletter and sales flyer, and via the internet and social media. In addition to offering nutrition education, our strategy is to attract new customers with our EDAP - Every Day Affordable Price and to build community awareness through our support of local vendors and charities.

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

Our Stores

Our stores offer a comprehensive selection of natural and organic groceries and dietary supplements in a smaller-store format that aims to provide a convenient, easily shopped and relaxed environment for our customers. Our store design emphasizes a clutter-free, organized feel, a quiet ambience accented with warm lighting and the absence of aromas from meat and seafood counters present in many of our competitors’ stores. We believe our core customers consider us a destination stop for their nutritional education and information, natural and organic products and dietary supplements.

Our Store Format. Our stores range from 5,000 to 16,000 selling square feet, and average approximately 10,000 selling square feet. In fiscal year 2015, our 16 new stores averaged approximately 12,000 selling square feet. Approximately one quarter of our stores’ selling square footage is dedicated to dietary supplements. Some of our stores also include a dedicated community room available for public gatherings, a demonstration kitchen for cooking education and/or lecture space. Our comparable stores sell an average of approximately 20,700 SKUs of natural and organic products per store, including an average of approximately 6,500 SKUs of dietary supplements.

The following diagram depicts a typical new store layout:

Site Selection. Our real estate strategy is adaptable to a variety of market conditions. When selecting locations for new stores, we use analytical models, based on research provided by The Buxton Company and our extensive experience, to identify promising store locations. We typically locate new stores in prime locations which offer easy customer access and high visibility. Many of our stores are near other supermarkets or gourmet food retailers, and we complement their conventional product offerings with high-quality, affordable natural and organic groceries and dietary supplements in an efficient and convenient retail setting. Our model for selecting viable new store locations incorporates factors such as target demographics, community characteristics, nearby retail activity and other measures and is based on first-hand observation of the community’s characteristics surrounding each site. We have teams of employees dedicated to opening new stores efficiently and quickly, typically within approximately nine months from the time of lease execution.

Store-Level Economics. Since January 1, 2005, opening new stores has required an average upfront capital investment of approximately $2.1 million. We anticipate that our fiscal year 2016 new stores will require an average upfront capital investment of approximately $2.2 million, consisting of capital expenditures of approximately $1.7 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million. We target approximately four years to recoup our initial net cash investments and expect to achieve approximately 30% cash-on-cash returns by the end of the fifth year following the opening.

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

Our Nutritional Health Coaches, or NHCs, are a core element of our nutrition education program. Every store has a full-time NHC position to educate customers and train employees on nutrition. NHCs must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. To educate and empower customers to make informed nutrition choices, our NHCs are available for complimentary one-on-one nutrition health coaching sessions. Each NHC is also responsible for various relationship-building opportunities in our communities and with our customers, including educational activities such as nutrition classes, lectures, seminars, health fairs and store tours. To maximize the impact of our NHCs, we have increased their focus on hosting cooking events (at our stores with demonstration kitchens) and have increased the number of in-store educational events they conduct. We believe that our NHCs’ focus on relationship-building opportunities in our communities and with our customers helps to enhance our marketing and branding initiatives. Additionally, our NHCs are an onsite resource for nutrition training and education for our employees. Each NHC trains our employees to use a compliant educational approach to customer service without attempting to diagnose or treat specific conditions or ailments. We believe our NHC position is a competitive differentiator and represents a key element of our customer service model.

Our training and education programs are supplemented by outside experts, online materials and printed handouts. We also use our Health Hotline to educate our customers. The Health Hotline is a newsletter and sales flyer which is published eight times per year and includes in-depth articles on health and nutrition, along with a selection of sale items. During fiscal year 2015, we redesigned the www.naturalgrocers.com website to enhance functionality and create a more engaging user experience, including readily accessible additional nutritional education information and resources.

Our Products

Product Selection Guidelines. We have a set of strict quality guidelines covering all products we sell. For example:

●

we do not approve for sale food known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils, regardless of the proportion of its natural or organic ingredients;

●	we only sell USDA certified organic produce;

●	we only sell pasture-raised, non-confinement dairy products;

●	we only sell meats naturally raised without hormones, antibiotics or treatments and that were not fed animal by-products; and

●	we do not sell wine, beer, liquor or tobacco.

Our product review team analyzes all new products and approves them for sale based on ingredients, price and uniqueness within the current product set. We actively research new products in the marketplace through our product vendors, private label manufacturers, scientific findings, customer requests and general trends in popular media. Our stores are able to fully merchandise all departments by providing an extensive assortment of natural and organic products. We do not believe we need to sell conventional products to fill our selection, increase our margins or attract more customers.

What We Sell. We operate both a full-service natural and organic grocery store and a dietary supplement store within a single retail location. The following is a breakdown of our sales mix for the fiscal year ended September 30, 2015:

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

■

Produce. We sell only USDA certified organic produce and source from local, organic producers whenever feasible. Our selection varies based on seasonal availability, and we offer a variety of organic produce offerings that are not typically found at conventional food retailers.

■

Bulk Food and Private Label Products. We sell a wide selection of private label repackaged bulk and other products, including nuts, water, pasta, canned seafood, dried fruits, grains, granolas, honey, eggs, herbs, spices and teas. We also sell peanut and almond butters, freshly ground in-store under the Natural Grocers brand.

■

Dry, Frozen and Canned Groceries. We offer a wide variety of natural and organic dry, frozen and canned groceries, including cereals, soups, baby foods, frozen entrees and snack items. We offer a broad selection of natural chocolate bars, and energy, protein and food bars.

■

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

■

Dairy Products and Dairy Substitutes. We offer a broad selection of natural and organic dairy products such as milk, eggs, cheeses, yogurts and beverages, as well as non-dairy substitutes made from almonds, coconuts, rice and soy. During fiscal year 2015, we began to sell only pasture-raised, non-confinement dairy products at all our stores.

■	Prepared Foods. Our stores have a convenient selection of refrigerated prepared fresh food items, including salads, sandwiches, salsa, humus and wraps. The size of this offering varies by location.

■	Bread and Baked Goods. We receive regular deliveries of a wide selection of bakery products for our bakery section, which includes an extensive selection of gluten-free items.

■

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

■

Body Care. We offer a full range of cosmetics, skin care, hair care, fragrance and personal care products containing natural and organic ingredients. Our body care offerings range from bargain-priced basics to high-end formulations.

■	Pet Care. We offer a full line of natural pet care and food products that comply with our human food guidelines.

■

Household and General Merchandise. Our offerings include sustainable, hypo-allergenic and fragrance-free household products, including cleaning supplies, paper products, dish and laundry soap and other common household products, including diapers.

■

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

Many of our suppliers are inspected and certified under the USDA National Organic Program, voluntary industry associations, and other third party auditing programs with regard to additional ingredients, manufacturing and handling standards. Each Natural Grocers store is certified as an organic handler and processor by an accredited USDA certifier in the calendar year after it opens, and annually thereafter. We operate all our stores in compliance with the National Organic Program standards, which restricts the use of certain substances for cleaning and pest control and requires rigorous recordkeeping, among other requirements.

Our Pricing Strategy

We have an EDAP - Every Day Affordable Price designation on many products, while also providing special sale pricing on hundreds of additional items. We believe our pricing strategy allows our customers to shop our stores on a regular basis for their groceries and dietary supplements.

The key elements of our pricing strategy include:

●	EDAP - Every Day Affordable Price throughout our stores;

●	heavily advertised Health Hotline deals supported by manufacturer participation;

●	in-store specials generally lasting for one month and not advertised outside the store;

●	managers’ specials, such as clearance, overstock, short-dated or promotional incentives; and

●	specials on seasonally harvested produce.

As we continue to expand our store base, we believe there are opportunities for increased leverage in fixed costs, such as administrative expenses, as well as increased economies of scale in sourcing products. We strive to keep our product, operating and general and administrative costs low, which allows us to continue to offer attractive pricing for our customers.

Our Store Operations

Store Hours. Our stores are open from 8:00 a.m. to 9:04 p.m., Monday through Saturday, and from 8:00 a.m. to 7:35 p.m. on Sunday.

Store Management and Staffing. Our typical store staffing includes a manager and assistant manager, with department managers in each of the dietary supplement, grocery, dairy and frozen, produce, body care and receiving departments, as well as several non-management employees. Each store manager is responsible for monthly store profit and loss, including labor, merchandising and inventory costs. We also employ regional managers to oversee all store operations for regions consisting of approximately 13 to 15 stores.

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

Every store also maintains a Nutritional Health Coach, or NHC, position. The NHC is responsible for training our store employees and educating our customers in accordance with applicable local, state and federal regulations. Each NHC must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition and be thoroughly committed to fulfilling our mission. Substantially all of our NHCs are full-time employees. The NHCs are overseen by Regional Nutritional Health Coach Managers.

Bulk Food Repackaging Facility and Distribution Center. We lease a 107,000 square foot bulk food repackaging facility and distribution center located in Golden, Colorado. That facility also houses a training center and certain administrative support functions. During fiscal year 2015, we exercised an option to lease additional space in the building that houses the bulk food repackaging facility and distribution center. As a result of our exercise of that option, we plan to expand the bulk food repackaging facility and distribution center to approximately 150,000 square feet.

Inventory. We use a robust merchandise management and perpetual inventory system that values goods at moving average cost. We manage shelf stock based on weeks-on-hand relative to sales, resupply time and minimum economic order quantity.

Sourcing and Vendors. We source from approximately 1,200 suppliers, and offer over 3,100 brands. These suppliers range from small independent businesses to multi-national conglomerates. As of September 30, 2015, we purchased approximately 79% of the goods we sell from our top 20 suppliers. For the fiscal year ended September 30, 2015, approximately 57% of our total purchases were from United Natural Foods Inc. and its subsidiaries (UNFI). We maintain good relations with UNFI and believe we have adequate alternative supply methods, including self-distribution.

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

All employees are eligible to participate in our discretionary pay-for-performance incentive compensation plan after meeting certain length of service requirements. The pay-for-performance incentive compensation plan sets certain Company-level financial goals that must be met before it can be funded. If the financial goals are achieved, additional criteria for store-level incentive compensation include meeting sales projections, sales to labor hour goals and cost of goods sold metrics. We believe these criteria help align all store employees with both corporate and store-level financial goals. We have an established set of standard operating procedures, including hiring and human resource policies, training practices and operational instruction manuals. This allows each store to operate with strict accountability and still maintain independence to respond to its unique circumstances.

As of September 30, 2015, we employed 2,447 full-time and 383 part-time (less than 30 hours per week) employees, including a total of 201 employees at our home office and our bulk food repackaging facility and distribution center. None of our employees is subject to a collective bargaining agreement. We believe we have good relations with our employees.

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

●	continually strive to source products and services from local producers and vendors;

●	carefully collect all of our excess or distressed food and merchandise and donate it to local non-profit organizations;

●	provide cash to local food banks, making donation determinations based on the number of customers who shop our stores with their own bags;

●	do not provide paper or plastic bags at our registers and encourage the use of reusable totes;

●	reduce our energy costs and carbon footprint using efficient heating, ventilation and air conditioning, lighting, and refrigerating systems;

●	implement strategies to eliminate excess packaging, energy and transportation costs;

●	recycle and reuse paper, plastic, glass and electronic products whenever possible; and

●	use healthy and environmentally responsible building materials and finishes in our new stores and remodels.

Marketing and Advertising

A significant portion of our marketing efforts is focused on educating our customers on the benefits of natural and organic grocery products and dietary supplements. Our customer outreach programs provide practical general nutrition knowledge to a variety of groups and individuals, schools, businesses, families and seniors. These educational efforts fulfill one of our founding principles and also offer us the opportunity to build relationships with customers and community influencers.

Health Hotline. At the heart of our marketing efforts is our Health Hotline, a 28-page newsletter and sales flyer which contains a mix of in-depth health and nutrition articles, along with a selection of popular sale items. The articles aim to be relevant, science-based and written to reflect the most recent research findings. The full version of the Health Hotline is published eight times per year and is mailed to over 350,000 subscribers by United States mail. Additionally, approximately 160,000 copies of each release are distributed in our stores. Over 6.3 million copies of a condensed version of the Health Hotline, which typically emphasizes only one article or topic, are inserted into the newspaper in many of our communities approximately 35 times per year. In addition, an electronic version of the condensed Health Hotline is distributed to over 90,000 subscribers. Generally, we negotiate with our suppliers for significantly lower costs on Health Hotline sale items, which in turn allows us to offer low sale prices to our customers. Focused staff training at all locations occurs congruent with the release of each Health Hotline to ensure that store staff are familiar with the content in each issue.

Web Sites and Social Media. We maintain www.naturalgrocers.com as our official company website to host store information, sales flyers, educational materials, product information, policies and contact forms, advocacy and news items and e-commerce activities. We redesigned our website in fiscal year 2015 to enhance functionality, create a more engaging user experience and increase its reach and effectiveness. The website redesign was intended to be part of an overall enhanced branding strategy to more effectively communicate our brand’s unique and compelling attributes, including our founding principles. We believe the continued growth of site visitors, page views and other metrics of our website activity indicates that our content is timely and informative to the communities we serve. Our website is interlinked with other online and social media outlets, including Facebook, Instagram, Twitter, Pinterest and YouTube. During fiscal year 2015, we started to use digital engagement methods to increase awareness of an affinity for our brand among consumers, bloggers and on-line influencers. We expect to increase such digital engagement activities during fiscal year 2016.

{N}power Customer Appreciation Program. During fiscal year 2015, we completed the introduction of the {N}power customer appreciation program at all our stores. Registered users of {N}power receive digital coupons, personalized offers and other rewards, all by providing their phone number at the time of checkout. We believe the {N}power customer appreciation program will enhance customer loyalty and increase customer engagement levels.

Home Delivery Services. During fiscal year 2015, we began home delivery services in select markets in partnership with a third party. We currently provide home delivery services in the Portland, Oregon and Denver and Boulder, Colorado markets.

Other Marketing Activities. We occasionally use television, radio and billboards as part of our marketing activities.

New Store Openings. We use various targeted marketing efforts to support the successful introduction of our new stores in their individual markets. In addition to the distribution of our Health Hotline newsletter and Internet and social media efforts targeted to the region, we utilize direct mail distribution of a series of introductory postcards promoting our brand and providing discounts and other incentives for new customers. We also focus on community relationship-building activities, including a series of lectures and cooking and other demonstrations in each new store’s community room and/or demonstration kitchen. During the second quarter of fiscal year 2015, we introduced new promotional initiatives to increase customer awareness of and participation at new store openings. These initiatives include gift card giveaways, performances by local bands and participation by local community leaders and organizations.

Competition

The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway, mass or discount retailers such as Wal-Mart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, specialty food retailers such as Sprouts and Trader Joe’s, warehouse clubs such as Sam’s Club and Costco, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, mail order and online retailers and multi-level marketers. These businesses compete with us for customers on the basis of price, selection, quality, customer service, shopping experience or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage.

Seasonality

Our business is active throughout the calendar year and does not experience significant fluctuation caused by seasonal changes in consumer purchasing.

Insurance and Risk Management

We use a combination of insurance and self-insurance to cover workers’ compensation, general liability, product liability, director and officers’ liability, employment practices liability, associate healthcare benefits and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers and changes in discount rates could all affect ultimate settlements of claims. We evaluate our insurance requirements and providers on an ongoing basis.

Trademarks and Other Intellectual Property

We believe that our intellectual property is important to the success of our business. We have received the registration of trademarks not only for Vitamin Cottage and Health Hotline but also for our logo, Natural Grocers by Vitamin Cottage ® and Vitamin Cottage Natural Grocers® for appropriate categories of trade. In addition, we have received the registration of a service mark for EDAP - Every Day Affordable Price. We do not own or license for use any patents, franchises or concessions that are material to our business. Our trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are properly maintained.

Information Technology Systems

We have made significant investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems. We use an ERP system with integrated merchandise management, reporting and accounting system at all of our stores, as well as at our bulk food repackaging facility and distribution center and for corporate functions including accounting, reporting and purchasing. Our ERP system application support and hardware functions are outsourced, which allows us to focus on our core business. We completed the implementation of an enterprise-wide HRIS, which has enabled us to more efficiently and effectively onboard and train our employees at all locations.

Regulatory Compliance

The safety, formulation, manufacturing, processing, packaging, importation, labeling, promotion, advertising and distribution of products we sell in our stores, including private label products, are subject to regulation by several federal agencies, including the FDA, the Federal Trade Commission (the FTC), the USDA, the Consumer Product Safety Commission and the Environmental Protection Agency and various agencies of the states and localities. Pursuant to the Food, Drug, and Cosmetic Act (the FDCA), the FDA regulates the safety, formulation, manufacturing, processing, packaging, labeling, importation and distribution of food and dietary supplements (including vitamins, minerals, amino acids and herbs). In addition, the FTC has jurisdiction to regulate the promotion and advertising of these products.

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

In certain circumstances, the FDA’s guidance regarding applications for approval of Investigational New Drugs (INDs) applies to the food and dietary supplement industry. The FDA’s guidance states that certain dietary supplements should not be marketed if they contain a substance that is undergoing substantial clinical investigations intended to evaluate the dietary supplement’s ability to diagnose, cure, mitigate, treat, or prevent a disease when such investigations are public knowledge, unless the article was marketed as a dietary supplement before the IND application became effective and before any such investigations began. Although the boundaries of the FDA’s enforcement activities regarding alleged violations of its guidance are not clear at this time, some dietary supplements might have to be immediately withdrawn from the market if they were not marketed as a dietary supplement before initiation of substantial clinical investigations, the existence of which has been made public. The potential need for withdrawal could negatively affect the supply chain for certain products.

DSHEA also empowered the FDA to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements. DSHEA expressly permits dietary supplements to bear statements describing how a product affects the structure, function and general well-being of the body. Currently, although manufacturers must be able to substantiate any such statement, no pre-market approval authorization is required for such statements and manufacturers need only notify FDA that they are employing a given claim. No statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. DSHEA does, however, authorize supplement sellers to provide “third-party literature,” (e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits) in connection with the sale of a dietary supplement to consumers. This provision is an exception to the FDA’s broad powers over the promotion of regulated products. Accordingly, the authorization is limited and applies only if the publication is printed in its entirety, is not false or misleading, presents a balanced view of the available scientific information and does not “promote” a particular manufacturer or brand of dietary supplement and is displayed in an area physically separate from the dietary supplements.

Food. The FDA has comprehensive authority to regulate the safety of food and food ingredients, other than dietary supplements. Food additives and food contact substances are subject to pre-market approvals or notification requirements. The FDA’s overall food safety authority was dramatically enhanced in 2011 with the passage of the FSMA. The FSMA required the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food producers. Regulations and rules issued under FSMA are in varying degrees of finalization. Regardless, the FDA’s authority under FSMA applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply us with food products. In addition, the FSMA required the FDA to establish science-based minimum standards for the safe production and harvesting of produce, to identify “high risk” foods and “high risk” facilities and instructed the FDA to set goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States. With respect to both foods and dietary supplements, the FSMA meaningfully augmented the FDA’s ability to access producers’ records and suppliers’ records. This increased access could cause the FDA to identify areas of concern it had not previously considered to be problematic for our suppliers and contract manufacturers. The FSMA also gives the FDA authority to require food producers, distributors and sellers to recall adulterated or misbranded food if the FDA determines that there is a reasonable probability that the food will cause serious adverse health consequences to persons or animals. Additionally, the FSMA increases the FDA’s authority for administrative detentions of adulterated and misbranded foods. The FSMA also could cause enhanced tracking and tracing of food requirements and, as a result, added recordkeeping burdens upon our suppliers and contract manufacturers.

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

The FTC and FDA have authority to regulate the marketing and label claims of foods, functional foods, dietary supplements, probiotic preparations and homeopathic remedies. The agencies have suggested in published comments and court filings that health claims for these products should be based on two Random Controlled Trials (RTCs) or similar investigational research methods. It is not clear that RTCs designed to measure the effects and side effects of a medical drug on a human population suffering a disease are appropriate for measuring the efficacy of foods, functional foods, dietary supplements, probiotic preparations and homeopathic remedies to help maintain an individual’s healthy non-diseased state. If the FTC and FDA final guidance do not reflect these concerns, and if RTCs or similar methods are required in the future, the high cost and delays of RTCs or other investigational methods may disrupt the supply chain for these products or cause their removal from the market.

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

Segment Information

We have one reporting segment, natural and organic retail stores, through which we conduct all of our business. Please see the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2015, set forth in Part IV of this Form 10-K, for financial information regarding this segment.

Available Information

Our website is located at www.naturalgrocers.com. We make our periodic reports and other information filed with or furnished to the SEC, available, free of charge, through our website as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. In addition, our Corporate Governance Guidelines, the charters for our Audit Committee and Compensation Committee, and our Code of Ethics are publicly available on our website at www.naturalgrocers.com under the “Investor Relations – Corporate Governance” section, and we will post any amendments to, or waivers from, a provision of this Code of Ethics on our website, at the address and location specified above. A printed copy of this information is also available without charge by sending a written request to Corporate Secretary, Natural Grocers by Vitamin Cottage, Inc., 12612 West Alameda Parkway, Lakewood, CO 80228. You may read and copy any materials we file with the SEC at the Securities and Exchange Commission Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The SEC also maintains a website that contains our reports and other information at www.sec.gov. Information on our website or any other website is not incorporated by reference into this Form 10-K.

Item 1A. Risk Factors.

Our business, financial condition and results of operations can be materially impacted by a number of factors which could cause our actual results to vary materially from recent results or from our anticipated future results. If any of the following risks actually occurs, our business, financial condition, results of operations, cash flow and prospects could be materially and adversely affected. As a result, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. Accordingly, you should carefully consider the risks described below as well as the other information and data included in this Form 10-K.

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

During fiscal years 2015 and 2014, we opened 16 and 15 new stores, respectively. We plan to open 23 new stores, relocate four existing stores and remodel two stores in fiscal year 2016. Delays or failures in opening new stores, or achieving lower than expected sales in new stores, could materially and adversely affect our growth. Our plans for continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ and may require us to upgrade our management information system and our distribution infrastructure. We currently operate a single bulk food repackaging facility and distribution center, which houses our bulk food repackaging operation. In order to support our recent and expected future growth and to maintain the efficient operation of our business, we may need to add additional capacity in the future. These increased demands and operating complexities could cause us to operate our business less efficiently, which could materially and adversely affect our operations, financial performance and future growth.

We may not be able to open new stores on schedule or operate them successfully. Our ability to successfully open new stores depends upon a number of factors, including our ability to select suitable sites for our new store locations, to negotiate and execute leases, to coordinate the contracting work on our new stores, to identify and recruit store managers, Nutritional Health Coaches and other staff, to secure and manage the inventory necessary for the launch and successful operation of our new stores and to effectively promote and market our new stores. If we are ineffective in performing these activities, our efforts to open and operate new stores may be unsuccessful or unprofitable, which could materially and adversely affect our operations, financial performance and future growth.

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

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, reduced or changed consumer choices and the cost of these products. Our store offerings are comprised of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings, including as a result of, among other things, reductions or changes in our offerings, would have a material adverse effect on our business. Additionally, negative publicity regarding the safety of natural and organic products or dietary supplements, or new or upgraded regulatory standards may adversely affect demand for our products and could result in lower customer traffic, sales and results of operations. In addition, reduced or changed consumer choices may result from, among other things, the implementation of our requirements for dairy products that satisfy our pasture-based, non-confinement standards.

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

Our comparable store sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our comparable store sales and quarterly financial performance, including:

●	changes in our merchandising strategy or product mix;

●	performance of our newer and remodeled stores;

●	the effectiveness of our inventory management;

●	the timing and concentration of new store openings, and the related additional human resource requirements and pre-opening and other start-up costs;

●	the cannibalization of existing store sales by new store openings;

●	levels of pre-opening expenses associated with new stores;

●	timing and effectiveness of our marketing activities;

●	seasonal fluctuations due to weather conditions and extreme weather-related disruptions;

●	actions by our existing or new competitors, including pricing changes;

●	regulatory changes affecting availability and marketability of products;

●	supply shortages; and

●	general United States economic conditions and, in particular, the retail sales environment.

Accordingly, our results for any one fiscal year or quarter are not necessarily indicative of the results to be expected for any other year or quarter, and comparable store sales of any particular future period may decrease. In the event of such a decrease, the price of our common stock would likely decline. For more information on our results of operations for the fiscal year 2015, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition and could negatively impact our ability to execute our growth strategy.

Adverse and uncertain economic conditions may impact demand for the products we sell in our stores. Consumer spending and levels of disposable income, including spending for natural and organic grocery and dietary supplement products that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wages, interest rates, the availability of credit, tax rates, fuel and energy costs, housing market conditions, general business conditions, consumer confidence, political instability and consumer perception of economic conditions. Natural disasters, the outbreak or escalation of war, the occurrence of terrorist acts or other hostilities in or affecting the United States, or concern regarding epidemics in the United States or in international markets could also lead to a decrease in spending by consumers. In the event of an economic slowdown, consumer spending could be adversely affected, and we could experience lower net sales than expected. We could be forced to delay or slow our new store growth plans, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to manage normal commercial relationships with our suppliers, manufacturers of our private label products, distributors, customers and creditors may suffer. Customers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, customers may reduce the amount of natural and organic products that they purchase and instead purchase conventional offerings, which generally have lower retail prices, at other stores. In addition, consumers may choose to purchase private label products at other stores rather than branded products because they are generally less expensive. Suppliers may become more conservative in response to these conditions and seek to reduce their production. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new customers and to provide products that appeal to customers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

We may be unable to compete effectively in our markets, which are highly competitive.

The markets for natural and organic groceries and dietary supplements are large, fragmented and highly competitive, with few barriers to entry. Our competition varies by market and includes conventional supermarkets, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, mail order and online retailers and multi-level marketers. These businesses compete with us for customers on the basis of price, selection, quality, customer service, shopping experience or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. Many of our competitors are larger, more established and have greater financial, marketing and other resources than us, and may be able to adapt to changes in consumer preferences more quickly, devote greater resources to the marketing and sale of their products, or generate greater brand recognition. An inability to compete effectively may cause us to lose market share to our competitors and could have a material adverse effect on our business, financial condition and results of operations.

An inability to maintain or increase our operating margins could adversely affect our results of operations.

We intend to increase our operating margins by leveraging more efficiencies of scale, additional improved systems, further cost discipline, added focus on appropriate store labor levels and even more disciplined product selection. If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the efficiencies of scale that we expect from expansion. If we are not able to continue to capture greater efficiencies of scale, improve our systems, further enhance our cost discipline and increase our focus on appropriate store labor levels and disciplined product selection, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to increase sales and reduce inventory shrink. As a result, our operating margins may stagnate or decline, which could have a material adverse effect on our business, financial condition and results of operations and adversely affect the price of our common stock.

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

If we or our third-party suppliers, including suppliers of our private label products, fail to comply with applicable regulatory requirements or to meet our quality specifications, we could be required to take costly corrective action and our reputation could suffer. We do not own or operate any manufacturing facilities, except for our bulk food repackaging facility and distribution center discussed below, and therefore depend upon independent third-party vendors to produce our private label branded products, such as vitamins, minerals, dietary supplements, body care products, food products and bottled water. Third-party suppliers of our private label products may not maintain adequate controls with respect to product specifications and quality. Such suppliers may be unable to produce products on a timely basis or in a manner consistent with regulatory requirements. We depend upon our bulk food repackaging facility and distribution center for the majority of our private label bulk food products. We may also be unable to maintain adequate product specification and quality controls at our bulk food repackaging facility and distribution center, or produce products on a timely basis and in a manner consistent with regulatory requirements. In addition, we may be required to find new third-party suppliers of our private label products or to find third-party suppliers to source our bulk foods. There can be no assurance that we would be successful in finding such third-party suppliers that meet our quality guidelines.

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

The FSMA passed in January 2011, granted the FDA greater authority over the safety of the national food supply and required the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food producers. Regulations and rules issued under FSMA are in varying degrees of finalization. Regardless, the FDA’s authority under FSMA applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products. In addition, the FSMA required the FDA to establish science based minimum standards for the safe production and harvesting of produce, required the FDA to identify “high risk” foods and “high risk” facilities and instructed the FDA to set goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States. With respect to both food and dietary supplements, the FSMA meaningfully augmented the FDA’s ability to access a producer’s records and a supplier’s records. This increased access could permit the FDA to identify areas of concern it had not previously considered to be problematic either for us or for our suppliers. The FSMA also could result in the implementation of enhanced tracking and tracing of food requirements and, as a result, added recordkeeping burdens upon our suppliers. In addition, under the FSMA, the FDA now has the authority to inspect certifications and therefore evaluate whether foods and ingredients from our suppliers are compliant with the FDA’s regulatory requirements. Such inspections may delay the supply of certain products or result in certain products being unavailable to us for sale in our stores. The implementation of FSMA requirements may be too expensive or too complicated for some of our suppliers, which may result in certain products from small and/or local suppliers being unavailable to us for sale in our stores.

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

The FDA also issued draft guidance on Investigational New Drugs (INDs) in 2015. The guidance could classify a food or dietary supplement ingredient as an investigational new drug and simultaneously force the ingredient to be removed from commerce if the ingredient is being investigated as a potential drug treatment for a disease. The guidance has not been finalized. If the guidance is finalized in its present form, some food and dietary supplement products containing certain ingredients may not be available to us to sell in our stores.

The FDA and FTC have increased their regulatory scrutiny of homeopathic products through a public stakeholder workgroup process. Although no guidance has been issued at this time, the stakeholder process may result in guidance that reclassifies homeopathic products as drugs, requires homeopathic products to be approved for sale under a new approval or review regimen, or otherwise lessens their availability to us to sell in our stores.

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

The activities of our Nutritional Health Coaches and our nutrition education services may be impacted by government regulation or an inability to secure adequate liability insurance.

Some of the activities of our NHCs, who, among other duties, provide nutrition oriented educational services to our customers, may be subject to state and federal regulation, and oversight by professional organizations. In the past, the FDA has expressed concerns regarding summarized health and nutrition-related information that: (i) does not, in the FDA’s view, accurately present such information (ii) diverts a consumer’s attention and focus from FDA-required nutrition labeling and information; or (iii) impermissibly promotes drug-type disease-related benefits. Although we have provided training to our NHCs on relevant regulatory requirements, we cannot control the actions of such individuals, and our NHCs may not act in accordance with such regulations. If our NHCs or other employees do not act in accordance with regulatory requirements, we may become subject to penalties which could have a material adverse effect on our business. We believe we are currently in compliance with relevant regulatory requirements, and we maintain professional liability insurance on behalf of our NHCs in order to mitigate risks associated with our NHCs’ nutrition oriented educational activities. However, we cannot predict the nature of future government regulation and oversight, including the potential impact of any such regulation on the services currently provided by our NHCs. Furthermore, the availability of professional liability insurance or the scope of such coverage may change, or our insurance coverage may prove inadequate, which may adversely impact the ability of our NHCs to provide some services to our customers. The occurrence of any such developments could negatively impact the perception of our brand, our sales and our ability to attract new customers.

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

UNFI is our single largest third-party supplier, accounting for approximately 57% of our total purchases in fiscal year 2015. In fiscal year 2012, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products into 2016. Due to this concentration of purchases from a single third-party supplier, the cancellation or non-renewal of our distribution agreement or the disruption, delay or inability of UNFI to deliver product to our stores may materially and adversely affect our operating results and we may be unable to establish alternative distribution channels on reasonable terms or at all.

Certain of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional import restrictions, unanticipated political changes, increased customs duties, labor disputes, health epidemics, adverse weather conditions, crop failure, acts of war or terrorism, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could increase our costs and materially harm our business and financial condition and results of operations. Our business is also subject to a variety of other risks generally associated with indirectly sourcing goods from abroad, such as political instability, disruption of imports by labor disputes and local business practices. In addition, requirements imposed by the FSMA compel importers to verify that food products and ingredients produced by a foreign supplier comply with all applicable legal and regulatory requirements enforced by the FDA, which could result in certain products being deemed inadequate for import.

The current geographic concentration of our stores creates exposure to local economies, regional downturns or severe weather or catastrophic occurrences.

As of September 30, 2015, we had primary store concentration in Colorado and Texas, operating 34 stores and 14 stores in those states, respectively, accounting for a total of 46.6% of our stores. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population, competition, consumer preferences, new or revised laws or regulations, fires, floods or other natural disasters in these regions.

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

Consumers or regulatory agencies may challenge certain claims made regarding our products.

Our reputation could also suffer from real or perceived issues involving the labeling or marketing of our products. Products that we sell may carry claims as to their origin, ingredients or health benefits, including, by way of example, the use of the term “natural.” Although the FDA and USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, United States government regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. The loss of any member of our senior management team, particularly Kemper Isely or Zephyr Isely, our Co-Presidents since 1998, or Heather Isely or Elizabeth Isely, our Executive Vice Presidents since 1998, could have a material adverse effect on our ability to operate our business, financial condition and results of operations, unless, and until, we are able to find a qualified replacement. Furthermore, our ability to manage our new store growth will require us to attract, motivate and retain qualified managers, NHCs and store employees who understand and appreciate our culture and are able to represent our brand effectively in our stores. Competition for such personnel is intense, and we may be unable to attract, assimilate and retain the personnel required to grow and operate our business profitably.

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

While all of our employees are currently non-union, our employees may attempt to organize and join a union. The United Food and Commercial Workers Union recently sought to organize workers at one of our stores in Idaho. That effort was unsuccessful. We could face union organizing activities at other locations. The unionization of all or a portion of our workforce could result in work slowdowns, could increase our overall costs and reduce the efficiency of our operations at the affected locations, could adversely affect our flexibility to run our business competitively, and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Our management has limited experience managing a public company.

We are subject to various regulatory requirements, including those of the SEC and The New York Stock Exchange (NYSE). These requirements include, among other things, record keeping, financial reporting and corporate governance rules and regulations. Our management has been managing a public company since the Company’s initial public offering (IPO) in fiscal year 2012, and therefore its overall experience in managing a public company remains limited. Our public company reporting obligations have increased, and continue to impose, demands on our internal infrastructure and resources. Although we have hired additional staff in order to comply with these requirements, we may be unable to retain the staff necessary to comply with these requirements in the future. In certain continuing respects, we rely on outside consultants and professionals to supplement our capacity to meet these requirements. Our business could be adversely affected if we are unable to fulfill our public company obligations.

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

Our stores, bulk food repackaging facility and distribution center and administrative facility are leased. We are subject to risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all and may not be able to find replacement locations that will provide for the same success as current store locations. Of the current leases for our stores, five expire in fiscal year 2016, one expires in fiscal year 2017, four expire in fiscal year 2018, seven expire in fiscal year 2019 and the remainder expire between fiscal years 2020 and 2062.

Our fixed lease obligations could adversely affect our business.

We will require substantial cash flows to make required payments under our leases, which generally provide for periodic increases in rent. If we are not able to make the required payments under the leases, the owners of the relevant properties may, among other things, repossess those properties, which could adversely affect our ability to conduct our operations. In addition, the termination of a lease due to the non-payment of rent under such lease would trigger an event of default under our amended and restated credit facility if such termination could reasonably be expected to have a material adverse effect on our business or our ability to meet our obligations thereunder.

Any material failure of our information systems could negatively impact our operations.

We are increasingly dependent on a variety of information systems to effectively manage the operations of our growing store base, including our supply chain. The failure of our information systems to perform as designed, including the failure of our vendors to maintain and make available software or the failure of our warehouse management software system to operate as expected or to support our distribution facility, could have a material adverse effect on our business and results of operations. Any material failure or slowdown of our systems could disrupt our ability to track, record and analyze our merchandise, and could negatively impact our operations, including, among other things, our ability to process and receive shipments of goods and process financial and credit card transactions. Additionally, changes in technology could cause our information systems to become obsolete and it may be necessary to incur additional costs to upgrade such systems, and if our information systems prove inadequate to handle our growth, we could lose customers, which could have a material adverse effect on our business, financial condition and results of operations. We are also vulnerable to certain risks and uncertainties associated with our websites, including changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. Our failure to successfully respond to these risks could damage our reputation.

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

We believe that our trademarks or service marks, trade dress, copyrights, trade secrets, know-how and similar intellectual property are important to our success. In particular, we believe that the Natural Grocers by Vitamin Cottage name is important to our business, as well as to the implementation of our growth strategy. Our principal intellectual property rights include registered marks on Vitamin Cottage, Natural Grocers by Vitamin Cottage, Vitamin Cottage Natural Grocers and EDAP - Every Day Affordable Price, copyrights of our website content, rights to our domain names including www.naturalgrocers.com and www.vitamincottage.com, and trade secrets and know-how with respect to our product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark or service mark and copyright law, trade secret protection and confidentiality agreements with our employees and certain of our consultants, suppliers and others to protect our proprietary rights. If we are unable to defend or protect or preserve the value of our trademarks or service marks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

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

We could be materially, adversely affected if consumers lose confidence in the safety and quality of products we sell. There is substantial governmental scrutiny of and public awareness regarding food safety. We believe that many customers hold us to a higher quality standard than other retailers. Many of our products are vitamins, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. Unexpected side effects, illness, injury or death caused by our products could result in the discontinuance of sales of our products or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment in which case our creditors could levy against our assets. The real or perceived sale of contaminated or harmful products would cause negative publicity regarding our company, brand or products, including negative publicity in social media, which could in turn harm our reputation and net sales and could have a material adverse effect on our business, financial condition and results of operations, or result in our insolvency.

Increases in the cost of raw materials could hurt our sales and profitability.

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

Legal proceedings could adversely affect our business, financial condition and results of operations.

Our operations, which are characterized by transactions involving a high volume of customer traffic and a wide variety of product selections, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in certain other industries. Consequently, we have been, are, and may in the future become a party to individual personal injury, product liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, the outcome of litigation is difficult to assess or quantify. Additionally, we could be exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. Further, we have been, are and may in the future become subject to claims for discrimination, harassment, wages and hours and other federal or state employment matters. While we maintain insurance, such coverage may not be adequate or may not cover a specific legal claim. Moreover, the cost to defend against litigation may be significant. As a result, litigation could have a material adverse effect on our business, financial position and results of operations.

See “Legal Proceedings” for a description of a purported class action lawsuit filed against the Company in connection with a data security incident that affected the Company, which description is incorporated herein by reference.

Failure to protect our information systems against cyber-attacks or information security breaches, including failure to protect the integrity and security of individually identifiable data of our customers and employees, could expose us to litigation, damage our reputation and have a material adverse effect on our business.

We rely on computer systems and information technology to conduct our business, including to securely transmit data associated with cashless payments. These systems are inherently vulnerable to disruption or failure, as well as internal and external security breaches, denial of service attacks and other disruptive problems caused by hackers.

In addition, we receive and maintain certain personal information about our customers and employees. The use of this information by us is regulated by applicable law. Privacy and information security laws and regulations change, and compliance with updates may result in cost increases due to necessary systems changes and the development of new administrative processes.

If our security and information systems are compromised or our employees fail to comply with applicable laws and regulations and personal or other confidential information is obtained by unauthorized persons or used inappropriately, it could interrupt our business, resulting in a slowdown of our normal business activities or limitations on our ability to process credit card transactions, and could adversely affect our reputation, ability to compete in the food retail marketplace, financial condition and results of operations. Additionally, a data security breach could subject us to litigation, customer demands for indemnification for third party claims and/or the imposition of penalties, fines or other assessments. In such event, our liability could exceed our insurance coverage or our ability to pay. In addition, a security breach could require that we expend significant amounts to remediate the breach, including changes in our information security systems.

We were affected by a data security incident during fiscal year 2015. See “Legal Proceedings” for a description of a purported class action lawsuit filed against the Company in connection with that data security incident, which description is incorporated herein by reference.

Our credit facility could limit our operational flexibility.

We have a credit agreement (our Credit Facility) that allows us to borrow up to $25.0 million. Our Credit Facility is secured by a lien on substantially all of our assets and contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to incur additional indebtedness, grant liens, engage in certain merger, consolidation or asset sale transactions, make certain investments, make loans, advances, guarantees or acquisitions, engage in certain transactions with affiliates or permit certain sale and leaseback transactions without lender consent. We are also required to maintain certain financial ratios under our Credit Facility, including a consolidated leverage ratio and a consolidated fixed charge ratio. These covenants could restrict our operational flexibility, including our ability to open stores, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under our Credit Facility and, in certain circumstances, may allow the lender thereunder to require repayment.

We may need to raise additional debt or equity capital.

We have depended primarily on cash flow from our operations and borrowings from our Credit Facility to fund our business and execute on our growth strategy. From time to time, we may be required to seek additional equity or debt financing in order to fund capital expenditures or to provide additional working capital for our business, or to fund the execution of our growth strategy. In addition, changes in economic conditions, or market conditions requiring a shift in our business model could result in our need for additional debt or equity financing. We cannot predict the timing or amount of any such capital requirements. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all. If financing is not available to us on satisfactory terms, or at all, we may be unable to operate or expand our business or to successfully pursue our growth strategy, and our results of operations may suffer. Pursuant to the NYSE Listed Company Manual, in order to rely on the “controlled company” corporate governance exemptions, the Isely family is, or entities controlled by the Isely family are, required to retain more than 50% of the total voting power of our shares of common stock for the election of directors. As long as we intend to remain a “controlled company,” these voting requirements will constrain our ability to issue additional shares of our common stock in the future.

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

Our anticipated growth, and continuing reporting obligations as a public company, are placing a continuing and considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), so that our management can periodically certify the effectiveness of such controls. As an “emerging growth company,” we have opted to take advantage of certain exemptions contained in the Jumpstart Our Business Startups Act, or JOBS Act, and as a result, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest of (a) September 30, 2017, (b) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more, (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, or (d) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we have: (i) an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (ii) been required to file annual, quarterly and current reports under the Securities Exchange Act of 1934, as amended (the Exchange Act) for a period of at least 12 calendar months and (iii) filed at least one annual report pursuant to the Exchange Act. As a result, we may qualify as an “emerging growth company” until as late as September 30, 2017. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price.

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

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act), for complying with new or revised accounting standards. An “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to “opt out” of such extended transition period, and as a result, we have complied and will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Risks related to our common stock

The market price of our common stock has been volatile and may continue to be volatile, and you may not be able to sell our common stock at a favorable price or at all.

The market price of our common stock is likely to fluctuate significantly from time to time in response to a number of factors, most of which we cannot control, including those described under “—Risks related to our business” and the following:

●	differences between our actual financial and operating results and those expected by investors;

●	fluctuations in our quarterly comparable store sales operating results;

●	market conditions in our industry and the economy as a whole;

●	changes in our earnings guidance;

●	a change in the recommendation by any research analyst that follows our stock or any failure to meet the estimates made by research analysts;

●	investor perceptions of our prospects and the prospects of the grocery and dietary supplement industries;

●	the performance of our key vendors;

●	announcements by us, our vendors or our competitors regarding performance, strategy, significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

●	introductions of new product or new pricing policies by us or our competitors;

●	failure to recruit or retain key personnel; and

●	the level and quality of securities research analyst coverage for our common stock.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market price of equity securities.

An inability to maintain or improve levels of comparable store sales could cause our stock price to decline.

We may not be able to maintain or improve the levels of comparable store sales that we have experienced in the past. In addition, our overall comparable store sales may fluctuate in the future. A variety of factors affect comparable store sales, including:

●	our ability to execute our business strategy effectively, including successfully opening new stores that achieve sales consistent with our existing stores;

●	consumer preferences;

●	competition;

●	economic conditions;

●	regulatory changes;

●	product pricing and availability;

●	in-store merchandising-related activities;

●	consumer confidence;

●	initial sales performance at our new stores; and

●	our ability to source and distribute products efficiently.

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

Members of the Isely family and certain persons, entities and accounts subject to a stockholders agreement relating to voting and limitations on the sale of shares, own or control approximately 57.3% of our common stock. Due to their holdings of common stock, members of the Isely family are able to continue to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, an amendment of our certificate of incorporation (except when a class vote is required by law), any merger or consolidation requiring common stockholder approval, and a sale of all or substantially all of the Company’s assets. Members of the Isely family have the ability to prevent change-in-control transactions as long as they maintain voting control of the Company. In addition, members of the Isely family and trusts controlled by them entered into a stockholders agreement by which they agreed to aggregate their voting power with regard to the election of directors.

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

If certain of our stockholders sell, or the market perceives that certain of our stockholders intend to sell, in the public market, substantial amounts of our common stock, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate. As of December 8, 2015, we had a total of 22,498,336 shares of common stock outstanding, of which 8,214,285 shares of common stock were issued in the IPO and 317,338 shares had been issued in connection with the vesting of restricted stock units issued under the 2012 Omnibus Incentive Plan, are registered and freely tradable without restriction under the Securities Act. The Company is aware that 34,947 shares have been sold, and believes approximately 440,000 additional shares could be sold, in exempt transactions. Up to approximately 13,491,766 additional shares of common stock could be sold, subject to compliance with the requirements of the Securities Act and the stockholders agreement among members of the Isely family and certain persons, entities and accounts related to them. The market price of our common stock could drop significantly if the holders of restricted stock sell them or are perceived by the market as intending to sell them. Also, in the future, we may issue shares of our common stock as a result of the vesting of up to 130,601 additional restricted stock units or in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of our common stock.

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

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, our common stock price could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease to cover our company or fail to publish reports on us regularly, we may lose visibility in the financial markets, which could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our common stock, or if our operating results do not meet their expectations, our common stock price could decline.

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

These provisions include:

●	a staggered, or classified, Board;

●	authorizing our Board to issue “blank check” preferred stock without stockholder approval;

●	prohibiting cumulative voting in the election of directors;

●	limiting the persons who may call special meetings of stockholders;

●	prohibiting stockholders from acting by written consent after the Isely family ceases to own more than 50% of the total voting power of our shares; and

●	establishing advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

●

that our director nominees be selected, or recommended for our Board’s selection, either: (i) by a majority of independent directors in a vote by independent directors, pursuant to a nominations process adopted by a Board resolution or (ii) by a nominating and governance committee composed solely of independent directors with a written charter addressing the nominations process; and

●

that the compensation of our executive officers be determined, or recommended to the Board for determination, by a majority of independent directors in a vote by independent directors, or a compensation committee composed solely of independent directors.

Accordingly, for so long as we are a “controlled company,” stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of September 30, 2015, we had 103 stores located in 18 states, as shown in the following chart:

State	Number of Stores
Arizona	6
Arkansas	1
Colorado	34
Idaho	3
Kansas	8
Minnesota	1
Missouri	2
Montana	4
Nebraska	3
Nevada	1
New Mexico	5
North Dakota	1
Oklahoma	7
Oregon	8
Texas	14
Utah	2
Washington	1
Wyoming	2

During the fiscal years ended September 30, 2015 and 2014, we opened 16 and 15 new stores, respectively. During fiscal year 2016, through the date of this Form 10-K, we have opened a total of three stores in Colorado and Utah. We have signed leases for an additional 18 new stores that we expect to open in fiscal year 2016 and 2017.

Our home office is located in Lakewood, Colorado. We occupy our home office under a lease covering approximately 35,000 square feet that expires in 2026; this facility is co-located with one of our stores. Additionally, we lease a 107,000 square foot bulk food repackaging facility and distribution center located in Golden, Colorado.  That facility also houses a training center and certain administrative support functions. During fiscal year 2015, we exercised an option to lease additional space in the building that houses the bulk food repackaging facility and distribution center. As a result of our exercise of that option, we plan to expand the bulk food repackaging facility and distribution center to approximately 150,000 square feet.

All of our stores and facilities, with one exception, are leased, with varying terms and renewal options. We own one store that is located on leased property. Lease terms typically range between ten and 20 years, with additional renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the current leases for our stores, five expire in fiscal year 2016, one expires in fiscal year 2017, four expire in fiscal year 2018, seven expire in fiscal year 2019; and the remainder will expire between fiscal years 2020 and 2062. We expect that we will be able to renegotiate these leases or relocate these stores as necessary.

In addition to new store openings, we periodically relocate or remodel stores. For fiscal year 2016, we plan to relocate four stores and remodel two stores.

Item 3. Legal Proceedings.

We periodically are involved in legal proceedings, including discrimination and other employment-related claims, customer personal injury claims, investigations and other proceedings arising in the ordinary course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from our estimates. Although we cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations.

In Bernhard Engl v. Natural Grocers by Vitamin Cottage, Inc. and Vitamin Cottage Natural Food Markets, Inc., filed on September 25, 2015 in the United States District Court for the District of Colorado, the plaintiff filed a lawsuit against the Company in connection with a data security incident that affected the Company during fiscal year 2015. The complaint purports to state an action on behalf of a class of customers who used debit or credit cards at our stores. We believe the plaintiff's claims are without merit and intend to vigorously defend ourselves in this proceeding. At this time, we cannot predict: (i) whether the Court will certify plaintiff’s claims for class-wide treatment; (ii) how the Court will rule on the merits of the plaintiff’s claims; or (iii) the scope of the potential loss in the event of an adverse outcome.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the symbol “NGVC.”

Price Range of Our Common Stock

The following table shows the high and low sale prices per share of our common stock as quoted by the NYSE for the periods indicated:

Fiscal year ended September 30, 2015	High	Low
First Quarter (October 1, 2014 – December 31, 2014)	$28.72	$15.89
Second Quarter (January 1, 2015 – March 31, 2015)	35.00	24.84
Third Quarter (April 1, 2015 – June 30, 2015)	29.90	22.55
Fourth Quarter (July 1, 2015 – September 30, 2015)	28.67	19.82

Fiscal year ended September 30, 2014	High	Low
First Quarter (October 1, 2013 – December 31, 2013)	$42.68	$34.47
Second Quarter (January 1, 2014 – March 31, 2014)	44.60	33.51
Third Quarter (April 1, 2014 – June 30, 2014)	44.00	18.95
Fourth Quarter (July 1, 2014 – September 30, 2014)	24.27	16.01

Holders of Record

As of December 8, 2015, there were 100 holders of record of our common stock, and the closing price of our common stock was $20.01.

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

Performance Graph

The graph below compares the cumulative return to shareholders of our common stock relative to the cumulative total returns of the NYSE Composite Index and the S&P Food Retail Index from July 25, 2012 to September 30, 2015, which is the amount of time our stock has been trading publicly following our IPO on July 25, 2012. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes from July 25, 2012 to September 30, 2015. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

	Year ended September 30,
	2015	2014	2013	2012	2011
Statements of Income Data (dollars in thousands):
Net sales	$624,678	520,674	430,655	336,385	264,544
Cost of goods sold and occupancy costs	442,582	369,172	304,922	237,328	187,162
Gross profit	182,096	151,502	125,733	99,057	77,382
Store expenses	132,131	108,657	89,935	72,157	57,610
Administrative expenses	17,514	14,823	13,479	12,733	10,397
Pre-opening and relocation expenses	3,822	3,774	3,231	2,173	1,964
Operating income	28,629	24,248	19,088	11,994	7,411
Other (expense) income:
Interest expense	(2,993)	(2,496)	(2,166)	(568)	(669)
Other income, net	—	2	9	6	35
Income before income taxes	25,636	21,754	16,931	11,432	6,777
Provision for income taxes	(9,432)	(8,281)	(6,379)	(3,955)	(2,167)
Net income	16,204	13,473	10,552	7,477	4,610
Net income attributable to noncontrolling interest	—	—	—	(828)	(1,106)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$16,204	13,473	10,552	6,649	3,504
Per Share Data:
Net income attributable to Natural Grocers by Vitamin Cottage, Inc. per share of common stock (EPS)
Basic	$0.72	0.60	0.47	0.30	0.16
Diluted	$0.72	0.60	0.47	0.30	0.16
Shares used in computation of EPS
Basic	22,490,260	22,466,432	22,399,346	22,372,184	22,372,184
Diluted	22,500,833	22,479,835	22,441,382	22,463,093	22,461,405
Pro Forma Statements of Income Data (Unaudited) (dollars in thousands)(1):
Income before income taxes	$25,636	21,754	16,931	11,432	6,777
Pro forma provision for income taxes	(9,432)	(8,281)	(6,379)	(4,264)	(2,589)
Pro forma net income	$16,204	13,473	10,552	7,168	4,188
Pro Forma Per Share Data (Unaudited)(2):
Pro forma net income per share of common stock
Basic	$0.72	0.60	0.47	0.32	0.19
Diluted	$0.72	0.60	0.47	0.32	0.19
Other Financial Data (Unaudited) (dollars in thousands):
EBITDA(3)	$49,966	41,462	32,593	21,949	15,137
EBITDA margin(4)	8.0%	8.0	7.6	6.5	5.7

Other Operating Data (Unaudited):
Number of stores at end of period	103	87	72	59	49
Number of stores opened during the period	16	15	13	10	10
Number of stores relocated and remodeled during the period	2	2	3	1	1
Change in comparable store sales(5)	5.9%	5.6	10.8	11.6	4.9
Change in daily average comparable store sales(5)	5.9%	5.6	11.1	11.3	4.9
Change in mature store sales(6)	2.6%	3.4	6.1	7.6	2.0
Change in daily average mature store sales(6)	2.6%	3.4	6.4	7.3	2.0

Gross square footage at end of period(7)	1,668,534	1,354.204	1,097,708	801,914	619,172
Selling square footage at end of period(7)	1,089,020	892,908	728,609	572,132	459,435
Average comparable store size (gross square feet)(8)	15,579	15,250	13,900	12,816	12,239
Average comparable store size (selling square feet)(8)	10,250	10,125	9,872	9,458	9,284
Comparable store sales per selling square foot during period(9)	$678	708	729	734	720

	As of September 30,
	2015	2014	2013	2012	2011
Selected Balance Sheet Data (dollars in thousands):
Cash and cash equivalents	$2,915	5,113	8,132	17,291	378
Total assets	233,924	188,985	159,903	125,662	78,915
Total debt(10)	27,607	21,977	19,822	5,808	28,442
Total stockholders’ equity	115,488	98,854	84,533	72,949	15,927

(1)

In connection with our IPO in the fourth quarter of fiscal year 2012, we purchased the 45% noncontrolling interest in Boulder Vitamin Cottage Group, LLC (BVC) not previously owned by us. Prior to the purchase of the noncontrolling interest, we held a controlling 55% interest in BVC for all periods presented. As such, our consolidated statements of income include the revenues and expenses of BVC for the fiscal years ended September 30, 2012 and 2011 as required by generally accepted accounting principles in the United States of America (GAAP). We previously reported the 45% of BVC’s net income as net income attributable to noncontrolling interest in our consolidated statements of income for the periods in which we did not own 100% of BVC. The pro forma financial data presented above illustrates what our net income would have been had we owned 100% of BVC for the fiscal years ended September 30, 2012 and 2011. Pro forma net income attributable to Natural Grocers by Vitamin Cottage, Inc., is not a measure of financial performance under GAAP. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure of pro forma net income, together with a reconciliation from net income attributable to Natural Grocers by Vitamin Cottage, Inc., as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period, and we believe this non-GAAP measure provides investors with comparable data period over period to illustrate pro forma results had we owned 100% of BVC for all periods presented. We further believe that our presentation of this non-GAAP financial measure provides information that is useful to analysts and investors because it is an important indicator of the strength of our operations and the performance of our business. This non-GAAP measure is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for, net income attributable to Natural Grocers by Vitamin Cottage, Inc. or other financial statement data presented in the consolidated financial statements as indicators of financial performance. This non-GAAP financial measure has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to pro forma net income, dollars in thousands, except per share data:

	Year ended September 30,
	2015	2014	2013	2012	2011
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$16,204	13,473	10,552	6,649	3,504
Net income attributable to noncontrolling interest	—	—	—	828	1,106
Net income	16,204	13,473	10,552	7,477	4,610
Provision for income taxes	9,432	8,281	6,379	3,955	2,167
Income before income taxes	25,636	21,754	16,931	11,432	6,777
Pro forma provision for income taxes	(9,432)	(8,281)	(6,379)	(4,264)	(2,589)
Pro forma net income	$16,204	13,473	10,552	7,168	4,188
Per Share Data:
Pro forma net income per share of common stock
Basic	$0.72	0.60	0.47	0.32	0.19
Diluted	$0.72	0.60	0.47	0.32	0.19

Our effective tax rate increased as a result of the BVC acquisition, as the income attributable to the noncontrolling interest was nontaxable income prior to the acquisition, but is included in our taxable income after the acquisition. The following table reconciles our effective tax rate to our pro forma effective tax rate had we owned 100% of BVC for the fiscal years ended September 30, 2012 and 2011:

	Year ended September 30,
	2015	2014	2013	2012	2011

Statutory tax rate	35.0%	35.0	34.0	34.0	34.0
Nontaxable net income attributable to noncontrolling interest	—	—	—	(2.7)	(6.2)
State income taxes, net of federal income tax expense	2.9	3.0	3.3	3.0	3.4
Other, net	(1.1)	0.1	0.4	0.3	0.8
Effective tax rate	36.8	38.1	37.7	34.6	32.0
Pro forma adjustment to exclude nontaxable net income attributable to noncontrolling interest	—	—	—	2.7	6.2
Pro forma effective tax rate	36.8%	38.1	37.7	37.3	38.2

Effective October 31, 2012, BVC merged with and into our operating company and ceased to exist.

(2)

Pro forma per share data is calculated using pro forma net income had we owned 100% of BVC for the fiscal years ended September 30, 2012 and 2011, as discussed above, divided by basic and diluted weighted average shares of common stock outstanding for those fiscal periods.

(3)

Earnings before interest, taxes, depreciation and amortization (EBITDA) is not a measure of financial performance under GAAP. We define EBITDA as net income attributable to Natural Grocers by Vitamin Cottage, Inc. before interest expense, provision for income tax, depreciation and amortization, and for the fiscal years ended September 30, 2012 and 2011, net income attributable to the noncontrolling interest. We believe EBITDA provides additional information about: (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a measure in our financial covenants under our Credit Facility. In addition, EBITDA performance is one of the factors upon which funding of our incentive compensation plans is based.

Furthermore, management believes some investors use EBITDA as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. By providing this non-GAAP financial measure, together with a reconciliation from net income attributable to Natural Grocers by Vitamin Cottage, Inc., we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Our competitors may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a supplemental measure of operating performance that should not be considered in isolation and that does not represent, and should not be considered as an alternative to, or substitute for net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

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

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA, dollars in thousands:

	Year ended September 30,
	2015	2014	2013	2012	2011
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$16,204	13,473	10,552	6,649	3,504
Net income attributable to noncontrolling interest	—	—	—	828	1,106
Net income	16,204	13,473	10,552	7,477	4,610
Interest expense	2,993	2,496	2,166	568	669
Provision for income taxes	9,432	8,281	6,379	3,955	2,167
Depreciation and amortization	21,337	17,212	13,496	9,949	7,691
EBITDA	$49,966	41,462	32,593	21,949	15,137

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

(10)

Total debt includes capital and financing lease obligations, notes payable to related parties, the outstanding principal balance of our term loan and outstanding borrowings under our Credit Facility. As of September 30, 2012, the term loan was fully repaid. As of September 30, 2013, the notes payable to related parties were fully repaid. As of September 30, 2015, 2014 and 2013, no amounts were outstanding under our Credit Facility.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and notes thereto and “Selected Financial Data,” which are included elsewhere in this Form 10-K. This MD&A contains forward-looking statements. Refer to “Forward-Looking Statements” at the beginning of this Form 10-K for an explanation of these types of statements. All references to a “fiscal year” refer to a year beginning on October 1 of the previous year, and ending on September 30 of such year (for example “fiscal year 2015” refers to the year from October 1, 2014 to September 30, 2015). Summarized numbers included in this section, and corresponding percentage or basis point changes may not sum due to the effects of rounding.

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado, and as of September 30, 2015, we operated 103 stores in 18 states, including Colorado, Arizona, Arkansas, Idaho, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from 5,000 to 16,000 selling square feet. For the year ended September 30, 2015, our new stores averaged approximately 12,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. Over the last five fiscal years, our store base has grown at a compound annual growth rate of 21.4%, including 16, 15 and 13 new stores in fiscal year 2015, 2014 and 2013, respectively. We currently plan to open 23 new stores in fiscal year 2016. Between September 30, 2015 and the date of this Form 10-K, we have opened a total of three stores in Colorado and Utah. As of the date of this report, we also have signed leases for an additional 18 new store locations expected to open in fiscal years 2016 and 2017 in Arkansas, Arizona, Colorado, Iowa, Oregon, Texas, Utah and Washington.

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

●

Net sales. Net sales were $624.7 million for the year ended September 30, 2015, an increase of $104.0 million, or 20.0%, compared to net sales of $520.7 million for the year ended September 30, 2014. Net sales increased at a compound annual growth rate of 20.4% from fiscal year 2013 to fiscal year 2015.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the year ended September 30, 2015 each increased 5.9% over the year ended September 30, 2014. As of September 30, 2015, we have had over 53 consecutive quarters of positive comparable store sales growth.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the year ended September 30, 2015 each increased 2.6% over the year ended September 30, 2014. For fiscal year 2015, mature stores include all stores open during or before fiscal year 2010.

●	Net income. Net income was $16.2 million for the year ended September 30, 2015, an increase of $2.7 million, or 20.3%, compared to net income of $13.5 million for the year ended September 30, 2014.

●

EBITDA. EBITDA was $50.0 million in the year ended September 30, 2015, an increase of $8.5 million, or 20.5%, compared to EBITDA of $41.5 million for the year ended September 30, 2014. EBITDA is not a measure of financial performance under GAAP. Refer to the “Selected Financial Data” section of this Form 10-K for a definition of EBITDA and a reconciliation of the Company’s net income to EBITDA.

●

Liquidity. As of September 30, 2015, cash and cash equivalents was $2.9 million, and there was $14.0 million available under our then-existing $15.0 million credit agreement. As of September 30, 2015, the Company had outstanding letters of credit of $1.0 million, which amount was reserved against the amount available for borrowing under the terms of the credit agreement. The Company had no amounts outstanding under its credit agreement as of September 30, 2015.

●

New store growth. We have opened 64 new stores since the beginning of fiscal year 2011, with 103 stores open as of September 30, 2015. Our new store compound annual growth rate was 19.6% from fiscal year 2013 to fiscal year 2015.

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

●

Opportunities in the growing natural and organic grocery and dietary supplements industry. Our industry, which includes organic and natural foods and dietary supplements, continues to experience growth driven primarily by increased public interest in health and nutrition. Capitalizing on this opportunity, we continue to open new stores and enter new markets. As we open new stores, our results of operations have been and may continue to be materially adversely affected based on the timing and number of new stores we open, their initial sales and new lease costs. The length of time it takes for a new store to become profitable can vary depending on a number of factors, including location, competition, a new market versus an existing market, the strength of store management and general economic conditions. Once a new store is open, it typically grows at a faster rate than mature stores for several years. Mature stores are stores that have been open for any part of five fiscal years or longer.

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue into the foreseeable future. Our financial results for the year ended September 30, 2015 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

Our performance is also impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, changing consumer choices and the cost of these products. Our store offerings consist of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings, including those resulting from reductions to or changes in our offerings, would have a material adverse effect on our business. Additionally, negative publicity regarding the safety of dietary supplements, product recalls or new or upgraded regulatory standards may adversely affect demand for our products and could result in lower consumer traffic, sales and results of operations.

●

Increased Competition. The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway, mass or discount retailers such as Wal-Mart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, specialty food retailers such as Sprouts and Trader Joe’s, warehouse clubs such as Sam’s Club and Costco, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, mail order and online retailers and multi-level marketers. These businesses compete with us on the basis of price, selection, quality, customer service, shopping experience or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage.

Outlook

We believe there are several key factors that have contributed to our success and will enable us to continue to expand profitably and increase our comparable store sales. These factors include a loyal customer base, increasing basket size, growing consumer interest in nutrition and wellness, a differentiated shopping experience that focuses on customer service, nutrition education and a shopper friendly retail environment, and our focus on high quality, affordable natural and organic groceries and dietary supplements.

We plan for the foreseeable future to continue opening new stores and entering new markets at or above recent levels of growth. During the past few years, we have successfully expanded our infrastructure to enable us to support our continued growth. This has included successfully implementing our ERP system, hiring key personnel, developing efficient new store opening construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center. We believe the implementation of our HRIS system has enabled us to more efficiently and effectively onboard and train our employees at all locations. During fiscal year 2015, we redesigned our website (www.naturalgrocers.com) to enhance functionality, create a more engaging user experience and increase its reach and effectiveness. In addition, in fiscal year 2015 we introduced the {N}power customer appreciation program at all our stores which we believe will enhance customer loyalty and increase customer engagement levels.

We believe there are opportunities for us to continue to expand our store base and focus on increasing comparable store sales. However, future sales growth, including comparable store sales, could vary due to increasingly competitive conditions in the natural and organic grocery and dietary supplement industry. As we continue to expand our store base, we believe there are opportunities for increased leverage in costs, such as administrative expenses, as well as increased economies of scale in sourcing products. However, due to our commitment to providing high-quality products at affordable prices and increased competition, such sourcing economies and efficiencies at our bulk food repacking facility and distribution center may not be reflected in our gross margin in the near term.

Our operating results may be affected by a variety of internal and external factors and trends, which are described more fully in the section entitled “Risk Factors” appearing elsewhere in this Form 10-K.

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

●

Change in daily average comparable store sales. Daily average comparable store sales are comparable store sales divided by the number of selling days in each period. We use this metric to remove the effect of differences in the number of selling days we are open during the comparable periods (for example, as a result of leap years or the Easter holiday shift between quarters).

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

●

Change in daily average mature store sales. Daily average mature store sales are mature store sales divided by the number of selling days in each period. We use this metric to remove the effect of differences in the number of selling days during the comparable periods (for example, as a result of leap years or the Easter holiday shift between quarters).

●

Transaction count. Transaction count represents the number of transactions reported at our stores during the period and includes transactions that are voided, return transactions and exchange transactions.

●

Average transaction size. Average transaction size, or basket size, is calculated by dividing net sales by transaction count for a given time period. We use this metric to track the trends in average dollars spent in our stores per customer transaction.

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink and store occupancy costs. Store occupancy costs include rent, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility. The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors, and as a result, our cost of goods sold and occupancy costs data included in this Form 10-K may not be identical to those of our competitors, and may not be comparable to similar data made available by our competitors. Occupancy costs as a percentage of sales typically decrease as new stores mature and increase sales. We do not record in cost of goods sold and occupancy costs rent payments for leases classified as capital and financing lease obligations. Rather, these rent payments are recognized as a reduction of the related obligations and as interest expense. Additionally, depreciation expense related to the capitalized asset is recorded in store expenses.

Gross profit and gross margin

Gross profit is equal to our net sales less our cost of goods sold and occupancy costs. Gross margin is gross profit as a percentage of sales. Gross margin is impacted by changes in retail prices, product costs, occupancy costs and the mix of products sold, as well as the rate at which we open new stores.

Store expenses

Store expenses consist of store level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on capitalized real estate leases, land improvements, leasehold improvements, fixtures and equipment and computer hardware and software. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations. The majority of store expenses are comprised of salary-related expenses which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores require a certain level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of sales typically decrease.

Administrative expenses

Administrative expenses consist of home office-related expenses, such as salary and benefits, share-based compensation, office supplies, hardware and software expenses, depreciation and amortization expense, occupancy costs (including rent, common area maintenance, real estate taxes and utilities), professional services expenses, expenses associated with our Board and other general and administrative expenses. Depreciation expense included in administrative expenses relates to depreciation for assets directly used at the home office including depreciation on land improvements, leasehold improvements, fixtures and equipment and computer hardware and software.

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

Interest expense

Interest expense consists of the interest associated with capital and financing lease obligations, net of capitalized interest. Interest expense also includes interest we incur on our outstanding indebtedness, including under our Credit Facility. As of September 30, 2015, 2014 and 2013, no amounts were outstanding under our Credit Facility.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Year ended September 30,
	2015	2014	2013
Statements of Income Data:*
Net sales	100.0%	100.0	100.0
Cost of goods sold and occupancy costs	70.8	70.9	70.8
Gross profit	29.2	29.1	29.2
Store expenses	21.2	20.9	20.9
Administrative expenses	2.8	2.8	3.1
Pre-opening and relocation expenses	0.6	0.7	0.8
Operating income	4.6	4.7	4.4
Interest expense	(0.5)	(0.5)	(0.5)
Income before income taxes	4.1	4.2	3.9
Provision for income taxes	(1.5)	(1.6)	(1.5)
Net income	2.6%	2.6	2.5
__________________________
*Figures may not sum due to rounding.
Other Operating Data:
Number of stores at end of period	103	87	72
Store unit count increase period over period	18.4%	20.8	22.0
Change in comparable store sales	5.9%	5.6	10.8
Change in daily average comparable store sales	5.9%	5.6	11.1
Change in mature store sales	2.6%	3.4	6.1
Change in daily average mature store sales	2.6%	3.4	6.4

Year ended September 30, 2015 compared to Year ended September 30, 2014

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Change in
	2015	2014	Dollars	Percent
Statements of Income Data:
Net sales	$624,678	520,674	104,004	20.0%
Cost of goods sold and occupancy costs	442,582	369,172	73,410	19.9
Gross profit	182,096	151,502	30,594	20.2
Store expenses	132,131	108,657	23,474	21.6
Administrative expenses	17,514	14,823	2,691	18.2
Pre-opening and relocation expenses	3,822	3,774	48	1.3
Operating income	28,629	24,248	4,381	18.1
Other income (expense):
Dividends and interest income	—	2	(2)	(100.0)
Interest expense	(2,993)	(2,496)	(497)	19.9
Income before income taxes	25,636	21,754	3,882	17.8
Provision for income taxes	(9,432)	(8,281)	(1,151)	13.9
Net income	$16,204	13,473	2,731	20.3%

Net sales

Net sales increased $104.0 million, or 20.0%, to $624.7 million for the year ended September 30, 2015 compared to $520.7 million for the year ended September 30, 2014, primarily due to a $73.3 million increase in new store sales and a $30.7 million, or 5.9%, increase in comparable store sales. The comparable store sales increase was driven by a 3.6% increase in daily average transaction count and a 2.2% increase in average transaction size. Comparable store average transaction size was $35.98 in the year ended September 30, 2015.

Gross profit

Gross profit increased $30.6 million, or 20.2%, to $182.1 million for the year ended September 30, 2015 compared to $151.5 million for the year ended September 30, 2014, primarily driven by positive comparable store sales and an increase in the number of stores. Gross margin increased to 29.2% for the year ended September 30, 2015 from 29.1% for the year ended September 30, 2014. Gross margin was positively impacted by an increase in product gross margin, partially offset by an increase in occupancy costs as a percentage of sales for the year ended September 30, 2015 as compared to the year ended September 30, 2014. The positive impact in product margin is due to increases in product margin across most departments in the year ended September 30, 2015 as compared to the year ended September 30, 2014. Occupancy costs as a percentage of sales increased in the year ended September 30, 2015 as compared to the year ended September 30, 2014, primarily due to increased average lease expenses at newer stores.

For the years ended September 30, 2015 and 2014, the Company had 13 and ten leases respectively, for stores which were classified as capital and financing lease obligations. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the years ended September 30, 2015 and 2014 would have been approximately 60 basis points higher than as reported.

Store expenses

Store expenses increased $23.5 million, or 21.6%, to $132.1 million in the year ended September 30, 2015 from $108.7 million in the year ended September 30, 2014, primarily due to increases in salary related expenses, depreciation, and other store expenses related for the most part to increases in store count. Store expenses as a percentage of sales were 21.2% and 20.9% for the years ended September 30, 2015 and 2014, respectively. The increase in store expenses as a percentage of sales was primarily due to increases in other store expense and depreciation expense, partially offset by decreases in salary related expenses, all as a percentage of sales. The increase in other store expense as a percentage of sales was primarily driven by increases in ongoing facilities maintenance, other promotions and marketing support. Store expenses for the year ended September 30, 2015 were also impacted by higher incentive compensation and other discretionary benefit expense, reflecting our pay-for-performance philosophy.

Administrative expenses

Administrative expenses increased $2.7 million, or 18.2%, to $17.5 million for the year ended September 30, 2015 compared to $14.8 million for the year ended September 30, 2014, primarily due to increases in salary-related expenses, various professional fees and other administrative expenses. Administrative expenses as a percentage of sales were 2.8% for each of the years ended September 30, 2015 and 2014.

Pre-opening and relocation expenses

Pre-opening and relocation expenses were $3.8 million in each of the years ended September 30, 2015 and 2014. Pre-opening and relocation expenses as a percentage of sales were 0.6% and 0.7% for the years ended September 30, 2015 and 2014, respectively. The numbers of stores opened, relocated and remodeled were as follows for the periods presented:

	Year ended September 30,
	2015	2014
New stores	16	15
Relocated stores	1	─
Remodeled stores	1	2
	18	17

Interest expense

Interest expense, net of capitalized interest, increased $0.5 million, or 19.9%, in the year ended September 30, 2015 compared to the year ended September 30, 2014, primarily due to a $0.4 million increase in interest expense related to capital and financing lease obligations. If our capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 50 and 45 basis points lower than as reported in the years ended September 30, 2015 and 2014, respectively.

Income taxes

Provision for income taxes increased $1.2 million, or 13.9%, in the year ended September 30, 2015 compared to the year ended September 30, 2014, primarily due to a $3.9 million increase in income before income taxes, partially offset by favorable return to provision adjustments recognized in the year ended September 30, 2015. The effective tax rate decreased from 38.1% in the year ended September 30, 2014 to 36.8% in the year ended September 30, 2015, primarily due to the favorable return to provision adjustments resulting from lower federal taxable income due to the extension of the American Taxpayer Relief Act of 2012, which extended the 50% bonus depreciation on qualifying assets and the special 15 year life for qualified leasehold property and qualified retail improvement property acquired from January 1, 2014 through December 31, 2014. The lower taxable income reduced our actual federal income tax rate for fiscal year 2014 to 34.4%, compared to 35.0% estimated in our fiscal year 2014 tax provision. In addition, our return to provision adjustments were also favorably impacted by extension of the Work Opportunity Tax Credit (WOTC) through December 31, 2014 and other state tax credits.

Net income

Net income increased 20.3% to $16.2 million, or $0.72 per diluted earnings per share, in the year ended September 30, 2015 from $13.5 million, or $0.60 per diluted earnings per share, in the year ended September 30, 2014.

Year ended September 30, 2014 compared to the year ended September 30, 2013

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Change in
	2014	2013	Dollars	Percent
Statements of Income Data:
Net sales	$520,674	430,655	90,019	20.9%
Cost of goods sold and occupancy costs	369,172	304,922	64,250	21.1
Gross profit	151,502	125,733	25,769	20.5
Store expenses	108,657	89,935	18,722	20.8
Administrative expenses	14,823	13,479	1,344	10.0
Pre-opening and relocation expenses	3,774	3,231	543	16.8
Operating income	24,248	19,088	5,160	27.0
Other income (expense):
Dividends and interest income	2	9	(7)	(77.8)
Interest expense	(2,496)	(2,166)	(330)	15.2
Income before income taxes	21,754	16,931	4,823	28.5
Provision for income taxes	(8,281)	(6,379)	(1,902)	29.8
Net income	$13,473	10,552	2,921	27.7%

Net sales

Net sales increased $90.0 million, or 20.9%, to $520.7 million for the year ended September 30, 2014 compared to $430.7 million for the year ended September 30, 2013, primarily due to a $66.0 million increase in new store sales and a $24.0 million, or 5.6%, increase in comparable store sales. The comparable store sales increase was driven by a 2.3% increase in daily average transaction count and a 3.2% increase in average transaction size. Comparable store average transaction size was $36.09 in the year ended September 30, 2014. The rate of growth in our comparable store sales, while positive, has been slowed by the impact of increased competition.

Gross profit

Gross profit increased $25.8 million, or 20.5%, to $151.5 million for the year ended September 30, 2014 compared to $125.7 million for the year ended September 30, 2013, primarily driven by positive comparable store sales and an increase in the number of stores. Gross margin decreased to 29.1% for the year ended September 30, 2014 from 29.2% for the year ended September 30, 2013. The decrease in gross margin was due to an increase in occupancy costs as a percentage of sales, partially offset by an increase in product margin. The positive impact in product margin was due to increases in product margin across almost all departments, partially offset by a shift in sales mix towards products with lower margin for the year ended September 30, 2014 as compared to the year ended September 30, 2013. Gross margin benefitted from operating efficiencies at the bulk food repackaging and distribution center for the year ended September 30, 2014 as compared to the year ended September 30, 2013. Occupancy costs as a percentage of sales increased in the year ended September 30, 2014 as compared to the year ended September 30, 2013, primarily due to increased average lease expenses at newer stores and the fixed nature of occupancy costs per store.

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

Interest expense

Interest expense, net of capitalized interest, increased $0.3 million, or 15.2%, in the year ended September 30, 2014 compared to the year ended September 30, 2013, primarily due to a $0.7 million increase in interest expense primarily related to capital and financing lease obligations, offset by a $0.4 million increase in capitalized interest. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 45 and 50 basis points lower than as reported in the years ended September 30, 2014 and 2013, respectively.

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

Net income

Net income increased 27.7% to $13.5 million, or $0.60 per diluted earnings per share, in the year ended September 30, 2014 from $10.6 million, or $0.47 per diluted earnings per share, in the year ended September 30, 2013.

Non-GAAP financial measure

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization. The following table reconciles net income to EBITDA, dollars in thousands:

	Year ended September 30,
	2015	2014	2013
Net income	$16,204	13,473	10,552
Interest expense	2,993	2,496	2,166
Provision for income taxes	9,432	8,281	6,379
Depreciation and amortization	21,337	17,212	13,496
EBITDA	$49,966	41,462	32,593

EBITDA increased 20.5% to $50.0 million in the year ended September 30, 2015 compared to $41.5 million in the year ended September 30, 2014. EBITDA as a percent of sales was 8.0% for each of the years ended September 30, 2015 and 2014, respectively. The stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 60 basis points for each of the years ended September 30, 2015 and 2014 due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening date if these leases had been accounted for as operating leases.

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

Management believes that some investors’ understanding of our performance is enhanced by including EBITDA, a non-GAAP financial measure. We believe EBITDA provides additional information about: (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a measure in our financial covenants under our Credit Facility, and our incentive compensation plans base incentive compensation payments on our EBITDA performance. Furthermore, management believes some investors use EBITDA as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including EBITDA as a reasonable basis for comparing our ongoing results of operations. By providing EBITDA, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives.

Our competitors may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to those of other companies. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for, net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. EBITDA has limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or as a substitute for, analysis of our results as reported under GAAP. For additional discussion of our use of EBITDA, and some of the limitations, please refer to the “Selected Financial Data” section of this Form 10-K.

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility.

Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service and corporate taxes. As of September 30, 2015, we had $2.9 million in cash and cash equivalents, as well as $14.0 million available under our then-existing $15.0 million credit agreement. On November 17, 2015, as provided for in our Credit Facility, we obtained a commitment to increase the amount available for borrowing under our Credit Facility from $15.0 million to $25.0 million.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Year ended September 30,
	2015	2014	2013

Net cash provided by operating activities	$41,003	31,749	25,717
Net cash used in investing activities	(42,338)	(34,872)	(34,624)
Net cash (used in) provided by financing activities	(863)	104	(252)
Net decrease in cash and cash equivalents	(2,198)	(3,019)	(9,159)
Cash and cash equivalents, beginning of year	5,113	8,132	17,291
Cash and cash equivalents, end of year	$2,915	5,113	8,132

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $9.3 million, or 29.1%, to $41.0 million in the year ended September 30, 2015, from $31.7 million in the year ended September 30, 2014. Cash provided by operating activities increased $6.0 million, or 23.5%, to $31.7 million in the year ended September 30, 2014, from $25.7 million in the year ended September 30, 2013. The increase in cash provided by operating activities was primarily due to an increase in net income, as adjusted for depreciation and amortization resulting from the addition of new stores, offset by changes in working capital driven by the timing of payment on inventory and other purchases. Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures. Cash used in investing activities increased $7.5 million, or 21.4%, to $42.3 million in the year ended September 30, 2015 compared to $34.9 million in the year ended September 30, 2014 due to the Company’s purchase of substantially all the assets and assumption of certain liabilities of natural foods retailer Nature’s Pantry, Inc. (the Store Acquisition), which operated one retail store in Independence, Missouri. We paid $5.6 million during the year ended September 30, 2015 related to the Store Acquisition. Cash paid for capital expenditures increased $0.2 million in the year ended September 30, 2015 compared to the year ended September 30, 2014, and is driven by the number and the timing of new store openings.

During the year ended September 30, 2015, we opened 16 new stores, relocated one store and remodeled one store. We plan to spend approximately $54 million to $56 million on capital expenditures during fiscal year 2016 in connection with the 23 planned new stores, the four store relocations and the two store remodels. We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store.

Acquisition of property and equipment not yet paid increased $3.2 million to $6.4 million in fiscal year 2015 compared to fiscal year 2014 due to the timing of new store openings and relocations. We opened four new stores in the fourth quarter of fiscal year 2015 compared to opening three new stores in the fourth quarter of fiscal year 2014.

Cash used in investing activities increased $0.2 million, or 0.7%, to $34.9 million in the year ended September 30, 2014 from $34.6 million in the year ended September 30, 2013. The increase in capital expenditures from the year ended September 30, 2014 compared to the year ended September 30, 2013, was primarily driven by the timing and increased number of new stores opened during the year ended September 30, 2014. In the year ended September 30, 2014, we had proceeds from the maturity of available-for-sale securities of $1.1 million and a reduction in our restricted cash balance of $0.5 million.

Financing Activities

Cash used in or provided by financing activities consists primarily of borrowings and repayments under our Credit Facility, excess tax benefits on vested share-based compensation and payments of capital and financing lease obligations. Cash used in financing activities was $0.9 million for the year ended September 30, 2015, compared to cash provided by financing activities of $0.1 million in the year ended September 30, 2014. The decrease in cash provided by financing activities for the year ended September 30, 2015 was primarily due to the payment of $0.5 million of contingent consideration related to the Store Acquisition and a $0.4 million decrease in the excess tax benefit from share-based compensation.

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

Credit Facility

Credit Facility

We are a party to an amended and restated revolving Credit Facility.

We had no amounts outstanding under our then-existing $15.0 million credit agreement at September 30, 2015 or 2014, and $14.0 million available for borrowing as of September 30, 2015. As of September 30, 2015, we had undrawn, issued and outstanding letters of credit of $1.0 million, which amount was reserved against the amount available for borrowing under the terms of the credit agreement. On November 17, 2015, as provided for in our Credit Facility, we obtained a commitment to increase the amount available for borrowing under our Credit Facility from $15.0 million to $25.0 million.

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

Our Credit Facility is secured by a lien on substantially all of our assets. Our Credit Facility requires compliance with certain operational and financial covenants (including a leverage ratio and a fixed charge coverage ratio). Our Credit Facility also contains certain other limitations on our ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions as defined in the agreement. Additionally, our Credit Facility prohibits the payment of cash dividends to the holding company from the operating company, without the administrative agent’s consent except when no default or event of default exists. If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business. We do not expect such restrictions to impact our ability to meet our cash obligations. The terms and conditions of the Credit Facility and associated documents are customary and include, among other things, guarantees, security interest grants, pledges and subordinations. As of September 30, 2015, we were in compliance with the debt covenants of our credit agreement.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2015, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1–3 years	3-5 years	More than 5 years

Interest payments (1)	$29	16	13	─	─
Operating leases (2)	387,906	27,172	59,809	57,069	243,856
Capital and financing lease obligations, including principal and interest payments (3)	47,206	3,692	7,439	7,526	28,549
Contractual obligations for construction related activities (4)	3,422	3,422	─	─	─
	$438,563	34,302	67,261	64,595	272,405

(1)	We assumed the interest payments to be paid during the remainder of our Credit Facility using an unused commitment fee of 0.15% for amounts not borrowed as of September 30, 2015.

(2)	Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(3)

Represents the payments due under our 13 capital and financing lease obligations, 12 of which were open as of September 30, 2015. We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(4)

Contractual obligations for construction-related activities include future payments to general contractors that are legally binding as of September 30, 2015 and relate to new store construction, relocations and remodels.

Off-Balance Sheet Arrangements

As of September 30, 2015, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. All of our stores and facilities, with one exception, are leased. We own one store that is located on leased property. As of September 30, 2015, 13 store leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-17 “Income Taxes” Topic 740, “Income Taxes.” (ASU 2015-17). ASU 2015-17 addresses the balance sheet classification of deferred taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 will be effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The guidance will be effective for our first quarter of the fiscal year ending September 30, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are currently evaluating the impact that the adoption of ASU 2015-17 will have on our consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments” Topic 805, “Business Combinations” (ASU 2015-16). The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined and eliminates the requirement to retrospectively revise prior periods. Additionally, an acquirer should record in the same period the effects on earnings of any changes in the provisional accounts, calculated as if the accounting had been completed at the acquisition date. The amendments should be applied on a prospective basis. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The guidance in ASU 2015-16 will be effective for our first quarter of the fiscal year ending September 30, 2017.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” Topic 330, “Inventory” (ASU 2015-11). The amendments in ASU 2015-11, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost and net realizable value. The amendments in ASU 2015-11 should be applied on a prospective basis. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The provisions of ASU 2015-11 are effective for our first quarter of the fiscal year ending September 30, 2018. We are currently evaluating the impact that the adoption of ASU 2015-11 will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” Subtopic 350-40, “Intangibles-Goodwill and Other – Internal-Use Software” (ASU 2015-05). ASU 2015-05 provides guidance as to whether a cloud computing arrangement (such as software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. The amendments in ASU 2015-05 may be applied on either a prospective or retrospective basis and early adoption is permitted. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The provisions of ASU 2015-05 are effective for our first quarter of the fiscal year ending September 30, 2017. We are currently evaluating the impact that the adoption of ASU 2015-05 will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” Topic 835, “Interest” (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest,” Subtopic 835-30, “Interest” (ASU 2015-15). The guidance in ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line of credit arrangements and ASU 2015-15 was issued to clarify that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangements. The amendments in ASU 2015-03 should be applied on a retrospective basis and early adoption is permitted. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance in ASU 2015-03 will be effective for us in the first quarter of the fiscal year ending September 30, 2017. In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.” The FASB approved the deferral of ASU 2014-09, by extending the new revenue recognition standard’s mandatory effective date by one year and permitting public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. However, earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. The guidance in ASU 2014-09 will be effective for us in the first quarter of the fiscal year ending September 30, 2019. We have not yet selected a transition method and are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements and related disclosures.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained by the relevant taxing authority. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require the use of our cash and would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

Goodwill and Intangible Assets

We assess our goodwill and intangible assets primarily consisting of trademarks, favorable operating leases and covenants-not-to-compete at least annually. The Company’s annual impairment testing of goodwill is performed as of September 30. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is not necessary. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs the two-step impairment test. There are significant judgments and estimates within the processes; it is therefore possible that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

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

Leases

We lease retail stores, a bulk food repackaging facility and distribution center, land and administrative offices under long-term operating, capital financing leases or capital leases. Accounting for leased properties requires compliance with technical accounting rules and significant judgment by management. Application of these accounting rules and assumptions made by management will determine whether the lease is accounted for as an operating lease, whether we are considered the owner for accounting purposes or whether the lease is accounted for as a capital lease.

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

●

minimum lease term that includes contractual lease periods, and may also include the exercise of renewal options if the exercise of the option is determined to be reasonably assured or where failure to exercise such options would result in an economic penalty. The minimum lease term is used as a factor in determining whether the lease is accounted for as an operating lease or a capital lease and in determining the period over which to depreciate the capital lease asset; and

●

incremental borrowing rate which is estimated based on treasury rates for debt with maturities comparable to the minimum lease term and our credit spread and other premiums. The incremental borrowing rate is used as a factor in determining the present value of the minimum lease payments which is then used in determining whether the lease is accounted for as an operating lease or capital lease, as well as for allocating our rental payments on capital leases between interest expense and a reduction of the outstanding obligation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate changes of our long-term debt. We do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to our Credit Facility. As of September 30, 2015, we had no amounts outstanding under our Credit Facility. Our Credit Facility carries floating interest rates that are tied to the prime rate, and therefore, our statements of income and our cash flows are exposed to changes in interest rates. Based upon a sensitivity analysis at September 30, 2015, a hypothetical 100 basis point change in interest rates would change our annual interest expense by less than $0.1 million in the year ended September 30, 2015.

Item 8. Financial Statements and Supplementary Data.

Natural Grocers by Vitamin Cottage, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Grocers by Vitamin Cottage, Inc.:

We have audited the accompanying consolidated balance sheets of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries (the Company) as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

December 10, 2015

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$2,915	5,113
Accounts receivable, net	2,576	2,146
Merchandise inventory	74,818	58,381
Prepaid expenses and other current assets	1,108	641
Deferred income tax assets	866	832
Total current assets	82,283	67,113
Property and equipment, net	145,219	120,224
Other assets:
Deposits and other assets	778	712
Goodwill and other intangible assets, net	5,623	900
Deferred financing costs, net	21	36
Total other assets	6,422	1,648
Total assets	$233,924	188,985
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,896	33,835
Accrued expenses	19,649	15,822
Capital and financing lease obligations, current portion	333	229
Total current liabilities	69,878	49,886
Long-term liabilities:
Capital and financing lease obligations, net of current portion	27,274	21,748
Deferred income tax liabilities	6,073	5,409
Deferred compensation	314	—
Deferred rent	6,922	5,842
Leasehold incentives	7,975	7,246
Total long-term liabilities	48,558	40,245
Total liabilities	118,436	90,131
Commitments (Notes 11 and 18)
Stockholders’ equity:
Common stock, $0.001 par value. 50,000,000 shares authorized, 22,496,628 and 22,485,488 shares issued and outstanding, respectively	22	22
Additional paid-in capital	54,982	54,552
Retained earnings	60,484	44,280
Total stockholders’ equity	115,488	98,854
Total liabilities and stockholders’ equity	$233,924	188,985

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Year ended September 30,
	2015	2014	2013
Net sales	$624,678	520,674	430,655
Cost of goods sold and occupancy costs	442,582	369,172	304,922
Gross profit	182,096	151,502	125,733
Store expenses	132,131	108,657	89,935
Administrative expenses	17,514	14,823	13,479
Pre-opening and relocation expenses	3,822	3,774	3,231
Operating income	28,629	24,248	19,088
Other income (expense):
Dividends and interest income	—	2	9
Interest expense	(2,993)	(2,496)	(2,166)
Total other expense, net	(2,993)	(2,494)	(2,157)
Income before income taxes	25,636	21,754	16,931
Provision for income taxes	(9,432)	(8,281)	(6,379)
Net income	$16,204	13,473	10,552

Net income per share of common stock:
Basic	$0.72	0.60	0.47
Diluted	$0.72	0.60	0.47
Weighted average number of shares of common stock outstanding:
Basic	22,490,260	22,466,432	22,399,346
Diluted	22,500,833	22,479,835	22,441,382

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year ended September 30,
	2015	2014	2013
Net income	$16,204	13,473	10,552
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, net of tax benefit	—	—	4
Other comprehensive income	—	—	4
Comprehensive income	$16,204	13,473	10,556

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended September 30,
	2015	2014	2013
Operating activities:
Net income	$16,204	13,473	10,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,337	17,212	13,496
Loss on disposal of property and equipment	56	1	43
Share-based compensation	573	532	602
Excess tax benefit from share-based compensation	—	(399)	(592)
Deferred income tax expense (benefit)	630	(1,186)	2,452
Non-cash interest expense	15	19	47
Interest accrued on investments and amortization of premium	—	9	27
Other amortization	—	—	26
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(430)	255	(546)
Income tax receivable	—	612	(601)
Merchandise inventory	(15,711)	(12,909)	(7,928)
Prepaid expenses and other assets	(533)	(665)	105
Increase in:
Accounts payable	12,891	5,202	4,480
Accrued expenses	3,848	6,952	2,283
Deferred compensation	314	—	—
Deferred rent and leasehold incentives	1,809	2,641	1,271
Net cash provided by operating activities	41,003	31,749	25,717
Investing activities:
Acquisition of property and equipment	(36,750)	(36,512)	(39,708)
Proceeds from sale of property and equipment	13	—	5,005
Payment for acquisition	(5,601)	—	—
Purchase of available-for-sale securities	—	—	(521)
Proceeds from sale of available-for-sale securities	—	—	90
Proceeds from maturity of available-for-sale securities	—	1,140	1,010
Decrease (increase) in restricted cash	—	500	(500)
Net cash used in investing activities	(42,338)	(34,872)	(34,624)
Financing activities:
Borrowings under credit facility	202,878	46,440	81
Repayments under credit facility	(202,878)	(46,440)	(81)
Repayments under notes payable, related party	—	—	(282)
Capital and financing lease obligations payments	(247)	(182)	(121)
Contingent consideration payments for acquisition	(514)	—	—
Excess tax benefit from share-based compensation	—	399	592
Equity issuance costs	—	—	(268)
Payments on withholding tax for restricted stock unit vesting	(102)	(83)	(155)
Loan fees paid	—	(30)	(18)
Net cash (used in) provided by financing activities	(863)	104	(252)
Net decrease in cash and cash equivalents	(2,198)	(3,019)	(9,159)
Cash and cash equivalents, beginning of year	5,113	8,132	17,291
Cash and cash equivalents, end of year	$2,915	5,113	8,132
Supplemental disclosures of cash flow information:
Cash paid for interest	$63	16	7
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $309, $364 and $0, respectively	2,809	2,423	2,036
Income taxes paid	8,194	3,762	3,916
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$6,429	3,260	3,545
Property acquired through capital and financing lease obligations	5,772	2,300	14,372

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Fiscal years ended September 30, 2015, 2014 and 2013

(Dollars in thousands, except per share data)

	Common Stock –$0.001		Accumulated other	Additional		Total
	par value		comprehensive	paid-in	Retained	stockholders’
	Shares	Amount	(loss) income	capital	earnings	equity
Balances September 30, 2012	22,372,184	$22	$(4)	$52,676	$20,255	$72,949
Net income.	—	—	—	—	10,552	10,552
Accumulated other comprehensive income	—	—	4	—	—	4
Issuance costs	—	—	—	(12)	—	(12)
Share-based compensation	69,069	—	—	448	—	448
Excess tax benefit of share-based compensation	—	—	—	592	—	592
Balances September 30, 2013	22,441,253	22	—	53,704	30,807	84,533
Net income	—	—	—	—	13,473	13,473
Share-based compensation	44,235	—	—	449	—	449
Excess tax benefit of share-based compensation	—	—	—	399	—	399
Balances September 30, 2014	22,485,488	22	—	54,552	44,280	98,854
Net income	—	—	—	—	16,204	16,204
Share-based compensation	11,140	—	—	471	—	471
Tax shortfall related to share-based compensation	—	—	—	(41)	—	(41)
Balances September 30, 2015	22,496,628	$22	$—	$54,982	$60,484	$115,488

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage® with 103 stores as of September 30, 2015, including 34 stores in Colorado, 14 in Texas, eight each in Oregon and Kansas, seven in Oklahoma, six in Arizona, five in New Mexico, four in Montana, three each in Idaho and Nebraska, two each in Missouri, Utah and Wyoming, and one each in Arkansas, Minnesota, Nevada, North Dakota and Washington. The Company also has a bulk food repackaging facility and distribution center in Colorado. The Company had 87 and 72 stores as of September 30, 2014 and 2013, respectively.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the holding company’s wholly owned subsidiaries, Vitamin Cottage Natural Food Markets, Inc. (the operating company), Vitamin Cottage Two Ltd. Liability Company and Natural Systems, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to allowances for self-insurance reserves, valuation of inventories, useful lives of property and equipment for depreciation and amortization, deferred tax assets and liabilities and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

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

Investments

Available-for-sale investments are recorded at fair value. Unrealized holding gains and losses on available-for-sale investments are excluded from earnings and are reported as a component of other comprehensive income until realized. A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary for a period greater than two fiscal quarters results in a reduction of the fair value. Declines in fair value deemed to be other-than-temporary are charged against net earnings. Investments that have an original maturity date of less than one year are classified as short-term assets, and investments that have an original maturity date of greater than one year are classified as long-term assets.

Accounts Receivable

Accounts receivable consists primarily of receivables from vendors for certain promotional programs, newsletter advertising and other miscellaneous receivables and are presented net of any allowances for doubtful accounts. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for doubtful accounts is calculated based on historical experience and application of the specific identification method. Allowance for doubtful accounts totaled less than $0.1 million at each of September 30, 2015 and 2014.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of investments in cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalent account balances, which are held in major financial institutions, exceeded the Federal Deposit Insurance Corporation’s federally insured limits by approximately $1.1 million as of September 30, 2015.

Vendor Concentration

For the years ended September 30, 2015, 2014 and 2013, purchases from the Company’s largest vendor and one of its subsidiaries represented approximately 57%, 56% and 55%, respectively, of all product purchases made during such periods. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

Merchandise Inventory

Merchandise inventory consists of goods held for sale. The cost of inventory includes certain costs associated with the preparation of inventory for sale, including inventory overhead costs. Merchandise inventory is carried at the lower of cost or market value. Cost is determined using the weighted average cost method.

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
Level 2 —

Inputs include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

Level 3 —	Inputs are unobservable and are considered significant to the fair value measurement.

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

The Company’s annual impairment testing of goodwill is performed as of September 30. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is not necessary. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs the two-step impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. To date, the Company has recorded no impairment charges related to goodwill.

Impairment of Finite-Lived Intangible and Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company aggregates long-lived assets at the store level, which the Company considers to be the lowest level in the organization for which independent identifiable cash flows are available. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that store to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. The Company considers factors such as historic and forecasted operating results, trends and future prospects, current market value, significant industry trends and other economic and regulatory factors in performing these analyses. To date, the Company has recorded no impairment charges related to finite-lived intangible or long-lived assets.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in store expenses and pre-opening and relocation expenses in the consolidated statements of income. Total advertising and marketing expenses for the years ended September 30, 2015, 2014 and 2013 were approximately $9.3 million, $7.8 million and $6.2 million, respectively, net of vendor reimbursements received for newsletter advertising. Advertising expense reimbursements received from vendors totaled approximately $2.5 million, $1.9 million and $1.5 million for the years ended September 30, 2015, 2014 and 2013, respectively.

Share-Based Compensation

The Company adopted the 2012 Omnibus Incentive Plan in connection with the IPO on July 25, 2012. Restricted common stock units are granted at the market price of the Company’s common stock on the date of grant and expensed over the applicable vesting period.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-17 “Income Taxes” Topic 740, “Income Taxes.” (ASU 2015-17). ASU 2015-17 addresses the balance sheet classification of deferred taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 will be effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The guidance will be effective for the Company’s first quarter of the fiscal year ending September 30, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact that the adoption of ASU 2015-17 will have on its consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments” Topic 805, “Business Combinations” (ASU 2015-16). The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined and eliminates the requirement to retrospectively revise prior periods. Additionally, an acquirer should record in the same period the effects on earnings of any changes in the provisional accounts, calculated as if the accounting had been completed at the acquisition date. The amendments should be applied on a prospective basis. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The guidance in ASU 2015-16 will be effective for the Company’s first quarter of the fiscal year ending September 30, 2017.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” Topic 330, “Inventory” (ASU 2015-11). The amendments in ASU 2015-11, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost and net realizable value. The amendments in ASU 2015-11 should be applied on a prospective basis. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The provisions of ASU 2015-11 are effective for the Company’s first quarter of the fiscal year ending September 30, 2018. The Company is currently evaluating the impact that the adoption of ASU 2015-11 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” Subtopic 350-40, “Intangibles-Goodwill and Other – Internal-Use Software” (ASU 2015-05). ASU 2015-05 provides guidance as to whether a cloud computing arrangement (such as software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. The amendments in ASU 2015-05 may be applied on either a prospective or retrospective basis and early adoption is permitted. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The provisions of ASU 2015-05 are effective for the Company’s first quarter of the fiscal year ending September 30, 2017. The Company is currently evaluating the impact that the adoption of ASU 2015-05 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” Topic 835, “Interest” (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest,” Subtopic 835-30, “Interest” (ASU 2015-15). The guidance in ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements and ASU 2015-15 was issued to clarify that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. The amendments in ASU 2015-03 should be applied on a retrospective basis and early adoption is permitted. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 , and interim periods within those fiscal years. The guidance in ASU 2015-03 will be effective for the Company in the first quarter of the fiscal year ending September 30, 2017. The Company is currently evaluating the impact that the adoption of ASU 2015-03 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.” The FASB approved the deferral of ASU 2014-09, by extending the new revenue recognition standard’s mandatory effective date by one year and permitting public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. However, earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. The guidance in ASU 2014-09 will be effective for the Company in the first quarter of the fiscal year ending September 30, 2019. The Company has not yet selected a transition method and is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and related disclosures.

3. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below is basic and diluted earnings per share for the years ended September 30, 2015, 2014 and 2013, dollars in thousands, except per share data:

	Year ended September 30,
	2015	2014	2013
Net income	$16,204	13,473	10,552
Weighted average number of shares of common stock outstanding	22,490,260	22,466,432	22,399,346
Effect of dilutive securities	10,573	13,403	42,036
Weighted average number of shares of common stock outstanding including the effect of dilutive securities	22,500,833	22,479,835	22,441,382

Basic earnings per share	$0.72	0.60	0.47
Diluted earnings per share	$0.72	0.60	0.47

There were 120,674, 3,558 and 50,320 non-vested restricted stock units (RSUs) for the years ended September 30, 2015, 2014 and 2013, respectively, excluded from the calculation as they are antidilutive.

The Company did not declare or pay any dividends in the years ended September 30, 2015, 2014 or 2013.

As of September 30, 2015, the Company had 50,000,000 shares of common stock authorized, of which 22,496,628 shares were issued and outstanding, as well as 10,000,000 shares of preferred common stock authorized, of which none was issued and outstanding.

4. Investments

The Company had no investments as of September 30, 2015 or 2014. During the years ended September 30, 2014 and 2013, the Company recorded insignificant amounts of interest income.

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

As of September 30, 2015 and 2014, the Company did not have any financial assets or liabilities that were subject to fair value measurements.

6. Property and Equipment

The Company had the following property and equipment balances as of September 30, 2015 and 2014, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2015	2014
Construction in process		n/a		$10,150	6,867
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		24,774	17,107
Capitalized real estate leases		15		4,866	4,866
Land		n/a		192	192
Buildings		40		4,980	3,985
Land improvements	5	-	15	1,015	1,000
Leasehold and building improvements	1	-	25	91,865	74,691
Fixtures and equipment	5	-	7	83,932	69,894
Computer hardware and software	3	-	5	13,834	10,740
				235,608	189,342
Less accumulated depreciation and amortization				(90,389)	(69,118)
Property and equipment, net				$145,219	120,224

As of September 30, 2015 and 2014, construction in process included $0 and approximately $2.3 million, respectively, related to construction costs for build-to-suit leases in process for which the Company was deemed the owner during the construction period. As of September 30, 2015 and 2014, construction in process included $0.9 million and $0, respectively, for capital real estate leases.

Capitalized costs for computer software development were $0.2 million and $0.1 million for the years ended September 30, 2015 and 2014, respectively, primarily due to capitalization of internal staff compensation. Total costs capitalized for qualifying construction projects on leasehold and building improvements and fixtures and equipment included approximately $0.6 million and $0.5 million, for the years ended September 30, 2015 and 2014, respectively, related to internal staff compensation. Interest costs of approximately $0.3 million and $0.4 million were capitalized for the years ended September 30, 2015 and 2014, respectively; no amounts of interest were capitalized for the year ended September 30, 2013. Depreciation expense related to capitalized internal staff compensation was approximately $0.4 million, $0.3 million and $0.3 million for the years ended September 30, 2015, 2014, and 2013, respectively.

Depreciation and amortization expense for the years ended September 30, 2015, 2014 and 2013 is summarized as follows, dollars in thousands:

	Year ended September 30,
	2015	2014	2013
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$796	770	709
Depreciation and amortization expense included in store expenses	19,635	15,861	12,365
Depreciation and amortization expense included in administrative expenses	906	581	422
Total depreciation and amortization expense	$21,337	17,212	13,496

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2015 and 2014, are summarized as follows, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2015	2014
Amortizable intangible assets:
Covenants-not-to-compete	2	-	5	$353	293
Favorable operating lease		5		339	339
Other intangibles	0.5	-	1	27	22
Amortized intangible assets				719	654
Less accumulated amortization				(683)	(654)
Amortized intangible assets, net				36	—
Trademark	Indefinite			389	389
Total other intangibles, net				425	389
Goodwill	Indefinite			5,198	511
Total goodwill and other intangibles, net				$5,623	900

Amortization expense was less than $0.1 million, $0 and less than $0.1 million for the years ended September 30, 2015, 2014 and 2013, respectively. The aggregate estimated amortization expense for the years ending September 30, 2016 and 2017 is less than $0.1 million. There is no estimated amortization expense for the years ending September 30, 2018, 2019 and 2020. The increase in goodwill and intangible assets in the year ended September 30, 2015 was due to the Store Acquisition described in Note 17.

8. Accrued Expenses

The composition of accrued expenses as of September 30, 2015 and 2014, is summarized as follows, dollars in thousands:

	As of September 30,
	2015	2014
Payroll and employee-related expenses	$7,795	5,886
Accrued income taxes payable	5,540	4,868
Accrued property, sales and use tax payable	4,365	3,409
Accrued marketing expenses	532	421
Deferred revenue related to gift card sales	864	725
Other	553	513
Total accrued expenses	$19,649	15,822

9. Deferred Financing Costs

The Company has capitalized costs incurred in securing its Credit Facility (see Note 10). Deferred financing costs, net of accumulated amortization were less than $0.1 million as of September 30, 2015 and 2014. Accumulated amortization was approximately $0.9 million as of both September 30, 2015 and 2014, respectively.

Total amortization expense for deferred financing costs was less than $0.1 million for each of the years ended September 30, 2015, 2014 and 2013.

10. Long-Term Debt

Credit Facility

The Company is party to a credit agreement (the Credit Facility). The operating company is the borrower under the Credit Facility, and its obligations under the Credit Facility are guaranteed by the holding company. The Credit Facility is secured by a lien on substantially all of the Company’s assets.

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

If no default or event of default exists dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses in the ordinary course of business. The Company does not expect such restrictions to impact its ability to meet cash obligations. The terms and conditions of the Credit Facility and associated documents are customary and include, among other things, guarantees, pledges and subordinations. At September 30, 2015 and 2014, the Company was in compliance with the debt covenants.

On December 12, 2013, the Company amended and restated its $15.0 million credit agreement, as a result of which, among other things: (i) the maturity date of the Credit Facility was extended by three years to January 31, 2017; (ii) the Company has the right to request the issuance of letters of credit under the Credit Facility of up to $3.0 million; (iii) the Company is allowed to increase the amount available under the revolving credit facility, by an additional amount that may not exceed $10.0 million, by obtaining an additional commitment or commitments; (iv) a requirement for a consolidated earnings before interest, taxes, depreciation and amortization to revenue ratio was eliminated; and (v) the unused commitment fee was changed from 0.20% to amounts ranging from 0.15% to 0.35% based on certain conditions. The Company may borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date.

On November 17, 2015, as provided for in the Credit Facility, the Company obtained a commitment to increase the amount available for borrowing under the Credit Facility from $15.0 million to $25.0 million.

The Company had no amounts outstanding on its credit agreement as of September 30, 2015 and 2014. During the years ended September 30, 2015 and 2014, the Company made and repaid borrowings under the credit agreement. As of September 30, 2015, the Company had undrawn, issued and outstanding letters of credit of $1.0 million which were reserved against the amount available for borrowing under the terms of the credit agreement. As of each of September 30, 2015 and 2014, there was $14.0 million available under the then-existing $15.0 million credit agreement.

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

Capital and Financing Lease Obligations

The Company had 13 and ten leases as of September 30, 2015 and 2014, respectively, that are included in capital and financing lease obligations (see Notes 2 and 11). The Company does not record rent expense for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense (see Note 11). The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $3.3 million, $2.9 million and $2.2 million in the years ended September 30, 2015, 2014 and 2013, respectively. Interest expense for the years ended September 30, 2015, 2014 and 2013 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of approximately $0.3 million and $0.4 million for the years ended September 30, 2015 and 2014, respectively, and had no amounts of capitalized interest for the year ended September 30, 2013.

11. Lease Commitments

Operating Leases

The Company leases retail stores, a bulk food repackaging facility and distribution center and administrative offices under long-term operating leases through 2062. These leases include scheduled increases in minimum rents and renewal provisions at the option of the Company. Deferred rent expense as of September 30, 2015 and 2014 was approximately $6.9 million and $5.8 million, respectively. Tenant improvement allowances received from landlords (leasehold incentives) are recorded as liabilities and recognized evenly as a reduction to rent expense over the lease term. Leasehold incentives at September 30, 2015 and 2014 were approximately $8.0 million and $7.2 million, respectively. Sublease rental income was less than $0.1 million for each of the years ended September 30, 2015 and 2014. The Company had no sublease rental income during the year ended September 30, 2013.

The Company has five operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC and one operating lease with FTVC, LLC, all related parties (see Note 13). The terms and rental rates of these related party leases are similar to leases with nonrelated parties and are at market rental rates. The leases began at various times with the earliest occurring in November 1999, continue for various terms through February 2027 and include various options to renew. Currently, annual lease payments range from less than $0.1 million to approximately $0.3 million per lease.

Minimum rental commitments and sublease rental income under the terms of the Company’s operating leases are as follows, dollars in thousands:

Fiscal Year	Third parties	Related parties	Sublease Rental Income	Total Operating Leases
2016	$25,889	1,283	(125)	27,047
2017	28,458	1,281	(134)	29,605
2018	28,789	1,281	(134)	29,936
2019	27,588	1,281	(124)	28,745
2020	26,915	1,285	(121)	28,079
Thereafter	235,971	7,885	(338)	243,518
	$373,610	14,296	(976)	386,930

Total rent expense, including common area expenses and warehouse rent, for the years ended September 30, 2015, 2014, and 2013 totaled approximately $26.3 million, $20.5 million and $14.8 million, respectively, which is included in cost of goods sold and occupancy costs and administrative expenses in the consolidated statements of income. In addition, approximately $0.8 million, $1.0 million and $0.6 million is included in pre-opening and relocation expense associated with rent expense for stores prior to their opening date for the years ended September 30, 2015, 2014 and 2013, respectively.

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

Capital and Financing Lease Obligations

Capital and financing lease obligations as of September 30, 2015 and 2014, were as follows, dollars in thousands:

	As of September 30,
	2015	2014
Capital lease finance obligations, due in monthly installments through fiscal year 2029	$22,096	14,989
Capital lease obligations due in monthly installments through fiscal year 2028	4,539	4,672
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2024	—	2,316
Capital lease obligations for assets under construction, due in monthly installments through fiscal year 2041	972	—
Total capital and financing lease obligations	27,607	21,977
Less current portion	(333)	(229)
Total capital and financing lease obligations, net of current portion	$27,274	21,748

Capital lease finance obligations

From time to time, the Company enters into leases with developers for build-to-suit store locations. Upon lease execution, the Company analyzes its involvement during the construction period. As a result of defined forms of lessee involvement, the Company could be deemed the “owner” for accounting purposes during the construction period, and would be required to capitalize construction costs on its balance sheet. If the project costs were capitalized, the Company performs a sale-leaseback analysis upon completion of the project to determine if the Company can remove the asset from its balance sheet. If the asset cannot be removed from the balance sheet, the fair market value of the building remains on the balance sheet along with a corresponding capital lease finance obligation equal to the fair market value of the building less any amounts the Company contributed toward construction. The Company had capital lease finance obligations totaling approximately $22.1 million and $15.0 million as of September 30, 2015 and 2014, respectively. The leases that created the obligations expire or become subject to renewal clauses at various dates through fiscal year 2029. The Company does not record rent expense for capital lease finance obligations, but rather rent payments per the leases are recognized as a reduction of the related capital lease finance obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and capital lease finance obligation will be derecognized.

During the quarter ended December 31, 2014, the Company amended an existing lease with Chalet Properties, LLC, a related party (see Note 13) to obtain additional square footage at one Company store. Due to the Company’s involvement with construction for the additional space, the amended lease was deemed to be a capital financing lease in the quarter ended December 31, 2014. The Company capitalized a building asset and related capital lease finance obligation of $3.3 million. Per the lease terms, the Company will pay $2.8 million in cash for rent during the remaining term of the lease, of which $1.8 million will be recorded as interest expense and $1.0 million will be recorded as principal payments. Additionally, the Company will record $1.0 million in depreciation expense related to the building asset.

Capital lease obligations

The Company had capital lease obligations totaling approximately $4.5 million and $4.7 million as of September 30, 2015 and 2014, respectively. Certain of the Company’s leases for store locations are considered capital leases, and as such, the Company has capitalized the present value of the minimum lease payments under the leases for the stores and recorded related capital lease obligations. The leases that created the obligation expire or become subject to renewal clauses at various dates through fiscal year 2028. The Company does not record rent expense for capital lease obligations, but rather rent payments per the leases are recognized as a reduction of the related capital lease obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income.

Capital lease finance obligations for assets under construction

As of September 30, 2015, the Company had no construction in process related to capital lease finance obligations. As of September 30, 2014, the Company had recorded approximately $2.3 million in capital lease finance obligations for assets under construction. Once construction is completed, the Company was deemed to have continuing involvement and capitalized any additional costs of construction. The lease that created the obligation as of September 30, 2014 expires or becomes subject to renewal clauses in fiscal year 2024. The Company will not record rent expense for these leases, but rather rental payments under the leases will be recognized as a reduction of the capital lease finance obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and the capital lease finance obligation will be derecognized.

Capital lease obligations for assets under construction

As of September 30, 2015, the Company had recorded approximately $0.9 million for capital lease obligations for assets under construction. As of September 30, 2014, the Company had no construction in process related to capital lease obligations. The lease that created the obligation as of September 30, 2015 expires or becomes subject to renewal clauses in fiscal year 2041. The Company will not record rent expense for these leases, but rather rental payments under the leases will be recognized as a reduction of the capital lease obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and the capital lease obligation will be $0.

Future payments for capital lease finance obligations and capital lease obligations

Future payments under the terms of the leases for opened stores included in capital lease finance obligations and capital lease obligations as of September 30, 2015 are as follows, dollars in thousands:

	Interest expense on capital lease finance obligations	Principal payments on capital lease finance obligations	Interest expense on capital lease obligations	Principal payments on capital lease obligations	Total future payments on capital lease finance and capital lease obligations
2016	$2,643	177	650	151	3,621
2017	2,625	199	631	170	3,625
2018	2,604	234	609	192	3,639
2019	2,578	295	584	217	3,674
2020	2,546	329	554	247	3,676
Thereafter	15,836	4,464	2,460	3,561	26,321
Non-cash derecognition of capital lease finance obligations at end of lease term	—	16,399	—	—	16,399
	$28,832	22,097	5,488	4,538	60,955

Future payments under the terms of the lease for the store location at which construction was in progress as of September 30, 2015, based on the store opening date in the first quarter of fiscal 2016, are as follows, dollars in thousands:

	Interest expense on capital lease obligations for assets under construction	Principal payments on capital lease obligations for assets under construction	Total future payments on capital lease obligations for assets under construction
2016	$85	(14)	71
2017	85	3	88
2018	85	3	88
2019	85	3	88
2020	85	3	88
Thereafter	1,253	974	2,227
	$1,678	972	2,650

12. Share-Based Compensation

The Company adopted the 2012 Omnibus Incentive Plan (the Plan) on July 17, 2012. Restricted stock unit awards granted pursuant to the Plan, if they vest, will be settled in new shares of the Company’s common stock. At the adoption of the Plan, there were 1,090,151 shares of common stock available for issuance or delivery under the Plan, of which 620,580 remain available for grants as of September 30, 2015. The Plan provides for awards of options, stock appreciation rights, stock grants, restricted stock units, other share-based awards and cash-based incentive awards to officers, members of the Board of Directors (the Board) and certain employees who are not named executive officers and consultants. As of September 30, 2015, only restricted stock units had been granted under the Plan, at no out-of-pocket cost to officers, Board members and key employees. These restricted stock units vest subject to requisite service requirements, immediately in part or annually in installments over a one-to-five year period. The award recipients are not entitled to cash dividends or to vote with regard to non-vested restricted stock units, and the units are subject to forfeiture during the vesting period. Restricted stock units are granted at the market price of the Company’s stock on the date of grant and are expensed on a straight-line basis over the vesting period.

The shares of non-vested restricted stock units as of September 30, 2015 were as follows:

	Shares	Weighted average grant date fair value
Non-vested as of September 30, 2013	86,053	$21.80
Granted	3,558	42.16
Forfeited	(3,868)	34.07
Vested	(48,549)	12.38
Non-vested as of September 30, 2014	37,194	34.77
Granted	127,751	24.14
Forfeited	(17,560)	25.04
Vested	(15,529)	32.34
Non-vested as of September 30, 2015	131,856	26.05

Share-based compensation expense for awards to certain employees who are not named executive officers was approximately $0.4 million, $0.4 million, and $0.5 million for the years ended September 30, 2015, 2014, and 2013, respectively.

Prior to fiscal year 2015, each independent member of the Board was annually granted a number of non-vested restricted stock units under the Plan equal to the number of shares of common stock having a value equal to $50,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant). In December 2014, the disinterested members of the Board increased the value of the annual grant of restricted stock to each independent director to $60,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant). Such grants are made each year on the date of the Company’s annual meeting of stockholders, or on a pro rata basis in the case of a mid-year appointment. Share-based compensation expense for the Company’s awards to its Board members was approximately $0.2 million, $0.1 million, and $0.1 million for the years ended September 30, 2015, 2014, and 2013, respectively.

The Company recorded total share-based compensation expense before income taxes of approximately $0.6 million, $0.5 million, and $0.6 million in the years ended September 30, 2015, 2014, and 2013, respectively. The share-based compensation expense is included in cost of goods sold and occupancy expenses, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the applicable officer, Board member or key employee’s compensation expense is presented. The Company recognized a tax benefit from share-based compensation expense of approximately $0.2 million in each of the years ended September 30, 2015, 2014 and 2013.

As of September 30, 2015, there was approximately $3.0 million of unrecognized share-based compensation expense related to non-vested restricted stock units, net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately four years.

13. Related Party Transactions

The Company has ongoing relationships with related parties as noted:

Chalet Properties, LLC: The Company has five operating leases and one capital lease finance obligation (see Note 11) with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members, Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $1.1, million, $1.3 million and $1.3 million for the years ended September 30, 2015, 2014, and 2013, respectively. During the year ended September 30, 2015, Chalet sold one property to a third party in connection with one of the Company’s planned store relocations for the year ended September 30, 2016. The Company leased a new property with a non-related party for the relocated store’s new location. During the quarter ended December 31, 2014, the Company amended an existing lease with Chalet to obtain additional square footage at one Company store. Due to the Company’s involvement with construction for the additional space, the amended lease was deemed to be a capital financing lease in the quarter ended December 31, 2014.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 11) with the Isely Family Land Trust LLC (Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.3 million for each of the years ended September 30, 2015, 2014, and 2013.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for the year ended September 30, 2015.

14. Income Taxes

The following are the components of the provision for income taxes as of September 30, 2015, 2014 and 2013, respectively, dollars in thousands:

	Year ended September 30,
	2015	2014	2013
Current federal income tax expense	$7,769	8,304	3,376
Current state income tax expense	1,033	1,163	551
	8,802	9,467	3,927

Deferred federal income tax expense (benefit)	514	(1,112)	2,156
Deferred state income tax expense (benefit)	116	(74)	296
	630	(1,186)	2,452

Total provision for income taxes	$9,432	8,281	6,379

The differences between the United States federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Year ended September 30,
	2015	2014	2013
Statutory tax rate	35.0%	35.0	34.0
State income taxes, net of federal income tax expense	2.9	3.0	3.3
Other, net	(1.1)	0.1	0.4
Effective tax rate	36.8%	38.1	37.7

Deferred taxes have been classified on the consolidated balance sheets as follows, dollars in thousands:

	As of September 30,
	2015	2014
Current assets	$866	832
Long-term liabilities	(6,073)	(5,409)
Net deferred tax liabilities	$(5,207)	(4,577)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows, dollars in thousands:

	As of September 30,
	2015	2014
Deferred tax assets
Capital and financing lease obligations	$10,473	8,330
Goodwill	2,582	2,937
Leasehold incentives	3,025	2,746
Deferred rent	2,627	2,214
Trademarks	1,018	1,018
Accrued employee benefits	729	590
Other	363	322
Gross deferred tax assets	20,817	18,157

Deferred tax liabilities
Property and equipment	(22,909)	(19,930)
Leasehold improvements	(3,087)	(2,804)
Other	(28)	—
Gross deferred tax liabilities	(26,024)	(22,734)
Net deferred tax liabilities	$(5,207)	(4,577)

The Company believes that it is more likely than not that it will fully realize all deferred tax assets in the form of future deductions based on the nature of the deductible temporary differences and expected future taxable income.

The Company had $0 and approximately $0.1 million as of September 30, 2015 and 2014, respectively, in tax effected operating loss carryforwards related to state income taxes. The Company utilized the remaining operating loss carryforwards, of approximately $0.1 million, on its tax return for the year ended September 30, 2015. The Company utilized less than $0.1 million in tax effected state income tax carryforwards in the year ended September 30, 2014.

The Company files income tax returns with federal, state and local tax authorities. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years 2011 and prior and is no longer subject to state and local income tax examinations for fiscal years 2010 and prior.

15. Defined Contribution Plan

The Company has a defined contribution retirement plan (the Retirement Plan) covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Employees may defer up to the annual maximum limit prescribed by the Code. The Company, on a discretionary basis, may match 25% of participant contributions up to a maximum annual employer match of $2,500. The Company’s matching contribution included in administrative expenses was approximately $0.6 million, $0.1 million and $0.4 million for the years ended September 30, 2015, 2014 and 2013 respectively.

16. Segment Reporting

The Company has one reporting segment, natural and organic retail stores. The Company’s revenues are derived from the sale of natural and organic products at its stores. All existing operations are domestic.

Sales from the Company’s natural and organic retail stores are derived from sales of the following products which are presented as a percentage of sales for the years ended September 30, 2015, 2014 and 2013 as follows:

	As of September 30,
	2015	2014	2013
Grocery	66.4%	66.7	65.2
Dietary supplements	22.5	23.2	24.8
Body care, pet care and other	11.1	10.1	10.0
	100.0%	100.0	100.0

17. Business Combination

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

Inventory and supplies	$726
Property and equipment	680
Other intangible assets	65
Total provisionally allocated to tangible and identifiable intangible assets	$1,471

Other intangible assets is primarily comprised of a covenant not to compete that will be amortized over a period of two years (see Note 7). During the year ended September 30, 2015, the Company adjusted the provisional fair value measurement as of the date of acquisition for property and equipment, resulting in an increase of $0.1 million in the purchase price allocated to property and equipment and a decrease of $0.1 million in goodwill. Total costs in excess of tangible and identifiable intangible assets acquired of approximately $4.7 million have been recorded as goodwill and reflect the value the Company sees in a similar long-term commitment to nutrition education and natural and organic products. A significant portion of the goodwill recognized is expected to be deductible for income tax purposes. During the year ended September 30, 2015, the Company paid cash of $6.1 million related to the Store Acquisition, which includes the payment during the three months ended March 31, 2015 of $0.5 million of contingent consideration, which had been accrued in the three months ended December 31, 2014.

Results of this acquired operation are included in the Company’s consolidated statements of income beginning December 7, 2014.

18. Commitments and Contingencies

Self-Insurance

The Company is self-insured for claims under its health benefit plans, subject to a stop loss policy. The self-insurance liability related to claims under the Company’s health benefit plans is determined based on analysis of actual claims. The amounts related to these claims are included as a component of payroll and employee-related expenses in accrued expenses. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. While the Company believes that its assumptions are appropriate, the estimated accrual for these liabilities could be significantly affected if future occurrences and claims materially differ from these assumptions and historical trends.

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

In Bernhard Engl v. Natural Grocers by Vitamin Cottage, Inc. and Vitamin Cottage Natural Food Markets, Inc., filed on September 25, 2015 in the United States District Court for the District of Colorado, the plaintiff filed a lawsuit against the Company in connection with a data security incident that affected the Company during fiscal year 2015. The complaint purports to state an action on behalf of a class of customers who used debit or credit cards at the Company’s stores. The Company believes the plaintiff's claims are without merit and intends to vigorously defend itself in this proceeding. At this time, the Company cannot predict: (i) whether the Court will certify plaintiff’s claims for class-wide treatment; (ii) how the Court will rule on the merits of the plaintiff’s claims; or (iii) the scope of the potential loss in the event of an adverse outcome.

19. Selected Quarterly Financial Data (Unaudited)

The summarized unaudited quarterly financial data presented below reflect all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

Summarized unaudited quarterly financial data for each fiscal year is as follows, dollars in thousands, except per share data:

Fiscal Year Ended September 30, 2015	Three months ended
	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
Net sales	$145,887	157,744	158,650	162,397
Cost of goods sold and occupancy costs	103,593	110,874	112,508	115,607
Gross profit	42,294	46,870	46,142	46,790
Store expenses	31,049	32,461	33,508	35,113
Administrative expenses	4,227	4,156	4,322	4,809
Pre-opening and relocation expenses	577	870	1,078	1,297
Operating income	6,441	9,383	7,234	5,571
Interest expense	(735)	(714)	(768)	(776)
Income before income taxes	5,706	8,669	6,466	4,795
Provision for income taxes	(2,142)	(3,266)	(2,121)	(1,903)
Net income	$3,564	5,403	4,345	2,892

Basic earnings per share	$0.16	0.24	0.19	0.13
Diluted earnings per share	0.16	0.24	0.19	0.13

Fiscal Year Ended September 30, 2014	Three months ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Net sales	$120,580	130,343	134,036	135,715
Cost of goods sold and occupancy costs	85,199	91,590	95,424	96,959
Gross profit	35,381	38,753	38,612	38,756
Store expenses	25,173	26,877	28,213	28,394
Administrative expenses	3,889	3,548	3,585	3,801
Pre-opening and relocation expenses	889	1,211	729	945
Operating income	5,430	7,117	6,085	5,616
Other income (expense):
Dividends and interest income	1	1	—	—
Interest expense	(707)	(704)	(706)	(379)
Total other expense	(706)	(703)	(706)	(379)
Income before income taxes	4,724	6,414	5,379	5,237
Provision for income taxes	(1,802)	(2,415)	(2,015)	(2,049)
Net income .	$2,922	3,999	3,364	3,188

Basic earnings per share	$0.13	0.18	0.15	0.14
Diluted earnings per share	0.13	0.18	0.15	0.14

20. Subsequent Events

On November 17, 2015, as provided for in the Credit Facility, the Company obtained a commitment to increase the amount available for borrowing under its Credit Facility from $15.0 million to $25.0 million.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

We have assessed the effectiveness of our internal control over financial reporting as of September 30, 2015 using the criteria described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment of the design and related testing of the internal control over financial reporting, management concluded that, as of September 30, 2015, we maintained effective internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Form 10-K. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information provided under the headings “Executive Officers and Directors," “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement on Schedule 14A for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2015 (the “2016 Proxy Statement”). We have adopted a code of business conduct and ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, including our principal executive, financial and accounting officers, employees, consultants and contractors. Our code of business conduct and ethics is publicly available on our website at www.naturalgrocers.com and we will post any amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information in the 2016 Proxy Statement under the headings “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2016 Proxy Statement under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2016 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information in the 2016 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements: See Part II, Item 8 of this Form 10-K.

2.

Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 10, 2015.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely,
Its Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEMPER ISELY	(Principal Executive Officer, Co-President,
Kemper Isely	Director)	December 10, 2015

/s/ ZEPHYR ISELY	(Principal Executive Officer, Co-President,
Zephyr Isely	Director)	December 10, 2015

/s/ SANDRA BUFFA	(Principal Financial and Accounting Officer,
Sandra Buffa	Chief Financial Officer)	December 10, 2015

/s/ ELIZABETH ISELY	Director
Elizabeth Isely		December 10, 2015

/s/ HEATHER ISELY	Director
Heather Isely		December 10, 2015

/s/ MICHAEL CAMPBELL	Director
Michael Campbell		December 10, 2015

/s/ EDWARD CERKOVNIK	Director
Edward Cerkovnik		December 10, 2015

/s/ RICHARD HALLé	Director
Richard Hallé		December 10, 2015

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form S-1	333-182186	3.1	July 5, 2012
3.2	Amended and Restated Bylaws	Form S-1	333-182186	3.2	July 5, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	Form S-1	333-182186	4.2	July 20, 2012
4.3	Form of Notice of Grant of Stock Unit Award	Form S-8	333-182886	4.2	July 27, 2012
4.4	Form of Registration Rights Agreement	Form S-1	333-182186	4.3	July 5, 2012
10.1	Second Amended and Restated Employment Agreement by and between Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc. and Sandra M. Buffa, dated June 26, 2012*	Form 10-Q	001-35608	10.1	January 29, 2015
10.2	Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders Party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 29, 2006	Form S-1	333-182186	10.2	June 29, 2012
10.3	First Amendment to Credit Agreement by and among Vitamin Cottage Natural Food Markets, Inc. and JPMorgan Chase Bank, N.A., dated November 2, 2006	Form S-1	333-182186	10.3	June 29, 2012
10.4	Second Amendment to Credit Agreement by and among Vitamin Cottage Natural Food Markets, Inc. and JPMorgan Chase Bank, N.A., dated December 13, 2006	Form S-1	333-182186	10.4	June 29, 2012
10.5	Third Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc. the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated June 26, 2007	Form S-1	333-182186	10.5	June 29, 2012
10.6	Fourth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated November 30, 2008	Form S-1	333-182186	10.6	June 29, 2012
10.7	Fifth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated June 30, 2009	Form S-1	333-182186	10.7	June 29, 2012
10.8	Sixth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated June 30, 2010	Form S-1	333-182186	10.8	June 29, 2012
10.9	Seventh Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated December 21, 2010	Form S-1	333-182186	10.9	June 29, 2012
10.10	Eighth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated May 13, 2011	Form S-1	333-182186	10.10	June 29, 2012
10.11	Ninth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated July 11, 2011	Form S-1	333-182186	10.11	June 29, 2012
10.12	Tenth Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated January 26, 2012	Form S-1	333-182186	10.12	June 29, 2012
10.13	Subordination Agreement by and among Vitamin Cottage Two Ltd. Liability Company, and Vitamin Cottage Natural Food Markets, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated September 29, 2006	Form S-1	333-182186	10.13	June 29, 2012

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
10.14	First Amendment to Subordination Agreement by and between Vitamin Cottage Two Ltd. Liability Company, and Vitamin Cottage Natural Food Markets, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated June 26, 2007	Form S-1	333-182186	10.14	June 29, 2012
10.15	Amended and Restated Promissory Note by Vitamin Cottage Natural Food Markets, Inc., for the benefit of JPMorgan Chase Bank, N.A., as Lender, dated December 21, 2010	Form S-1	333-182186	10.15	June 29, 2012
10.16	Form of Omnibus Incentive Plan*	Form S-1	333-182186	10.16	July 5, 2012
10.17	Summary of Compensation Arrangements for Non-Employee Directors*	Form S-1	333-182186	10.17	June 29, 2012
10.18	Form of Indemnification Agreement*	Form S-1	333-182186	10.18	June 29, 2012
10.19	Shopping Center Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated January 1, 2010	Form S-1	333-182186	10.19	June 29, 2012
10.20	Ground lease by and between 3801 East Second Avenue, LLC and Vitamin Cottage Natural Food Markets, Inc., dated March 1, 2001	Form S-1	333-182186	10.20	June 29, 2012
10.21	Commercial Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.21	July 5, 2012
10.22	Sublease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.22	June 29, 2012
10.23	Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated September 1, 2011	Form S-1	333-182186	10.23	June 29, 2012
10.24	Lease by and between Chalet Properties, LLC and Boulder Vitamin Cottage Group, LLC, dated July 1, 2011	Form S-1	333-182186	10.24	June 29, 2012
10.25	Lease by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.25	June 29, 2012
10.26	Lease by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.26	June 29, 2012
10.27	Building Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated December 8, 2010	Form S-1	333-182186	10.27	June 29, 2012
10.28	Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated May 20, 2008#	Form S-1	333-182186	10.28	June 29, 2012
10.29	Addendum A to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated February 27, 2009#	Form S-1	333-182186	10.29	June 29, 2012
10.30	Agreement Addendum to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated March 10, 2012#	Form S-1	333-182186	10.30	June 29, 2012
10.31	Third Amendment to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated June 3, 2012#	Form S-1	333-182186	10.31	June 29, 2012
10.32	Form of Stockholders Agreement, by, between and among Natural Grocers by Vitamin Cottage, Inc. and the stockholders to be named therein	Form S-1	333-182186	10.32	July 12, 2012
10.33	Eleventh Amendment to Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders under the Credit Agreement and JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, dated October 31, 2012	Form 10-K	001-35608	10.33	December 13, 2012

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
10.34	Third Amended and Restated Promissory Note by Vitamin Cottage Natural Food Markets, Inc., for the benefit of JPMorgan Chase Bank, N.A., as Lender, dated October 31, 2012	Form 10-K	001-35608	10.34	December 13, 2012
10.35	Pledge and Security Agreement by and between Natural Grocers by Vitamin Cottage, Inc. and JP Morgan Chase Bank, N.A., as Administrative Agent, for the ratable benefit of the Secured Parties, dated October 31, 2012	Form 10-K	001-35608	10.35	December 13, 2012
10.36	Guaranty made by Natural Grocers by Vitamin Cottage, Inc. in favor of JP Morgan Chase Bank, N.A., as Administrative Agent, for the ratable benefit of the Secured Parties, dated October 31, 2012	Form 10-K	001-35608	10.36	December 13, 2012
10.37	Amended and Restated Credit Agreement among Vitamin Cottage Natural Food Markets, Inc., the Lenders Party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated December 12, 2013	Form 10-K	001-35608	10.37	December 12, 2013
10.38	Amendment and Reaffirmation of Loan Documents dated December 12, 2013 among Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc., Natural Systems, LLC, Vitamin Cottage Two Ltd. Liability Company and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders and each other Secured Party under the Amended and Restated Credit Agreement referred to above	Form 10-K	001-35608	10.38	December 12, 2013
14	Code of Ethics	Form 10-K	001-35608	14	December 13, 2012
21.1	List of subsidiaries	Form 10-K	001-35608	21.1	December 13, 2012
23.1	Consent of KPMG LLP	—	—	—	—
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.3	Certification of Sandra Buffa, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	—	—	—	—

101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

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