Form 10-Q
period 2015-12-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2016-01-28
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015;

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 22, 2016 was 22,497,482.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2015

Except where the context otherwise requires or where otherwise indicated, all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers,’’ and the ‘‘Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Form 10-Q) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 in addition to historical information. These forward-looking statements are included throughout this Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements that are not statements of historical fact, including those that relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information are forward-looking statements. We may use the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “target” and similar terms and phrases to identify forward-looking statements in this Form 10-Q.

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those referenced in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (the Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

Any forward-looking statement made by us in this Form 10-Q speaks only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You are advised, however, to consult any further disclosures we may make in our future reports filed with the Securities and Exchange Commission (the SEC). Such reports may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and may also be accessed on the SEC’s website at www.sec.gov. Our filings with the SEC are also available, free of charge, through our website at www.naturalgrocers.com.

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	December 31, 2015	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$2,142	2,915
Accounts receivable, net	2,107	2,576
Merchandise inventory	79,282	74,818
Prepaid expenses and other current assets	1,137	1,108
Deferred income tax assets	869	866
Total current assets	85,537	82,283
Property and equipment, net	150,159	145,219
Other assets:
Deposits and other assets	888	778
Goodwill and other intangible assets, net of accumulated amortization of $691 and $683, respectively	5,615	5,623
Deferred financing costs, net	17	21
Total other assets	6,520	6,422
Total assets	$242,216	233,924

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,994	49,896
Accrued expenses	16,355	19,649
Capital and financing lease obligations, current portion	406	333
Total current liabilities	69,755	69,878
Long-term liabilities:
Capital and financing lease obligations, net of current portion	27,246	27,274
Deferred income tax liabilities	9,620	6,073
Deferred compensation	422	314
Deferred rent	7,251	6,922
Leasehold incentives	8,461	7,975
Total long-term liabilities	53,000	48,558
Total liabilities	122,755	118,436
Commitments (Note 5 and 11)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,497,482 and 22,496,628 shares issued and outstanding, respectively	22	22
Additional paid-in capital	55,207	54,982
Retained earnings	64,232	60,484
Total stockholders’ equity	119,461	115,488
Total liabilities and stockholders’ equity	$242,216	233,924

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,
	2015	2014

Net sales	$167,786	145,887
Cost of goods sold and occupancy costs	119,491	103,593
Gross profit	48,295	42,294
Store expenses	35,899	31,049
Administrative expenses	4,754	4,227
Pre-opening and relocation expenses	948	577
Operating income	6,694	6,441
Interest expense	(653)	(735)
Income before income taxes	6,041	5,706
Provision for income taxes	(2,293)	(2,142)
Net income	$3,748	3,564

Net income per share of common stock:
Basic	$0.17	0.16
Diluted	$0.17	0.16
Weighted average number of shares of common stock outstanding:
Basic	22,497,287	22,487,118
Diluted	22,504,026	22,494,373

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended December 31,
	2015	2014
Operating activities:
Net income	$3,748	3,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,045	4,981
Loss (gain) on disposal of property and equipment	2	(4)
Share-based compensation	232	181
Excess tax benefit from share-based compensation	(3)	—
Deferred income tax expense (benefit)	3,545	(564)
Non-cash interest expense	4	4
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	469	496
Merchandise inventory	(4,464)	(2,702)
Prepaid expenses and other assets	(141)	(328)
Increase (decrease) in:
Accounts payable	2,184	2,141
Accrued expenses	(3,290)	(1,308)
Deferred compensation	108	—
Deferred rent and leasehold incentives	1,054	445
Net cash provided by operating activities	9,493	6,906
Investing activities:
Acquisition of property and equipment	(10,180)	(7,572)
Proceeds from sale of property and equipment	12	4
Payment for acquisition.	—	(5,601)
Net cash used in investing activities	(10,168)	(13,169)
Financing activities:
Borrowings under credit facility	96,032	24,590
Repayments under credit facility	(96,032)	(21,508)
Capital and financing lease obligations payments	(91)	(55)
Excess tax benefit from share-based compensation	3	—
Payments on withholding tax for restricted stock unit vesting	(10)	(22)
Net cash (used in) provided by financing activities	(98)	3,005
Net decrease in cash and cash equivalents	(773)	(3,258)
Cash and cash equivalents, beginning of period	2,915	5,113
Cash and cash equivalents, end of period	$2,142	1,855
Supplemental disclosures of cash flow information:
Cash paid for interest	$40	8
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $159 and $51, respectively	622	711
Income taxes paid	1,218	4,270
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$7,342	3,468
Property acquired through capital and financing lease obligations	—	3,355

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

December 31, 2015 and 2014

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of December 31, 2015, the Company operated 107 stores in 18 states, including 36 stores in Colorado, 14 in Texas, eight each in Kansas and Oregon, seven in Oklahoma, six in Arizona, five in New Mexico, four each in Montana and Utah, three each in Idaho and Nebraska, two each in Missouri and Wyoming, and one each in Arkansas, Minnesota, Nevada, North Dakota and Washington. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 103 stores in 18 states as of September 30, 2015.

2. Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Form 10-K. The accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial results. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fiscal year ending September 30.

The accompanying consolidated financial statements include all the accounts of the holding company’s wholly owned subsidiaries, Vitamin Cottage Natural Food Markets, Inc. (the operating company) and Vitamin Cottage Two Ltd. Liability Company (VC2). Natural Systems, LLC, formerly a wholly owned subsidiary of the operating company, was merged into the operating company on November 13, 2015. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has one reporting segment: natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following products, which are presented as a percentage of sales for the three months ended December 31, 2015 and 2014 as follows:

	Three months ended December 31,
	2015	2014
Grocery	66.3%	66.5
Dietary supplements	21.9	22.2
Other	11.8	11.3
	100.0%	100.0

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-17, “Income Taxes,” Topic 740, “Income Taxes” (ASU 2015-17). ASU 2015-17 addresses the balance sheet classification of deferred taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 will be effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The guidance will be effective for the Company’s first quarter of the fiscal year ending September 30, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact that the adoption of ASU 2015-17 will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” Topic 835, “Interest” (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest”, Subtopic 835-30, “Interest” (ASU 2015-15). The guidance in ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements and ASU 2015-15 was issued to clarify that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. The amendments in ASU 2015-03 should be applied on a retrospective basis and early adoption is permitted. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 , and interim periods within those fiscal years. The guidance in ASU 2015-03 will be effective for the Company in the first quarter of the fiscal year ending September 30, 2017. The Company is currently evaluating the impact that the adoption of ASU 2015-03 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.” The FASB approved the deferral of ASU 2014-09, by extending the new revenue recognition standard’s mandatory effective date by one year and permitting public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. However, earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. The guidance in ASU 2014-09 will be effective for the Company in the first quarter of the fiscal year ending September 30, 2019. The Company has not yet selected a transition method and is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and related disclosures.

3. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below are basic and diluted EPS for the three months ended December 31, 2015 and 2014, dollars in thousands, except per share data:

	Three months ended December 31,
	2015	2014
Net income	$3,748	3,564

Weighted average shares of common stock outstanding	22,497,287	22,487,118
Effect of dilutive securities	6,739	7,255
Weighted average shares of common stock outstanding including effect of dilutive securities	22,504,026	22,494,373

Basic earnings per share	$0.17	0.16
Diluted earnings per share	$0.17	0.16

There were 106,903 and 29,943 non-vested restricted stock units (RSUs) for the three months ended December 31, 2015 and 2014, respectively, excluded from the calculation as they are antidilutive.

The Company did not declare any dividends in the three months ended December 31, 2015 or 2014.

4. Debt

Credit Facility

As of December 31, 2015, the Company was party to a credit agreement (the Credit Facility). The operating company was the borrower under the Credit Facility, and its obligations under the Credit Facility were guaranteed by the holding company and VC2. The Credit Facility was secured by a lien on substantially all of the Company’s assets.

On December 12, 2013, the Company amended and restated its then-existing $15.0 million credit agreement, as a result of which, among other things: (i) the maturity date of the Credit Facility was extended by three years, to January 31, 2017; (ii) the Company had the right to request the issuance of letters of credit under the Credit Facility of up to $3.0 million; (iii) the Company was allowed to increase the amount available under the Credit Facility, by an additional amount that may not exceed $10.0 million, by obtaining an additional commitment or commitments; (iv) a requirement for a consolidated earnings before interest, taxes, depreciation and amortization to revenue ratio was eliminated; and (v) the unused commitment fee was changed from 0.20% to amounts ranging from 0.15% to 0.35% based on certain conditions. The Company had the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date.

On November 17, 2015, as provided for in the Credit Facility, the Company obtained a commitment to increase the amount available for borrowing under the Credit Facility from $15.0 million to $25.0 million.

For floating rate borrowings under the Credit Facility, interest was determined by the lender’s administrative agent and stated at the prime rate less the lender spread, subject to the Company meeting certain financial measures. For fixed rate borrowings under the Credit Facility, interest was determined by quoted LIBOR rates for the interest period plus the lender spread, subject to the Company meeting certain financial measures.

The Company had no amounts outstanding under the Credit Facility as of December 31, 2015 and September 30, 2015, respectively. As of both December 31, 2015 and September 30, 2015, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. There was $24.0 million and $14.0 million available for borrowing under the Credit Facility as of December 31, 2015 and September 30, 2015, respectively.

As of December 31, 2015 and September 30, 2015, the Company was in compliance with the debt covenants under the Credit Facility.

On January 28, 2016, the Company entered into a new credit agreement. See Note 12 for additional details regarding the new credit agreement.

Capital and Financing Lease Obligations

The Company had 13 leases as of December 31, 2015 and September 30, 2015, that are included in capital and financing lease obligations (see Note 5). The Company does not record rent expense for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense. The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $0.8 million and $0.7 million in the three months ended December 31, 2015 and 2014, respectively. Interest expense for the three months ended December 31, 2015 and 2014 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of $0.2 million and less than $0.1 million for the three months ended December 31, 2015 and 2014, respectively.

5. Lease Commitments

Capital and financing lease obligations as of December 31, 2015 and September 30, 2015, were as follows, dollars in thousands:

	As of
	December 31, 2015	September 30, 2015
Capital lease finance obligations, due in monthly installments through fiscal year 2029	$22,292	22,096
Capital lease obligations, due in monthly installments through fiscal year 2041	5,360	4,539
Capital lease obligations for assets under construction, due in monthly installments through fiscal year 2041	—	972
Total capital and financing lease obligations	27,652	27,607
Less current portion	(406)	(333)
Total capital and financing lease obligations, net of current portion	$27,246	27,274

6. Property and Equipment

The Company had the following property and equipment balances as of December 31, 2015 and September 30, 2015, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2015	September 30, 2015
Construction in process		n/a		$4,781	10,150
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		24,774	24,774
Capitalized real estate leases		15		5,735	4,866
Land		n/a		192	192
Buildings		40		8,574	4,980
Land improvements	5	-	15	1,015	1,015
Leasehold and building improvements	1	-	25	98,375	91,865
Fixtures and equipment	5	-	7	87,653	83,932
Computer hardware and software	3	-	5	14,448	13,834
				245,547	235,608
Less accumulated depreciation and amortization				(95,388)	(90,389)
Property and equipment, net				$150,159	145,219

Capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings under capital lease finance obligations, and capitalized real estate leases includes assets for the Company’s buildings under capital lease obligations (see Note 5).

As of December 31, 2015 and September 30, 2015, construction in process includes zero and $0.9 million, respectively, for capital real estate leases.

Depreciation and amortization expense for the three months ended December 31, 2015 and 2014 is summarized as follows, dollars in thousands:

	Three months ended December 31,
	2015	2014
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$205	199
Depreciation and amortization expense included in store expenses	5,557	4,595
Depreciation and amortization expense included in administrative expenses	283	187
Total depreciation and amortization expense	$6,045	4,981

7. Accrued Expenses

The composition of accrued expenses as of December 31, 2015 and September 30, 2015 is summarized as follows, dollars in thousands:

	As of
	December 31, 2015	September 30, 2015
Payroll and employee-related expenses	$6,529	7,795
Accrued income taxes payable	3,068	5,540
Accrued property, sales and use tax payable	4,805	4,365
Accrued marketing expenses	279	532
Deferred revenue related to gift card sales	1,030	864
Other	644	553
Total accrued expenses	$16,355	19,649

8. Fair Value Measurements

The Company records its financial assets and liabilities in accordance with the framework for measuring fair value. The framework establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and market participant’s assumptions (unobservable inputs). Non-financial assets, such as goodwill and long-lived assets, are accounted for at fair value on a non-recurring basis. These items are tested for impairment on the occurrence of a triggering event or in the case of goodwill, at least on an annual basis.

As of December 31, 2015 and September 30, 2015, the Company did not have any financial assets or liabilities that were subject to fair value measurements.

9. Share-based Compensation

The Company adopted an Omnibus Incentive Plan (the Plan) on July 17, 2012. RSUs granted pursuant to the Plan, if they vest, will be settled in shares of the Company’s common stock. Changes in the number of non-vested RSUs outstanding under the Plan during the three months ended December 31, 2015 were as follows:

	RSUs	Weighted average grant date fair value
Non-vested as of September 30, 2015	131,856	$26.05
Granted	—	—
Forfeited	(2,298)	26.57
Vested	(1,255)	17.52
Non-vested as of December 31, 2015	128,303	26.12

As of December 31, 2015, all outstanding RSUs have been granted either to independent members of the Company’s Board of Directors or to certain employees of the Company who are not named executive officers.

The Company recorded total share-based compensation expense before income taxes of approximately $0.2 million in each of the three months ended December 31, 2015 and 2014, respectively. The share-based compensation expense is included in cost of goods sold and occupancy expenses, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the independent board member or employee’s compensation expense is presented.

As of December 31, 2015, there was approximately $2.7 million in unrecognized share-based compensation expense related to non-vested RSUs net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately 3.9 years.

10. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases and one capital lease with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended December 31, 2015 and 2014.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended December 31, 2015 and 2014.

FTVC LLC: The Company has one operating lease for a store location with the FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended December 31, 2015 and 2014.

11. Commitments and Contingencies

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

In Bernhard Engl v. Natural Grocers by Vitamin Cottage, Inc. and Vitamin Cottage Natural Food Markets, Inc., filed on September 25, 2015 in the United States District Court for the District of Colorado, the plaintiff filed a lawsuit against the Company in connection with a data security incident that affected the Company during fiscal year 2015. The complaint purports to state an action on behalf of a class of customers who used debit or credit cards at the Company’s stores. The Company believes the plaintiff's claims are without merit and intends to vigorously defend itselfin this proceeding. At this time, the Company cannot predict: (i) whether the Court will certify plaintiff’s claims for class-wide treatment; (ii) how the Court will rule on the merits of the plaintiff’s claims; or (iii) the scope of the potential loss in the event of an adverse outcome.

12. Subsequent Events

On January 28, 2016, the Company entered into a new revolving credit facility (the New Credit Facility). In connection with entering into the New Credit Facility, the Company terminated the prior Credit Facility and all amounts owing thereunder were paid in full.

The operating company is the borrower under the New Credit Facility, and its obligations under the New Credit Facility are guaranteed by the holding company and VC2. The New Credit Facility is secured by a lien on substantially all of the Company’s assets. The amount available for borrowing under the New Credit Facility is $30.0 million (including a $5.0 million sublimit for standby letters of credit), and the Company has the ability to increase the amount available for borrowing by an additional amount that may not exceed $20.0 million if the existing lenders or other eligible lenders agree to provide an additional commitment or commitments. The Company has the right to borrow, prepay and re-borrow amounts under the New Credit Facility at any time prior to the maturity date. The New Credit Facility matures on January 31, 2021.

For floating rate borrowings under the New Credit Facility, interest is determined by the lender’s administrative agent and stated at the prime rate less the lender spread based upon certain financial measures. For fixed rate borrowings under the New Credit Facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread based upon certain financial measures. The unused commitment fee is based upon certain financial measures.

The New Credit Facility requires compliance with certain customary operational and financial covenants, including a leverage ratio. The New Credit Facility also contains certain other customary limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions, among other limitations. Additionally, the New Credit Facility prohibits the payment of cash dividends to the holding company from the operating company without the administrative agent’s consent, except when no default or event of default exists. If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and with the Form 10-K. This MD&A contains forward-looking statements. Refer to “Forward-Looking Statements” at the beginning of this Form 10-Q for an explanation of these types of statements. All references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example “fiscal year 2016” refers to the fiscal year from October 1, 2015 to September 30, 2016). Summarized numbers included in this section, and corresponding percentage or basis point changes may not sum due to the effects of rounding.

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of December 31, 2015, we operated 107 stores in 18 states, including Colorado, Arkansas, Arizona, Idaho, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado. The size of our stores varies from 5,000 to 16,000 selling square feet. During the twelve months ended December 31, 2015, our new stores averaged approximately 12,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2015, we increased our store count at a compound annual growth rate of 21.4%. In fiscal year 2015, we opened 16 new stores, and we currently plan to open 23 new stores in fiscal year 2016, four of which opened during the three months ended December 31, 2015. As of the date of this Form 10-Q, we have opened one additional new store in Arkansas and have a total of 21 signed leases for new stores that we plan to open in fiscal years 2016 and 2017 in Arizona, Arkansas, Colorado, Idaho, Iowa, Missouri, Oregon, Texas, Utah, and Washington. So far in fiscal year 2016, we have relocated two existing store locations. During the remainder of fiscal year 2016, we plan to relocate one additional store location and remodel two existing store locations.

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

●

Net sales. Net sales were $167.8 million for the three months ended December 31, 2015, an increase of $21.9 million, or 15.0%, compared to net sales of $145.9 million for the three months ended December 31, 2014.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the three months ended December 31, 2015 each increased 3.6% over the three months ended December 31, 2014.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended December 31, 2015 each increased 0.4% over the three months ended December 31, 2014.

●

Net income. Net income was $3.7 million for the three months ended December 31, 2015, an increase of less than $0.2 million, or 5.2%, compared to net income of $3.6 million for the three months ended December 31, 2014.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $12.7 million for the three months ended December 31, 2015, an increase of $1.3 million, or 11.5%, from $11.4 million in the three months ended December 31, 2014. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of December 31, 2015, cash and cash equivalents was $2.1 million, and there was $24.0 million available for borrowing under our $25.0 million Credit Facility. As of December 31, 2015, we had undrawn, issued and outstanding letters of credit of $1.0 million, which amount was reserved against the amount available for borrowing under the terms of the Credit Facility. We had no amounts outstanding under the Credit Facility as of December 31, 2015.

●

New store growth. We opened four new stores during the three months ended December 31, 2015. We operated a total of 107 stores as of December 31, 2015. We plan to open a total of 23 new stores in fiscal year 2016, which would result in an annual new store growth rate of 22.3% for fiscal year 2016.

●

 Store Relocations and Remodels. So far in fiscal year 2016, we have relocated two stores. During the remainder of fiscal year 2016, we plan to relocate one additional store location and remodel two store locations.

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue for the foreseeable future. Our financial results for the three months ended December 31, 2015 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

Our performance is also impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, changing consumer choices and the cost of these products. Our store offerings consist of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings, including those resulting from reductions or changes in our offerings, would have a material adverse effect on our business. Additionally, negative publicity regarding the safety of dietary supplements, product recalls or new or upgraded regulatory standards may adversely affect demand for our products and could result in lower consumer traffic, sales and results of operations.

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

We plan for the foreseeable future to continue opening new stores and entering new markets at or above recent levels of growth. During the past few years, we have successfully expanded our infrastructure to enable us to support our continued growth. This has included successfully implementing our enterprise resource planning system, hiring key personnel, developing efficient new store opening construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center. We believe the implementation of our Human Resources Information System, or HRIS, has enabled us to more efficiently and effectively onboard and train our employees at all locations. During fiscal year 2015, we redesigned our website (www.naturalgrocers.com) to enhance functionality, create a more engaging user experience and increase its reach and effectiveness. In addition, in fiscal year 2015 we introduced the {N}powerTM customer appreciation program at all of our stores, which we believe will enhance customer loyalty and increase customer engagement levels.

We believe there are opportunities for us to continue to expand our store base and focus on increasing comparable store sales. However, future sales growth, including comparable store sales, could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry. As we continue to expand our store base, we believe there are opportunities for increased leverage in costs, such as administrative expenses, as well as increased economies of scale in sourcing products. However, due to our commitment to providing high-quality products at affordable prices and increased competition, such sourcing economies and efficiencies at our bulk food repacking facility and distribution center may not be reflected in our gross margin in the near term.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section “Risk Factors” contained in our Form 10-K.

Key Financial Metrics in Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key measures are as follows:

Net sales

Our net sales are comprised of gross sales net of discounts, in-house coupons and returns and allowances. In comparing net sales between periods we monitor the following:

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

●

Change in mature store sales. We begin to include sales from a store in mature store sales after the store has been open for any part of five fiscal years (for example, our mature stores for fiscal year 2016 are stores that opened during or before fiscal year 2011). We monitor the percentage change in mature store sales by comparing sales from all stores in our mature store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year. When a store that is included in mature store sales is remodeled or relocated, we continue to consider sales from that store to be mature store sales. Our mature store sales data may not be presented on the same basis as our competitors.

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink and store occupancy costs. Store occupancy costs include rent, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility. The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors, and as a result, our cost of goods sold and occupancy costs data included in this Form 10-Q may not be identical to those of our competitors, and may not be comparable to similar data made available by our competitors. Occupancy costs as a percentage of sales typically decrease as new stores mature and increase sales. We do not record in costs of goods sold and occupancy costs rent payments for leases classified as capital and financing lease obligations. Rather, these rent payments are recognized as a reduction of the related obligations and as interest expense. Additionally, depreciation expense related to the capitalized asset is recorded in store expenses.

Gross profit and gross margin

Gross profit is equal to our net sales less our cost of goods sold and occupancy costs. Gross margin is gross profit as a percentage of net sales. Gross margin is impacted by changes in retail prices, product costs, occupancy costs, and the mix of products sold, as well as the rate at which we open new stores.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended December 31,
	2015	2014
Statements of Income Data:*
Net sales	100.0%	100.0
Cost of goods sold and occupancy costs	71.2	71.0
Gross profit	28.8	29.0
Store expenses	21.4	21.3
Administrative expenses	2.8	2.9
Pre-opening and relocation expenses	0.6	0.4
Operating income	4.0	4.4
Interest expense	(0.4)	(0.5)
Income before income taxes	3.6	3.9
Provision for income taxes	(1.4)	(1.5)
Net income	2.2%	2.4

__________________________

*Figures may not sum due to rounding.

Number of stores at end of period	107	91
Number of stores opened during the period	4	4
Store unit count increase period over period	17.6%	19.7
Change in comparable store sales	3.6	6.2
Change in daily average comparable store sales	3.6	6.2
Change in mature store sales	0.4	2.8
Change in daily average mature store sales	0.4	2.8

Three months ended December 31, 2015 compared to the three months ended December 31, 2014

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended December 31,		Increase (Decrease)
	2015	2014	Dollars	Percent
Statements of Income Data:
Net sales	$167,786	145,887	21,899	15.0%
Cost of goods sold and occupancy costs	119,491	103,593	15,898	15.3
Gross profit	48,295	42,294	6,001	14.2
Store expenses	35,899	31,049	4,850	15.6
Administrative expenses	4,754	4,227	527	12.5
Pre-opening and relocation expenses	948	577	371	64.3
Operating income	6,694	6,441	253	3.9
Interest expense	(653)	(735)	82	(11.2)
Income before income taxes	6,041	5,706	335	5.9
Provision for income taxes	(2,293)	(2,142)	(151)	7.0
Net income	$3,748	3,564	184	5.2

Net sales

Net sales increased $21.9 million, or 15.0%, to $167.8 million for the three months ended December 31, 2015 compared to $145.9 million for the three months ended December 31, 2014, primarily due to a $16.6 million increase in sales from new stores and a $5.3 million, or 3.6%, increase in comparable store sales. The comparable store sales increase was primarily driven by a 1.9% increase in daily average transaction count and a 1.7% increase in average transaction size. Comparable store average transaction size was $36.61 in the three months ended December 31, 2015. Mature store sales increased 0.4% in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The rate of growth in our comparable and mature store sales, while positive, has moderated in part due to the impact of increased competition in the natural and organic sector and general economic conditions in certain of our markets.

Gross profit

Gross profit increased $6.0 million, or 14.2%, to $48.3 million for the three months ended December 31, 2015 compared to $42.3 million for the three months ended December 31, 2014, primarily driven by an increase in the number of comparable stores. Gross margin decreased to 28.8% for the three months ended December 31, 2015 from 29.0% for the three months ended December 31, 2014. Gross margin in the three months ended December 31, 2015 was negatively impacted by an increase in occupancy costs as a percentage of sales, partially offset by an increase in product gross margin for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The positive impact in product margin is due to increases in product margin across most departments in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Occupancy costs as a percentage of sales increased in the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014, primarily due to higher occupancy cost at newer stores.

We had 13 and 11 store leases that were classified as capital and financing lease obligations for the three months ended December 31, 2015 and 2014, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended December 31, 2015 and 2014 would have each been approximately 55 and 60 basis points higher, respectively, than as reported.

Store expenses

Store expenses increased $4.9 million, or 15.6%, to $35.9 million for the three months ended December 31, 2015 compared to $31.0 million in the three months ended December 31, 2014. Store expenses as a percentage of sales were 21.4% and 21.3% for the three months ended December 31, 2015 and 2014, respectively. The increase in store expenses as a percentage of sales was primarily due to increases in salary-related expenses, depreciation and other store expenses. Store expenses were favorably impacted by lower incentive compensation and other discretionary benefits expense, reflecting our pay-for-performance philosophy.

Administrative expenses

Administrative expenses increased $0.5 million, or 12.5%, to $4.8 million for the three months ended December 31, 2015 compared to $4.2 million for the three months ended December 31, 2014, primarily due to the addition of general and administrative positions to support our new store growth. Administrative expenses as a percentage of sales were 2.8% and 2.9% for the three months ended December 31, 2015 and 2014, respectively. The favorable impact on administrative expenses of lower incentive compensation and other discretionary benefits expense, reflecting our pay-for-performance philosophy, was partially offset by deferred compensation expense and, to a lesser extent, stock compensation expense.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.4 million, or 64.3%, for the three months ended December 31, 2015 to $0.9 million compared to $0.6 million for the three months ended December 31, 2014, due to the impact of the timing, nature and location of the new store openings and relocations. We opened four new stores and relocated two stores in the three months ended December 31, 2015 and opened four new stores in the three months ended December 31, 2014. Pre-opening and relocation expenses as a percentage of sales were 0.6% and 0.4% for the three months ended December 31, 2015 and 2014, respectively.

Interest expense

Interest expense, net of capitalized interest, decreased less than $0.1 million, or 11.2%, for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily due to an increase in capitalized interest. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 35 and 50 basis points lower than as reported for the three months ended December 31, 2015 and 2014, respectively.

Income taxes

Our effective income tax rate for the three months ended December 31, 2015 and 2014 was 38.0% and 37.5%, respectively.

Net income

Net income increased 5.2% to $3.7 million, or $0.17 diluted earnings per share, for the three months ended December 31, 2015 compared to $3.6 million, or $0.16 diluted earnings per share, in the three months ended December 31, 2014.

Non-GAAP financial measures

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization.

EBITDA increased 11.5% to $12.7 million in the three months ended December 31, 2015 compared to $11.4 million for the three months ended December 31, 2014. EBITDA as a percent of sales was 7.6% and 7.8% in the three months ended December 31, 2015 and 2014, respectively. Stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 55 and 60 basis points in the three months ended December 31, 2015 and 2014, respectively, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

We believe EBITDA provides additional information about: (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA was a measure in our financial covenants under the Credit Facility and is a measure in our financial covenants under the New Credit Facility. Further, our incentive compensation plans base incentive compensation payments on EBITDA.

Furthermore, management believes some investors use EBITDA as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. By providing this non-GAAP financial measure, together with a reconciliation from net income, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Our competitors may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a supplemental measure of operating performance that does not represent, and should not be considered as an alternative to, or substitute for, net income or other financial statement data presented in our consolidated financial statements as indicators of our financial performance. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for, analysis of our results as reported under GAAP. Some of the limitations are:

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

The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended December 31,
	2015	2014
Net income	$3,748	3,564
Interest expense	653	735
Provision for income taxes	2,293	2,142
Depreciation and amortization	6,045	4,981
EBITDA	$12,739	11,422

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the New Credit Facility.

Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service and corporate taxes.

As of December 31, 2015 we had $2.1 million in cash and cash equivalents, as well as $24.0 million available for borrowing under the $25.0 million Credit Facility. On January 28, 2016, the Company entered into the New Credit Facility (see Notes 4 and 12).

We plan to continue to open new stores, which has previously required, and may continue to require, us to borrow additional amounts. We plan to spend approximately $44 million to $46 million on capital expenditures during the remainder of fiscal year 2016 in connection with our 19 planned new store openings, one store relocation and two store remodels. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our New Credit Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store consisting of capital expenditures of approximately $1.7 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Three months ended December 31,
	2015	2014
Net cash provided by operating activities	$9,493	6,906
Net cash used in investing activities	(10,168)	(13,169)
Net cash (used in) provided by financing activities	(98)	3,005
Net decrease in cash and cash equivalents	(773)	(3,258)
Cash and cash equivalents, beginning of period	2,915	5,113
Cash and cash equivalents, end of period	$2,142	1,855

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $2.6 million, or 37.5%, to $9.5 million for the three months ended December 31, 2015, compared to $6.9 million in the three months ended December 31, 2014. The increase in cash provided by operating activities was primarily due to an increase in net income, as adjusted for depreciation and amortization resulting from the addition of new stores, an increase in deferred income taxes and changes in working capital driven by the timing of payment on inventory and other purchases. Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Investing Activities

Net cash used in investing activities decreased $3.0 million, or 22.8%, to $10.2 million for the three months ended December 31, 2015 compared to $13.2 million for the three months ended December 31, 2014 due to a decrease in payment for acquisition, offset by an increase in cash paid for property and equipment. Cash paid for property and equipment increased $2.6 million in the three months ended December 31, 2015 compared to the three months ended December 31, 2014, driven by the timing of new store openings and store relocations and remodels.

Financing Activities

Cash used in or provided by financing activities consists primarily of borrowings and repayments under our Credit Facility, excess tax benefits on vested share-based compensation and payments of capital and financing lease obligations. Cash used in financing activities was $0.1 million for the three months ended December 31, 2015, compared to cash provided by financing activities of $3.0 million for the three months ended December 31, 2014. The decrease in cash provided by financing activities for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 was primarily due to net borrowings of $3.1 million under our Credit Facility during the three months ended December 31, 2014.

Credit Facilities

Credit Facility

As of December 31, 2015, the Company was party to the Credit Facility. On November 17, 2015, as provided for in the Credit Facility, the Company obtained a commitment to increase the amount available for borrowing under the Credit Facility from $15.0 million to $25.0 million. The operating company was the borrower under our Credit Facility, and its obligations under our Credit Facility were guaranteed by the holding company.

The Company had no amounts outstanding under the Credit Facility as of December 31, 2015. As of December 31, 2015, we had undrawn, issued and outstanding letters of credit in the amount of $1.0 million, which was reserved against the amount available for borrowing under the Credit Facility, and $24.0 million available for borrowing under the Credit Facility. For floating rate borrowings under our Credit Facility, interest was determined by the lender’s administrative agent and is stated at the prime rate less the lender spread, subject to the Company meeting certain financial measures. For fixed rate borrowings under our Credit Facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread, subject to us meeting certain financial measures. As of December 31, 2015, we were in compliance with the debt covenants of our Credit Facility.

New Credit Facility

On January 28, 2016, the Company entered into the New Credit Facility. In connection with entering into the New Credit Facility, the Company terminated the prior Credit Facility and all amounts owing thereunder were paid in full.

The operating company is the borrower under the New Credit Facility, and its obligations under the New Credit Facility are guaranteed by the holding company and VC2. The New Credit Facility is secured by a lien on substantially all of the Company’s assets. The amount available for borrowing under the New Credit Facility is $30.0 million (including a $5.0 million sublimit for standby letters of credit), and the Company has the right to increase the amount available for borrowing, by an additional amount that may not exceed $20.0 million if the existing lenders or other eligible lenders agree to provide an additional commitment or commitments. The Company has the right to borrow, prepay and re-borrow amounts under the New Credit Facility at any time prior to the maturity date. The New Credit Facility matures on January 31, 2021.

For floating rate borrowings under the New Credit Facility, interest is determined by the lender’s administrative agent and stated at the prime rate less the lender spread based upon certain financial measures. For fixed rate borrowings under the New Credit Facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread based upon certain financial measures. The unused commitment fee ranges is based upon certain financial measures.

The New Credit Facility requires compliance with certain customary operational and financial covenants, including a leverage ratio. The New Credit Facility also contains certain other customary limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions, among other limitations. Additionally, our New Credit Facility prohibits the payment of cash dividends to the holding company from the operating company, without the administrative agent’s consent except when no default or event of default exists. If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Interest payments (1)	$40	18	22	—	—
Operating leases (2)	412,680	29,333	64,284	61,057	258,006
Capital and financing lease obligations, including principal and interest payments (3)	44,497	3,563	7,158	7,239	26,537
Contractual obligations for construction related activities (4)	2,597	2,597	—	—	—
	$459,814	35,511	71,464	68,296	284,543

(1)

We assumed the interest payments to be paid during the remainder of our Credit Facility using an unused commitment fee for amounts not borrowed as of December 31, 2015. For purposes of this table, current amounts were considered outstanding until January 31, 2017, which was the maturity date of the Credit Facility.

(2)	Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(3)

Represents the payments due under our capital and financing lease obligations for 13 stores, all of which were open as of December 31, 2015. We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(4)

Contractual obligations for construction-related activities include future payments to general contractors that are legally binding as of December 31, 2015 and relate to new store construction, relocations and remodels.

Off-Balance Sheet Arrangements

As of December 31, 2015, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. All of our stores and facilities, with one exception, are leased. As of December 31, 2015, 13 store leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements included in this Form 10-Q.

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

Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements include accounting for income taxes, accounting for impairment of long-lived assets and accounting for leases, which are discussed in more detail under the caption “Critical Accounting Policies” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We periodically are involved in various legal proceedings, including discrimination and other employment-related claims, customer personal injury claims, investigations and other proceedings arising in the ordinary course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from our estimates. Although we cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, “Item 1A-Risk Factors,” of our Form 10-K.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on January 28, 2016.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ SANDRA BUFFA
Sandra Buffa, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.39

Credit Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer.

10.40

Security and Pledge Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc., Vitamin Cottage Two Ltd. Liability Company, the other Obligors thereunder and Bank of America, N.A.

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited) and (iv) notes to Unaudited Interim Consolidated Financial Statements.

† The certifications attached as Exhibit 32.1 that accompany this Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Natural Grocers by Vitamin Cottage, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.