Form 10-Q
period 2016-03-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2016-05-05
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016;

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 3, 2016 was 22,503,644.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2016

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2016	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$5,600	2,915
Accounts receivable, net	2,270	2,576
Merchandise inventory	82,519	74,818
Prepaid expenses and other current assets	2,722	1,108
Deferred income tax assets	—	866
Total current assets	93,111	82,283
Property and equipment, net	158,813	145,219
Other assets:
Deposits and other assets	902	778
Goodwill and other intangible assets, net of accumulated amortization of $362 and $683, respectively	5,607	5,623
Deferred financing costs, net	55	21
Total other assets	6,564	6,422
Total assets	$258,488	233,924

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,188	49,896
Accrued expenses	14,671	19,649
Capital and financing lease obligations, current portion	418	333
Total current liabilities	70,277	69,878
Long-term liabilities:
Capital and financing lease obligations, net of current portion	29,803	27,274
Deferred income tax liabilities	9,987	6,073
Revolving credit facility	8,577	—
Deferred compensation	532	314
Deferred rent	7,760	6,922
Leasehold incentives	8,313	7,975
Total long-term liabilities	64,972	48,558
Total liabilities	135,249	118,436
Commitments (Note 5 and 11)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,503,644 and 22,496,628 shares issued and outstanding, respectively	23	22
Additional paid-in capital	55,407	54,982
Retained earnings	67,809	60,484
Total stockholders’ equity	123,239	115,488
Total liabilities and stockholders’ equity	$258,488	233,924

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Net sales	$177,395	157,744	345,181	303,631
Cost of goods sold and occupancy costs	125,792	110,874	245,283	214,467
Gross profit	51,603	46,870	99,898	89,164
Store expenses	38,774	32,461	74,673	63,510
Administrative expenses	4,936	4,156	9,690	8,383
Pre-opening and relocation expenses	1,444	870	2,392	1,447
Operating income	6,449	9,383	13,143	15,824
Interest expense	(733)	(714)	(1,386)	(1,449)
Income before income taxes	5,716	8,669	11,757	14,375
Provision for income taxes	(2,139)	(3,266)	(4,432)	(5,408)
Net income	$3,577	5,403	7,325	8,967

Net income per common share:
Basic	$0.16	0.24	0.33	0.40
Diluted	$0.16	0.24	0.33	0.40
Weighted average common shares outstanding:
Basic	22,499,378	22,488,667	22,498,327	22,487,884
Diluted	22,510,409	22,499,322	22,505,079	22,496,919

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended March 31,
	2016	2015
Operating activities:
Net income	$7,325	8,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,237	10,130
Loss (gain) on disposal of property and equipment	2	(4)
Share-based compensation	452	297
Deferred income tax expense (benefit)	4,780	(1,467)
Non-cash interest expense	7	8
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	306	(27)
Merchandise inventory	(7,701)	(5,620)
Prepaid expenses and other assets	(1,738)	(568)
Increase (decrease) in:
Accounts payable	5,690	8,134
Accrued expenses	(4,981)	3,889
Deferred compensation	218	103
Deferred rent and leasehold incentives	1,414	487
Net cash provided by operating activities	18,011	24,329
Investing activities:
Acquisition of property and equipment	(23,664)	(15,957)
Proceeds from sale of property and equipment	12	4
Payment for acquisition	—	(5,601)
Net cash used in investing activities	(23,652)	(21,554)
Financing activities:
Borrowings under credit facility	147,662	66,790
Repayments under credit facility	(139,085)	(66,790)
Capital and financing lease obligations payments	(199)	(116)
Contingent consideration payments for acquisition	—	(514)
Loan fees paid	(42)	—
Payments on withholding tax for restricted stock unit vesting	(10)	(22)
Net cash provided by (used in) financing activities	8,326	(652)
Net increase in cash and cash equivalents	2,685	2,123
Cash and cash equivalents, beginning of period	2,915	5,113
Cash and cash equivalents, end of period	$5,600	7,236
Supplemental disclosures of cash flow information:
Cash paid for interest	$83	27
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $316 and $137, respectively	1,247	1,401
Income taxes paid	6,012	5,099
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$6,031	2,358
Property acquired through capital and financing lease obligations	2,665	3,355

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2016 and 2015

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of March 31, 2016, the Company operated 112 stores in 19 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 103 stores in 18 states as of September 30, 2015.

2. Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial results. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fiscal year ending September 30.

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

The Company has one reporting segment: natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following product categories, which are presented as a percentage of sales for the three and six months ended March 31, 2016 and 2015 as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Grocery	66.2%	66.0	66.2	66.3
Dietary supplements	22.8	23.1	22.4	22.6
Other	11.0	10.9	11.4	11.1
	100.0%	100.0	100.0	100.0

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including the fair value of assets acquired and liabilities assumed in a business combination), the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to allowances for self-insurance reserves, valuation of inventories, useful lives of property and equipment for depreciation and amortization, valuation allowances for deferred tax assets and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” Topic 718, “Compensation-Stock Compensation” (ASU 2016-09). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The main provision requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the statement of income. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. The ASU also allows an entity to make an entity-wide election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. Other provisions in ASU 2016-09 permit tax withholding up to the maximum statutory tax rates in the applicable jurisdictions. Under ASU 2016-09, excess tax benefits must be classified along with other income tax cash flows as an operating activity. The provisions of ASU 2016-09 are effective for the Company’s first quarter of the fiscal year ending September 30, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” Topic 842, “Leases” (ASU 2016-02). ASU 2016-02 intends to improve financial reporting about leasing transactions. The ASU will require organizations that lease assets to recognize on the balance sheet assets and liabilities for the rights and obligations created by those leases. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or capital. Operating leases will result in straight-line expense while capital leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The amendments also require certain quantitative and qualitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. The provisions of ASU 2016-02 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements but expects it to have a significant impact on its balance sheet due to the number of operating leases to which the Company is a party.

In November 2015, the FASB issued Accounting Standards Update 2015-17, “Income Taxes,” Topic 740, “Income Taxes” (ASU 2015-17). ASU 2015-17 addresses the balance sheet classification of deferred taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 will be effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The guidance will be effective for the Company’s first quarter of the fiscal year ending September 30, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has elected to early adopt the provisions of ASU 2015-17 prospectively for the period ended March 31, 2016 and has presented its deferred tax liabilities and assets as noncurrent in its consolidated financial statements as of March 31, 2016.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” Topic 330, “Inventory” (ASU 2015-11). The amendments in ASU 2015-11, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost and net realizable value. The amendments in ASU 2015-11 should be applied on a prospective basis. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The provisions of ASU 2015-11 are effective for the Company’s first quarter of the fiscal year ending September 30, 2018. The Company does not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” Topic 835, “Interest” (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest,” Subtopic 835-30, “Interest” (ASU 2015-15). The guidance in ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 was issued to clarify that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. The amendments in ASU 2015-03 should be applied on a retrospective basis and early adoption is permitted. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance in ASU 2015-03 will be effective for the Company in the first quarter of the fiscal year ending September 30, 2017. The Company does not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.” The FASB approved the deferral of ASU 2014-09, by extending the new revenue recognition standard’s mandatory effective date by one year and permitting public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. However, earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. The guidance in ASU 2014-09 will be effective for the Company in the first quarter of the fiscal year ending September 30, 2019. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

3. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below are basic and diluted EPS for the three and six months ended March 31, 2016 and 2015, dollars in thousands, except per share data:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Net income	$3,577	5,403	7,325	8,967

Weighted average common shares outstanding	22,499,378	22,488,667	22,498,327	22,487,884
Effect of dilutive securities	11,031	10,655	6,752	9,035
Weighted average common shares outstanding including effect of dilutive securities	22,510,409	22,499,322	22,505,079	22,496,919

Basic earnings per share	$0.16	0.24	0.33	0.40
Diluted earnings per share	$0.16	0.24	0.33	0.40

There were 17,833 and 104,716 non-vested restricted stock units (RSUs) for the three and six months ended March 31, 2016, respectively, excluded from the calculation as they are antidilutive. There were 6,162 and 33,378 antidilutive non-vested RSUs for the three and six months ended March 31, 2015, respectively.

The Company did not declare any dividends in the three or six months ended March 31, 2016 or 2015.

4. Debt

Credit Facility

On January 28, 2016, the Company entered into a new credit agreement (the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets.

The amount available for borrowing under the Credit Facility is $30.0 million (including a $5.0 million sublimit for standby letters of credit), and the Company has the ability to increase the amount available for borrowing by an additional amount that may not exceed $20.0 million if the existing lenders or other eligible lenders agree to provide an additional commitment or commitments. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on January 31, 2021.

For floating rate borrowings under the Credit Facility, interest is determined by the lender’s administrative agent based on the most recent compliance certificate of the operating company and stated at the prime rate less the lender spread based upon certain financial measures. For fixed rate borrowings under the Credit Facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread based upon certain financial measures. The unused commitment fee is based upon certain financial measures.

The Credit Facility requires compliance with certain customary operational and financial covenants, including a leverage ratio. The Credit Facility also contains certain other customary limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions, among other limitations. Additionally, the Credit Facility prohibits the payment of cash dividends to the holding company from the operating company without the administrative agent’s consent, except when no default or event of default exists. If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance expenses and for other reasonable expenses incurred in the ordinary course of business.

At the same time it entered into the Credit Facility, the Company terminated its prior credit agreement (the Prior Credit Facility).

The Company had $8.6 million outstanding under the Credit Facility as of March 31, 2016 and zero outstanding under the Prior Credit Facility as of September 30, 2015. As of March 31, 2016, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. As of September 30, 2015, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Prior Credit Facility. The Company had $20.4 million available for borrowing under the Credit Facility as of March 31, 2016 and $14.0 million available for borrowing under the Prior Credit Facility as of September 30, 2015.

As of March 31, 2016, the Company was in compliance with the debt covenants under the Credit Facility. As of September 30, 2015, the Company was in compliance with the debt covenants under the Prior Credit Facility.

Capital and Financing Lease Obligations

The Company had 15 leases as of March 31, 2016 and 13 leases as of September 30, 2015 that are included in capital and financing lease obligations (see Note 5). The Company does not record rent expense for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense. The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $0.7 million for each of the three months ended March 31, 2016 and 2015, and approximately $1.4 million for each of the six months ended March 31, 2016 and 2015. Interest expense for the three and six months ended March 31, 2016 and 2015 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively, and $0.3 million and $0.1 million for the six months ended March 31, 2016 and 2015, respectively.

5. Lease Commitments

Capital and financing lease obligations as of March 31, 2016 and September 30, 2015, were as follows, dollars in thousands:

	As of
	March 31, 2016	September 30, 2015
Capital lease finance obligations, due in monthly installments through fiscal year 2029	$22,243	22,096
Capital lease obligations, due in monthly installments through fiscal year 2041	5,313	4,539
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2031	2,665	—
Capital lease obligations for assets under construction, due in monthly installments through fiscal year 2041	—	972
Total capital and financing lease obligations	30,221	27,607
Less current portion	(418)	(333)
Total capital and financing lease obligations, net of current portion	$29,803	27,274

6. Property and Equipment

The Company had the following property and equipment balances as of March 31, 2016 and September 30, 2015, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2016	September 30, 2015
Construction in process		n/a		$8,778	10,150
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		29,270	24,774
Capitalized real estate leases		15		5,735	4,866
Land		n/a		192	192
Buildings		40		4,980	4,980
Land improvements	5	-	15	1,015	1,015
Leasehold and building improvements	1	-	25	103,242	91,865
Fixtures and equipment	5	-	7	92,096	83,932
Computer hardware and software	3	-	5	15,077	13,834
				260,385	235,608
Less accumulated depreciation and amortization				(101,572)	(90,389)
Property and equipment, net				$158,813	145,219

Capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings under capital lease finance obligations, and capitalized real estate leases includes assets for the Company’s buildings under capital lease obligations (see Note 5).

Construction in process as of March 31, 2016 includes approximately $2.7 million related to construction costs for leases in process for which the Company was deemed the owner during the construction period during which such properties were not in service. Construction in process as of September 30, 2015, includes approximately $0.9 million related to a building under a capital lease obligation that was not yet in service.

Depreciation and amortization expense for the three and six months ended March 31, 2016 and 2015 is summarized as follows, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$214	198	419	397
Depreciation and amortization expense included in store expenses	5,677	4,753	11,233	9,348
Depreciation and amortization expense included in administrative expenses	301	198	585	385
Total depreciation and amortization expense	$6,192	5,149	12,237	10,130

7. Accrued Expenses

The composition of accrued expenses as of March 31, 2016 and September 30, 2015 is summarized as follows, dollars in thousands:

	As of
	March 31,	September 30,
	2016	2015
Payroll and employee-related expenses	$7,705	7,795
Accrued income taxes payable	—	5,540
Accrued property, sales and use tax payable	4,383	4,365
Accrued marketing expenses	912	532
Deferred revenue related to gift card sales	835	864
Other	836	553
Total accrued expenses	$14,671	19,649

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

As of March 31, 2016 and September 30, 2015, the Company did not have any financial assets or liabilities that were subject to fair value measurements.

9. Share-based Compensation

The Company adopted an Omnibus Incentive Plan (the Plan) on July 17, 2012. RSUs granted pursuant to the Plan, if they vest, will be settled in shares of the Company’s common stock. Changes in the number of non-vested RSUs outstanding under the Plan for the six months ended March 31, 2016 were as follows:

	RSUs	Weighted average grant date fair value
Non-vested as of September 30, 2015	131,856	$26.05
Granted	20,790	20.68
Forfeited	(8,559)	26.22
Vested	(7,417)	30.02
Non-vested as of March 31, 2016	136,670	25.73

As of March 31, 2016, all outstanding RSUs have been granted either to independent members of the Company’s Board of Directors or to certain employees of the Company who are not named executive officers.

The Company recorded total share-based compensation expense before income taxes of approximately $0.2 million and $0.5 million for the three and six months ended March 31, 2016, respectively, and recorded $0.1 million and $0.3 million for the three and six months ended March 31, 2015, respectively. The share-based compensation expense is included in cost of goods sold and occupancy expenses, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the independent board member or employee’s compensation expense is presented.

As of March 31, 2016, there was approximately $2.7 million in unrecognized share-based compensation expense related to non-vested RSUs net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately 3.8 years.

10. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases and one capital lease with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended March 31, 2016 and 2015. Rent paid to Chalet was approximately $0.6 million for each of the six months ended March 31, 2016 and 2015.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended March 31, 2016 and 2015. Rent paid to the Land Trust was approximately $0.2 million for each of the six months ended March 31, 2016 and 2015.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended March 31, 2016 and 2015. Rent paid to FTVC LLC was less than $0.1 million for each of the six months ended March 31, 2016 and 2015.

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

In Bernhard Engl v. Natural Grocers by Vitamin Cottage, Inc. and Vitamin Cottage Natural Food Markets, Inc., filed on September 25, 2015 in the United States District Court for the District of Colorado, the plaintiff filed a lawsuit against the Company in connection with a data security incident that affected the Company during fiscal year 2015. The complaint purports to state an action on behalf of a class of customers who used debit or credit cards at the Company’s stores. The Company believes the plaintiff's claims are without merit and intends to vigorously defend itself in this proceeding. At this time, the Company cannot predict: (i) whether the Court will certify plaintiff’s claims for class-wide treatment; (ii) how the Court will rule on the merits of the plaintiff’s claims; or (iii) the scope of the potential loss in the event of an adverse outcome. As a result, the Company has not accrued any liability with respect to this matter.

12. Subsequent Events

On May 4, 2016, the Company’s Board of Directors approved a two-year share repurchase program (the Repurchase Program) under which the Company may purchase up to $10.0 million of the Company's outstanding shares of common stock. Under the Repurchase Program, shares of common stock may be repurchased from time to time in the open market or in privately negotiated transactions. The Repurchase Program may be suspended, modified or discontinued by the Company at any time without prior notice. The Company expects to finance the Repurchase Program by increasing the amount available for borrowing under the Credit Facility from $30.0 million to $45.0 million, as provided for in the Credit Facility.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of March 31, 2016, we operated 112 stores in 19 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado. The size of our stores varies from 5,000 to 16,000 selling square feet. During the twelve months ended March 31, 2016, our new stores averaged approximately 11,500 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2015, we increased our store count at a compound annual growth rate of 21.4%. In fiscal year 2015, we opened 16 new stores, and we currently plan to open 23 new stores in fiscal year 2016, nine of which opened during the six months ended March 31, 2016. As of the date of this Form 10-Q, we have opened one additional new store in Washington and have a total of 24 signed leases for new stores that we plan to open in fiscal years 2016 and 2017 in Arizona, Colorado, Idaho, Iowa, Missouri, Nevada, North Dakota, Oregon, Texas, Utah, and Washington. So far in fiscal year 2016, we have relocated two existing store locations. During the remainder of fiscal year 2016, we plan to relocate two additional store locations and remodel one existing store location.

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

●

Net sales. Net sales were $177.4 million for the three months ended March 31, 2016, which is an increase of $19.7 million, or 12.5%, compared to net sales of $157.7 million for the three months ended March 31, 2015. Net sales were $345.2 million for the six months ended March 31, 2016, which is an increase of $41.6 million, or 13.7%, compared to net sales of $303.6 million for the six months ended March 31, 2015.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the three months ended March 31, 2016 each increased 1.0% over the three months ended March 31, 2015. Comparable store sales and daily average comparable store sales for the six months ended March 31, 2016 each increased 2.3% over the six months ended March 31, 2015.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended March 31, 2016 each decreased 1.3% over the three months ended March 31, 2015. Mature store sales and daily average mature store sales for the six months ended March 31, 2016 each decreased 0.5% over the six months ended March 31, 2015.

●

Net income. Net income was $3.6 million for the three months ended March 31, 2016, a decrease of $1.8 million, or 33.8%, when compared to net income of $5.4 million for the three months ended March 31, 2015. Net income was $7.3 million for the six months ended March 31, 2016, a decrease of $1.6 million, or 18.3%, when compared to net income of $9.0 million for the six months ended March 31, 2015.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $12.6 million for the three months ended March 31, 2016, a decrease of $1.9 million, or 13.0%, from $14.5 million for the three months ended March 31, 2015. We generated EBITDA of $25.4 million for the six months ended March 31, 2016, a decrease of $0.6 million, or 2.2%, from $26.0 million for the six months ended March 31, 2015. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of March 31, 2016, cash and cash equivalents was $5.6 million, and there was $20.4 million available for borrowing under our $30.0 million Credit Facility. As of March 31, 2016, we had undrawn, issued and outstanding letters of credit of $1.0 million.

●

New store growth. We opened five new stores during the three months ended March 31, 2016 and nine new stores during the six months ended March 31, 2016. We operated a total of 112 stores as of March 31, 2016. We plan to open a total of 23 new stores in fiscal year 2016, which would result in an annual new store growth rate of 22.3% for fiscal year 2016.

●	Store Relocations and Remodels. So far in fiscal year 2016, we have relocated two stores. During the remainder of fiscal year 2016, we plan to relocate two additional store locations and remodel one store locations.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, economic conditions, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. In this regard, we believe our financial results for the three and six months ended March 31, 2016 reflect economic pressures in several of the markets we serve due to continuing low oil and gas prices.

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue for the foreseeable future. Our financial results for the three and six months ended March 31, 2016 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

Our performance is also impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, changing consumer choices and the cost of these products. Our store offerings consist of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings, including those resulting from reductions or changes in our offerings, would have a material adverse effect on our business. Additionally, negative publicity regarding the safety or efficacy of dietary supplements, product recalls or new or upgraded regulatory standards may adversely affect demand for our products and could result in lower consumer traffic, sales and results of operations.

●

Increased Competition. The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway, mass or discount retailers such as Wal-Mart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, specialty food retailers such as Sprouts and Trader Joe’s, warehouse clubs such as Sam’s Club and Costco, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, mail order and online retailers and multi-level marketers. These businesses compete with us on the basis of price, selection, quality, customer service, shopping experience or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage. In addition, we face internally generated competition as a result of our opening of new stores in markets we already serve.

Outlook

We believe there are several key factors that have contributed to our success. These factors include a loyal customer base, increasing basket size, growing consumer interest in nutrition and wellness, a differentiated shopping experience that focuses on customer service, nutrition education and a shopper friendly retail environment, and our focus on high quality, affordable natural and organic groceries and dietary supplements.

We plan for the foreseeable future to continue opening new stores and entering new markets at or above recent levels of growth. During the past few years, we have successfully expanded our infrastructure to enable us to support our continued growth. This has included successfully implementing our enterprise resource planning system, hiring key personnel, developing efficient new store opening construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center. During fiscal year 2015, we redesigned our website (www.naturalgrocers.com) to enhance functionality, create a more engaging user experience and increase its reach and effectiveness. In addition, in fiscal year 2015 we introduced the {N}powerSM customer appreciation program at all of our stores, which we believe will enhance customer loyalty and increase customer engagement levels.

We believe there are opportunities for us to continue to expand our store base, expand profitability and increase comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry and regional and general economic conditions. In this regard, during the three months ended March 31, 2016, the rate of growth in our comparable store sales moderated in part due to the impact of increased competition in the natural and organic retail sector and, to a lesser extent, economic pressures in several of the markets we serve due to continuing low oil and gas prices and internally generated competition due to our opening new stores in existing markets.

As we continue to expand our store base, we believe there are opportunities for increased leverage in costs, such as administrative expenses, as well as increased economies of scale in sourcing products. However, due to our commitment to providing high-quality products at affordable prices and increased competition, such sourcing economies and efficiencies at our bulk food repacking facility and distribution center may not be reflected in our gross margin in the near term. In addition, our ability to leverage costs may be limited due to the fixed nature of our rent obligations and related occupancy expenses.

Our operating results may be affected by the above-described factors as well as a variety of other internal and external factors and trends described more fully in the section “Risk Factors” contained in our Form 10-K.

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

Store expenses

Store expenses consist of store level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on capitalized real estate leases, land improvements, leasehold improvements, fixtures and equipment and computer hardware and software. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations. The majority of store expenses are comprised of salary-related expenses which we closely manage and which typically trend with sales. Labor-related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores require a certain level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor related expenses as a percentage of sales typically decrease.

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

Operating income

Operating income consists of gross profit less store expenses, administrative expenses and pre-opening and relocation expenses. Operating income can be impacted by a number of factors, including the timing of new store openings and store relocations, whether or not a store lease is classified as an operating or a capital or financing lease, as well as fluctuations in store expenses and administrative expenses. The amount of time it takes for new stores to become profitable can vary depending on a number of factors, including location, competition, a new market versus an existing market and the strength of store management.

Interest expense

Interest expense consists of the interest associated with capital and financing lease obligations and interest we incur on outstanding indebtedness, including under our Credit Facility, all net of capitalized interest.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Statements of Income Data:*
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	70.9	70.3	71.1	70.6
Gross profit	29.1	29.7	28.9	29.4
Store expenses	21.9	20.6	21.6	20.9
Administrative expenses	2.8	2.6	2.8	2.8
Pre-opening and relocation expenses	0.8	0.6	0.7	0.5
Operating income	3.6	5.9	3.8	5.2
Interest expense	(0.4)	(0.5)	(0.4)	(0.5)
Income before income taxes	3.2	5.5	3.4	4.7
Provision for income taxes	(1.2)	(2.1)	(1.3)	(1.8)
Net income	2.0%	3.4	2.1	3.0
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	112	95	112	95
Number of stores opened during the period	5	4	9	8

Total store unit count increase period over period	17.9%	17.3	17.9	17.3
Change in comparable store sales	1.0	5.6	2.3	5.9
Change in daily average comparable store sales	1.0	5.6	2.3	5.9
Change in mature store sales	(1.3)	2.6	(0.5)	2.7
Change in daily average mature store sales	(1.3)	2.6	(0.5)	2.7

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended March 31,		Change In
	2016	2015	Dollars	Percent
Statements of Income Data:
Net sales	$177,395	157,744	19,651	12.5%
Cost of goods sold and occupancy costs	125,792	110,874	14,918	13.5
Gross profit	51,603	46,870	4,733	10.1
Store expenses	38,774	32,461	6,313	19.4
Administrative expenses	4,936	4,156	780	18.8
Pre-opening and relocation expenses	1,444	870	574	66.0
Operating income	6,449	9,383	(2,934)	(31.3)
Interest expense	(733)	(714)	(19)	2.7
Income before income taxes	5,716	8,669	(2,953)	(34.1)
Provision for income taxes	(2,139)	(3,266)	1,127	(34.5)
Net income	$3,577	5,403	(1,826)	(33.8)

Net sales

Net sales increased $19.7 million, or 12.5%, to $177.4 million for the three months ended March 31, 2016 compared to $157.7 million for the three months ended March 31, 2015, primarily due to an $18.0 million increase in sales from new stores and a $1.7 million, or 1.0%, increase in comparable store sales. The comparable store sales increase resulted from a 1.0% increase in average transaction size; daily average transaction count remained flat quarter over quarter. Comparable store average transaction size was $36.39 for the three months ended March 31, 2016. Mature store sales decreased 1.3% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The rate of growth in our comparable store sales has moderated in part due to the impact of increased competition in the natural and organic sector and, to a lesser extent, economic pressures in several of the markets we serve due to continuing low oil and gas prices and internally generated competition due to our opening new stores in existing markets. In addition, sales at many of the Company’s stores in Colorado were impacted by a snowstorm that occurred a few days prior to the Easter holiday, which has historically been a high traffic period at our stores.

Gross profit

Gross profit increased $4.7 million, or 10.1%, to $51.6 million for the three months ended March 31, 2016 compared to $46.9 million for the three months ended March 31, 2015, primarily driven by an increase in the number of comparable stores. Gross margin decreased to 29.1% for the three months ended March 31, 2016 from 29.7% for the three months ended March 31, 2015. Gross margin for the three months ended March 31, 2016 was negatively impacted by an increase in occupancy costs as a percentage of sales, partially offset by an increase in product gross margin for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The positive impact in product margin is due to increases in product margin across most departments in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Occupancy costs as a percentage of sales increased in the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015, primarily due to higher occupancy costs at newer and relocated stores. The increase in occupancy cost as a percentage of sales also reflects the decrease in mature store sales combined with the fixed nature of our rent obligations and related occupancy expenses.

We had 15 and 11 store leases that were classified as capital and financing lease obligations for the three months ended March 31, 2016 and 2015, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended March 31, 2016 and 2015, would have each been approximately 50 and 55 basis points higher, respectively, than as reported.

Store expenses

Store expenses increased $6.3 million, or 19.4%, to $38.8 million for the three months ended March 31, 2016 compared to $32.5 million for the three months ended March 31, 2015. Store expenses as a percentage of sales were 21.9% and 20.6% for the three months ended March 31, 2016 and 2015, respectively. The increase in store expenses as a percentage of sales was primarily due to increases in salary-related expenses, depreciation and other store expenses, partially offset by lower incentive compensation and other discretionary benefits expense, reflecting our pay-for-performance philosophy, and favorable worker’s compensation expense.

Administrative expenses

Administrative expenses increased $0.8 million, or 18.8%, to $4.9 million for the three months ended March 31, 2016 compared to $4.2 million for the three months ended March 31, 2015. Administrative expenses as a percentage of sales were 2.8% and 2.6% for the three months ended March 31, 2016 and 2015, respectively. The increase in administrative expenses as a percentage of sales was primarily due to the addition of senior management positions to support our growth.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.6 million, or 66.0%, for the three months ended March 31, 2016 to $1.4 million compared to $0.9 million for the three months ended March 31, 2015, due to the impact of the number and timing of new store openings and relocations. We opened five new stores during the three months ended March 31, 2016 and opened four new stores during the three months ended March 31, 2015. Pre-opening and relocation expenses as a percentage of sales were 0.8% and 0.6% for the three months ended March 31, 2016 and 2015, respectively.

Interest expense

Interest expense, net of capitalized interest, increased less than $0.1 million, or 2.7%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, partially due to higher average borrowings under our Credit Facility during the three months ended March 31, 2016, offset by an increase in capitalized interest. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 35 and 45 basis points lower than as reported for the three months ended March 31, 2016 and 2015, respectively.

Income taxes

Our effective income tax rate for the three months ended March 31, 2016 and 2015 was 37.4% and 37.7%, respectively.

Net income

Net income decreased $1.8 million to $3.6 million, or $0.16 diluted earnings per share, for the three months ended March 31, 2016 compared to $5.4 million, or $0.24 diluted earnings per share, for the three months ended March 31, 2015.

Six months ended March 31, 2016 compared to the six months ended March 31, 2015

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Six months ended March 31,		Change In
	2016	2015	Dollars	Percent
Statements of Income Data:
Net sales	$345,181	303,631	41,550	13.7%
Cost of goods sold and occupancy costs	245,283	214,467	30,816	14.4
Gross profit	99,898	89,164	10,734	12.0
Store expenses	74,673	63,510	11,163	17.6
Administrative expenses	9,690	8,383	1,307	15.6
Pre-opening and relocation expenses	2,392	1,447	945	65.3
Operating income	13,143	15,824	(2,681)	(16.9)
Interest expense	(1,386)	(1,449)	63	(4.3)
Income before income taxes	11,757	14,375	(2,618)	(18.2)
Provision for income taxes	(4,432)	(5,408)	976	(18.0)
Net income	$7,325	8,967	(1,642)	(18.3)

Net sales

Net sales increased $41.6 million, or 13.7%, to $345.2 million for the six months ended March 31, 2016 compared to $303.6 million for the six months ended March 31, 2015, primarily due to a $34.7 million increase in sales from new stores and a $6.9 million, or 2.3%, increase in comparable store sales. The comparable store sales increase was primarily driven by a 1.4% increase in average transaction size and a 0.9% increase in daily average transaction count. Comparable store average transaction size was $36.50 for the six months ended March 31, 2016. Mature store sales decreased 0.5% for the six months ended March 31, 2016 as compared to the six months ended March 31, 2015. The rate of growth in our comparable store sales has moderated in part due to the impact of increased competition in the natural and organic sector and, to a lesser extent, economic pressures in several of the markets we serve due to continuing low oil and gas prices and, internally generated competition due to our opening new stores in existing markets.

Gross profit

Gross profit increased $10.7 million, or 12.0%, to $99.9 million for the six months ended March 31, 2016 compared to $89.2 million for the six months ended March 31, 2015, primarily driven by positive comparable store sales and an increase in the number of comparable stores. Gross margin decreased to 28.9% for the six months ended March 31, 2016 from 29.4% for the six months ended March 31, 2015. Gross margin for the six months ended March 31, 2016 was negatively impacted by an increase in occupancy costs as a percentage of sales, partially offset by an increase in product gross margin for the six months ended March 31, 2016 as compared to the six months ended March 31, 2015. The positive impact in product margin is due to increases in product margin across most departments, for the six months ended March 31, 2016 as compared to the six months ended March 31, 2015. Occupancy costs as a percentage of sales increased in the six months ended March 31, 2016 as compared to the six months ended March 31, 2015 primarily due to increased average lease expenses at newer and relocated stores.

We had 15 and 11 leases for stores that were classified as capital and financing lease obligations for the six months ended March 31, 2016 and 2015, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales would have been approximately 55 basis points higher for each of the six months ended March 31, 2016 and 2015, than as reported.

Store expenses

Store expenses increased $11.2 million, or 17.6%, to $74.7 million for the six months ended March 31, 2016 from $63.5 million for the six months ended March 31, 2015. Store expenses as a percentage of sales were 21.6% and 20.9% for the six months ended March 31, 2016 and 2015, respectively. The increase in store expenses as a percentage of sales was primarily due to increases in salary-related expenses and depreciation as a percentage of sales, partially offset by lower incentive compensation and other discretionary benefits expense, reflecting our pay-for-performance philosophy, and to a lesser extent favorable worker’s compensation expense.

Administrative expenses

Administrative expenses increased $1.3 million, or 15.6%, to $9.7 million for the six months ended March 31, 2016 compared to $8.4 million for the six months ended March 31, 2015, primarily due to the addition of senior management positions to support our growth. Administrative expenses as a percentage of sales was 2.8% for each of the six months ended March 31, 2016 and 2015.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.9 million, or 65.3%, to $2.4 million for the six months ended March 31, 2016 compared to $1.4 million for the six months ended March 31, 2015, due to the impact of the number and timing of new store openings and relocations. We opened nine new stores and relocated two stores during the six months ended March 31, 2016 and opened eight new stores during the six months ended March 31, 2015. Pre-opening and relocation expenses as a percentage of sales were 0.7% and 0.5% for the six months ended March 31, 2016 and 2015, respectively.

Interest expense

Interest expense, net of capitalized interest, decreased less than $0.1 million, or 4.3%, for the six months ended March 31, 2016 compared to the six months ended March 31, 2015, primarily due to an increase in capitalized interest, partially offset by an increase in interest expense associated with our Credit Facility due to higher average borrowings during the six months ended March 31, 2016. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percentage of sales would have been approximately 35 and 45 basis points lower than as reported for the six months ended March 31, 2016 and 2015, respectively.

Income taxes

Our effective income tax rate for the six months ended March 31, 2016 and 2015 was 37.7% and 37.6%, respectively.

Net income

Net income decreased $1.6 million to $7.3 million, or $0.33 diluted earnings per share, for the six months ended March 31, 2016 compared to $9.0 million, or $0.40 diluted earnings per share, for the six months ended March 31, 2015.

Non-GAAP financial measures

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization.

EBITDA decreased 13.0% to $12.6 million in the three months ended March 31, 2016 compared to $14.5 million for the three months ended March 31, 2015. EBITDA decreased 2.2% to $25.4 million in the six months ended March 31, 2016 compared to $26.0 million for the six months ended March 31, 2015. EBITDA as a percent of sales was 7.1% and 9.2% in the three months ended March 31, 2016 and 2015, respectively. EBITDA as a percent of sales was 7.4% and 8.5% in the six months ended March 31, 2016 and 2015, respectively. Stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 50 and 55 basis points in the three months ended March 31, 2016 and 2015, respectively, and by approximately 55 basis points for each of the six months ended March 31, 2016 and 2015, respectively, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

We believe EBITDA provides additional information about: (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA was a measure in our financial covenants under the Prior Credit Facility and is a component of a measure in our financial covenants under the Credit Facility. Further, our incentive compensation plans base incentive compensation payments on EBITDA.

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

The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Net income	$3,577	5,403	7,325	8,967
Interest expense	733	714	1,386	1,449
Provision for income taxes	2,139	3,266	4,432	5,408
Depreciation and amortization	6,192	5,149	12,237	10,130
EBITDA	$12,641	14,532	25,380	25,954

Liquidity and Capital Resources

On January 28, 2016, the Company entered into a new $30.0 million credit agreement (the Credit Facility). Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility.

Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service and corporate taxes.

As of March 31, 2016 we had $5.6 million in cash and cash equivalents, as well as $20.4 million available for borrowing under the Credit Facility.

We plan to continue to open new stores, which has previously required, and may continue to require, us to borrow additional amounts. We plan to spend approximately $28 million to $30 million on capital expenditures during the remainder of fiscal year 2016 in connection with our 14 planned new store openings, two store relocations and one store remodel. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days of the related sale.

We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store consisting of capital expenditures of approximately $1.7 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Six months ended March 31,
	2016	2015
Net cash provided by operating activities	$18,011	24,329
Net cash used in investing activities	(23,652)	(21,554)
Net cash provided by (used in) financing activities	8,326	(652)
Net increase in cash and cash equivalents	2,685	2,123
Cash and cash equivalents, beginning of period	2,915	5,113
Cash and cash equivalents, end of period	$5,600	7,236

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities decreased $6.3 million, or 26.0%, to $18.0 million for the six months ended March 31, 2016, compared to $24.3 million for the six months ended March 31, 2015. The decrease in cash provided by operating activities was primarily due to a decrease in net income, as adjusted for non-cash items such as depreciation and amortization resulting from the addition of new stores and deferred tax expense as well as changes in working capital driven by the timing of payment on inventory and other purchases. Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Investing Activities

Net cash used in investing activities increased $2.1 million, or 9.7%, to $23.7 million for the six months ended March 31, 2016 compared to $21.6 million for the six months ended March 31, 2015 due to a $7.7 million increase in cash paid for property and equipment, which was driven by the timing of new store openings and store relocations and remodels, partially offset by a decrease in the payment for acquisition.

Financing Activities

Cash provided by financing activities consists primarily of borrowings and repayments under our Credit Facility and payments of capital and financing lease obligations. Cash provided by financing activities was $8.3 million for the six months ended March 31, 2016, compared to cash used in financing activities of $0.7 million for the six months ended March 31, 2015. The increase in cash provided by financing activities for the six months ended March 31, 2016 compared to the six months ended March 31, 2015 was primarily due to net borrowings of $8.6 million under our Credit Facility during the six months ended March 31, 2016.

Credit Facilities

Credit Facility

On January 28, 2016, the Company entered into the Credit Facility. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets.

The amount available for borrowing under the Credit Facility is $30.0 million (including a $5.0 million sublimit for standby letters of credit), and the Company has the ability to increase the amount available for borrowing by an additional amount that may not exceed $20.0 million if the existing lenders or other eligible lenders agree to provide an additional commitment or commitments. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on January 31, 2021.

For floating rate borrowings under the Credit Facility, interest is determined by the lender’s administrative agent based on the most recent compliance certificate of the operating company and stated at the prime rate less the lender spread based upon certain financial measures. For fixed rate borrowings under the Credit Facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread based upon certain financial measures. The unused commitment fee is based upon certain financial measures.

The Credit Facility requires compliance with certain customary operational and financial covenants, including a leverage ratio. The Credit Facility also contains certain other customary limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions, among other limitations. Additionally, the Credit Facility prohibits the payment of cash dividends to the holding company from the operating company without the administrative agent’s consent, except when no default or event of default exists. If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business.

At the same time it entered into the Credit Facility, the Company terminated its prior credit agreement (the Prior Credit Facility).

The Company had $8.6 million outstanding under the Credit Facility as of March 31, 2016 and zero outstanding under the Prior Credit Facility as of September 30, 2015. As of March 31, 2016 the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. As of September 30, 2015, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Prior Credit Facility. The Company had $20.4 million available for borrowing under the Credit Facility as of March 31, 2016 and $14.0 million available for borrowing under the Prior Credit Facility as of September 30, 2015.

As of March 31, 2016, the Company was in compliance with the debt covenants under the Credit Facility. As of September 30, 2015, the Company was in compliance with the debt covenants under the Prior Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2016, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating leases (1)	$469,237	32,101	72,135	68,884	296,117
Capital and financing lease obligations, including principal and interest payments (2)	47,389	3,734	7,630	7,706	28,319
Contractual obligations for construction related activities (3)	1,947	1,947	—	—	—
Debt obligations (4)	8,577	—	—	8,577	—
Interest payments (5)	644	133	266	245	—
	$527,794	37,915	80,031	85,412	324,436

(1)	Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(2)

Represents the payments due under our capital and financing lease obligations for 15 stores, all of which were open as of March 31, 2016. We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(3)

Contractual obligations for construction-related activities include future payments to general contractors that are legally binding as of March 31, 2016 and relate to new store construction, relocations and remodels.

(4)

Represents the outstanding balance on our Credit Facility as of March 31, 2016. For purposes of this table, the outstanding balance was considered outstanding until January 31, 2021, which is the maturity date of the Credit Facility.

(5)

We assumed the interest payments to be paid during the remainder of our Credit Facility using an unused commitment fee for amounts not borrowed as of March 31, 2016. For purposes of this table, current amounts were considered outstanding until January 31, 2021, which is the maturity date of the Credit Facility.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements that had, or were reasonably likely to have had, a material effect on our consolidated financial statements or financial condition.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 5, 2016.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ SANDRA BUFFA
Sandra Buffa, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.39

Credit Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer. *

10.40

Security and Pledge Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc., Vitamin Cottage Two Ltd. Liability Company, the other Obligors thereunder and Bank of America, N.A.*

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited) and (iv) notes to Unaudited Interim Consolidated Financial Statements.

* Incorporated by reference to the exhibit of the same number to Natural Grocers by Vitamin Cottage, Inc.’s Report on Form 10-Q (File No. 001-35608) filed with the SEC on January 28, 2016

† The certifications attached as Exhibit 32.1 that accompany this Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Natural Grocers by Vitamin Cottage, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.