Form 10-Q
period 2016-06-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2016-07-28
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016;

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non –accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 27, 2016 was 22,503,644.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2016

Except where the context otherwise requires or where otherwise indicated, all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers,’’ and the ‘‘Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Form 10-Q) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 in addition to historical information. These forward-looking statements are included throughout this Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements that are not statements of historical fact, including those that relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information, are forward-looking statements. We may use the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “target” and similar terms and phrases to identify forward-looking statements in this Form 10-Q.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2016	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$2,703	2,915
Accounts receivable, net	2,593	2,576
Merchandise inventory	86,368	74,818
Prepaid expenses and other current assets	3,347	1,108
Deferred income tax assets	—	866
Total current assets	95,011	82,283
Property and equipment, net	172,003	145,219
Other assets:
Deposits and other assets	947	778
Goodwill and other intangible assets, net of accumulated amortization of $372 and $683, respectively	5,599	5,623
Deferred financing costs, net	53	21
Total other assets	6,599	6,422
Total assets	$273,613	233,924

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,050	49,896
Accrued expenses	13,293	19,649
Capital and financing lease obligations, current portion	435	333
Total current liabilities	69,778	69,878
Long-term liabilities:
Capital and financing lease obligations, net of current portion	30,509	27,274
Deferred income tax liabilities	10,961	6,073
Revolving credit facility	18,827	—
Deferred compensation	644	314
Deferred rent	8,360	6,922
Leasehold incentives	8,557	7,975
Total long-term liabilities	77,858	48,558
Total liabilities	147,636	118,436
Commitments (Note 6 and 10)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,503,644 and 22,496,628 shares issued and outstanding, respectively	23	22
Additional paid-in capital	55,604	54,982
Retained earnings	70,489	60,484
Common stock in treasury, at cost, 10,300 and no shares, respectively	(139)	—
Total stockholders’ equity	125,977	115,488
Total liabilities and stockholders’ equity	$273,613	233,924

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Net sales	$179,274	158,650	524,455	462,281
Cost of goods sold and occupancy costs	128,344	112,508	373,627	326,975
Gross profit	50,930	46,142	150,828	135,306
Store expenses	40,095	33,508	114,768	97,018
Administrative expenses	4,813	4,322	14,503	12,705
Pre-opening and relocation expenses	2,007	1,078	4,399	2,525
Operating income	4,015	7,234	17,158	23,058
Interest expense	(768)	(768)	(2,154)	(2,217)
Income before income taxes	3,247	6,466	15,004	20,841
Provision for income taxes	(567)	(2,121)	(4,999)	(7,529)
Net income	$2,680	4,345	10,005	13,312

Net income per common share:
Basic	$0.12	0.19	0.44	0.59
Diluted	$0.12	0.19	0.44	0.59
Weighted average number of shares of common stock outstanding:
Basic	22,501,044	22,491,158	22,499,229	22,488,975
Diluted	22,506,098	22,500,454	22,505,220	22,499,732

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended June 30,
	2016	2015
Operating activities:
Net income	$10,005	13,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,617	15,532
Loss on disposal of property and equipment	4	53
Share-based compensation	662	398
Deferred income tax expense	5,754	958
Non-cash interest expense	10	12
Changes in operating assets and liabilities
Increase in:
Accounts receivable, net	(17)	(525)
Merchandise inventory	(11,550)	(10,656)
Prepaid expenses and other assets	(2,409)	(613)
Increase (decrease) in:
Accounts payable	3,409	8,028
Accrued expenses	(6,363)	910
Deferred compensation	330	207
Deferred rent and leasehold incentives	2,280	1,605
Net cash provided by operating activities	20,732	29,221
Investing activities:
Acquisition of property and equipment	(39,302)	(24,806)
Proceeds from sale of property and equipment	12	12
Payment for acquisition.	—	(5,601)
Net cash used in investing activities	(39,290)	(30,395)
Financing activities:
Borrowings under credit facility	175,062	115,423
Repayments under credit facility	(156,235)	(115,423)
Capital and financing lease obligations payments	(290)	(169)
Contingent consideration payments for acquisition	—	(514)
Loan fees paid	(42)	—
Repurchases of common stock	(139)	—
Payments on withholding tax for restricted stock unit vesting	(10)	(22)
Net cash provided by (used in) financing activities	18,346	(705)
Net decrease in cash and cash equivalents	(212)	(1,879)
Cash and cash equivalents, beginning of period	2,915	5,113
Cash and cash equivalents, end of period	$2,703	3,234
Supplemental disclosures of cash flow information:
Cash paid for interest	$161	35
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $469 and $207, respectively	1,897	2,109
Income taxes paid	6,362	6,254
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$9,177	6,367
Property acquired through capital and financing lease obligations	3,343	5,827

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2016 and 2015

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of June 30, 2016, the Company operated 118 stores in 19 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 103 stores in 18 states as of September 30, 2015.

2. Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial statements and are in the form prescribed by Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Form 10-K. The accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial results. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fiscal year ending September 30.

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

The Company has one reporting segment: natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following product categories, which are presented as a percentage of sales for the three and nine months ended June 30, 2016 and 2015, as follows:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Grocery	66.8%	66.9	66.4	66.5
Dietary supplements	22.0	22.1	22.3	22.5
Other	11.2	11.0	11.3	11.0
	100.0%	100.0	100.0	100.0

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” Topic 718, “Compensation-Stock Compensation” (ASU 2016-09). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The main provision requires all excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the statement of income. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. The ASU also allows an entity to make an entity-wide election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. Other provisions in ASU 2016-09 permit tax withholding up to the maximum statutory tax rates in the applicable jurisdictions. Under ASU 2016-09 excess tax benefits must be classified along with other income tax cash flows as an operating activity. The provisions of ASU 2016-09 are effective for the Company’s first quarter of the fiscal year ending September 30, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.” The FASB approved the deferral of ASU 2014-09, by extending the new revenue recognition standard’s mandatory effective date by one year and permitting public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. However, earlier adoption is permitted only for annual reporting periods beginning after December 15, 2016. The guidance in ASU 2014-09 will be effective for the Company in the first quarter of the fiscal year ending September 30, 2019. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

3. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units (RSUs) were to vest, resulting in the issuance of common stock that would then share in the Company’s earnings. Presented below are basic and diluted EPS for the three and nine months ended June 30, 2016 and 2015, dollars in thousands, except per share data:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Net income	$2,680	4,345	10,005	13,312

Weighted average number of shares of common stock outstanding	22,501,044	22,491,158	22,499,229	22,488,975
Effect of dilutive securities	5,054	9,296	5,991	10,757
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,506,098	22,500,454	22,505,220	22,499,732

Basic earnings per share	$0.12	0.19	0.44	0.59
Diluted earnings per share	$0.12	0.19	0.44	0.59

There were 103,795 and 91,828 non-vested RSUs for the three and nine months ended June 30, 2016, respectively, excluded from the calculation of diluted EPS as they are antidilutive. There were zero and 26,796 antidilutive non-vested RSUs for the three and nine months ended June 30, 2015, respectively.

The Company did not declare any dividends in the three or nine months ended June 30, 2016 or 2015.

4. Debt

Credit Facility

On January 28, 2016, the Company entered into a new credit agreement (the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets.

On May 10, 2016, the operating company entered into an amendment to the Credit Facility, pursuant to which the amount available for borrowing under the Credit Facility was increased from $30.0 million to $45.0 million (including a $5.0 million sublimit for standby letters of credit). The Company has the ability to increase the amount available for borrowing by an additional amount that may not exceed $5.0 million if the existing lenders or other eligible lenders agree to provide an additional commitment or commitments. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on January 31, 2021.

For floating rate borrowings under the Credit Facility, interest is determined by the lender’s administrative agent based on the most recent compliance certificate of the operating company and stated at the base rate less the lender spread based upon certain financial measures. For fixed rate borrowings under the Credit Facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread based upon certain financial measures. The unused commitment fee is based upon certain financial measures.

The Credit Facility requires compliance with certain customary operational and financial covenants, including a leverage ratio. The Credit Facility also contains certain other customary limitations on the Company, including with respect to its ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions. Additionally, the Credit Facility prohibits the payment of cash dividends to the holding company from the operating company without the administrative agent’s consent, except when no default or event of default exists. If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance expenses and for other reasonable expenses incurred in the ordinary course of business, including cash dividends to the holding company for the repurchase of shares of common stock in an amount not to exceed $10.0 million.

At the same time it entered into the Credit Facility, the Company terminated its prior credit agreement (the Prior Credit Facility).

The Company had $18.8 million outstanding under the Credit Facility as of June 30, 2016 and zero outstanding under the Prior Credit Facility as of September 30, 2015. As of June 30, 2016, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. As of September 30, 2015, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Prior Credit Facility. The Company had $25.2 million available for borrowing under the Credit Facility as of June 30, 2016 and $14.0 million available for borrowing under the Prior Credit Facility as of September 30, 2015.

As of June 30, 2016, the Company was in compliance with the debt covenants under the Credit Facility. As of September 30, 2015, the Company was in compliance with the debt covenants under the Prior Credit Facility.

Capital and Financing Lease Obligations

The Company had 15 leases as of June 30, 2016 and 13 leases as of September 30, 2015 that are included in capital and financing lease obligations (see Note 6). The Company does not record rent expense for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense. The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $0.8 million for each of the three months ended June 30, 2016 and 2015 and approximately $2.2 million for each of the nine months ended June 30, 2016 and 2015. Interest expense for the three and nine months ended June 30, 2016 and 2015 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively and $0.5 million and $0.2 million for the nine months ended June 30, 2016 and 2015, respectively.

5. Shareholders’ Equity

Share Repurchases

On May 5, 2016, the Company’s Board of Directors (the “Board”) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Repurchases under the Company’s share repurchase program are made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

The following table summarizes share repurchase activity for the periods indicated (in thousands, except number of shares acquired and average per share cost):

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Number of common shares acquired	10,300	—	10,300	—
Average price per common share acquired (including commissions)	$13.46	—	13.46	—
Total cost of common shares acquired	$139	—	139	—

At June 30, 2016 and September 30, 2015, the Company held in treasury 10,300 shares and zero shares, respectively, totaling approximately $0.1 million and zero, respectively.

Between July 1 and July 25, 2016 (the latest practicable date for making the determination), the Company has not repurchased any additional shares of the Company’s common stock.

6. Lease Commitments

Capital and financing lease obligations as of June 30, 2016 and September 30, 2015, were as follows, dollars in thousands:

	As of
	June 30, 2016	September 30, 2015
Capital lease finance obligations, due in monthly installments through fiscal year 2031	$25,680	22,096
Capital lease obligations, due in monthly installments through fiscal year 2041	5,264	4,539
Capital lease obligations for assets under construction, due in monthly installments through fiscal year 2041	—	972
Total capital and financing lease obligations	30,944	27,607
Less current portion	(435)	(333)
Total capital and financing lease obligations, net of current portion	$30,509	27,274

7. Property and Equipment

The Company had the following property and equipment balances as of June 30, 2016 and September 30, 2015, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2016	September 30, 2015
Construction in process		n/a		$9,440	10,150
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		28,473	24,774
Capitalized real estate leases		15		5,735	4,866
Land		n/a		192	192
Buildings		40		12,018	4,980
Land improvements	5	-	15	1,022	1,015
Leasehold and building improvements	1	-	25	109,846	91,865
Fixtures and equipment	5	-	7	97,498	83,932
Computer hardware and software	3	-	5	15,600	13,834
				279,824	235,608
Less accumulated depreciation and amortization				(107,821)	(90,389)
Property and equipment, net				$172,003	145,219

Capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings under capital lease finance obligations, and capitalized real estate leases includes assets for the Company’s buildings under capital lease obligations (see Note 6).

Construction in process as of June 30, 2016 includes zero related to construction costs for leases in process for which the Company was deemed the owner during the construction period during which such properties were not in service. Construction in process as of September 30, 2015, includes approximately $0.9 million related to one building under a capital lease obligation that was not yet in service.

Depreciation and amortization expense for the three and nine months ended June 30, 2016 and 2015 is summarized as follows, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$220	200	639	597
Depreciation and amortization expense included in store expenses	5,851	4,968	17,084	14,316
Depreciation and amortization expense included in administrative expenses	309	234	894	619
Total depreciation and amortization expense	$6,380	5,402	18,617	15,532

8. Accrued Expenses

The composition of accrued expenses as of June 30, 2016 and September 30, 2015 is summarized as follows, dollars in thousands:

	As of
	June 30, 2016	September 30, 2015
Payroll and employee-related expenses	$6,251	7,795
Accrued income taxes payable	—	5,540
Accrued property, sales and use tax payable	4,473	4,365
Accrued marketing expenses	875	532
Deferred revenue related to gift card sales	947	864
Other	747	553
Total accrued expenses	$13,293	19,649

9. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases and one capital lease with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended June 30, 2016 and 2015. Rent paid to Chalet was approximately $0.9 million for each of the nine months ended June 30, 2016 and 2015.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended June 30, 2016 and 2015. Rent paid to the Land Trust was approximately $0.2 million for each of the nine months ended June 30, 2016 and 2015.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended June 30, 2016 and 2015. Rent paid to FTVC LLC was less than $0.1 million for each of the nine months ended June 30, 2016 and 2015.

10. Commitments and Contingencies

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

In Bernhard Engl v. Natural Grocers by Vitamin Cottage, Inc. and Vitamin Cottage Natural Food Markets, Inc., filed on September 25, 2015 in the United States District Court for the District of Colorado, the plaintiff filed a lawsuit against the Company in connection with a data security incident that affected the Company during fiscal year 2015. The complaint purports to state an action on behalf of a class of customers who used debit or credit cards at the Company’s stores. The Company believes the plaintiff's claims are without merit and intends to vigorously defend itself in this proceeding. On June 20, 2016, a Magistrate Judge of the United States District Court for the District of Colorado issued a Recommendation and Order dismissing the plaintiff’s complaint without prejudice. At this time, we cannot predict: (i) whether the Court will affirm the Magistrate Judge’s Recommendation and Order; (ii) whether, if the Court affirms the Magistrate Judge’s Recommendation and Order, the plaintiff will appeal such ruling; or (iii) the scope of the potential loss in the event of an adverse outcome. As a result, the Company has not accrued any liability with respect to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and with the audited consolidated financial statements and notes thereto in our Form 10-K. This MD&A contains forward-looking statements. Refer to “Forward-Looking Statements” at the beginning of this Form 10-Q for an explanation of these types of statements. All references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example “fiscal year 2016” refers to the fiscal year from October 1, 2015 to September 30, 2016). Summarized numbers included in this section, and corresponding percentage or basis point changes may not sum due to the effects of rounding.

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of June 30, 2016, we operated 118 stores in 19 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado. The size of our stores varies from 5,000 to 16,000 selling square feet. During the twelve months ended June 30, 2016, our new stores averaged approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2015, we increased our store count at a compound annual growth rate of 21.4%. In fiscal year 2015, we opened 16 new stores, and we currently plan to open 23 new stores in fiscal year 2016, 15 of which opened during the nine months ended June 30, 2016. Since June 30, 2016, we have opened two new stores in Arizona and have signed a total of 19 leases for new stores that we plan to open in fiscal years 2016 and 2017 in Arizona, Colorado, Idaho, Iowa, Missouri, Nevada, North Dakota, Oregon, Texas, Utah, and Washington. We have relocated four existing stores and remodeled one store in fiscal year 2016.

Performance Highlights

Key highlights of our performance for the three and nine month periods ended June 30, 2016 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, comparable store sales, daily average comparable store sales, mature store sales and daily average mature store sales are defined under the caption “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $179.3 million for the three months ended June 30, 2016, which is an increase of $20.6 million, or 13.0%, compared to net sales of $158.7 million for the three months ended June 30, 2015. Net sales were $524.5 million for the nine months ended June 30, 2016, which is an increase of $62.2 million, or 13.4%, compared to net sales of $462.3 million for the nine months ended June 30, 2015.

●

Comparable store sales. Comparable store sales for the three months ended June 30, 2016 and 2015, increased 1.8% and 5.8%, respectively. Comparable store sales for the nine months ended June 30, 2016 and 2015 increased 2.1% and 5.8%, respectively.

●

Daily average comparable store sales. Daily average comparable store sales, which removes the effect of one more selling day in the three months ended June 30, 2016, as a result of the occurrence of Easter in March 2016 (as compared to April 2015), increased 0.7% and 5.8% for the three months ended June 30, 2016 and 2015, respectively. Daily average comparable store sales, which removes the effect of one more selling day in the nine months ended June 30, 2016 as a result of the occurrence of leap year in fiscal 2016, increased 1.8% and 5.8%, for the nine months ended June 30, 2016 and 2015, respectively.

●

Mature store sales. Mature store sales for the three months ended June 30, 2016 decreased 0.2% and for the three months ended June 30, 2015 increased 2.3%. Mature store sales for the nine months ended June 30, 2016 decreased 0.4% and for the nine months ended June 30, 2015 increased 2.6%.

●

Daily average mature store sales. Daily average mature store sales, which removes the effect of one more selling day in the three months ended June 30, 2016, decreased 1.3% for the three months ended June 30, 2016 and increased 2.3% for the three months ended June 30, 2015. Daily average mature store sales, which removes the effect of one more selling day in the nine months ended June 30, 2016, decreased 0.8% for the nine months ended June 30, 2016 and increased 2.6% for the nine months ended June 30, 2015.

●

Net income. Net income was $2.7 million for the three months ended June 30, 2016, a decrease of $1.7 million, or 38.3%, compared to net income of $4.3 million for the three months ended June 30, 2015. Net income was $10.0 million for the nine months ended June 30, 2016, a decrease of $3.3 million, or 24.8%, compared to net income of $13.3 million for the nine months ended June 30, 2015.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $10.4 million for the three months ended June 30, 2016, a decrease of $2.2 million, or 17.7%, from $12.6 million for the three months ended June 30, 2015. We generated EBITDA of $35.8 million for the nine months ended June 30, 2016, a decrease of $2.8 million, or 7.3%, from $38.6 million for the nine months ended June 30, 2015. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of June 30, 2016, cash and cash equivalents was $2.7 million, and there was $25.2 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $1.0 million.

●

New store growth. We opened six new stores during the three months ended June 30, 2016 and 15 new stores during the nine months ended June 30, 2016. We operated a total of 118 stores as of June 30, 2016. We plan to open a total of 23 new stores in fiscal year 2016, which would result in an annual new store growth rate of 22.3% for fiscal year 2016.

●	Store Relocations and Remodels. We have relocated four stores and remodeled one store in fiscal year 2016.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, economic conditions, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. In this regard, we believe our financial results for the three and nine months ended June 30, 2016 continue to reflect economic pressures in several of the markets we serve due to lower oil and natural gas prices (although we believe those pressures have begun to moderate).

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue for the foreseeable future. Our financial results for the three and nine months ended June 30, 2016 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

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

We plan for the foreseeable future to continue opening new stores and entering new markets. The rate of new store growth in the foreseeable future is expected to moderate somewhat compared to recent years, depending on economic and business conditions and other factors. During the past few years, we have expanded our infrastructure to enable us to support our continued growth. This has included implementing our enterprise resource planning system, hiring key personnel, developing efficient new store opening construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center. During fiscal year 2015, we redesigned our website (www.naturalgrocers.com) to enhance functionality, create a more engaging user experience and increase its reach and effectiveness. In addition, in fiscal year 2015 we introduced the {N}powerSM customer appreciation program at all of our stores, which we believe will enhance customer loyalty and increase customer engagement levels.

We believe there are opportunities for us to continue to expand our store base, expand profitability and increase comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry and regional and general economic conditions. In this regard, during the three and nine months ended June 30, 2016, the rate of growth in our comparable store sales moderated compared to the prior year periods in part due to the impact of increased competition in the natural and organic retail sector and internally generated competition due to opening new stores in our existing markets. To a lesser extent, we experienced economic pressures in several of the markets we serve due to lower oil and natural gas prices (which pressures we believe have begun to moderate).

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink expense and store occupancy costs. Store occupancy costs include rent, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility. The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors, and as a result, our cost of goods sold and occupancy costs data included in this Form 10-Q may not be comparable to similar data made available by our competitors. Occupancy costs as a percentage of sales typically decrease as new stores mature and increase sales. We do not record in costs of goods sold and occupancy costs rent payments for leases classified as capital and financing lease obligations. Rather, these rent payments are recognized as a reduction of the related obligations and as interest expense. Additionally, depreciation expense related to the capitalized asset is recorded in store expenses.

Gross profit and gross margin

Gross profit is equal to our net sales less our cost of goods sold and occupancy costs. Gross margin is gross profit as a percentage of net sales. Gross margin is impacted by changes in retail prices, product costs, occupancy costs, and the mix of products sold, as well as the rate at which we open new stores.

Store expenses

Store expenses consist of store level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on capitalized real estate leases, land improvements, leasehold improvements, fixtures and equipment and computer hardware and software. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations. The majority of store expenses are comprised of salary-related expenses which we closely manage and which typically trend with sales. Labor-related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores typically have lower sales and require a certain level of staffing in order to maintain adequate levels of customer service. As new stores increase their sales, labor related expenses as a percentage of sales typically decrease.

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

Operating income

Operating income consists of gross profit less store expenses, administrative expenses and pre-opening and relocation expenses. Operating income can be impacted by a number of factors, including the timing of new store openings and store relocations, whether or not a store lease is classified as an operating, capital or financing lease, as well as fluctuations in store expenses and administrative expenses. The amount of time it takes for new stores to become profitable can vary depending on a number of factors, including location, competition, a new market versus an existing market and the strength of store management.

Interest expense

Interest expense consists of the interest associated with capital and financing lease obligations and interest we incur on outstanding indebtedness, including under our Credit Facility, all net of capitalized interest.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Statements of Income Data:*
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	71.6	70.9	71.2	70.7
Gross profit	28.4	29.1	28.8	29.3
Store expenses	22.4	21.1	21.9	21.0
Administrative expenses	2.7	2.7	2.8	2.7
Pre-opening and relocation expenses	1.1	0.7	0.8	0.5
Operating income	2.2	4.6	3.3	5.0
Interest expense	(0.4)	(0.5)	(0.4)	(0.5)
Income before income taxes	1.8	4.1	2.9	4.5
Provision for income taxes	(0.3)	(1.3)	(1.0)	(1.6)
Net income	1.5%	2.7	1.9	2.9

*Figures may not sum due to rounding.

Number of stores at end of period	118	99	118	99
Number of stores opened during the period	6	4	15	12

Total store unit count increase period over period	19.2%	17.9	19.2	17.9
Change in comparable store sales	1.8	5.8	2.1	5.8
Change in daily average comparable store sales	0.7	5.8	1.8	5.8
Change in mature store sales	(0.2)	2.3	(0.4)	2.6
Change in daily average mature store sales	(1.3)	2.3	(0.8)	2.6

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended June 30,		Change In
	2016	2015	Dollars	Percent
Statements of Income Data:
Net sales	$179,274	158,650	20,624	13.0%
Cost of goods sold and occupancy costs	128,344	112,508	15,836	14.1
Gross profit	50,930	46,142	4,788	10.4
Store expenses	40,095	33,508	6,587	19.7
Administrative expenses	4,813	4,322	491	11.4
Pre-opening and relocation expenses	2,007	1,078	929	86.3
Operating income	4,015	7,234	(3,219)	(44.5)
Interest expense	(768)	(768)	—	(0.1)
Income before income taxes	3,247	6,466	(3,219)	(49.8)
Provision for income taxes	(567)	(2,121)	1,554	(73.3)
Net income	$2,680	4,345	(1,665)	(38.3)

Net sales

Net sales increased $20.6 million, or 13.0%, to $179.3 million for the three months ended June 30, 2016 compared to $158.7 million for the three months ended June 30, 2015, primarily due to a $17.7 million increase in sales from new stores and a $2.9 million, or 1.8%, increase in comparable store sales. Daily average comparable store sales increased 0.7% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The daily average comparable store sales increase resulted from a 0.7% increase in average transaction size; daily average transaction count remained flat quarter over quarter. Comparable store average transaction size was $35.39 for the three months ended June 30, 2016. Daily average mature store sales decreased 1.3% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The rate of growth in our comparable store sales has moderated in part due to the impact of increased competition in the natural and organic sector and internally generated competition due to opening new stores in our existing markets. To a lesser extent, we experienced economic pressures in several of the markets we serve due to lower oil and natural gas prices (which pressures we believe have begun to moderate).

Gross profit

Gross profit increased $4.8 million, or 10.4%, to $50.9 million for the three months ended June 30, 2016 compared to $46.1 million for the three months ended June 30, 2015, primarily driven by an increase in the number of comparable stores. Gross profit was positively impacted in the three months ended June 30, 2016 by one more selling day compared to the same period in 2015 due to the occurrence of Easter in March 2016 as compared to April 2015. Gross margin decreased to 28.4% for the three months ended June 30, 2016 from 29.1% for the three months ended June 30, 2015. Gross margin was negatively impacted by an increase in occupancy costs as a percentage of sales, primarily due to higher average lease expenses at newer and relocated stores. The increase in occupancy cost as a percentage of sales also reflects the decrease in mature store sales combined with the fixed nature of our rent obligations and related occupancy expenses. Additionally, gross margin was negatively impacted by increased shrink expense, partially offset by product margin improvements across most categories, all as a percentage of sales.

We had 15 and 13 store leases that were classified as capital and financing lease obligations for the three months ended June 30, 2016 and 2015, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended June 30, 2016 and 2015, would have each been approximately 55 basis points higher, respectively, than as reported.

Store expenses

Store expenses increased $6.6 million, or 19.7%, to $40.1 million for the three months ended June 30, 2016 compared to $33.5 million for the three months ended June 30, 2015. Store expenses as a percentage of sales were 22.4% and 21.1% for the three months ended June 30, 2016 and 2015, respectively. The increase in store expenses as a percentage of sales was primarily due to increases in salary-related expenses, depreciation and other store expenses.

Administrative expenses

Administrative expenses increased $0.5 million, or 11.4%, to $4.8 million for the three months ended June 30, 2016 compared to $4.3 million for the three months ended June 30, 2015. The increase in administrative expenses was primarily due to the addition of senior management positions to support our growth, together with legal and public company costs. Administrative expenses as a percentage of sales was 2.7% for each of the three months ended June 30, 2016 and 2015.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.9 million, or 86.3%, for the three months ended June 30, 2016 to $2.0 million compared to $1.1 million for the three months ended June 30, 2015, due to the impact of the number and timing of new store openings and relocations. We opened six new stores and relocated one existing store during the three months ended June 30, 2016 and opened four new stores during the three months ended June 30, 2015. Additionally, we incurred heightened pre-opening expenses as we prepared to open eight new stores during the fourth quarter of fiscal 2016. Pre-opening and relocation expenses as a percentage of sales were 1.1% and 0.7% for the three months ended June 30, 2016 and 2015, respectively.

Interest expense

Interest expense, net of capitalized interest, decreased less than $0.1 million, or 0.1%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to an increase in capitalized interest, offset by higher average borrowings under our Credit Facility during the three months ended June 30, 2016. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 35 and 50 basis points lower than as reported for the three months ended June 30, 2016 and 2015, respectively.

Income taxes

Our effective income tax rate for the three months ended June 30, 2016 and 2015 was 17.5% and 32.8%, respectively. The decrease in the effective income tax rate was driven by a revision in our estimated annual federal tax rate from 35% to 34% and federal and state tax credits in our fiscal 2015 tax return that were higher than previously estimated in the provision for the three months ended June 30, 2016.

Net income

Net income was $2.7 million, or $0.12 diluted earnings per share, for the three months ended June 30, 2016 compared to $4.3 million, or $0.19 diluted earnings per share, for the three months ended June 30, 2015.

Nine months ended June 30, 2016 compared to the nine months ended June 30, 2015

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Nine months ended June 30,		Change In
	2016	2015	Dollars	Percent
Statements of Income Data:
Net sales	$524,455	462,281	62,174	13.4%
Cost of goods sold and occupancy costs	373,627	326,975	46,652	14.3
Gross profit	150,828	135,306	15,522	11.5
Store expenses	114,768	97,018	17,750	18.3
Administrative expenses	14,503	12,705	1,798	14.2
Pre-opening and relocation expenses	4,399	2,525	1,874	74.2
Operating income	17,158	23,058	(5,900)	(25.6)
Interest expense	(2,154)	(2,217)	63	(2.9)
Income before income taxes	15,004	20,841	(5,837)	(28.0)
Provision for income taxes	(4,999)	(7,529)	2,530	(33.6)
Net income	$10,005	13,312	(3,307)	(24.8)

Net sales

Net sales increased $62.2 million, or 13.4%, to $524.5 million for the nine months ended June 30, 2016 compared to $462.3 million for the nine months ended June 30, 2015, primarily due to a $52.4 million increase in sales from new stores and a $9.8 million, or 2.1%, increase in comparable store sales. Daily average comparable store sales increased 1.8% for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015. The daily average comparable store sales increase was primarily driven by a 1.1% increase in average transaction size and a 0.7% increase in daily average transaction count. Comparable store average transaction size was $36.11 for the nine months ended June 30, 2016. Daily average mature store sales decreased 0.8% for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015. The rate of growth in our comparable store sales has moderated in part due to the impact of increased competition in the natural and organic sector and internally generated competition due to opening new stores in our existing markets. To a lesser extent, we experienced economic pressures in several of the markets we serve due to lower oil and natural gas prices (which pressures we believe have begun to moderate).

Gross profit

Gross profit increased $15.5 million, or 11.5%, to $150.8 million for the nine months ended June 30, 2016 compared to $135.3 million for the nine months ended June 30, 2015, primarily driven by positive comparable store sales and an increase in the number of comparable stores. Gross profit was positively impacted in the nine months ended June 30, 2016 by one more selling day compared to the same period in 2015 due to the occurrence of leap year in fiscal 2016. Gross margin decreased to 28.8% for the nine months ended June 30, 2016 from 29.3% for the nine months ended June 30, 2015. Gross margin for the nine months ended June 30, 2016 was negatively impacted by an increase in occupancy costs as a percentage of sales. The increase in occupancy costs as a percentage of sales was primarily due to higher average lease expenses at newer and relocated stores, and also reflects the decrease in mature store sales and the fixed nature of our rent obligations and related occupancy expenses. Additionally, product margin improved across most categories, offset by increased shrink expense, all as a percentage of sales.

We had 15 and 13 leases for stores that were classified as capital and financing lease obligations for the nine months ended June 30, 2016 and 2015, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales would have been approximately 55 basis points higher for each of the nine months ended June 30, 2016 and 2015, respectively, rather than as reported.

Store expenses

Store expenses increased $17.8 million, or 18.3%, to $114.8 million for the nine months ended June 30, 2016 from $97.0 million for the nine months ended June 30, 2015. Store expenses as a percentage of sales were 21.9% and 21.0% for the nine months ended June 30, 2016 and 2015, respectively. The increase in store expenses as a percentage of sales was primarily due to increases in salary-related expenses, depreciation and other store expenses.

Administrative expenses

Administrative expenses increased $1.8 million, or 14.2%, to $14.5 million for the nine months ended June 30, 2016 compared to $12.7 million for the nine months ended June 30, 2015, primarily due to the addition of senior management positions to support our growth, together with legal and public company costs. Administrative expenses as a percentage of sales was 2.8% and 2.7% for the nine months ended June 30, 2016 and 2015, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $1.9 million, or 74.2%, to $4.4 million for the nine months ended June 30, 2016 compared to $2.5 million for the nine months ended June 30, 2015, due to the impact of the number and timing of new store openings and relocations. We opened 15 new stores, relocated three stores and remodeled one store during the nine months ended June 30, 2016 and opened 12 new stores during the nine months ended June 30, 2015. Additionally, we incurred heightened pre-opening expenses as we prepared to open eight new stores during the fourth quarter of fiscal 2016. Pre-opening and relocation expenses as a percentage of sales were 0.8% and 0.5% for the nine months ended June 30, 2016 and 2015, respectively.

Interest expense

Interest expense, net of capitalized interest, decreased less than $0.1 million, or 2.9%, for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015, primarily due to an increase in capitalized interest, partially offset by an increase in interest expense associated with our Credit Facility due to higher average borrowings during the nine months ended June 30, 2016. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percentage of sales would have been approximately 35 and 50 basis points lower than as reported for the nine months ended June 30, 2016 and 2015, respectively.

Income taxes

Our effective income tax rate for the nine months ended June 30, 2016 and 2015 was 33.3% and 36.1%, respectively. The decrease in the effective income tax rate was driven by a revision in our estimated annual federal tax rate from 35% to 34% and federal and state tax credits in our fiscal 2015 tax return that were higher than previously estimated in the provision for the nine months ended June 30, 2016.

Net income

Net income was $10.0 million, or $0.44 diluted earnings per share, for the nine months ended June 30, 2016 compared to $13.3 million, or $0.59 diluted earnings per share, for the nine months ended June 30, 2015.

Non-GAAP financial measures

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization.

EBITDA decreased 17.7% to $10.4 million in the three months ended June 30, 2016 compared to $12.6 million for the three months ended June 30, 2015. EBITDA decreased 7.3% to $35.8 million in the nine months ended June 30, 2016 compared to $38.6 million for the nine months ended June 30, 2015. EBITDA as a percent of sales was 5.8% and 8.0% in the three months ended June 30, 2016 and 2015, respectively. EBITDA as a percent of sales was 6.8% and 8.3% in the nine months ended June 30, 2016 and 2015, respectively. Stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 55 basis points in each of the three months ended June 30, 2016 and 2015, respectively, and by approximately 55 basis points in each of the nine months ended June 30, 2016 and 2015, respectively, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

We believe EBITDA provides additional information about: (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a component of a measure in our financial covenants under the Credit Facility. Further, our incentive compensation plans base incentive compensation payments on EBITDA.

Furthermore, management believes some investors use EBITDA as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. By providing this non-GAAP financial measure, together with a reconciliation from net income, we believe we are enhancing analysts’ and investors’ understanding of our business and our results of operations, as well as assisting analysts and investors in evaluating how well we are executing our strategic initiatives. Our competitors may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a supplemental measure of operating performance that does not represent, and should not be considered as an alternative to, or substitute for, net income or other financial statement data presented in our consolidated financial statements as indicators of our financial performance. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

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

The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Net income	$2,680	4,345	10,005	13,312
Interest expense	768	768	2,154	2,217
Provision for income taxes	567	2,121	4,999	7,529
Depreciation and amortization	6,380	5,402	18,617	15,532
EBITDA	$10,395	12,636	35,775	38,590

Liquidity and Capital Resources

On January 28, 2016, the Company entered into a new $30.0 million credit agreement (the Credit Facility). On May 10, 2016, the operating company entered into an amendment to the Credit Facility pursuant to which the amount available for borrowing thereunder was increased from $30.0 million to $45.0 million (including a $5.0 million sublimit for standby letters of credit). Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility.

Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, interest and principal payments for outstanding indebtedness and corporate taxes.

As of June 30, 2016, we had $2.7 million in cash and cash equivalents, as well as $25.2 million available for borrowing under the Credit Facility.

On May 5, 2016, our Board authorized a new two-year share repurchase program pursuant to which the Company may expend up to $10.0 million to repurchase shares of the Company’s common stock. During the three months ended June 30, 2016, we purchased 10,300 shares of our common stock for approximately $0.1 million (an average price of $13.46 per share) under the share repurchase program. We expect funding of share repurchases will come from operating cash flow, excess cash and/or borrowings under the Credit Facility. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

We plan to continue to open new stores, which has previously required, and may continue to require, us to borrow additional amounts under the Credit Facility. We plan to spend approximately $13.0 million to $15.0 million on capital expenditures during the remainder of fiscal year 2016 in connection with our 8 planned new store openings and one store relocation. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days of the related sale.

We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store consisting of capital expenditures of approximately $1.7 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Nine months ended June 30,
	2016	2015
Net cash provided by operating activities	$20,732	29,221
Net cash used in investing activities	(39,290)	(30,395)
Net cash provided by (used in) financing activities	18,346	(705)
Net decrease in cash and cash equivalents	(212)	(1,879)
Cash and cash equivalents, beginning of period	2,915	5,113
Cash and cash equivalents, end of period	$2,703	3,234

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities decreased $8.5 million, or 29.1%, to $20.7 million for the nine months ended June 30, 2016, compared to $29.2 million for the nine months ended June 30, 2015. The decrease in cash provided by operating activities was primarily due to a decrease in net income, as adjusted for non-cash items such as depreciation and amortization resulting from the addition of new stores and deferred tax expense as well as changes in working capital driven by the timing of payment on inventory and other purchases. Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Investing Activities

Net cash used in investing activities increased $8.9 million, or 29.3%, to $39.3 million for the nine months ended June 30, 2016 compared to $30.4 million for the nine months ended June 30, 2015 due to a $14.5 million increase in cash paid for property and equipment, which was driven by the timing of new store openings, relocations and remodels, partially offset by a decrease in the payment for acquisition.

Financing Activities

Cash provided by financing activities consists primarily of borrowings and repayments under our Credit Facility and payments of capital and financing lease obligations. Cash provided by financing activities was $18.3 million for the nine months ended June 30, 2016, compared to cash used in financing activities of $0.7 million for the nine months ended June 30, 2015. The increase in cash provided by financing activities for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015 was primarily due to net borrowings of $18.8 million under our Credit Facility during the nine months ended June 30, 2016.

Credit Facility

On January 28, 2016, the Company entered into the Credit Facility. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets.

On May 10, 2016, the operating company entered into an amendment to the Credit Facility, pursuant to which the amount available for borrowing thereunder was increased from $30.0 million to $45.0 million (including a $5.0 million sublimit for standby letters of credit). The Company has the ability to increase the amount available for borrowing by an additional amount that may not exceed $5.0 million if the existing lenders or other eligible lenders agree to provide an additional commitment or commitments. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on January 31, 2021.

For floating rate borrowings under the Credit Facility, interest is determined by the lender’s administrative agent based on the most recent compliance certificate of the operating company and stated at the base rate less the lender spread based upon certain financial measures. For fixed rate borrowings under the Credit Facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread based upon certain financial measures. The unused commitment fee is based upon certain financial measures.

The Credit Facility requires compliance with certain customary operational and financial covenants, including a leverage ratio. The Credit Facility also contains certain other customary limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions, among other limitations. Additionally, the Credit Facility prohibits the payment of cash dividends to the holding company from the operating company without the administrative agent’s consent, except when no default or event of default exists. If no default or event of default exists, dividends are allowed for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business, including cash dividends to the holding company for the repurchase of shares of common stock in an amount not to exceed $10.0 million.

At the same time it entered into the Credit Facility, the Company terminated its prior credit agreement (the Prior Credit Facility).

The Company had $18.8 million outstanding under the Credit Facility as of June 30, 2016 and zero outstanding under the Prior Credit Facility as of September 30, 2015. As of June 30, 2016 the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. As of September 30, 2015, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Prior Credit Facility. The Company had $25.2 million available for borrowing under the Credit Facility as of June 30, 2016 and $14.0 million available for borrowing under the Prior Credit Facility as of September 30, 2015.

As of June 30, 2016, the Company was in compliance with the debt covenants under the Credit Facility. As of September 30, 2015, the Company was in compliance with the debt covenants under the Prior Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 5 of Notes to Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and in Part II, Item 2 of this Form 10-Q.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2016, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating leases (1)	$485,237	33,916	74,672	71,398	305,251
Capital and financing lease obligations, including principal and interest payments (2)	46,495	3,789	7,642	7,714	27,350
Contractual obligations for construction related activities (3)	2,221	2,221	—	—	—
Debt obligations (4)	18,827	—	—	18,827	—
Interest payments (5)	1,340	292	584	464	—
	$554,120	40,218	82,898	98,403	332,601

(1)	Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(2)

Represents the payments due under our capital and financing lease obligations for 15 stores, all of which were open as of June 30, 2016. We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(3)

Contractual obligations for construction-related activities include future payments to general contractors that are legally binding as of June 30, 2016 and relate to new store construction, relocations and remodels.

(4)

Represents the outstanding balance on our Credit Facility as of June 30, 2016. For purposes of this table, the outstanding balance was considered outstanding until January 31, 2021, which is the maturity date of the Credit Facility.

(5)

In order to calculate future interest payments during the remaining term of our Credit Facility, current amounts were considered outstanding until January 31, 2021, which is the maturity date of the Credit Facility.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2016, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. All of our stores and facilities, with one exception, are leased. We own two stores that are located on leased property. As of June 30, 2016, 15 store leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes of our long-term debt, and, to a limited extent, our Credit Facility. We do not use financial instruments for trading or other speculative purposes. There have been no material changes regarding our market risk position from the information provided under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

In Bernhard Engl v. Natural Grocers by Vitamin Cottage, Inc. and Vitamin Cottage Natural Food Markets, Inc., filed on September 25, 2015 in the United States District Court for the District of Colorado, the plaintiff filed a lawsuit against the Company in connection with a data security incident that affected the Company during fiscal year 2015. The complaint purports to state an action on behalf of a class of customers who used debit or credit cards at our stores. We believe the plaintiff's claims are without merit and intend to vigorously defend ourselves in this proceeding. On June 20, 2016, a Magistrate Judge of the United States District Court for the District of Colorado issued a Recommendation and Order dismissing the plaintiff’s complaint without prejudice. At this time, we cannot predict: (i) whether the Court will affirm the Magistrate Judge’s Recommendation and Order; (ii) whether, if the Court affirms the Magistrate Judge’s Recommendation and Order, the plaintiff will appeal such ruling; or (iii) the scope of the potential loss in the event of an adverse outcome.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, “Item 1A-Risk Factors,” of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of the Company’s common stock during the quarter ended June 30, 2016 by the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
May 5, 2016 to May 31, 2016	—	—	—	—
June 1, 2016 to June 30, 2016	10,300	$13.46	10,300	$9,861

Total	10,300	$13.46	10,300	$9,861

(1)     Average price paid per share includes commissions paid.

(2)     On May 5, 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on July 28, 2016.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ SANDRA BUFFA
Sandra Buffa, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.41	Customer Distribution Agreement by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc. dated as of June 21, 2016#
10.42

First Amendment to Credit Agreement dated as of May 10, 2016, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited) and (iv) notes to Unaudited Interim Consolidated Financial Statements.

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