Form 10-K
period 2016-09-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2016-12-08
CIK 1547459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of the registrant’s common stock on March 31, 2016, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $204,601,384.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 2, 2016 was 22,453,463.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A for the 2017 Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2016.

Natural Grocers by Vitamin Cottage, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2016

i

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example, “fiscal year 2016” refers to the year from October 1, 2015 to September 30, 2016).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Form 10-K) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 in addition to historical information. These forward-looking statements are included throughout this Form 10-K, including in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements that are not statements of historical fact, including those that relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information, are forward looking statements. We may use the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “target” and similar terms and phrases to identify forward-looking statements in this Form 10-K.

The forward-looking statements contained in this Form 10-K are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, national, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those described in “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

In 1998, the second generation of the Isely family, including Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, purchased our predecessor and the Vitamin Cottage® trademark and assumed control of the business. Since then, we have grown our store count from 11 stores in Colorado to 126 stores in 19 states as of September 30, 2016. We have also implemented numerous organizational and operational improvements that have enhanced our ability to scale our operations. We believe that by staying true to our founding principles, we have been able to continue to attract new customers, extend our geographic reach and further solidify our competitive position.

Our Markets

We operate within the natural products retail industry, which is a subset of the United States grocery industry and the dietary supplement business. This industry includes conventional supermarkets, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, online retailers and multi-level marketers. Industry-wide sales of natural and organic foods and dietary supplements have experienced meaningful growth over the past several years, and we believe that growth will continue for the foreseeable future.

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

Our Competitive Strengths

We believe we are well-positioned to capitalize on favorable natural and organic grocery and dietary supplement industry dynamics as a result of the following competitive strengths:

Strict focus on high-quality natural and organic grocery products and dietary supplements. We offer high-quality products and brands, including an extensive selection of widely-recognized natural and organic food, dietary supplements, body care products, pet care products and books. We offer our customers an average of approximately 21,100 Stock Keeping Units (SKUs) of natural and organic products per comparable store (stores open for 13 months or longer), including an average of approximately 6,500 SKUs of dietary supplements. We believe our broad product offering enables our customers to shop our stores for substantially all of their grocery and dietary supplement purchases. In our grocery departments, we only sell USDA certified organic produce and do not approve for sale grocery products that are known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils. In addition, we only sell pasture-raised, non-confinement dairy products and free-range eggs. Consistent with this strategy, our product selection does not include items that do not meet our strict quality guidelines. Our store managers enhance our robust product offering by customizing their stores’ selections to address the preferences of local customers. All products undergo a stringent review process to ensure the products we sell meet our strict quality guidelines, which we believe helps us generate long-term relationships with our customers based on transparency and trust.

Engaging customer service experience based on education and empowerment. We strive to offer consistently exceptional customer service in a shopper-friendly environment, which we believe creates a differentiated shopping experience, enhances customer loyalty and generates repeat visits from our clientele. A key aspect of our customer service model is to provide free nutrition education to our customers. We believe this focus provides an engaging retail experience while also empowering our customers to make informed decisions about their health. We offer our science-based nutrition education through our trained employees, our Health Hotline® newsletter and sales flyer, community out-reach programs, one-on-one nutrition health coaching, nutrition classes, cooking demonstrations, and our website. Our commitment to nutrition education and customer empowerment is emphasized throughout our entire organization, from executive management to store employees. Every store also maintains a Nutritional Health Coach, or NHC, position. The NHC is responsible for training our store employees and educating our customers about nutrition in accordance with applicable local, state and federal regulations. Each NHC must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. Substantially all of our NHCs are full-time employees. We believe our NHC position represents a key element of our customer service model.

Scalable operations and replicable, cost-effective store model. We believe our scalable operating structure, attractive new store model, flexible real estate strategy and disciplined approach to new store development allow us to maximize store performance and continue to grow our store base. Our store model has been successful in highly competitive markets and has supported significant growth outside of our original Colorado geography. We believe our supply chain and infrastructure are scalable and will accommodate significant growth based on the ability of our primary distribution relationships to effectively service our planned store locations. Our investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems, support this growth. We also have a comprehensive human resources information and learning management system (HRIS) to further support the scalability of our operations. In addition, we have established effective site selection guidelines, as well as scalable procedures, to enable us to open a new store within approximately nine months from the time of lease execution. The smaller-store footprint made possible by our limited offering of prepared foods reduces real estate costs, labor costs and perishable inventory shrink and allows us to leverage our new store opening costs.

Experienced and committed management team with proven track record. Our executive management team has an average of 38 years of experience in the natural grocery industry, while our entire management team has an average of over 30 years of relevant experience. Since the second generation of the Isely family assumed control of the business in 1998, we have grown our store count from 11 stores to 126 stores as of September 30, 2016 by remaining dedicated to our founding principles. Over their tenure, members of our executive management team have been instrumental in establishing a successful, scalable operating model, generating consistently strong financial results and developing an effective site selection and store opening process. The depth of our management experience extends beyond our home office. As of September 30, 2016, approximately 48.0% of our store managers at comparable stores had tenures of over four years with us, and our store and department managers at these stores had average tenures of over three years with us. In addition, we have a track record of promoting store management personnel from within. We believe our management’s experience at all levels will allow us to continue to grow our store base while maintaining operational excellence by driving efficiencies in store and back room operations, managing inventory levels and focusing on exceptional customer service.

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Expand our store base. We intend to continue expanding our store base through new store openings in existing markets, as well as penetrating new markets, by leveraging our core competencies of site selection and efficient store openings. Based upon our operating experience and research conducted for us by The Buxton Company, a customer analytics firm, we believe the entire United States market can support over 1,100 Natural Grocers stores, including approximately 200 additional Natural Grocers stores in the 19 states in which we currently operate or have signed leases. In fiscal years 2016 and 2015, we opened 23 and 16 new stores, respectively, and we plan to open 15 to 20 new stores in fiscal year 2017, of which three opened during the first quarter of fiscal year 2017 prior to the filing of this Form 10-K.

Current store locations, signed leases and new store locations.

*Includes signed leases for stores to be opened subsequent to fiscal year 2016. Between September 30, 2016 and the date of this Form 10-K, we opened three new stores. Additionally, we have 18 signed leases for stores planned to open in fiscal year 2017 and 2018.

Increase sales from existing customers. We have achieved positive comparable store sales growth for over 57 consecutive quarters. In order to increase our average ticket and the number of customer transactions, we plan to continue offering an engaging customer experience by providing science-based nutrition education and a differentiated merchandising strategy that delivers affordable, high-quality natural and organic grocery products and dietary supplements. We also plan to continue to utilize targeted marketing efforts to reach our existing customers, which we anticipate will drive customer transactions and convert occasional, single-category customers into core, multi-category customers.

Grow our customer base. We plan to continue building our brand awareness, which we anticipate will grow our customer base. During fiscal year 2016, we implemented several measures aimed at enhancing our brand awareness, including: (i) increasing the Company’s presence on Facebook, Twitter and other social media platforms; (ii) organizing special monthly promotions and events, such as Earth Day in April, on the anniversary of the Company’s founding in August and during the entire month of September to coincide with National Organic Harvest Month; (iii) conducting outdoor advertising campaigns in select markets; (iv) entering into sponsorship arrangements with a US speed skater and a health and fitness expert; (v) teaming with a Grammy Music Educator Award-nominated musician to produce original Natural Grocers organic-themed songs and music videos; (vi) extending home delivery services to select additional markets; and (vii) developing new collateral marketing materials. We believe offering nutrition education has historically been one of our most effective marketing strategies for reaching new customers and increasing the demand for natural and organic groceries and dietary supplements in our markets. To maximize the impact of our Nutritional Health Coaches, we have increased their focus on relationship-building opportunities in our communities and with our customers, including promotions and additional educational cooking events, lectures and classes in our stores. Additionally, we seek to attract new customers by enhancing their nutrition knowledge through printed and digital versions of our broad range of educational resources, including the distribution of our Health Hotline newsletter and sales flyer, and via the internet and social media. In addition to offering nutrition education, our strategy is to attract new customers with our EDAP - Every Day Affordable Price and to build community awareness through our support of local vendors and charities.

Improve operating margins. We expect to continue our focus on improving our operating margins as we benefit from investments we have made or are making in fixed overhead and information technology. We anticipate these investments will support our long-term growth strategy with only a modest amount of additional capital. We expect to achieve greater economies of scale through sourcing and distribution as we add more stores. In addition, to achieve additional operating margin expansion, we intend to further optimize performance, maintain appropriate store labor levels, reduce inventory shrink and effectively manage product selection and pricing.

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

Our Store Format. Our stores range from approximately 5,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet. In fiscal year 2016, our 23 new stores averaged approximately 11,000 selling square feet. Approximately one quarter of our stores’ selling square footage is dedicated to dietary supplements. Some of our stores also include a dedicated community room available for public gatherings, a demonstration kitchen for cooking education and/or lecture space. Our comparable stores sell an average of approximately 21,100 SKUs of natural and organic products per store, including an average of approximately 6,500 SKUs of dietary supplements.

The following diagram depicts a typical new store layout:

Site Selection. Our real estate strategy is adaptable to a variety of market conditions. When selecting locations for new stores, we use analytical models, based on research provided by The Buxton Company and Forum Analytics, LLC and our extensive experience, to identify promising store locations. We typically locate new stores in prime locations which offer easy customer access and high visibility. Many of our stores are near other supermarkets or gourmet food retailers, and we complement their conventional product offerings with high-quality, affordable natural and organic groceries and dietary supplements in an efficient and convenient retail setting. Our model for selecting viable new store locations incorporates factors such as target demographics, community characteristics, nearby retail activity and other measures and is based on first-hand observation of the community’s characteristics surrounding each site. We have teams of employees dedicated to opening new stores efficiently and quickly, typically within approximately nine months from the time of lease execution.

Store-Level Economics. Since January 1, 2005, opening new stores has required an average upfront capital investment of approximately $2.1 million. We anticipate that our fiscal year 2017 new stores will require an average upfront capital investment of approximately $2.2 million, consisting of capital expenditures of approximately $1.6 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.3 million. We target approximately four years to recoup our initial net cash investments and approximately 30% cash-on-cash returns by the end of the fifth year following the opening.

Individual new store investment levels and the performance of new store locations may differ widely from originally targeted levels and from store-to-store due to competitive considerations and a variety of other factors, and these differences may be material. In particular, investments in individual stores, store-level sales, profit margins, payback periods and cash-on-cash return levels are impacted by a range of risks and uncertainties beyond our control, including those described under the caption “Risk Factors.”

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

Our training and education programs are supplemented by outside experts, online materials and printed handouts. We also use our Health Hotline to educate our customers. The Health Hotline is a newsletter and sales flyer which was published ten times in fiscal year 2016. Each issue of the Health Hotline includes in-depth articles on health and nutrition, along with a selection of sale items. The Health Hotline is also distributed via the internet and social media. Consistent with our strategy to shift a greater portion of our marketing efforts from print to digital, the printed Health Hotline newsletter is scheduled to be published seven times in fiscal year 2017. During fiscal year 2015, we redesigned the www.naturalgrocers.com website to enhance functionality and create a more engaging user experience, including readily accessible additional nutritional education information and resources.

Our Products

Product Selection Guidelines. We have a set of strict quality guidelines covering all products we sell. For example:

●

we do not approve for sale food known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils, regardless of the proportion of its natural or organic ingredients;

●	we only sell USDA certified organic produce;

●	we only sell pasture-raised, non-confinement dairy products and free-range eggs;

●	we only sell meats naturally raised without hormones, antibiotics or treatments and that were not fed animal by-products; and

●	we do not sell wine, beer, liquor or tobacco.

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

What We Sell. We operate both a full-service natural and organic grocery store and a dietary supplement store within a single retail location. The following is a breakdown of our sales mix for the fiscal year ended September 30, 2016:

The products in our stores include:

●

Grocery. We offer a broad selection of natural and organic grocery products with an emphasis on minimally processed and single ingredient products that are not known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils. Additionally, we carry a wide variety of products associated with special diets such as gluten free, vegetarian and non-dairy. Our grocery products include:

■

Produce. We sell only USDA certified organic produce and source from local, organic producers whenever feasible. Our selection varies based on seasonal availability, and we strive to offer a variety of organic produce offerings that are not typically found at conventional food retailers.

■

Bulk Food and Private Label Products. We sell a wide selection of private label repackaged bulk and other products, including nuts, water, pasta, canned seafood, dried fruits, grains, granolas, honey, eggs, herbs, spices and teas. We also sell peanut and almond butters, freshly ground in-store under the Natural Grocers brand.

■

Dry, Frozen and Canned Groceries. We offer a wide variety of natural and organic dry, frozen and canned groceries, including cereals, soups, baby foods, frozen entrees and snack items. We offer a broad selection of natural chocolate bars and energy, protein and food bars.

■

Meats and Seafood. We only offer naturally-raised or organic meat products. The meat products we offer come from animals that are not known to have been treated with antibiotics or hormones or fed animal by-products. Additionally, we only buy from companies we believe employ humane animal-raising practices. Our seafood items are generally frozen at the time of processing and sold from our freezer section, thereby ensuring freshness and reducing food spoilage and safety issues.

■

Dairy Products, Dairy Substitutes and Eggs. We offer a broad selection of natural and organic dairy products such as milk, cheeses, yogurts and beverages, as well as eggs and non-dairy substitutes made from almonds, coconuts, rice and soy. During fiscal year 2015, we began to sell only pasture-raised, non-confinement dairy products at all our stores. During fiscal year 2016, we began to sell only free-range eggs (from chickens that are not only cage-free but also provided with sufficient space to move) at all our stores.

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

Our Store Operations

Store Hours. Our stores typically are open from 8:00 a.m. to 9:04 p.m., Monday through Saturday, and from 8:00 a.m. to 7:35 p.m. on Sunday.

Store Management and Staffing. Our typical store staffing includes a manager and assistant manager, with department managers in each of the dietary supplement, grocery, dairy and frozen, produce, body care and receiving departments, as well as several non-management employees. Each store manager is responsible for monthly store profit and loss, including labor, merchandising and inventory costs. We also employ regional managers to oversee all store operations for regions consisting of approximately 13 to 15 stores. Each regional manager reports to, and is supported by, a director of store operations.

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

Bulk Food Repackaging Facility and Distribution Center. We lease a 150,000 square foot bulk food repackaging facility and distribution center located in Golden, Colorado. That facility also houses a training center and certain administrative support functions.

Inventory. We use a robust merchandise management and perpetual inventory system that values goods at moving average cost. We manage shelf stock based on weeks-on-hand relative to sales, resupply time and minimum economic order quantity.

Sourcing and Vendors. We source from approximately 1,200 suppliers, and offer over 3,100 brands. These suppliers range from small independent businesses to multi-national conglomerates. As of September 30, 2016, we purchased approximately 80% of the goods we sell from our top 20 suppliers. For the fiscal year ended September 30, 2016, approximately 59% of our total purchases were from United Natural Foods Inc. and its subsidiaries (UNFI). In fiscal year 2016, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through May 31, 2021. We maintain good relations with UNFI and believe we have adequate alternative supply methods, including self-distribution.

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

Our Employees

Commitment to our employees is one of our five founding principles. Employees are eligible for health, long-term disability, vision and dental insurance coverage, as well as Company paid short-term disability and life insurance benefits, after they meet eligibility requirements. Additionally, our employees are offered a 401(k) retirement savings plan with discretionary contribution matching opportunities. We believe we pay above average retail wages, and all employees earn an additional $1.00 per hour, up to $40 per week, in “Vitamin Bucks” which can be used to purchase products in our stores. It is important to us that our employees live a healthy, balanced lifestyle, and we believe the Vitamin Bucks incentive provides an additional resource for our employees to purchase natural and organic products. This further offers our employees the opportunity to become more familiar with the products we sell, which we believe improves the customer service our employees are able to provide. We believe these and other factors result in higher retention rates and encourage our employees to appreciate our culture, which helps them better promote our brand.

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

As of September 30, 2016, we employed 2,651 full-time and 423 part-time (less than 30 hours per week) employees, including a total of 278 employees at our home office and our bulk food repackaging facility and distribution center. None of our employees is subject to a collective bargaining agreement. We believe we have good relations with our employees.

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

●	continually strive to source products and services from local producers and vendors;

●	carefully collect all of our excess or distressed food and merchandise and donate it to local non-profit organizations;

●	provide cash to local food banks, making donation determinations based on the number of customers who shop our stores with their own bags;

●	do not provide paper or plastic bags at our registers and encourage the use of reusable totes;

●	reduce our energy costs and carbon footprint using efficient heating, ventilation and air conditioning, lighting, and refrigerating systems;

●	implement strategies to eliminate excess packaging, energy and transportation costs;

●	recycle and reuse paper, plastic, glass and electronic products whenever possible;

●	manage the waste stream services at all of our stores in order to optimize our diversion of waste to recycling and compost and increase the environmental sustainability of our operations; and

●	use healthy and environmentally responsible building materials and finishes in our new stores and remodels.

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

Health Hotline. Our Health Hotline is a 20-page newsletter and sales flyer which contains a mix of in-depth health and nutrition articles, along with a selection of popular sale items. The articles aim to be relevant, science-based and written to reflect the most recent research findings. In fiscal year 2016, the full version of the Health Hotline was published ten times and mailed to subscribers and distributed in our stores. In fiscal year 2016, a condensed version of the Health Hotline, which typically emphasizes only one article or topic, was inserted into the newspaper in many of our communities approximately 34 times. In addition, an electronic version of the condensed Health Hotline was distributed to subscribers in fiscal year 2016. Consistent with our strategy to shift a greater portion of our marketing efforts from print to digital, we expect to publish the printed Health Hotline newsletter seven times and the condensed Health Hotline 17 times in fiscal year 2017. Generally, we negotiate with our suppliers for significantly lower costs on Health Hotline sale items, which in turn allows us to offer low sale prices to our customers. Focused staff training at all locations occurs concurrently with the release of each Health Hotline to ensure that store staff are familiar with the content in each issue.

Web Sites and Social Media. We maintain www.naturalgrocers.com as our official company website to host store information, sales flyers, educational materials, product information, policies and contact forms, advocacy and news items and e-commerce activities. We redesigned our website in fiscal year 2015 to enhance functionality, create a more engaging user experience and increase its reach and effectiveness. The website redesign was intended to be part of an overall enhanced branding strategy to more effectively communicate our brand’s unique and compelling attributes, including our founding principles. We believe the continued growth of site visitors, page views and other metrics of our website activity indicates that our content is timely and informative to the communities we serve. Our website is interlinked with other online and social media outlets, including Facebook, Instagram, Twitter, Pinterest and YouTube. During fiscal year 2016, we created an individual Facebook page for each of our stores. We expect to increase such digital engagement activities during fiscal year 2017.

{N}Power® Customer Appreciation Program. During fiscal year 2015, we completed the introduction of the {N}Power customer appreciation program at all our stores. We believe {N}Power has enhanced customer loyalty and increased customer engagement levels. Registered users of {N}Power receive digital coupons, personalized offers and other rewards, all by providing their phone number at the time of checkout.

Special Promotions. During fiscal year 2016, we organized special monthly promotions and events, such as Earth Day in April, on the anniversary of the Company’s founding in August and during the entire month of September to coincide with National Organic Harvest Month. Promotions included contests in connection with “good4u” nutrition challenges and nutrition education classes. We expect to continue offering similar promotions and special events in the future.

Sponsorships. During fiscal year 2016, we entered into sponsorship arrangements with a US speed skater and a health and fitness expert. Under these arrangements, the sponsored individuals attend “meet and greet” events at our stores, contribute articles to the Health Hotline newsletter and sales flyer, share recipes and fitness tips on our website and participate in social media and other promotional activities on our behalf.

Original Music. During fiscal year 2016, we entered into an agreement with a Grammy Music Educator Award-nominated musician to produce original organic-themed songs and music videos for us. Under this agreement, the musician also performed at new store openings and participated in social media and other promotional activities during fiscal year 2016.

Home Delivery Services. We offer home delivery services in select markets in partnership with a third party. We currently provide home delivery services in the Portland, Oregon and Denver and Boulder, Colorado markets.

Other Marketing Activities. During fiscal year 2016, we implemented an outdoor advertising campaign in five markets. In addition, we occasionally use television and radio advertising as part of our marketing activities.

New Store Openings. We use various targeted marketing efforts to support the successful introduction of our new stores in their individual markets. In addition to the distribution of our Health Hotline newsletter and Internet and social media efforts targeted to the region, we utilize direct mail distribution of a series of introductory postcards promoting our brand and providing discounts and other incentives for new customers. We also focus on community relationship-building activities, including a series of lectures and cooking and other demonstrations in each new store’s community room and/or demonstration kitchen. Other new store promotional activities include gift card giveaways, musical performances, appearances by our sponsorship partners and participation by local community leaders and organizations.

Competition

The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway, mass or discount retailers such as Wal-Mart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, specialty food retailers such as Sprouts and Trader Joe’s, warehouse clubs such as Sam’s Club and Costco, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, online retailers and multi-level marketers. These businesses compete with us for customers on the basis of price, selection, quality, customer service, shopping experience or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage. In addition, we face internally generated competition when we open new stores in markets we already serve.

Seasonality

Our business is active throughout the calendar year and does not experience significant fluctuation caused by seasonal changes in consumer purchasing.

Insurance and Risk Management

We use a combination of insurance and self-insurance to cover workers’ compensation, general liability, product liability, director and officers’ liability, employment practices liability, employee healthcare benefits and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers and changes in discount rates could all affect ultimate settlements of claims. We evaluate our insurance requirements and providers on an ongoing basis.

Trademarks and Other Intellectual Property

We believe that our intellectual property is important to the success of our business. We have received the registration of trademarks not only for Vitamin Cottage and Health Hotline but also for our logo, Natural Grocers by Vitamin Cottage® and Vitamin Cottage Natural Grocers® for appropriate categories of trade. In addition, we have received the registration of service marks for EDAP – Every Day Affordable Price and {N}Power and the registration of a trademark for These Came First®. We do not own or license for use any patents, franchises or concessions that are material to our business. Our trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are properly maintained.

Information Technology Systems

We have made significant investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems. We use an ERP system with integrated merchandise management, reporting and accounting system at all of our stores, as well as at our bulk food repackaging facility and distribution center and for corporate functions including accounting, reporting and purchasing. Our ERP system application support and hardware functions are outsourced, which allows us to focus on our core business. We also have an enterprise-wide HRIS, which has enabled us to more efficiently and effectively onboard and train our employees at all locations.

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

Dietary Supplements. The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 (DSHEA). DSHEA established a framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements, defined “dietary supplement” and “new dietary ingredient” (NDI) and established new statutory criteria for evaluating the safety of substances meeting the respective definitions. In the process, DSHEA removed dietary supplements and NDIs from pre-market approval requirements that apply to food additives and pharmaceuticals and established a combination of “notification” and “post marketing controls” for regulating product safety. Notwithstanding, non-dietary ingredients in a dietary supplement remain subject to the FDA’s food additive authorities. The FDA does not require notification to market a dietary supplement if it contains only dietary ingredients that were present in the United States food supply prior to DSHEA’s enactment on October 15, 1994. However, for a dietary ingredient not present in the food supply prior to this date, or NDIs, the manufacturer must provide the FDA with information supporting the conclusion that the ingredient will reasonably be expected to be safe at least 75 days before introducing a new dietary ingredient into interstate commerce. As required by the Food Safety Modernization Act (FSMA), the FDA issued draft guidance in July 2011 and August 2016, which attempted to clarify when an ingredient would be considered an NDI, the evidence needed to document the safety of an NDI and appropriate methods for establishing the identity of an NDI. The draft guidance has not been finalized. If finalized, the draft guidance may cause dietary supplement products available in the market before DSHEA to be classified to include an NDI if the dietary supplement product was produced using manufacturing processes different from those used in 1994.

In certain circumstances, the FDA’s guidance regarding applications for approval of Investigational New Drugs (INDs) applies to the food and dietary supplement industry. The FDA’s guidance states that certain dietary supplements should not be marketed if they contain a substance that is undergoing substantial clinical investigations intended to evaluate the dietary supplement’s ability to diagnose, cure, mitigate, treat, or prevent a disease when such investigations are public knowledge, unless the article was marketed as a dietary supplement before the IND application became effective and before any such investigations began. Although the boundaries of the FDA’s enforcement activities regarding alleged violations of its guidance are not clear at this time, some dietary supplements might have to be immediately withdrawn from the market even if they were marketed as a dietary supplement before initiation of substantial clinical investigations, the existence of which has been made public. The potential need for withdrawal could negatively affect the supply chain for certain products.

DSHEA empowered the FDA to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements, including quality control, packaging and labeling. DSHEA also expressly permits dietary supplements to bear statements describing how a product affects the structure, function and general well-being of the body, if accompanied by a required disclaimer. Currently, although manufacturers must be able to substantiate any such statement, no pre-market approval authorization is required for such statements and manufacturers need only notify FDA that they are employing a given claim within 30 days of first marketing the product. No statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. DSHEA does, however, authorize supplement sellers to provide “third-party literature,” (e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits) in connection with the sale of a dietary supplement to consumers. This provision is an exception to the FDA’s broad powers over the promotion of regulated products. Accordingly, the authorization is limited and applies only if the publication is printed in its entirety, is not false or misleading, presents a balanced view of the available scientific information and does not “promote” a particular manufacturer or brand of dietary supplement and is displayed in an area physically separate from the dietary supplements.

Food. The FDA has comprehensive authority to regulate the safety of food and food ingredients, other than dietary supplements. Food additives and food contact substances are subject to pre-market approvals or notification requirements. The FDA’s overall food safety authority was dramatically enhanced in 2011 with the passage of FSMA. FSMA required the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food producers. Regulations and rules issued under FSMA are in varying degrees of finalization and implementation. Regardless, the FDA’s authority under FSMA applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply us with food products. In addition, FSMA required the FDA to establish science-based minimum standards for the safe production and harvesting of produce, identify “high risk” foods and “high risk” facilities, set goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States. With respect to both foods and dietary supplements, FSMA meaningfully augmented the FDA’s ability to access both producers’ and suppliers’ records, as well as added new records that must be created and maintained. This increased access could cause the FDA to identify areas of concern it had not previously considered to be problematic for our suppliers and contract manufacturers. FSMA also gives the FDA authority to require food producers, distributors and sellers to recall adulterated or misbranded food if the FDA determines that there is a reasonable probability that the food will cause serious adverse health consequences to persons or animals. Additionally, FSMA increases the FDA’s authority for administrative detentions of adulterated and misbranded foods. FSMA also could cause enhanced tracking and tracing of food requirements and, as a result, added recordkeeping burdens upon our suppliers and contract manufacturers.

The FDA also exercises broad jurisdiction over the labeling and promotion of food. Labeling is a broad concept that, under certain circumstances, extends even to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to product identification, net quantity/weight, nutritional facts, ingredients, manufacturer and the identity of certain allergens (if present). The FDA administers a pre-market authorization program applicable to foods and supplements alike regarding the use of “nutrient content” claims (e.g., “high in antioxidants,” “low in fat,” etc.), “health” claims (claims describing the relationship between a food substance and a health or disease condition) and “natural and “all natural” claims. “Organic” claims, however, are primarily regulated by the USDA. In addition, the FDA has authority over products falsely or misleadingly labeled “organic.” Products labeled “organic” must be certified by an accredited agent as compliant with USDA-established standards.

FDA Enforcement. The FDA has broad authority to enforce the provisions of the FDCA applicable to the safety, labeling, manufacturing, transport and promotion of foods and dietary supplements, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention of food, request or order a recall of illegal products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the United States courts. Pursuant to FSMA, the FDA also has the power to refuse the import of any food or dietary supplement from a foreign supplier that is not appropriately verified as in compliance with all FDA laws and regulations. Moreover, the FDA has the authority to administratively suspend the registration of any facility producing food, including supplements, deemed to present a reasonable probability of causing serious adverse health consequences.

Food and Dietary Supplement Advertising. The FTC exercises jurisdiction over the advertising of foods and dietary supplements. The FTC has the power to institute monetary sanctions and the imposition of “consent decrees” and penalties that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. In addition, private parties are increasingly initiating legal action against dietary supplement manufacturers for false or misleading labeling and/or advertising.

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

Compliance. As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek certifications of compliance, representations and warranties, indemnification and insurance from our suppliers and contract manufacturers. However, even with adequate certifications, representations and warranties, insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in the products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from our stores. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain of their products and we have revised certain provisions of our sales and marketing program.

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

Segment Information

We have one reporting segment, natural and organic retail stores, through which we conduct all of our business. Please see the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2016, set forth in Part IV of this Form 10-K, for financial information regarding this segment.

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

During fiscal years 2016 and 2015, we opened 23 and 16 new stores, respectively. We plan to open 15 to 20 new stores and relocate three existing stores in fiscal year 2017. Delays or failures in opening new stores, or achieving lower than expected sales in new stores, could materially and adversely affect our growth. Our plans for continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ and may require us to upgrade our management information system and our distribution infrastructure. We currently operate a single bulk food repackaging facility and distribution center, which houses our bulk food repackaging operation. In order to support our recent and expected future growth and to maintain the efficient operation of our business, we may need to add additional capacity in the future. These increased demands and operating complexities could cause us to operate our business less efficiently, which could materially and adversely affect our operations, financial performance and future growth.

We may not be able to open new stores on schedule or operate them successfully. Our ability to successfully open new stores depends upon a number of factors, including our ability to select suitable sites for our new store locations; to negotiate and execute leases on acceptable terms; to coordinate the contracting work on our new stores; to identify, recruit and train store managers, Nutritional Health Coaches and other staff; to secure and manage the inventory necessary for the launch and successful operation of our new stores; and to effectively promote and market our new stores. If we are ineffective in performing these activities, our efforts to open and operate new stores may be unsuccessful or unprofitable, which could materially and adversely affect our operations, financial performance and future growth.

Our newly opened stores may negatively impact our financial results in the short-term, and may not achieve sales and operating levels consistent with our more mature stores on a timely basis or at all.

We have actively pursued new store growth and plan to continue doing so in the future (although the rate of new store growth in the foreseeable future is expected to moderate somewhat compared to recent years, depending on economic and business conditions and other factors). Our new store openings may not be successful or reach the sales and profitability levels of our existing stores. Although we target particular levels of cash-on-cash returns and capital investment for each of our new stores, new stores may not meet these targets. Any store we open may not be profitable or achieve operating results similar to those of our existing stores. New store openings may negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution to overall profitability during the initial period following opening. New stores build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our existing stores. New stores may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all. This may have an adverse effect on our business, financial condition and operating results.

In addition, we may not be able to successfully integrate new stores into our existing store base and those new stores may not be as profitable as our existing stores. Further, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to new, closer locations. If our new stores are less profitable than our existing stores, or if we experience sales volume transfer from our existing stores, our business, financial condition and operating results may be adversely affected.

If we are unable to successfully identify market trends and react to changing consumer preferences in a timely manner, our sales may decrease.

We believe our success depends, in substantial part, on our ability to:

●	anticipate, identify and react to natural and organic grocery and dietary supplement trends and changing consumer preferences in a timely manner;

●	translate market trends into appropriate, saleable product and service offerings in our stores; and

●	develop and maintain vendor relationships that provide us access to the newest merchandise, and products that satisfy our standards, on reasonable terms.

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, reduced or changed consumer choices and the cost of these products. Our store offerings are comprised of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings, including as a result of, among other things, reductions or changes in our offerings, could have a material adverse effect on our business. Additionally, negative publicity regarding the safety of natural and organic products or dietary supplements, or new or upgraded regulatory standards, may adversely affect demand for the products we sell and could result in lower customer traffic, sales and results of operations.

If we are unable to anticipate and satisfy consumer merchandise preferences in the regions where we operate, our net sales may decrease, and we may be forced to increase markdowns of slow-moving merchandise, either of which could have a material adverse effect on our business, financial condition and results of operations.

Our store sales growth and quarterly financial performance may fluctuate for a variety of reasons.

Our store sales growth and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our store sales growth and quarterly financial performance, including:

●	changes in our merchandising strategy or product mix;

●	performance of our newer and remodeled stores;

●	the effectiveness of our inventory management;

●	the timing and concentration of new store openings, and the related additional human resource requirements and pre-opening and other start-up costs;

●	slowing in the natural and organic retail sector;

●	the cannibalization of existing store sales by new store openings;

●	levels of pre-opening expenses associated with new stores;

●	timing and effectiveness of our marketing activities;

●	consumer preferences, buying trends and spending levels;

●	food and commodity price inflation or deflation;

●	seasonal fluctuations due to weather conditions and extreme weather-related disruptions;

●	our ability to generate new and repeat visits to our stores and adequate levels of customer engagement;

●	actions by our existing or new competitors, including pricing changes;

●	regulatory changes affecting availability and marketability of products;

●	supply shortages; and

●	general United States economic conditions and, in particular, the retail sales environment.

Accordingly, our results for any one fiscal year or quarter are not necessarily indicative of the results to be expected for any other year or quarter, and comparable store sales growth during any particular future period may decrease. In the event of such a decrease, the price of our common stock could decline. For more information on our results of operations for fiscal year 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Disruptions in the national or worldwide economy and political instability may adversely affect our business, results of operations and financial condition and could negatively impact our ability to execute our growth strategy.

Adverse and uncertain economic conditions may impact demand for the products we sell in our stores. Consumer spending and levels of disposable income, including spending for natural and organic grocery and dietary supplement products that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wages, inflation, interest rates, the availability of credit, tax rates, fuel and energy costs, housing market conditions, general business conditions, consumer confidence, and consumer perception of economic conditions. Economic conditions and consumer spending may also be adversely impacted by political instability. Natural disasters, the outbreak or escalation of war, the occurrence of terrorist acts or other hostilities in or affecting the United States, or concern regarding epidemics in the United States or in international markets could also lead to a decrease in spending by consumers. In the event of an economic slowdown, consumer spending could be adversely affected, and we could experience lower net sales than expected. We could be forced to delay or slow our new store growth plans, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to manage normal commercial relationships with our suppliers, manufacturers of our private label products, distributors, customers and creditors may suffer. Customers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, customers may reduce the amount of natural and organic products that they purchase and instead purchase conventional offerings, which generally have lower retail prices, at other stores. In addition, consumers may choose to purchase private label products at other stores rather than branded products because they are generally less expensive. Suppliers may become more conservative in response to these conditions and seek to reduce their production. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new customers and to provide products that appeal to customers at prices they are willing and able to pay. Prolonged unfavorable economic conditions or political instability may have an adverse effect on our sales and profitability.

We may be unable to compete effectively in our markets, which are highly competitive.

The markets for natural and organic groceries and dietary supplements are large, fragmented and highly competitive, with few barriers to entry. Our competition varies by market and includes conventional supermarkets, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops and online retailers and multi-level marketers. These businesses compete with us for customers on the basis of price, product selection, quality, customer service, shopping experience or any combination of these or other factors. They also compete with us for products and locations. To the extent our competitors lower their prices, our ability to maintain sales levels and operating margins may be negatively impacted. In addition, some of our competitors are expanding their natural and organic food offerings or increasing the space allocated to natural and organic foods. Many of our competitors are larger, more established and have greater financial, marketing and other resources than we do, and may be able to adapt to changes in consumer preferences more quickly, devote greater resources to the marketing and sale of their products, or generate greater brand recognition. In addition, we face internally generated competition when we open new stores in markets we already serve. An inability to compete effectively may cause us to lose market share to our competitors and could have a material adverse effect on our business, financial condition and results of operations.

An inability to maintain or increase our operating margins could adversely affect our results of operations.

We intend to continue our focus on improving our operating margins by leveraging more efficiencies of scale, additional improved systems, further cost discipline, added focus on appropriate store labor levels and even more disciplined product selection. If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the efficiencies of scale that we expect from expansion. If we are not able to capture greater efficiencies of scale, improve our systems, further enhance our cost discipline and increase our focus on appropriate store labor levels and disciplined product selection, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to increase sales and reduce inventory shrink. Further, pricing pressures from competitors and the impact of the product discounts offered by the {N}Power customer loyalty program may also adversely impact our operating margins. As a result, our operating margins may stagnate or decline, which could have a material adverse effect on our business, financial condition and results of operations and adversely affect the price of our common stock.

A reduction in traffic to anchor stores in the shopping areas in close proximity to our stores could significantly reduce our sales and leave us with unsold inventory, which could have a material adverse effect on our business, financial condition and results of operations.

Many of our stores are located in close proximity to shopping areas that may also accommodate other well-known anchor stores. Sales at our stores are derived, in part, from the volume of traffic generated by the other anchor stores in the shopping areas where our stores are located. Customer traffic may be adversely affected by regional economic downturns, a general downturn in the local area where our store is located, long-term nearby road construction projects, the closing of nearby anchor stores or other nearby stores or the decline of the shopping environment in a particular shopping area. Any of these events could reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. In response to such events, we may be required to increase markdowns or initiate marketing promotions to reduce excess inventory, which could further decrease our gross profits and net income.

If we or our third-party suppliers fail to comply with regulatory requirements, or are unable to provide products that meet our specifications, our business and our reputation could suffer.

If we or our third-party suppliers, including suppliers of our private label products, fail to comply with applicable regulatory requirements or to meet our quality specifications, we could be required to take costly corrective action and our reputation could suffer. We do not own or operate any manufacturing facilities, except for our bulk food repackaging facility and distribution center discussed below, and therefore depend upon independent third-party vendors to produce our private label branded products, such as vitamins, minerals, dietary supplements, body care products, food products and bottled water. Third-party suppliers may not maintain adequate controls with respect to product specifications and quality. Such suppliers may be unable to produce products on a timely basis or in a manner consistent with regulatory requirements. We depend upon our bulk food repackaging facility and distribution center for the majority of our private label bulk food products. We may also be unable to maintain adequate product specification and quality controls at our bulk food repackaging facility and distribution center, or produce products on a timely basis and in a manner consistent with regulatory requirements. In addition, we may be required to find new third-party suppliers of our private label products or to find third-party suppliers to source our bulk foods. There can be no assurance that we would be successful in finding such third-party suppliers that meet our quality guidelines.

We, as well as our vendors, are subject to numerous federal, state and local laws and regulations and our compliance with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, require recalls of certain products, raise regulatory enforcement risks not present in the past or otherwise adversely affect our business, results of operations and financial condition.

As a retailer of food and dietary supplements and a seller of many of our own private label products, we are subject to numerous federal and state health and safety laws and regulations. Our suppliers and contract manufacturers are also subject to such laws and regulations. These laws and regulations apply to many aspects of our business, including the sourcing of ingredients, manufacturing, packaging, labeling, distribution, advertising, sale, quality and safety of the products we sell, as well as the health and safety of our employees and the protection of the environment. In the United States, we are subject to regulation by various federal government agencies, including the FDA, the USDA, the FTC, the Occupational Safety and Health Administration, the Consumer Product Safety Commission and the Environmental Protection Agency, as well as various state and local agencies. We are also subject to the USDA’s Organic Rule, which facilitates interstate and international commerce and the marketing of certain organically produced products, and provides assurance to our customers that such products meet consistent and uniform minimum base standards. Compliance with the USDA’s Organic Rule also places a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings. In addition, our sales of dietary supplements are regulated under the FDCA, as revised by FSMA and DSHEA. The FDCA expressly permits dietary supplements to bear statements describing how a product affects the structure, function and general well-being of the body, if accompanied by a required disclaimer. However, no statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. If these laws and regulations were violated by our management, employees, suppliers, distributors or vendors, we could be subject to fines, penalties and sanctions, including injunctions against future shipment and sale of products, seizure and confiscation of products, prohibition on the operation of our stores, restitution and disgorgement of profits, operating restrictions and even criminal prosecution in some circumstances.

In connection with the marketing and advertisement of the products we sell, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC, the consumer protection statutes of some states and non-government watchdog groups. These events could interrupt the marketing and sales of products in our stores, including our private label products, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition and results of operations.

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

FSMA grants the FDA greater authority over the safety of the national food supply and required the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food producers and dietary supplement makers. Voluminous regulations and rules issued under FSMA are in varying degrees of finalization and implementation. Regardless, the FDA’s authority under FSMA applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products. In addition, FSMA required the FDA to establish science-based minimum standards for the safe production and harvesting of produce, identify “high risk” foods and “high risk” facilities and goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States. With respect to both food and dietary supplements, the FSMA meaningfully augmented the FDA’s ability to access both producers’ and suppliers’ records, as well as added new records that must be created and maintained. This increased access could permit the FDA to identify areas of concern it had not previously considered to be problematic either for us or for our suppliers. FSMA also requires the implementation of enhanced tracking and tracing of food and dietary supplements and, as a result, added recordkeeping burdens upon our suppliers. In addition, under the FSMA, the FDA now has the authority to inspect certifications and therefore evaluate whether foods and ingredients from our suppliers are compliant with the FDA’s regulatory requirements. Such inspections may delay the supply of certain products or result in certain products being unavailable to us for sale in our stores. The implementation of FSMA requirements may be too expensive or too complicated for some of our suppliers, which may result in certain products from small and/or local suppliers being unavailable to us for sale in our stores.

DSHEA established that no notification to the FDA is required to market a dietary supplement if it contains only dietary ingredients that were present in the United States food supply prior to October 15, 1994. However, a dietary ingredient not present in the food supply prior to that date is considered an NDI and the manufacturer is required to provide the FDA with information supporting the conclusion that the ingredient will reasonably be expected to be safe at least 75 days before introducing an NDI into interstate commerce. As required by the FSMA, the FDA issued draft guidance in July 2011 and August 2016, which attempted to clarify when an ingredient could be considered an NDI, the evidence needed to document the safety of an NDI and appropriate methods for establishing the identity of an NDI. The draft guidance has not yet been finalized. If finalized, the draft guidance may cause dietary supplement products available in the market before DSHEA to be classified to include an NDI if the dietary supplement product was produced using manufacturing processes different from those used in 1994. Accordingly, the finalization and adoption of the draft FDA guidance or similar guidance could materially adversely affect the availability of dietary supplement products.

The FDA also issued draft guidance on INDs in 2015. The guidance could classify a food or dietary supplement ingredient as an investigational new drug and simultaneously force the ingredient to be removed from commerce if the ingredient is being investigated as a potential drug treatment for a disease. The guidance has not been finalized. If the guidance is finalized in its present form, some food and dietary supplement products containing certain ingredients may not be available to us to sell in our stores.

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

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes could have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have an adverse effect on our operating results.

We may experience product recalls, withdrawals or seizures which could reduce our sales and adversely affect our results of operations.

We may be subject to product recalls, withdrawals or seizures if any of the products we sell is believed to cause injury or illness or if we are alleged to have violated governmental regulations in the labeling, promotion, sale or distribution of those products. A significant recall, withdrawal or seizure of any of the products we sell may require significant management attention, could result in substantial and unexpected costs and may adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of the products we sell may adversely affect consumer confidence in our brands and thus decrease consumer demand for the products we sell. We rely on our suppliers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representation and warranties, indemnification and/or insurance from our suppliers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in the products we sell. In addition, the failure of those products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations.

The activities of our Nutritional Health Coaches and our nutrition education services may be impacted by government regulation or an inability to secure adequate liability insurance.

Some of the activities of our NHCs, who, among other duties, provide nutrition oriented educational services to our customers, may be subject to state and federal regulation, and oversight by professional organizations. In the past, the FDA has expressed concerns regarding summarized health and nutrition-related information that: (i) does not, in the FDA’s view, accurately present such information (ii) diverts a consumer’s attention and focus from FDA-required nutrition labeling and information; or (iii) impermissibly promotes drug-type disease-related benefits. Although we provide training to our NHCs on relevant regulatory requirements, we cannot control the actions of such individuals, and our NHCs may not act in accordance with such regulations. If our NHCs or other employees do not act in accordance with regulatory requirements, we may become subject to penalties which could have a material adverse effect on our business. We believe we are currently in compliance with relevant regulatory requirements, and we maintain professional liability insurance on behalf of our NHCs in order to mitigate risks associated with our NHCs’ nutrition oriented educational activities. However, we cannot predict the nature of future government regulation and oversight, including the potential impact of any such regulation on the services currently provided by our NHCs. Furthermore, the availability of professional liability insurance or the scope of such coverage may change, or our insurance coverage may prove inadequate, which may adversely impact the ability of our NHCs to provide some services to our customers. The occurrence of any such developments could negatively impact the perception of our brand, our sales and our ability to attract new customers.

Our future business, results of operations and financial condition may be adversely affected by reduced availability of certified organic products or products that meet our other internal standards.

Our ability to ensure a continuing supply of products and ingredients at competitive prices that satisfy our minimum standards depends on many factors beyond our control, such as the number and size of farms that grow organic crops, operate pasture-based dairies, maintain free-range laying hens and undertake to raise livestock without the use of growth hormones, antibiotics, and concentrated confinement feeding; the vagaries of these farming businesses; and our ability to accurately forecast our sourcing requirements. The organic ingredients used in many of the products we sell are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilences. Adverse weather conditions and natural disasters can lower herd, flock and crop yields and reduce size and quality, which in turn could reduce the available supply of, or increase the price of, organic ingredients. Certain products we purchase from our suppliers include organic ingredients sourced offshore, and the availability of such ingredients may be affected by events in other countries.

In addition, we and our suppliers compete with other food producers in the procurement of products that satisfy our minimum standards for organic produce, dairy products, eggs, and meat, which are often less plentiful in the open market than conventional ingredients and products. This competition may increase in the future if consumer demand increases for organic produce, pasture-raised dairy products, free-range eggs and naturally raised meat. If supplies of these products are reduced, or there is greater demand for such ingredients and products from us and others, we may not be able to obtain sufficient supply on favorable terms, or at all, which could impact our ability to supply products to our stores and may adversely affect our business, results of operations and financial condition.

The certified organic products we sell must be produced in compliance with government regulations and must comply with the requirements of accredited independent certifiers in order to be labeled as such. Certain products we sell in our stores can lose their “organic” certification if their operation does not comply with the applicable standards and required practices of the USDA National Organic Program. The loss of any certifications could reduce the availability of organic products that we can sell in our stores and harm our business.

Disruptions affecting our significant suppliers, or our relationships with such suppliers, could negatively affect our business.

UNFI is our single largest third-party supplier, accounting for approximately 59% of our total purchases in fiscal year 2016. In fiscal year 2016, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through May 31, 2021. If our distribution agreement with UNFI were terminated or not renewed, we may be unable to establish alternative distribution channels on reasonable terms or at all. Due to this concentration of purchases from a single third-party supplier, the cancellation or non-renewal of our distribution agreement with UNFI, or the disruption, delay or inability of UNFI to deliver product to our stores, could materially and adversely affect our business, financial condition and results of operations. In addition, if UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, that supplier’s operations may be disrupted, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Certain of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional import restrictions, unanticipated political changes, increased customs duties, labor disputes, health epidemics, adverse weather conditions, crop failure, acts of war or terrorism, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could increase our costs and materially harm our business, financial condition and results of operations. Our business is also subject to a variety of other risks generally associated with indirectly sourcing goods from abroad, such as political instability, disruption of imports by labor disputes, currency fluctuations and local business practices. In addition, requirements imposed by the FSMA compel importers to verify that food products and ingredients produced by a foreign supplier comply with all applicable legal and regulatory requirements enforced by the FDA, which could result in certain products being deemed inadequate for import. In addition, the Department of Homeland Security may at times prevent the importation or customs clearance of certain products and ingredients for reasons unrelated to food safety.

The current geographic concentration of our stores creates exposure to local economies, regional downturns, severe weather and other catastrophic occurrences.

As of September 30, 2016, we had primary store concentration in Colorado and Texas, operating 36 stores and 18 stores in those states, respectively. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population, competition, consumer preferences, wage increases, new or revised laws or regulations, fires, floods or other natural disasters in these regions. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our business, financial condition and results of operations.

If we fail to maintain our reputation and the value of our brand, our sales may decline.

We believe our continued success depends on our ability to maintain and grow the value of the Natural Grocers by Vitamin Cottage brand. Maintaining, promoting and positioning our brand and reputation will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. Our brand could be adversely affected if we fail to achieve these objectives, or if our public image or reputation were to be tarnished by negative publicity. Sources of negative publicity may include, among others, social media posts, investment or financial community posts, concerns regarding the safety of natural and organic products or dietary supplements and poor reviews of our stores, products, customer service and employment environment.

Consumers or regulatory agencies may challenge certain claims made regarding the products we sell.

Our reputation could also suffer from real or perceived issues involving the labeling or marketing of the products we sell. Products that we sell may carry claims as to their origin, ingredients, efficacy or health benefits, including, by way of example, the use of the term “natural.” Although the FDA and USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, United States government regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying the products we sell. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims could be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have a material adverse effect on our business, financial condition and results of operations.

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

Some of the specialty retail products that we sell in our stores are not generally available through other retail distribution channels such as drug stores, conventional grocery stores or mass merchandisers. In the future, our suppliers could decide to distribute such products through other retail distribution channels and allowing more of our competitors to offer these products to our core customers, which could negatively impact our revenues.

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

Any significant interruption in the operations of our bulk food repackaging facility and distribution center or our supply chain network could disrupt our ability to deliver our merchandise in a timely manner.

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

In addition, unexpected, prolonged delays in deliveries from vendors that ship directly to our stores or increases in transportation costs (including as a result of increased fuel costs) could have a material adverse effect on our business, financial condition and results of operations. Further, labor shortages or work stoppages in the transportation industry, long-term disruptions to the national and international transportation infrastructure, reductions in capacity and industry-specific regulations such as hours-of-service rules that lead to delays or interruptions of deliveries could adversely affect our business, financial condition and results of operations.

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

Higher wage and benefit costs could adversely affect our business.

Changes in federal and state minimum wage laws and other laws relating to employee benefits, including the Patient Protection and Affordable Care Act, could cause us to incur additional wage and benefits costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions could increase our expenses, which could have an adverse impact on our profitability, or decrease the number of employees we are able to employ, which could decrease customer service levels and therefore adversely impact sales.

Union activity at third-party transportation companies or labor organizing activities among our employees could disrupt our operations and harm our business.

Independent third-party transportation companies deliver the majority of our merchandise to our stores and to our customers. Some of these third parties employ personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in reduced sales, a loss of loyalty to our stores and excess inventory.

While all of our employees are currently non-union, our employees may attempt to organize and join a union. In late fiscal year 2015 and early fiscal year 2016, the United Food and Commercial Workers Union (UFCW) sought unsuccessfully to organize workers at one of our stores in Idaho. In October 2016, the UFCW filed a petition requesting certification as the exclusive bargaining representative of the workers at one of our stores in Washington State. In November 2016, the employees at that store voted against joining the UFCW. The UFCW subsequently filed objections regarding the conduct of that election with the National Labor Relations Board. Although we believe the UFCW’s objections are without merit, we have stipulated and agreed (without admitting any wrongdoing) to conduct a new election at the store in question on or about December 16, 2016.

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

We have significant lease obligations, which may adversely affect our liquidity and require us to raise additional capital or continue paying rent for store locations that we no longer operate.

We lease our stores, administrative facility and bulk food repackaging facility and distribution center. Our significant level of fixed lease obligations requires us to use a portion of cash generated by our operations to satisfy these obligations, which could create liquidity problems and require us to raise additional capital through debt or equity financings, which may not be available on terms satisfactory to us or at all. We require substantial cash flows from operations to make payments under our leases, all of which provide for periodic increases in rent. If we are unable to make the required payments under the leases, the owners of the relevant locations may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. Further, the termination of a lease due to the non-payment of rent under such lease would trigger an event of default under our Credit Facility if such termination could reasonably be expected to have a material adverse effect on our business or our ability to meet our obligations thereunder.

In addition, our lease costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all, and may not be able to find replacement locations that will provide for the same success as current store locations. Of the current leases for our stores, two expire in fiscal year 2017 (with respect to which two leases for store relocations have been signed), four expire in fiscal year 2018 (with respect to which two leases for store relocations have been signed), seven expire in fiscal year 2019, six expire in fiscal year 2020 and the remainder expire between fiscal years 2021 and 2062.

Any material disruption to or failure of our information systems could negatively impact our operations.

We are increasingly dependent on a variety of information systems to effectively manage the operations of our growing store base, including for point-of-sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and usage errors by our team members. If our information systems are breached, disrupted, damaged or fail to perform as designed, we may have to make significant investments to repair or replace them, suffer interruptions in our operations and face costly litigation. In addition, our failure to successfully address these risks could damage our reputation with our customers. Additionally, changes in technology could cause our information systems to become obsolete, as a result of which it may be necessary to incur additional costs to upgrade such systems. If our information systems prove inadequate to handle our growth, we could lose customers, which could have a material adverse effect on our business, financial condition and results of operations. We are also vulnerable to certain risks and uncertainties associated with our website, including changes in required technology interfaces, website downtime and other technical failures and consumer privacy concerns.

Various third parties, such as our suppliers and payment processors, also rely heavily on information technology systems, and any failure of these third-party systems could also cause loss of sales, transactional or other data and significant interruptions to our business. Any material interruption in the information technology systems we rely on could have a material adverse effect on our business, operating results and financial condition.

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

As of September 30, 2016, we had commenced the deployment of EMV, or chip and PIN, point-of-sales terminals at our stores. We expect the process of deploying chip and PIN point-of-sales terminals at all our stores will be completed by the second quarter of fiscal year 2017. Pending completion of the chip and PIN deployment process, our point-of-sales systems may be more vulnerable to external security breaches and other data security incidents.

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

We were affected by a data security incident during fiscal year 2015. Since that incident, we have implemented numerous additional security protocols in order to further tighten security, although there can be no assurance that data security breaches will not occur in the future, or that any such data security breach will be detected in a timely manner.

Claims under our self-insurance program may differ from our estimates, which could negatively impact our results of operations.

We currently maintain insurance customary for businesses of our size and type using a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, professional liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health-care benefits. There are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations. In addition, liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

If we are unable to protect our intellectual property rights, our ability to compete and the value of our brand could be harmed.

We believe that our trademarks or service marks, trade dress, copyrights, trade secrets, know-how and similar intellectual property are important to our success. In particular, we believe that the Natural Grocers by Vitamin Cottage name is important to our business, as well as to the implementation of our growth strategy. Our principal intellectual property rights include registered marks on Vitamin Cottage, Natural Grocers by Vitamin Cottage, Vitamin Cottage Natural Grocers, EDAP - Every Day Affordable Price, {N}Power and These Came First, common law intellectual property rights in certain other marks used in our business, copyrights of our website content, rights to our domain names, including www.naturalgrocers.com and www.vitamincottage.com, and trade secrets and know-how with respect to our product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark or service mark and copyright law, trade secret protection and confidentiality agreements with our employees and certain of our consultants, suppliers and others to protect our proprietary rights. If we are unable to defend or protect or preserve the value of our trademarks or service marks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

Although several of our brand names are registered in the United States, we may not be successful in asserting trademark or service mark or trade name protection and the costs required to protect our trademarks or service marks and trade names may be substantial. In addition, the relationship between regulations governing domain names and laws protecting trademarks or service marks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks or service marks and other proprietary rights. Additionally, other parties may infringe on our intellectual property rights and may thereby dilute our brand in the marketplace. Third parties could also bring additional intellectual property infringement suits against us from time to time to challenge our intellectual property rights. Any such infringement of our intellectual property rights by others, or claims by third parties against us, could likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. If we were to receive an adverse judgment in such a matter, we could suffer further dilution of our trademarks or service marks and other rights, which could harm our ability to compete as well as our business prospects, financial condition and results of operations.

The products we sell could suffer from real or perceived quality or food safety concerns and may cause unexpected side effects, illness, injury or death that could result in their discontinuance or expose us to lawsuits, any of which could result in unexpected costs and damage to our reputation.

We could be materially, adversely affected if consumers lose confidence in the safety and quality of products we sell. There is substantial governmental scrutiny of and public awareness regarding food and dietary supplement safety. We believe that many customers hold us to a higher quality standard than other retailers. Many of the products we sell are vitamins, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. The products we sell could contain contaminated substances, and some of the products we sell contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. Unexpected side effects, illness, injury or death caused by the products we sell could result in the discontinuance of sales of the products we sell or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment in which case our creditors could levy against our assets. The real or perceived sale of contaminated or harmful products could result in government enforcement action, private litigation and product recalls. Such an occurrence could also cause negative publicity regarding our company, brand or products, including negative publicity in social media. The real or perceived sale of contaminated or harmful products could therefore harm our reputation and net sales, have a material adverse effect on our business, financial condition and results of operations, or result in our insolvency.

Increases in the cost of raw materials could hurt our sales and profitability.

Costs of the raw agricultural commodities used in our private label products, including our bulk repackaged products, could increase. Such commodities are generally subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, energy prices, price inflation and general economic conditions and other unpredictable factors. An increase in the demand for or a reduced supply of raw agricultural commodities could cause our vendors to seek price increases from us, which could cause the retail price we charge for certain products to increase, in turn decreasing our sales of such products. Supply shortages may cause certain items to be unavailable, which could negatively affect our sales. Our profitability may be adversely impacted as a result of such developments through reduced gross margins or a decline in the number and average size of customer transactions. The cost of construction materials we use to build and remodel our stores is also subject to significant price volatility based on market and economic conditions. Higher construction material prices could increase the capital expenditures needed to construct a new store or remodel an existing store and, as a result, could increase the rent payable by the Company under its leases.

Deflation could adversely affect our business.

In addition to inflation, our business could be affected by deflationary pressures. Decreases in food and commodity prices could negatively impact sales growth, operating margins and earnings if our competitors react by lowering their retail pricing. As a result, our operating results and financial condition could be materially adversely affected.

Energy costs are a significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability.

We utilize natural gas, water, sewer and electricity in our stores and use gasoline and diesel in our trucks that deliver products to our stores. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply or an anticipation of any such events will increase the costs of operating our stores. Our shipping costs have also increased due to fuel and freight prices, and these costs may continue to increase. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase which could impact our profitability, financial condition and results of operations.

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

We are also affected by increases in billboard costs and the cost of producing and broadcasting our television, radio, internet and social media advertising. Previous changes in broadcast rates resulted in an increase in the cost of our television commercials. In response to any future increase in broadcast costs, we may consider reducing the frequency, placement and length of certain promotional pieces. We are not party to any long-term contracts for broadcast time. Future increases in costs affecting our marketing, advertising and promotions could adversely impact our ability to advertise effectively and our profitability.

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

Our credit facility could limit our operational flexibility.

On January 28, 2016, we entered into a new $30.0 million credit facility, including a $5.0 million sublimit for standby letters of credit (our Credit Facility). At the time we entered into the Credit Facility, we terminated our prior credit agreement (the Prior Credit Facility). On May 10, 2016, the amount available for borrowing under our Credit Facility was increased to $45.0 million, including a $5.0 million sublimit for standby letters of credit. Our Credit Facility is secured by a lien on substantially all of our assets and contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to incur additional indebtedness, grant liens, engage in certain merger, consolidation or asset sale transactions, make certain investments, make loans, advances, guarantees or acquisitions, engage in certain transactions with affiliates or permit certain sale and leaseback transactions without lender consent. We are also required to maintain certain financial measurements under our Credit Facility, including a consolidated leverage ratio. These covenants could restrict our operational flexibility, including our ability to open stores, and any failure to comply with these covenants or our payment obligations could limit our ability to borrow under our Credit Facility and, in certain circumstances, may allow the lender thereunder to require repayment.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could adversely impact our business.

As of September 30, 2016, we had outstanding indebtedness of $27.4 million under our Credit Facility. We may incur additional indebtedness in the future, including borrowings under our Credit Facility. Satisfying our debt repayment obligations may require us to divert funds identified for other purposes and could impair our liquidity position. Our inability to generate sufficient cash flow to satisfy our debt service obligations could have important consequences, including:

●	reducing our ability to execute our growth strategy and open new stores;

●	impacting our ability to continue to execute our operational strategies in existing stores;

●	impairing our liquidity position;

●	impacting our ability to obtain merchandise from our vendors;

●	requiring us to delay capital expenditures and divert funds intended for other purposes;

●	increasing our vulnerability to competitive and general economic conditions;

●	placing us at a competitive disadvantage compared to our competitors that have less debt;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

●	adversely affecting our ability to borrow additional funds.

If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all. In addition, if we fail to comply with any of the financial covenants or the other restrictions contained in our Credit Facility, an event of default could occur, which may result in the acceleration of all amounts owing under the Credit Facility.

Our ability to obtain necessary funds through borrowing will depend on our ability to generate cash flow from operations. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under our Credit Facility or otherwise in amounts sufficient to enable us to fund our liquidity needs, our business, financial condition and results of operations may be adversely affected.

Our liquidity needs may require us to raise additional capital through debt or equity financings.

We depend upon cash flow from our operations and borrowings from our Credit Facility to fund our business and execute on our growth strategy. In the absence of sufficient cash flow from operations, available cash and available borrowing capacity under our Credit Facility, we may be unable to meet our liquidity needs. In that event, we may be required to seek additional equity or debt financing in order to fund capital expenditures, to provide additional working capital for our business or to fund the execution of our growth strategy. In addition, changes in economic conditions, or market conditions requiring a shift in our business model could result in our need for additional debt or equity financing. We cannot predict the timing or amount of any such capital requirements. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all. If financing is not available to us on satisfactory terms, or at all, we may be unable to operate or expand our business or to successfully pursue our growth strategy, and our results of operations may suffer. Pursuant to the NYSE Listed Company Manual, in order to rely on the “controlled company” corporate governance exemptions, the Isely family is, or entities controlled by the Isely family are, required to retain more than 50% of the total voting power of our shares of common stock for the election of directors. As long as we intend to remain a “controlled company,” these voting requirements will constrain our ability to issue additional shares of our common stock in the future.

Our share repurchase program may adversely affect our liquidity and cause fluctuations in our stock price.

On May 5, 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of our common stock. We have financed, and intend to continue financing, the share repurchase program through borrowings under our Credit Facility. Such borrowings will reduce the amount of capital available under the Credit Facility for other purposes, including our working capital needs, capital expenditures and funding the execution of our growth strategy. Repurchases under the share repurchase program may therefore adversely affect our liquidity, which in turn could impact our profitability, financial condition and results of operations. In addition, repurchases under the share repurchase program will reduce the number of shares of our common stock available for purchase and sale in the public market, which could affect the market price of our common stock.

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

Our future effective tax rates could be adversely affected by our earnings mix being lower than historical results in states where we have lower statutory rates and higher than historical results in states where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (IRS) and other state and local taxing authorities. Our results could be materially impacted by the determinations and expenses related to proceedings by the IRS and other state and local taxing authorities.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may qualify as an “emerging growth company” until as late as September 30, 2017. As an “emerging growth company,” we may take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not “emerging growth companies.” For so long as we are an “emerging growth company,” we will, among other things:

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

Although we do not now believe that investors have found our common stock less attractive since our initial public offering, or IPO, because we rely on certain of these exemptions, we cannot predict if investors may in the future view our common stock less favorably as a result of our “emerging growth company” status. If some investors in the future find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The market price of our common stock is likely to fluctuate significantly from time to time in response to a number of factors, most of which we cannot control, including those described under “—Risks related to our business” and the following:

●	differences between our actual financial and operating results and those expected by investors;

●	fluctuations in our quarterly comparable store sales growth;

●	competitive conditions in our industry;

●	general economic conditions;

●	changes in our earnings guidance;

●	a change in the recommendation by any research analyst that follows our stock or any failure to meet the estimates made by research analysts;

●	the level and quality of securities research analyst coverage for our common stock;

●	investor perceptions of our prospects and the prospects of the grocery and dietary supplement industries;

●	the performance of our key vendors;

●	announcements by us, our vendors or our competitors regarding performance, strategy, significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

●	introductions of new product or new pricing policies by us or our competitors; and

●	failure to recruit or retain key personnel.

In addition, extreme price and volume fluctuations in the stock markets could affect the market price of equity securities.

An inability to maintain or improve levels of sales growth could cause our stock price to decline.

We may not be able to maintain or improve the levels of sales growth that we have experienced in the past. In addition, our overall sales growth may fluctuate in the future. A variety of factors affect sales growth, including:

●	our ability to execute our business strategy effectively, including successfully opening new stores that achieve sales consistent with our existing stores;

●	consumer preferences;

●	competitive conditions in our industry;

●	general economic conditions;

●	the impact of the product discounts offered by the {N}Power customer loyalty program;

●	internally generated competition when we open new stores in markets we already serve;

●	regulatory changes;

●	product pricing and availability;

●	in-store merchandising-related activities;

●	consumer confidence;

●	initial sales performance at our new stores; and

●	our ability to source and distribute products efficiently.

In addition, many specialty retailers have been unable to sustain high levels of store sales growth during and after periods of substantial expansion. These factors may cause our store sales growth results to be materially lower than in recent periods, which could have a material adverse effect on our business, financial condition and results of operations, and could result in a decline in the price of our common stock.

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

If certain of our stockholders sell, or the market perceives that certain of our stockholders intend to sell, in the public market, substantial amounts of our common stock, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate. As of December 2, 2016, we had a total of 22,453,463 shares of common stock outstanding, of which 8,214,285 shares of common stock were issued in the IPO and 349,542 shares had been issued in connection with the vesting of restricted stock units issued under the 2012 Omnibus Incentive Plan, are registered and freely tradable without restriction under the Securities Act. The Company is aware that approximately 39,000 shares have been sold, and believes approximately 440,000 additional shares could be sold, in exempt transactions. Up to approximately 13,400,000 additional shares of common stock could be sold, subject to compliance with the requirements of the Securities Act and the stockholders agreement among members of the Isely family and certain persons, entities and accounts related to them. The market price of our common stock could drop significantly if the holders of restricted stock sell them or are perceived by the market as intending to sell them. Also, in the future, we may issue shares of our common stock as a result of the vesting of up to 92,586 additional restricted stock units or in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of our common stock.

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

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change in control, even if a sale of the Company could be beneficial to our stockholders, which could cause our stock price to decline and prevent attempts by our stockholders to replace or remove our current management.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of September 30, 2016, we had 126 stores located in 19 states, as shown in the following chart:

State	Number of Stores
Arizona	12
Arkansas	2
Colorado	36
Idaho	4
Iowa	1
Kansas	8
Minnesota	1
Missouri	3
Montana	4
Nebraska	3
Nevada	3
New Mexico	5
North Dakota	2
Oklahoma	7
Oregon	8
Texas	18
Utah	5
Washington	2
Wyoming	2

During the fiscal years ended September 30, 2016 and 2015, we opened 23 and 16 new stores, respectively. We plan to open 15 to 20 new stores in fiscal year 2017, of which three new stores opened during the first quarter of fiscal year 2017 prior to the filing of this Form 10-K. In addition, we plan to relocate three stores in fiscal year 2017. As of the date of the filing of this Form 10-K, we have signed leases for 18 new stores that we expect to open in fiscal years 2017 and 2018.

Our home office is located in Lakewood, Colorado. We occupy our home office under a lease covering approximately 35,000 square feet that expires in 2026; this facility is co-located with one of our stores. Additionally, we lease a 150,000 square foot bulk food repackaging facility and distribution center located in Golden, Colorado. That facility also houses a training center and certain administrative support functions.

Currently, we own buildings in which three of our stores are located; those buildings are located on land that is leased pursuant to a ground lease. All of our other stores and facilities are leased. Lease terms typically range between ten and 20 years, with additional renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the current leases for our stores, two expire in fiscal year 2017 (with respect to which two leases for store relocations have been signed), four expire in fiscal year 2018 (with respect to which two leases for store relocations have been signed), seven expire in fiscal year 2019, six expire in fiscal year 2020; and the remainder will expire between fiscal years 2021 and 2062. We expect that we will be able to renegotiate these leases or relocate these stores as necessary.

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

In Bernhard Engl v. Natural Grocers by Vitamin Cottage, Inc. and Vitamin Cottage Natural Food Markets, Inc., filed on September 25, 2015 in the United States District Court for the District of Colorado, the plaintiff filed a lawsuit against the Company in connection with a data security incident that affected the Company during fiscal year 2015. The complaint purported to state an action on behalf of a class of customers who used debit or credit cards at our stores. On June 20, 2016, a Magistrate Judge of the United States District Court for the District of Colorado issued a Recommendation and Order dismissing the plaintiff’s complaint without prejudice. On September 21, 2016, the United States District Court for the District of Colorado issued an Opinion and Order adopting the Magistrate Judge’s Recommendation and dismissing the plaintiff’s complaint without prejudice. On November 10, 2016, the Company and the plaintiff entered into a Settlement Agreement and Release pursuant to which: (i) the plaintiff agreed not to appeal the Court’s dismissal of his complaint and (ii) the Company agreed not to seek reimbursement of its attorneys’ fees and legal costs from the plaintiff.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the symbol “NGVC.”

Price Range of Our Common Stock

The following table shows the high and low sale prices per share of our common stock as quoted by the NYSE for the periods indicated:

Fiscal year ended September 30, 2016	High	Low
First Quarter (October 1, 2015 – December 31, 2015)	$25.85	$19.50
Second Quarter (January 1, 2016 – March 31, 2016)	22.43	16.59
Third Quarter (April 1, 2016 – June 30, 2016)	21.97	12.29
Fourth Quarter (July 1, 2016 – September 30, 2016)	14.21	10.63

Fiscal year ended September 30, 2015	High	Low
First Quarter (October 1, 2014 – December 31, 2014)	$28.72	$15.89
Second Quarter (January 1, 2015 – March 31, 2015)	35.00	24.84
Third Quarter (April 1, 2015 – June 30, 2015)	29.90	22.55
Fourth Quarter (July 1, 2015 – September 30, 2015)	28.67	19.82

Holders of Record

As of December 2, 2016, there were 102 holders of record of our common stock, and the closing price of our common stock was $10.82.

Dividend Policy

We anticipate that we will retain our future earnings, for the foreseeable future, in order to fund our growth strategy and for general corporate purposes. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend upon many factors, including our financial condition, earnings, legal requirements, and restrictions in our debt agreements and other factors our Board deems relevant. Additionally, our Credit Facility prohibits the payment of cash dividends, except that so long as no default exists or would arise as a result thereof, Vitamin Cottage Natural Food Markets, Inc. (the operating company) may pay cash dividends to Natural Grocers by Vitamin Cottage, Inc. (the holding company) for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business, and for repurchases of shares of common stock in an amount not to exceed $10.0 million.

Performance Graph

The graph below compares the cumulative return to holders of our common stock relative to the cumulative total returns of the NYSE Composite Index and the S&P Food Retail Index from July 25, 2012 to September 30, 2016, which is the amount of time our stock has been trading publicly following our IPO on July 25, 2012. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes from July 25, 2012 to September 30, 2016. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Use of Proceeds From Registered Securities

None.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of the Company’s common stock during the fourth quarter ended September 30, 2016 by the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2016 to July 31, 2016	—	$—	—	$9,861
August 1, 2016 to August 31, 2016	47,670	12.02	47,670	9,289
September 1, 2016 to September 30, 2016	10,000	11.77	10,000	9,171
Total	57,670	11.97	57,670

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

	Year ended September 30,
	2016	2015	2014	2013	2012
Statements of Income Data (dollars in thousands):
Net sales	$705,499	624,678	520,674	430,655	336,385
Cost of goods sold and occupancy costs	503,727	442,582	369,172	304,922	237,328
Gross profit	201,772	182,096	151,502	125,733	99,057
Store expenses	156,158	132,131	108,657	89,935	72,157
Administrative expenses	19,242	17,514	14,823	13,479	12,733
Pre-opening and relocation expenses	5,993	3,822	3,774	3,231	2,173
Operating income	20,379	28,629	24,248	19,088	11,994
Other (expense) income:
Interest expense	(3,044)	(2,993)	(2,496)	(2,166)	(568)
Other income, net	—	—	2	9	6
Income before income taxes	17,335	25,636	21,754	16,931	11,432
Provision for income taxes	(5,864)	(9,432)	(8,281)	(6,379)	(3,955)
Net income	11,471	16,204	13,473	10,552	7,477
Net income attributable to non-controlling interest	—	—	—	—	(828)
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$11,471	16,204	13,473	10,552	6,649
Per Share Data:
Net income attributable to Natural Grocers by Vitamin Cottage, Inc. per share of common stock (EPS)
Basic	$0.51	0.72	0.60	0.47	0.30
Diluted	$0.51	0.72	0.60	0.47	0.30
Shares used in computation of EPS
Basic	22,492,986	22,490,260	22,466,432	22,399,346	22,372,184
Diluted	22,507,152	22,500,833	22,479,835	22,441,382	22,463,093
Pro Forma Statements of Income Data (Unaudited) (dollars in thousands)(1):
Income before income taxes	$17,335	25,636	21,754	16,931	11,432
Pro forma provision for income taxes	(5,864)	(9,432)	(8,281)	(6,379)	(4,264)
Pro forma net income	$11,471	16,204	13,473	10,552	7,168
Pro Forma Per Share Data (Unaudited)(2):
Pro forma net income per share of common stock
Basic	$0.51	0.72	0.60	0.47	0.32
Diluted	$0.51	0.72	0.60	0.47	0.32
Other Financial Data (Unaudited) (dollars in thousands):
EBITDA(3)	$45,912	49,966	41,462	32,593	21,949
EBITDA margin(4)	6.5%	8.0	8.0	7.6	6.5

Other Operating Data (Unaudited):
Number of stores at end of period	126	103	87	72	59
Number of stores opened during the period	23	16	15	13	10
Number of stores relocated and remodeled during the period	5	2	2	3	1
Change in comparable store sales(5)	1.7%	5.9	5.6	10.8	11.6
Change in daily average comparable store sales(5)	1.4%	5.9	5.6	11.1	11.3
Change in mature store sales(6)	(0.7)%	2.6	3.4	6.1	7.6
Change in daily average mature store sales(6)	(1.0)%	2.6	3.4	6.4	7.3

Gross square footage at end of period(7)	2,031,711	1,668,534	1,354.204	1,097,708	801,914
Selling square footage at end of period(7)	1,331,785	1,089,020	892,908	728,609	572,132
Average comparable store size (gross square feet)(8)	16,239	15,579	15,250	13,900	12,816
Average comparable store size (selling square feet)(8)	10,581	10,250	10,125	9,872	9,458
Comparable store sales per selling square foot during period(9)	$645	678	708	729	734

	As of September 30,
	2016	2015	2014	2013	2012
Selected Balance Sheet Data (dollars in thousands):
Cash and cash equivalents	$4,017	2,915	5,113	8,132	17,291
Total assets	282,246	233,924	188,985	159,903	125,662
Total debt(10)	59,335	27,607	21,977	19,822	5,808
Total stockholders’ equity	126,725	115,488	98,854	84,533	72,949

(1)

In connection with our IPO in the fourth quarter of fiscal year 2012, we purchased the 45% non-controlling interest in Boulder Vitamin Cottage Group, LLC (BVC) not previously owned by us. Prior to the purchase of the non-controlling interest, we held a controlling 55% interest in BVC. As such, our consolidated statements of income include the revenues and expenses of BVC for the fiscal year ended September 30, 2012 as required by generally accepted accounting principles in the United States of America (GAAP). We previously reported the 45% of BVC’s net income as net income attributable to non-controlling interest in our consolidated statements of income for the periods in which we did not own 100% of BVC. The pro forma financial data presented above illustrates what our net income would have been had we owned 100% of BVC for the fiscal year ended September 30, 2012. Pro forma net income attributable to Natural Grocers by Vitamin Cottage, Inc., is not a measure of financial performance under GAAP. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure of pro forma net income, together with a reconciliation from net income attributable to Natural Grocers by Vitamin Cottage, Inc., as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period, and we believe this non-GAAP measure provides investors with comparable data period over period to illustrate pro forma results had we owned 100% of BVC for all periods presented. We further believe that our presentation of this non-GAAP financial measure provides information that is useful to analysts and investors because it is an important indicator of the strength of our operations and the performance of our business. This non-GAAP measure is a supplemental measure of operating performance that does not represent and should not be considered in isolation or as an alternative to, or substitute for, net income attributable to Natural Grocers by Vitamin Cottage, Inc. or other financial statement data presented in the consolidated financial statements as indicators of financial performance. This non-GAAP financial measure has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to pro forma net income, dollars in thousands, except per share data:

	Year ended September 30,
	2016	2015	2014	2013	2012
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$11,471	16,204	13,473	10,552	6,649
Net income attributable to non-controlling interest	—	—	—	—	828
Net income	11,471	16,204	13,473	10,552	7,477
Provision for income taxes	5,864	9,432	8,281	6,379	3,955
Income before income taxes	17,335	25,636	21,754	16,931	11,432
Pro forma provision for income taxes	(5,864)	(9,432)	(8,281)	(6,379)	(4,264)
Pro forma net income	$11,471	16,204	13,473	10,552	7,168
Per Share Data:
Pro forma net income per share of common stock
Basic	$0.51	0.72	0.60	0.47	0.32
Diluted	$0.51	0.72	0.60	0.47	0.32

Our effective tax rate increased as a result of the BVC acquisition, as the income attributable to the non-controlling interest was nontaxable income prior to the acquisition, but is included in our taxable income after the acquisition. The following table reconciles our effective tax rate to our pro forma effective tax rate had we owned 100% of BVC for the fiscal year ended September 30, 2012:

	Year ended September 30,
	2016	2015	2014	2013	2012

Statutory tax rate	34.0%	35.0	35.0	34.0	34.0
Nontaxable net income attributable to non-controlling interest	—	—	—	—	(2.7)
State income taxes, net of federal income tax expense	2.9	2.9	3.0	3.3	3.0
Other, net	(3.0)	(1.1)	0.1	0.4	0.3
Effective tax rate	33.9	36.8	38.1	37.7	34.6
Pro forma adjustment to exclude nontaxable net income attributable to non-controlling interest	—	—	—	—	2.7
Pro forma effective tax rate	33.9%	36.8	38.1	37.7	37.3

Effective October 31, 2012, BVC merged with and into our operating company and ceased to exist.

(2)

Pro forma per share data is calculated using pro forma net income had we owned 100% of BVC for the fiscal year ended September 30, 2012, as discussed above, divided by basic and diluted weighted average shares of common stock outstanding for those fiscal periods.

(3)

Earnings before interest, taxes, depreciation and amortization (EBITDA) is not a measure of financial performance under GAAP. We define EBITDA as net income attributable to Natural Grocers by Vitamin Cottage, Inc. before interest expense, provision for income tax, depreciation and amortization, and for the fiscal year ended September 30, 2012, net income attributable to the non-controlling interest. We believe EBITDA provides additional information about: (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a component of a measure in our financial covenants under our Credit Facility. Further, our incentive compensation plans base incentive compensation payments on EBITDA.

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

The following table reconciles net income attributable to Natural Grocers by Vitamin Cottage, Inc. to EBITDA, dollars in thousands:

	Year ended September 30,
	2016	2015	2014	2013	2012
Net income attributable to Natural Grocers by Vitamin Cottage, Inc.	$11,471	16,204	13,473	10,552	6,649
Net income attributable to non-controlling interest	—	—	—	—	828
Net income	11,471	16,204	13,473	10,552	7,477
Interest expense	3,044	2,993	2,496	2,166	568
Provision for income taxes	5,864	9,432	8,281	6,379	3,955
Depreciation and amortization	25,533	21,337	17,212	13,496	9,949
EBITDA	$45,912	49,966	41,462	32,593	21,949

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

(10)

Total debt includes capital and financing lease obligations, notes payable to related parties, the outstanding principal balance of our term loan and outstanding borrowings under our Credit Facility. As of September 30, 2012, a prior term loan was fully repaid. As of September 30, 2013, the notes payable to related parties were fully repaid. As of September 30, 2015, 2014 and 2013, no amounts were outstanding under our Prior Credit Facility. As of September 30, 2016, $27.4 million was outstanding under our Credit Facility.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of September 30, 2016, we operated 126 stores in 19 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from approximately 5,000 to 16,000 selling square feet. For the year ended September 30, 2016, our new stores averaged approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. Over the last five fiscal years, our store base has grown at a compound annual growth rate of 20.79%, including 23, 16 and 15 new stores in fiscal year 2016, 2015 and 2014, respectively. We relocated four existing stores and remodeled one store in fiscal year 2016. We plan to open 15 to 20 new stores and relocate three stores in fiscal year 2017. Between September 30, 2016 and the date of this Form 10-K, we opened a total of three stores in Iowa, Missouri and Texas. As of the date of this report, we also have signed leases for an additional 18 new store locations expected to open in fiscal years 2017 and 2018.

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

●

Net sales. Net sales were $705.5 million for the year ended September 30, 2016, an increase of $80.8 million, or 12.9%, compared to net sales of $624.7 million for the year ended September 30, 2015. Net sales increased at a compound annual growth rate of 16.4% from fiscal year 2014 to fiscal year 2016.

●

Comparable store sales. Comparable store sales for the year ended September 30, 2016 increased 1.7% over the year ended September 30, 2015. As of September 30, 2016, we have had over 57 consecutive quarters of positive comparable store sales growth.

●

Daily average comparable store sales. Daily average comparable store sales, which removes the effect of one more selling day in the year ended September 30, 2016 as a result of the occurrence of leap year in fiscal 2016, increased 1.4% over the year ended September 30, 2015. As of September 30, 2016, we have had over 57 consecutive quarters of positive daily average comparable store sales growth.

●

Mature store sales. Mature store sales for the year ended September 30, 2016 decreased 0.7% from the year ended September 30, 2015. For fiscal year 2016, mature stores include all stores open during or before fiscal year 2011.

●

Daily average mature store sales. Daily average mature store sales, which removes the effect of one more selling day in the year ended September 30, 2016, as a result of the occurrence of leap year in fiscal 2016, decreased 1.0% from the year ended September 30, 2015.

●	Net income. Net income was $11.5 million for the year ended September 30, 2016, a decrease of $4.7 million, or 29.2%, compared to net income of $16.2 million for the year ended September 30, 2015.

●

EBITDA. EBITDA was $45.9 million in the year ended September 30, 2016, a decrease of $4.1 million, or 8.1%, compared to EBITDA of $50.0 million for the year ended September 30, 2015. EBITDA is not a measure of financial performance under GAAP. Refer to the “Selected Financial Data” section of this Form 10-K for a definition of EBITDA and a reconciliation of the Company’s net income to EBITDA.

●

Liquidity. As of September 30, 2016, cash and cash equivalents was $4.0 million, $27.4 million was outstanding under our Credit Facility and there was $16.6 million available for borrowing under our $45.0 million Credit Facility. As of September 30, 2016, the Company had outstanding letters of credit of $1.0 million, which amount was reserved against the amount available for borrowing under the terms of our Credit Facility.

●

New store growth. We have opened 87 new stores since the beginning of fiscal year 2011, with 126 stores open as of September 30, 2016. Our new store compound annual growth rate was 20.3% from fiscal year 2014 to fiscal year 2016.

●	Store Relocations and Remodels. We relocated four stores and remodeled one store in fiscal year 2016.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, economic conditions, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. In this regard, we believe our financial results for the year ended September 30, 2016 reflected economic pressures in several of the markets we serve due to depressed oil and natural gas prices (although we believe those pressures have begun to moderate slightly).

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue into the foreseeable future. Our financial results for the year ended September 30, 2016 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

Our performance is also impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, changing consumer choices and the cost of these products. Our store offerings consist of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings, including those resulting from reductions or changes in our offerings, would have a material adverse effect on our business. Additionally, negative publicity regarding the safety of dietary supplements, product recalls or new or upgraded regulatory standards may adversely affect demand for the products we sell and could result in lower consumer traffic, sales and results of operations.

●

Increased Competition. The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway, mass or discount retailers such as Wal-Mart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, specialty food retailers such as Sprouts and Trader Joe’s, warehouse clubs such as Sam’s Club and Costco, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, online retailers and multi-level marketers. These businesses compete with us on the basis of price, selection, quality, customer service, shopping experience or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage. In addition, we face internally generated competition when we open new stores in markets we already serve.

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

We plan for the foreseeable future to continue opening new stores and entering new markets. The rate of new store growth in the foreseeable future is expected to moderate somewhat compared to recent years, depending on economic and business conditions and other factors. During the past few years, we have expanded our infrastructure to enable us to support our continued growth. This has included implementing our enterprise resource planning system, hiring key personnel, developing efficient new store opening construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center. During fiscal year 2015, we redesigned our website (www.naturalgrocers.com) to enhance functionality, create a more engaging user experience and increase its reach and effectiveness. In addition, in fiscal year 2015 we introduced the {N}Power customer appreciation program at all of our stores, which we believe has enhanced customer loyalty and increased customer engagement levels.

We believe there are opportunities for us to continue to expand our store base, expand profitability and increase comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry and regional and general economic conditions. In this regard, during the fiscal year ended September 30, 2016 the rate of growth in our comparable store sales moderated compared to the prior fiscal years in part due to the impact of increased competition in the natural and organic retail sector and internally generated competition due to opening new stores in our existing markets. To a lesser extent, during fiscal year 2016 we experienced economic pressures in several of the markets we serve due to depressed oil and natural gas prices (which pressures we believe have begun to moderate slightly).

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, inventory shrink and store occupancy costs. Store occupancy costs include rent, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility. The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors, and as a result, our cost of goods sold and occupancy costs data included in this Form 10-K may not be identical to those of our competitors, and may not be comparable to similar data made available by our competitors. Occupancy costs as a percentage of sales typically decrease as new stores mature and increase sales. We do not record in cost of goods sold and occupancy costs rent payments for leases classified as capital and financing lease obligations. Rather, these rent payments are recognized as a reduction of the related obligations and as interest expense. Additionally, depreciation expense related to the capitalized asset is recorded in store expenses.

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

Interest expense

Interest expense consists of the interest associated with capital and financing lease obligations, net of capitalized interest. Interest expense also includes interest we incur on our outstanding indebtedness, including under our Credit Facility. As of September 30, 2016, $27.4 million was outstanding under the Credit Facility. As of September 30, 2015 and 2014, no amounts were outstanding under our Prior Credit Facility.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Year ended September 30,
	2016	2015	2014
Statements of Income Data:*
Net sales	100.0%	100.0	100.0
Cost of goods sold and occupancy costs	71.4	70.8	70.9
Gross profit	28.6	29.2	29.1
Store expenses	22.1	21.2	20.9
Administrative expenses	2.7	2.8	2.8
Pre-opening and relocation expenses	0.8	0.6	0.7
Operating income	2.9	4.6	4.7
Interest expense	(0.4)	(0.5)	(0.5)
Income before income taxes	2.5	4.1	4.2
Provision for income taxes	(0.8)	(1.5)	(1.6)
Net income	1.6%	2.6	2.6
__________________________
*Figures may not sum due to rounding.
Other Operating Data:
Number of stores at end of period	126	103	87
Store unit count increase period over period	22.3%	18.4	20.8
Change in comparable store sales	1.7%	5.9	5.6
Change in daily average comparable store sales	1.4%	5.9	5.6
Change in mature store sales	(0.7)%	2.6	3.4
Change in daily average mature store sales	(1.0)%	2.6	3.4

Year ended September 30, 2016 compared to Year ended September 30, 2015

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Change in
	2016	2015	Dollars	Percent
Statements of Income Data:
Net sales	$705,499	624,678	80,821	12.9%
Cost of goods sold and occupancy costs	503,727	442,582	61,145	13.8
Gross profit	201,772	182,096	19,676	10.8
Store expenses	156,158	132,131	24,027	18.2
Administrative expenses	19,242	17,514	1,728	9.9
Pre-opening and relocation expenses	5,993	3,822	2,171	56.8
Operating income	20,379	28,629	(8,250)	(28.8)
Interest expense	(3,044)	(2,993)	(51)	1.7
Income before income taxes	17,335	25,636	(8,301)	(32.4)
Provision for income taxes	(5,864)	(9,432)	3,568	(37.8)
Net income	$11,471	16,204	(4,733)	(29.2)%

Net sales

Net sales increased $80.8 million, or 12.9%, to $705.5 million for the year ended September 30, 2016 compared to $624.7 million for the year ended September 30, 2015, primarily due to a $70.5 million increase in new store sales and a $10.3 million, or 1.7%, increase in comparable store sales. Daily average comparable store sales increased 1.4% for the year ended September 30, 2016 compared to the year ended September 30, 2015. The daily average comparable store sales increase resulted from a 1.1% increase in average transaction size and a 0.2% increase in daily average transaction count. Comparable store average transaction size was $35.82 for the year ended September 30, 2016. Daily average mature store sales decreased 1.0% for the year ended September 30, 2016 compared to the year ended September 30, 2015.

Our 1.7% increase in comparable store sales in fiscal year 2016 compares to a 5.9% increase in comparable store sales in fiscal year 2015. The rate of growth in our comparable store sales moderated in fiscal year 2016 in part due to the impact of increased competition in the natural and organic sector, internally generated competition due to opening new stores in our existing markets and the impact of the product discounts offered by the {N}Power customer loyalty program. To a lesser extent, we experienced economic pressures in several of the markets we serve due to depressed oil and natural gas prices (which pressures we believe have begun to moderate slightly).

Gross profit

Gross profit increased $19.7 million, or 10.8%, to $201.8 million for the year ended September 30, 2016 compared to $182.1 million for the year ended September 30, 2015, primarily driven by an increase in the number of comparable stores, comparable store sales growth and one additional selling day due to the leap year. Gross margin decreased to 28.6% for the year ended September 30, 2016 from 29.2% for the year ended September 30, 2015. Gross margin for the year ended September 30, 2016 was negatively impacted by an increase in occupancy costs as a percentage of sales. The increase in occupancy costs as a percentage of sales was primarily due to higher average lease expenses at newer and relocated stores and also reflects the decrease in mature store sales and the fixed nature of our rent obligations and related occupancy expenses. Additionally, product margin improved, offset by increased shrink expense, all as a percentage of sales.

For the years ended September 30, 2016 and 2015, the Company had 16 and 13 leases respectively, for stores which were classified as capital and financing lease obligations. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during each of the years ended September 30, 2016 and 2015 would have been approximately 55 and 60 basis points higher, respectively, than as reported.

Store expenses

Store expenses increased $24.0 million, or 18.2%, to $156.2 million in the year ended September 30, 2016 from $132.1 million in the year ended September 30, 2015. Store expenses as a percentage of sales were 22.1% and 21.2% for the years ended September 30, 2016 and 2015, respectively. The increase in store expenses as a percentage of sales in fiscal year 2016 was primarily due to increases in salary-related expenses, depreciation and other store expenses.

Administrative expenses

Administrative expenses increased $1.7 million, or 9.9%, to $19.2 million for the year ended September 30, 2016 compared to $17.5 million for the year ended September 30, 2015, primarily due to the addition of senior management positions to support our growth, together with increased legal and public company costs. Administrative expenses as a percentage of sales were 2.7% and 2.8% for the years ended September 30, 2016 and 2015, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $2.2 million, or 56.8%, to $6.0 million for the year ended September 30, 2016 compared to $3.8 million for the year ended September 30, 2015. The increase in pre-opening and relocation expenses was primarily due to the impact of the number and timing of new store openings and relocations. Pre-opening and relocation expenses as a percentage of sales were 0.8% and 0.6% for the years ended September 30, 2016 and 2015, respectively. The numbers of stores opened, relocated and remodeled were as follows for the periods presented:

	Year ended September 30,
	2016	2015
New stores	23	16
Relocated stores	4	1
Remodeled stores	1	1
	28	18

Interest expense

Interest expense, net of capitalized interest, increased $0.1 million, or 1.7%, in the year ended September 30, 2016 compared to the year ended September 30, 2015, primarily due to an increase in interest expense associated with our Credit Facility due to higher average borrowings, partially offset by an increase in capitalized interest during the year ended September 30, 2016. If our capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 50 basis points lower than as reported in each of the years ended September 30, 2016 and 2015, respectively.

Income taxes

Provision for income taxes decreased $3.6 million, or 37.8%, in the year ended September 30, 2016 compared to the year ended September 30, 2015, primarily due to an $8.3 million decrease in income before income taxes and a decrease in the estimated annual tax rate in the year ended September 30, 2016. The effective tax rate decreased from 36.8% in the year ended September 30, 2015 to 33.9% in the year ended September 30, 2016, primarily due to a revision in our estimated annual federal tax rate from 35% to 34% and federal and state tax credits in our fiscal 2015 tax return that were higher than previously estimated in the provision for the year ended September 30, 2015. For the year ended September 30, 2016, the federal tax rate remained at 35% for our deferred tax assets and liabilities.

Net income

Net income was $11.5 million, or $0.51 in diluted earnings per share, in the year ended September 30, 2016 compared to $16.2 million, or $0.72 in diluted earnings per share, in the year ended September 30, 2015.

Year ended September 30, 2015 compared to the year ended September 30, 2014

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

Net income

Net income increased 20.3% to $16.2 million, or $0.72 in diluted earnings per share, in the year ended September 30, 2015 from $13.5 million, or $0.60 in diluted earnings per share, in the year ended September 30, 2014.

Non-GAAP financial measure

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization. The following table reconciles net income to EBITDA, dollars in thousands:

	Year ended September 30,
	2016	2015	2014
Net income	$11,471	16,204	13,473
Interest expense	3,044	2,993	2,496
Provision for income taxes	5,864	9,432	8,281
Depreciation and amortization	25,533	21,337	17,212
EBITDA	$45,912	49,966	41,462

EBITDA decreased 8.1% to $45.9 million in the year ended September 30, 2016 compared to $50.0 million in the year ended September 30, 2015. EBITDA as a percentage of sales was 6.5% and 8.0% for the years ended September 30, 2016 and 2015, respectively. The stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 55 and 60 basis points, respectively, for the years ended September 30, 2016 and 2015 due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening date if these leases had been accounted for as operating leases.

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

Our competitors may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to those of other companies. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a supplemental measure of operating performance that does not represent, and should not be considered in isolation or as an alternative to, or substitute for, net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or as a substitute for, analysis of our results as reported under GAAP. For additional discussion of our use of EBITDA, and some of the limitations, please refer to the “Selected Financial Data” section of this Form 10-K.

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service and corporate taxes. As of September 30, 2016, we had $4.0 million in cash and cash equivalents, as well as $16.6 million available for borrowing under our Credit Facility.

On May 5, 2016, our Board authorized a new two-year share repurchase program pursuant to which the Company may expend up to $10.0 million to repurchase shares of the Company’s common stock. During the year ended September 30, 2016, we purchased 67,970 shares of our common stock for approximately $0.8 million (an average price of $12.20 per share) under the share repurchase program. We expect funding of share repurchases will come from operating cash flow, excess cash and/or borrowings under the Credit Facility. The timing and the number of shares purchased will be dictated by our capital needs and stock market conditions.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Year ended September 30,
	2016	2015	2014

Net cash provided by operating activities	$28,827	41,003	31,749
Net cash used in investing activities	(53,740)	(42,338)	(34,872)
Net cash provided by (used in) financing activities	26,015	(863)	104
Net increase (decrease) in cash and cash equivalents	1,102	(2,198)	(3,019)
Cash and cash equivalents, beginning of year	2,915	5,113	8,132
Cash and cash equivalents, end of year	$4,017	2,915	5,113

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities decreased $12.2 million, or 29.7%, to $28.8 million in the year ended September 30, 2016, from $41.0 million in the year ended September 30, 2015. The decrease in cash provided by operating activities was primarily due to a decrease in net income, as adjusted for non-cash items such as depreciation and amortization resulting from the addition of new stores and deferred tax expense as well as changes in working capital driven by the timing of payment on inventory and other purchases. Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

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

Investing Activities

Net cash used in investing activities consists primarily of capital expenditures. Net cash used in investing activities increased $11.4 million, or 26.9%, to $53.7 million in the year ended September 30, 2016 compared to $42.3 million in the year ended September 30, 2015 due to the increased number and timing of new store openings, relocations and remodels, partially offset by a decrease in the payment for the Store Acquisition described below. Cash paid for capital expenditures increased $17.0 million in the year ended September 30, 2016 compared to the year ended September 30, 2015, driven by the number and the timing of new store openings.

During the year ended September 30, 2016, we opened 23 new stores, relocated four stores and remodeled one store. We plan to spend approximately $40.0 million to $48.0 million on capital expenditures during fiscal year 2017 in connection with the opening of 15 to 20 planned new stores and three store relocations. We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store.

Acquisition of property and equipment not yet paid increased $0.4 million to $6.8 million in fiscal year 2016 compared to $6.4 million in fiscal year 2015 due to the timing of new store openings and relocations. We opened eight new stores in the fourth quarter of fiscal year 2016 compared to opening four new stores in the fourth quarter of fiscal year 2015.

In 2015, net cash used in investing activities consisted primarily of capital expenditures. Cash used in investing activities increased $7.5 million, or 21.4%, to $42.3 million in the year ended September 30, 2015 compared to $34.9 million in the year ended September 30, 2014 due to the Company’s purchase of substantially all the assets and assumption of certain liabilities of natural foods retailer Nature’s Pantry, Inc. (the Store Acquisition), which operated one retail store in Independence, Missouri. We paid $5.6 million during the year ended September 30, 2015 related to the Store Acquisition. Cash paid for capital expenditures increased $0.2 million in the year ended September 30, 2015 compared to the year ended September 30, 2014, driven by the number and the timing of new store openings.

Financing Activities

Cash provided by or used in financing activities consists primarily of borrowings and repayments under our Credit Facility and the Prior Credit Facility and payments of capital and financing lease obligations. Cash provided by financing activities was $26.0 million for the year ended September 30, 2016, compared to cash used in financing activities of $0.9 million in the year ended September 30, 2015. The increase in cash provided by financing activities for the year ended September 30, 2016 was primarily due to net borrowings of $27.4 million under our Credit Facility during the year ended September 30, 2016.

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

Credit Facility

On January 28, 2016, the Company entered into the Credit Facility. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and Vitamin Cottage Two Ltd. Liability Company (VC2). The Credit Facility is secured by a lien on substantially all of the Company’s assets.

The amount originally available for borrowing under the Credit Facility was $30.0 million, including a $5.0 million sublimit for standby letters of credit. On May 10, 2016, the operating company entered into an amendment to the Credit Facility, pursuant to which the amount available for borrowing thereunder was increased to $45.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the ability to increase the amount available for borrowing by an additional amount that may not exceed $5.0 million if the existing lenders or other eligible lenders agree to provide an additional commitment or commitments. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on January 31, 2021.

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

The Credit Facility requires compliance with certain customary operational and financial covenants, including a leverage ratio. The Credit Facility also contains certain other customary limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions, among other limitations. Additionally, the Credit Facility prohibits the payment of cash dividends, except that so long as no default exists or would arise as a result thereof, the operating company may pay cash dividends to the holding company for various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business, and for repurchases of shares of common stock in an amount not to exceed $10.0 million.

At the same time it entered into the Credit Facility, the Company terminated the Prior Credit Facility.

We had $27.4 million outstanding under the Credit Facility as of September 30, 2016 and zero outstanding under the Prior Credit Facility as of September 30, 2015. As of September 30, 2016, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. As of September 30, 2015, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Prior Credit Facility. We had $16.6 million available for borrowing under the Credit Facility as of September 30, 2016 and $14.0 million available for borrowing under the Prior Credit Facility as of September 30, 2015.

As of September 30, 2016, the Company was in compliance with the debt covenants under the Credit Facility. As of September 30, 2015, the Company was in compliance with the debt covenants under the Prior Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2016, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1–3 years	3-5 years	More than 5 years

Operating leases (1)	$504,576	36,138	78,021	74,345	316,072
Capital and financing lease obligations, including principal and interest payments (2)	48,207	3,933	7,990	8,061	28,223
Debt obligations (3)	27,428	─	─	27,428	─
Interest payments (4)	1,845	425	850	570	─
Contractual obligations for construction related activities (5)	4,532	4,532	─	─	─
	$586,588	45,028	86,861	110,404	344,295

(1)	Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(2)

Represents the payments due under our 16 capital and financing lease obligations, 15 of which were open as of September 30, 2016. We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(3)

Represents the outstanding balance on our Credit Facility as of September 30, 2016. For purposes of this table, the outstanding balance was considered outstanding until January 31, 2021, which is the maturity date of the Credit Facility.

(4)

In order to calculate future interest payments during the remaining term of our Credit Facility, current amounts were considered outstanding until January 31, 2021, which is the maturity date of the Credit Facility.

(5)

Contractual obligations for construction-related activities include future payments to general contractors that are legally binding as of September 30, 2016 and relate to new store construction, relocations and remodels.

Off-Balance Sheet Arrangements

As of September 30, 2016, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. The majority of our stores and facilities are leased, with varying terms and renewal options. Currently, we own buildings in which three of our stores are located; those buildings are located on land that is leased pursuant to a ground lease. As of September 30, 2016, 16 store leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, “Income Taxes,” Topic 740, “Income Taxes” (ASU 2015-17). ASU 2015-17 addresses the balance sheet classification of deferred taxes. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company elected early adoption of the provisions of ASU 2015-17 prospectively for the periods ended March 31, 2016 and thereafter and has presented its deferred tax liabilities and assets as noncurrent in its consolidated financial statements as of March 31, 2016 and periods ended thereafter.

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

Leases

We lease retail stores, a bulk food repackaging facility and distribution center, land and administrative offices under long-term operating leases, capital financing leases or capital leases. Accounting for leased properties requires compliance with technical accounting rules and significant judgment by management. Application of these accounting rules and assumptions made by management will determine whether the lease is accounted for as an operating lease, whether we are considered the owner for accounting purposes or whether the lease is accounted for as a capital lease.

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

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to our Credit Facility. As of September 30, 2016, $27.4 million was outstanding under our Credit Facility. Our Credit Facility carries floating interest rates that are tied to the prime rate, and therefore, our statements of income and our cash flows are exposed to changes in interest rates. Based upon a sensitivity analysis at September 30, 2016, a hypothetical 100 basis point change in interest rates would change our annual interest expense by $0.2 million in the year ended September 30, 2016.

Item 8. Financial Statements and Supplementary Data.

Natural Grocers by Vitamin Cottage, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Grocers by Vitamin Cottage, Inc.:

We have audited the accompanying consolidated balance sheets of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries (the Company) as of September 30, 2016 and 2015, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

December 8, 2016

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$4,017	2,915
Accounts receivable, net	3,747	2,576
Merchandise inventory	86,330	74,818
Prepaid expenses and other current assets	3,233	1,108
Deferred income tax assets	—	866
Total current assets	97,327	82,283
Property and equipment, net	178,297	145,219
Other assets:
Deposits and other assets	971	778
Goodwill and other intangible assets, net	5,601	5,623
Deferred financing costs, net	50	21
Total other assets	6,622	6,422
Total assets	$282,246	233,924
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,615	49,896
Accrued expenses	12,448	19,649
Capital and financing lease obligations, current portion	478	333
Total current liabilities	66,541	69,878
Long-term liabilities:
Capital and financing lease obligations, net of current portion	31,429	27,274
Revolving credit facility	27,428	—
Deferred income tax liabilities	12,178	6,073
Deferred compensation	757	314
Deferred rent	8,809	6,922
Leasehold incentives	8,379	7,975
Total long-term liabilities	88,980	48,558
Total liabilities	155,521	118,436
Commitments (Notes 10 and 17)
Stockholders’ equity:
Common stock, $0.001 par value. 50,000,000 shares authorized, 22,510,279 and 22,496,628 shares issued, at 2016 and 2015, respectively and 22,452,609 and 22,496,628 outstanding, at 2016 and 2015, respectively	23	22
Additional paid-in capital	55,437	54,982
Retained earnings	71,955	60,484
Common stock in treasury at cost, 57,670 and no shares, at 2016 and 2015, respectively	(690)	—
Total stockholders’ equity	126,725	115,488
Total liabilities and stockholders’ equity	$282,246	233,924

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Year ended September 30,
	2016	2015	2014
Net sales	$705,499	624,678	520,674
Cost of goods sold and occupancy costs	503,727	442,582	369,172
Gross profit	201,772	182,096	151,502
Store expenses	156,158	132,131	108,657
Administrative expenses	19,242	17,514	14,823
Pre-opening and relocation expenses	5,993	3,822	3,774
Operating income	20,379	28,629	24,248
Other income (expense):
Dividends and interest income	—	—	2
Interest expense	(3,044)	(2,993)	(2,496)
Total other expense, net	(3,044)	(2,993)	(2,494)
Income before income taxes	17,335	25,636	21,754
Provision for income taxes	(5,864)	(9,432)	(8,281)
Net income	11,471	16,204	13,473

Net income per share of common stock:
Basic	$0.51	0.72	0.60
Diluted	$0.51	0.72	0.60
Weighted average number of shares of common stock outstanding:
Basic	22,492,986	22,490,260	22,466,432
Diluted	22,507,152	22,500,833	22,479,835

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended September 30,
	2016	2015	2014
Operating activities:
Net income	$11,471	16,204	13,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,533	21,337	17,212
(Gain) loss on disposal of property and equipment	(3)	56	1
Share-based compensation	879	573	532
Excess tax benefit from share-based compensation	—	—	(399)
Deferred income tax expense (benefit)	6,971	630	(1,186)
Non-cash interest expense	13	15	19
Interest accrued on investments and amortization of premium	—	—	9
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(1,171)	(430)	255
Income tax receivable	(1,776)	—	612
Merchandise inventory	(11,512)	(15,711)	(12,909)
Prepaid expenses and other assets	(542)	(533)	(665)
Increase (decrease) in:
Accounts payable	3,314	12,891	5,202
Accrued expenses	(7,345)	3,848	6,952
Deferred compensation	443	314	—
Deferred rent and leasehold incentives	2,552	1,809	2,641
Net cash provided by operating activities	28,827	41,003	31,749
Investing activities:
Acquisition of property and equipment	(53,759)	(36,750)	(36,512)
Proceeds from sale of property and equipment	19	13	—
Payment for acquisition	—	(5,601)	—
Proceeds from maturity of available-for-sale securities	—	—	1,140
Decrease in restricted cash	—	—	500
Net cash used in investing activities	(53,740)	(42,338)	(34,872)
Financing activities:
Borrowings under credit facility	234,604	202,878	46,440
Repayments under credit facility	(207,176)	(202,878)	(46,440)
Repurchases of common stock	(829)	—	—
Capital and financing lease obligations payments	(423)	(247)	(182)
Contingent consideration payments for acquisition	—	(514)	—
Excess tax benefit from share-based compensation	—	—	399
Payments on withholding tax for restricted stock unit vesting	(119)	(102)	(83)
Loan fees paid	(42)	—	(30)
Net cash provided by (used in) financing activities	26,015	(863)	104
Net increase (decrease) in cash and cash equivalents	1,102	(2,198)	(3,019)
Cash and cash equivalents, beginning of year	2,915	5,113	8,132
Cash and cash equivalents, end of year	$4,017	2,915	5,113
Supplemental disclosures of cash flow information:
Cash paid for interest	$331	63	16
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $538, $309 and $364, respectively	2,637	2,809	2,423
Income taxes paid	6,370	8,194	3,762
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$6,837	6,429	3,260
Property acquired through capital and financing lease obligations	4,438	5,772	2,300
Direct bank to bank payment for a change in credit facility provider	18,858	—	—

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Fiscal Years Ended September 30, 2016, 2015 and 2014

(Dollars in thousands, except per share data)

	Common stock –$0.001 par
	value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2013	22,441,253	$22	$53,704	$30,807	$—	$84,533
Net income	—	—	—	13,473	—	13,473
Share-based compensation	44,235	—	449	—	—	449
Excess tax benefit from share-based compensation	—	—	399	—	—	399
Balances September 30, 2014	22,485,488	22	54,552	44,280	—	98,854
Net income	—	—	—	16,204	—	16,204
Share-based compensation	11,140	—	471	—	—	471
Tax shortfall related to share-based compensation	—	—	(41)	—	—	(41)
Balances September 30, 2015	22,496,628	22	54,982	60,484	—	115,488
Net income	—	—	—	11,471	—	11,471
Share-based compensation	23,951	1	609	—	139	749
Tax shortfall related to share-based compensation	—	—	(154)	—	—	(154)
Repurchase of common stock	(67,970)	—	—	—	(829)	(829)
Balances September 30, 2016	22,452,609	$23	$55,437	$71,955	$(690)	$126,725

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage® with 126 stores as of September 30, 2016, including 36 stores in Colorado, 18 in Texas, 12 in Arizona, eight each in Kansas and Oregon, seven in Oklahoma, five each in New Mexico and Utah, four each in Idaho and Montana, three each in Missouri, Nebraska and Nevada, two each in Arkansas, North Dakota, Washington and Wyoming, and one each in Iowa and Minnesota. The Company also has a bulk food repackaging facility and distribution center in Colorado. The Company had 103 and 87 stores as of September 30, 2015 and 2014, respectively.

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

Accounts Receivable

Accounts receivable consists primarily of receivables from vendors for certain promotional programs, newsletter advertising and other miscellaneous receivables and are presented net of any allowances for doubtful accounts. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for doubtful accounts is calculated based on historical experience and application of the specific identification method. Allowance for doubtful accounts totaled less than $0.1 million as of September 30, 2016 and 2015.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of investments in cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalent account balances, which are held in major financial institutions, exceeded the Federal Deposit Insurance Corporation’s federally insured limits by approximately $3.8 million as of September 30, 2016.

Vendor Concentration

For the years ended September 30, 2016, 2015 and 2014, purchases from the Company’s largest vendor and its subsidiaries represented approximately 59%, 57% and 56%, respectively, of all product purchases made during such periods. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

Merchandise Inventory

Merchandise inventory consists of goods held for sale. The cost of inventory includes certain costs associated with the preparation of inventory for sale, including inventory overhead costs. Merchandise inventory is carried at the lower of cost or market value. Cost is determined using the weighted average cost method.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful life of the relevant asset. For land improvements and leasehold and building improvements, depreciation is recorded over the shorter of the assets’ useful lives or the lease terms. Maintenance, repairs and renewals that neither add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains and losses on disposition of property and equipment are included in store expenses in the year of disposition, and primarily relate to store relocations.

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

The Company’s annual impairment testing of goodwill is performed as of September 30. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is not necessary. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs the two-step impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. As of September 30, 2016 the Company has recorded no impairment charges related to goodwill.

Impairment of Finite-Lived Intangible and Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company aggregates long-lived assets at the store level, which the Company considers to be the lowest level in the organization for which independent identifiable cash flows are available. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that store to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. The Company considers factors such as historic and forecasted operating results, trends and future prospects, current market value, significant industry trends and other economic and regulatory factors in performing these analyses. As of September 30, 2016, the Company has recorded no impairment charges related to finite-lived intangible or long-lived assets.

Deferred Financing Costs

Certain costs incurred with borrowings or establishment of credit facilities are deferred. These costs are amortized over the life of the credit facility using the straight-line method.

Leases

The Company leases retail stores, a bulk food repackaging facility and distribution center and administrative offices under long-term operating or capital or financing leases. These leases include scheduled increases in minimum rents and renewal provisions at the option of the Company. The lease term for accounting purposes commences with the date the Company takes possession of the space and ends on the later of the primary lease term or the expiration of any renewal periods that are deemed to be reasonably assured at the inception of the lease.

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

Revenue Recognition

Revenue is recognized at the point of sale, net of in-house coupons, discounts and returns. Sales taxes are not included in sales. The Company charges sales tax on all taxable customer purchases and remits these taxes monthly to the appropriate taxing jurisdiction. The Company records a deferred revenue liability within accrued expenses when it sells the Company’s gift cards and records a sale when a customer redeems the gift card.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in store expenses and pre-opening and relocation expenses in the consolidated statements of income. Total advertising and marketing expenses for the years ended September 30, 2016, 2015 and 2014 were approximately $10.8 million, $9.3 million and $7.8 million, respectively, net of vendor reimbursements received for newsletter advertising of approximately $3.2 million, $2.5 million and $1.9 million for the years ended September 30, 2016, 2015 and 2014, respectively.

Share-Based Compensation

The Company adopted the 2012 Omnibus Incentive Plan in connection with its initial public offering on July 25, 2012. Restricted common stock units are granted at the market price of the Company’s common stock on the date of grant and expensed over the applicable vesting period.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, “Income Taxes,” Topic 740, “Income Taxes” (ASU 2015-17). ASU 2015-17 addresses the balance sheet classification of deferred taxes. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company elected early adoption of the provisions of ASU 2015-17 prospectively for the period ended March 31, 2016 and thereafter and has presented its deferred tax liabilities and assets as noncurrent in its consolidated financial statements as of March 31, 2016 and periods ended thereafter.

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

3. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below is basic and diluted earnings per share for the years ended September 30, 2016, 2015 and 2014, dollars in thousands, except per share data:

	Year ended September 30,
	2016	2015	2014
Net income	$11,471	16,204	13,473
Weighted average number of shares of common stock outstanding	22,492,986	22,490,260	22,466,432
Effect of dilutive securities	14,166	10,573	13,403
Weighted average number of shares of common stock outstanding including the effect of dilutive securities	22,507,152	22,500,833	22,479,835

Basic earnings per share	$0.51	0.72	0.60
Diluted earnings per share	$0.51	0.72	0.60

There were 61,115, 120,674 and 3,558 non-vested restricted stock units (RSUs) for the years ended September 30, 2016, 2015 and 2014, respectively, excluded from the calculation as they are antidilutive.

The Company did not declare or pay any dividends in the years ended September 30, 2016, 2015 or 2014.

As of September 30, 2016, the Company had 50,000,000 shares of common stock authorized, of which 22,510,279 shares were issued and 22,452,609 were outstanding, as well as 10,000,000 shares of preferred common stock authorized, of which none was issued and outstanding.

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

As of September 30, 2016 and 2015, the Company did not have any financial assets or liabilities that were subject to fair value measurements. The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those assets and liabilities.

5. Property and Equipment

The Company had the following property and equipment balances as of September 30, 2016 and 2015, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2016	2015
Construction in process		n/a		$6,561	10,150
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		28,393	24,774
Capitalized real estate leases		15		5,735	4,866
Land		n/a		192	192
Buildings				12,546	4,980
Land improvements	5	-	24	1,055	1,015
Leasehold and building improvements	1	-	25	118,119	91,865
Fixtures and equipment	5	-	7	103,415	83,932
Computer hardware and software	3	-	5	16,737	13,834
				292,753	235,608
Less accumulated depreciation and amortization				(114,456)	(90,389)
Property and equipment, net				$178,297	145,219

As of September 30, 2016 and 2015, construction in process included $1.1 million and approximately zero, respectively, related to construction costs for build-to-suit leases in process for which the Company was deemed the owner during the construction period. As of September 30, 2016 and 2015, construction in process included zero and $0.9 million, respectively, for capital real estate leases.

Capitalized costs for computer software development were less than $0.1 million and $0.2 million for the years ended September 30, 2016 and 2015, respectively, primarily due to capitalization of internal staff compensation. Total costs capitalized for qualifying construction projects on leasehold and building improvements and fixtures and equipment included approximately $0.9 million and $0.6 million, for the years ended September 30, 2016 and 2015, respectively, related to internal staff compensation. Interest costs of approximately $0.5 million, $0.3 million and $0.4 million were capitalized for the years ended September 30, 2016, 2015 and 2014, respectively. Depreciation expense related to capitalized internal staff compensation was approximately $0.5 million, $0.4 million and $0.3 million for the years ended September 30, 2016, 2015, and 2014, respectively.

Depreciation and amortization expense for the years ended September 30, 2016, 2015 and 2014 is summarized as follows, dollars in thousands:

	Year ended September 30,
	2016	2015	2014
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$868	796	770
Depreciation and amortization expense included in store expenses	23,428	19,635	15,861
Depreciation and amortization expense included in administrative expenses	1,237	906	581
Total depreciation and amortization expense	$25,533	21,337	17,212

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2016 and 2015, are summarized as follows, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2016	2015
Amortizable intangible assets:
Covenants-not-to-compete	2	-	5	$353	353
Favorable operating lease		5		—	339
Other intangibles	0.5	-	1	41	27
Amortizable intangible assets				394	719
Less accumulated amortization				(380)	(683)
Amortizable intangible assets, net				14	36
Trademark	Indefinite			389	389
Total other intangibles, net				403	425
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$5,601	5,623

Amortization expense was less than $0.1 million, less than $0.1 million and $0 million for the years ended September 30, 2016, 2015 and 2014, respectively. The aggregate estimated amortization expense for the years ending September 30, 2017 and 2018 is less than $0.1 million. There is no estimated amortization expense for the years ending September 30, 2019, 2020 and 2021.

7. Accrued Expenses

The composition of accrued expenses as of September 30, 2016 and 2015, is summarized as follows, dollars in thousands:

	As of September 30,
	2016	2015
Payroll and employee-related expenses	$4,395	7,795
Accrued income taxes payable	—	5,540
Accrued property, sales and use tax payable	5,648	4,365
Accrued marketing expenses	567	532
Deferred revenue related to gift card sales	866	864
Other	972	553
Total accrued expenses	$12,448	19,649

8. Deferred Financing Costs

The Company has capitalized costs incurred in securing its credit facility (see Note 9). Deferred financing costs, net of accumulated amortization were less than $0.1 million as of September 30, 2016 and 2015. Accumulated amortization was less than $0.1 million and $0.9 million as of September 30, 2016 and 2015, respectively.

Total amortization expense for deferred financing costs was less than $0.1 million for each of the years ended September 30, 2016, 2015 and 2014.

9. Long-Term Debt

Credit Facility

On January 28, 2016, the Company entered into a new $30.0 million credit facility, including a $5.0 million sublimit for standby letters of credit (the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets.

On May 10, 2016, the operating company entered into an amendment to the Credit Facility, pursuant to which the amount available for borrowing thereunder was increased to $45.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the ability to increase the amount available for borrowing by an additional amount that may not exceed $5.0 million if the existing lenders or other eligible lenders agree to provide an additional commitment or commitments. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on January 31, 2021.

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

The Company had $27.4 million outstanding under the Credit Facility as of September 30, 2016 and zero outstanding under the Prior Credit Facility as of September 30, 2015. As of September 30, 2016, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. As of September 30, 2015, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Prior Credit Facility. The Company had $16.6 million available for borrowing under the Credit Facility as of September 30, 2016 and $14.0 million available for borrowing under the Prior Credit Facility as of September 30, 2015.

Capital and Financing Lease Obligations

The Company had 16 and 13 leases as of September 30, 2016 and 2015, respectively, that are included in capital and financing lease obligations (see Notes 2 and 10). The Company does not record rent expense for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense (see Note 10). The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $3.5 million, $3.3 million and $2.9 million in the years ended September 30, 2016, 2015 and 2014, respectively. Interest expense for the years ended September 30, 2016, 2015 and 2014 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of approximately $0.5 million, $0.3 million and $0.4 million for the years ended September 30, 2016, 2015 and 2014, respectively.

10. Lease Commitments

Operating Leases

The Company leases retail stores, a bulk food repackaging facility and distribution center and administrative offices under long-term operating leases through 2062. These leases include scheduled increases in minimum rents and renewal provisions at the option of the Company. Deferred rent expense as of September 30, 2016 and 2015 was approximately $8.8 million and $6.9 million, respectively. Tenant improvement allowances received from landlords (leasehold incentives) are recorded as liabilities and recognized evenly as a reduction to rent expense over the lease term. Leasehold incentives at September 30, 2016 and 2015 were approximately $8.4 million and $8.0 million, respectively. Sublease rental income was less than $0.1 million for each of the years ended September 30, 2016, 2015 and 2014, respectively.

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

Minimum rental commitments and sublease rental income under the terms of the Company’s operating leases are as follows, dollars in thousands:

Fiscal Year	Third parties	Related parties	Sublease rental income	Total operating leases
2017	$35,463	1,329	(315)	36,477
2018	38,325	1,329	(342)	39,312
2019	37,412	1,329	(332)	38,409
2020	36,739	1,333	(296)	37,776
2021	35,524	1,310	(283)	36,551
Thereafter	319,577	6,595	(928)	325,244
Total payments	$503,040	13,225	(2,496)	513,769

Total rent expense, including common area expenses and warehouse rent, for the years ended September 30, 2016, 2015, and 2014 totaled approximately $34.6 million, $26.3 million and $20.5 million, respectively, which is included in cost of goods sold and occupancy costs and administrative expenses in the consolidated statements of income. In addition, approximately $1.4 million, $0.8 million and $1.0 million is included in pre-opening and relocation expense associated with rent expense for stores prior to their opening date for the years ended September 30, 2016, 2015 and 2014, respectively.

Capital and Financing Lease Obligations

Capital and financing lease obligations as of September 30, 2016 and 2015, were as follows, dollars in thousands:

	As of September 30,
	2016	2015
Capital lease finance obligations, due in monthly installments through fiscal year 2031	$25,619	22,096
Capital lease obligations due in monthly installments through fiscal year 2041	5,213	4,539
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2032	1,075	—
Capital lease obligations for assets under construction, due in monthly installments through fiscal year 2041	—	972
Total capital and financing lease obligations	31,907	27,607
Less current portion	(478)	(333)
Total capital and financing lease obligations, net of current portion	$31,429	27,274

Capital lease finance obligations

From time to time, the Company enters into leases with developers for build-to-suit store locations. Upon lease execution, the Company analyzes its involvement during the construction period. As a result of defined forms of lessee involvement, the Company could be deemed the “owner” for accounting purposes during the construction period, and would be required to capitalize construction costs on its balance sheet. If the project costs were capitalized, the Company performs a sale-leaseback analysis upon completion of the project to determine if the Company can remove the asset from its balance sheet. If the asset cannot be removed from the balance sheet, the fair market value of the building remains on the balance sheet along with a corresponding capital lease finance obligation equal to the fair market value of the building less any amounts the Company contributed toward construction. The Company had capital lease finance obligations totaling approximately $25.6 million and $22.1 million as of September 30, 2016 and 2015, respectively. The leases that created the obligations expire or become subject to renewal clauses at various dates through fiscal year 2031. The Company does not record rent expense for capital lease finance obligations, but rather rent payments per the leases are recognized as a reduction of the related capital lease finance obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and capital lease finance obligation will be derecognized.

During the quarter ended December 31, 2014, the Company amended an existing lease with Chalet Properties, LLC, a related party (see Note 13) to obtain additional square footage at one Company store. Due to the Company’s involvement with construction for the additional space, the amended lease was deemed to be a capital financing lease in the quarter ended December 31, 2014.

Capital lease obligations

The Company had capital lease obligations totaling approximately $5.2 million and $4.5 million as of September 30, 2016 and 2015, respectively. Certain of the Company’s leases for store locations are considered capital leases, and as such, the Company has capitalized the present value of the minimum lease payments under the leases for the stores and recorded related capital lease obligations. The leases that created the obligation expire or become subject to renewal clauses at various dates through fiscal year 2041. The Company does not record rent expense for capital lease obligations, but rather rent payments per the leases are recognized as a reduction of the related capital lease obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income.

Capital lease finance obligations for assets under construction

As of September 30, 2016, the Company had $1.1 million in construction in process related to capital lease finance obligations. As of September 30, 2015, the Company had no construction in process related to capital lease finance obligations. The Company will not record rent expense for these leases, but rather rental payments under the leases will be recognized as a reduction of the capital lease finance obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and the capital lease finance obligation will be derecognized.

Capital lease obligations for assets under construction

The Company had recorded approximately zero and $1.0 million for capital lease obligations for assets under construction as of September 30, 2016 and 2015, respectively. The lease that created the obligation as of September 30, 2015 expires or becomes subject to renewal clauses in fiscal year 2041. The Company will not record rent expense for these leases, but rather rental payments under the leases will be recognized as a reduction of the capital lease obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and the capital lease obligation will be $0.

Future payments for capital lease finance obligations and capital lease obligations

Future payments under the terms of the leases for opened stores included in capital lease finance obligations and capital lease obligations as of September 30, 2016 are as follows, dollars in thousands:

	Interest expense on capital lease finance obligations	Principal payments on capital lease finance obligations	Interest expense on capital lease obligations	Principal payments on capital lease obligations	Total future payments on capital lease finance and capital lease obligations
2017	$2,793	261	528	214	3,796
2018	2,768	300	505	236	3,809
2019	2,737	367	481	261	3,846
2020	2,701	405	453	288	3,847
2021	2,658	479	423	319	3,879
Thereafter	14,751	5,220	2,511	3,895	26,377
Non-cash derecognition of capital lease finance obligations at end of lease term	—	18,587	—	—	18,587
Total payments	$28,408	25,619	4,901	5,213	64,141

Future payments under the terms of the lease for the store location at which construction was in progress as of September 30, 2016, based on the store opening date in the first quarter of fiscal year 2017, are as follows, dollars in thousands:

	Interest expense on capital lease finance obligations for assets under construction	Principal payments on capital lease finance obligations for assets under construction	Total future payments on capital lease finance obligations for assets under construction
2017	$135	2	137
2018	164	3	167
2019	164	4	168
2020	163	4	167
2021	163	5	168
Thereafter	1,450	396	1,846
Non-cash derecognition of capital lease finance obligations at end of lease term	—	661	661
Total payments	$2,239	1,075	3,314

11. Share-Based Compensation

The Company adopted the 2012 Omnibus Incentive Plan (the Plan) on July 17, 2012. Restricted stock unit awards granted pursuant to the Plan, if they vest, will be settled in new shares of the Company’s common stock or shares of common stock held in treasury. At the adoption of the Plan, there were 1,090,151 shares of common stock available for issuance or delivery under the Plan, of which 599,790 remain available for grants as of September 30, 2016. The Plan provides for awards of options, stock appreciation rights, stock grants, restricted stock units, other share-based awards and cash-based incentive awards to officers, members of the Board of Directors (the Board) and certain employees who are not named executive officers and consultants. As of September 30, 2016, only restricted stock units had been granted under the Plan, at no out-of-pocket cost to officers, Board members and key employees. These restricted stock units vest subject to requisite service requirements, immediately in part or annually in installments over a one-to-five year period. The award recipients are not entitled to cash dividends or to vote with regard to non-vested restricted stock units, and the units are subject to forfeiture during the vesting period. Restricted stock units are granted at the market price of the Company’s stock on the date of grant and are expensed on a straight-line basis over the vesting period.

The shares of non-vested restricted stock units as of September 30, 2016 were as follows:

	Shares	Weighted average grant date fair value
Non-vested as of September 30, 2014	37,194	$34.77
Granted	127,751	24.14
Forfeited	(17,560)	25.04
Vested	(15,529)	32.34
Non-vested as of September 30, 2015	131,856	26.05
Granted	20,790	20.68
Forfeited	(26,601)	25.36
Vested	(33,459)	27.50
Non-vested as of September 30, 2016	92,586	24.52

Share-based compensation expense for awards to certain employees who are not named executive officers was approximately $0.7 million, $0.4 million and $0.4 million for the years ended September 30, 2016, 2015, and 2014, respectively.

Prior to fiscal year 2015, each independent member of the Board was annually granted a number of non-vested restricted stock units under the Plan equal to the number of shares of common stock having a value equal to $50,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant). In December 2014, the disinterested members of the Board increased the value of the annual grant of restricted stock to each independent director to $60,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant). Such grants are made each year on the date of the Company’s annual meeting of stockholders, or on a pro rata basis in the case of a mid-year appointment. Share-based compensation expense for the Company’s awards to its Board members was approximately $0.2 million, $0.2 million and $0.1 million for the years ended September 30, 2016, 2015 and 2014, respectively.

The Company recorded total share-based compensation expense before income taxes of approximately $0.9 million, $0.6 million and $0.5 million in the years ended September 30, 2016, 2015, and 2014, respectively. The share-based compensation expense is included in cost of goods sold and occupancy expenses, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the applicable officer, Board member or key employee’s compensation expense is presented. The Company did not realize a tax benefit from share-based compensation expense in the years ended September 30, 2016 and 2015 and realized a tax benefit from share-based compensation expense of approximately $0.4 million in the year ended September 30, 2014.

As of September 30, 2016, there was approximately $1.9 million of unrecognized share-based compensation expense related to non-vested restricted stock units, net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately three years.

12. Stockholders’ Equity

Share Repurchases

On May 5, 2016, the Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Repurchases under the Company’s share repurchase program are made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

The following table summarizes share repurchase activity for the periods indicated (in thousands, except number of shares acquired and average per share cost):

	As of September 30,
	2016	2015
Number of common shares acquired	67,970	—
Average price per common share acquired (including commissions)	$12.20	—
Total cost of common shares acquired	$829	—

During fiscal years 2016 and 2015, the Company reissued 10,300 treasury shares at a cost of $0.1 million and zero treasury shares, respectively, to partially satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards. At September 30, 2016 and September 30, 2015, the Company held in treasury 57,670 shares and zero shares, respectively, totaling approximately $0.7 million and zero, respectively.

Between October 1 and December 2, 2016 (the latest practicable date for making the determination), the Company has not repurchased any additional shares of the Company’s common stock.

13. Related Party Transactions

The Company has ongoing relationships with related parties as noted:

Chalet Properties, LLC: The Company has five operating leases and one capital lease finance obligation (see Note 10) with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members, Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $1.2 million, $1.1, million and $1.3 million for the years ended September 30, 2016, 2015 and 2014, respectively. During the year ended September 30, 2015, Chalet sold one property to a third party in connection with one of the Company’s planned store relocations for the year ended September 30, 2016. The Company leased a new property with a non-related party for the relocated store’s new location. During the quarter ended December 31, 2014, the Company amended an existing lease with Chalet to obtain additional square footage at one Company store. Due to the Company’s involvement with construction for the additional space, the amended lease was deemed to be a capital financing lease in the quarter ended December 31, 2014.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 10) with the Isely Family Land Trust LLC (Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.3 million for each of the years ended September 30, 2016, 2015, and 2014.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the years ended September 30, 2016 and 2015 and zero for the year ended September 30, 2014.

14. Income Taxes

The following are the components of the provision for income taxes as of September 30, 2016, 2015 and 2014, respectively, dollars in thousands:

	Year ended September 30,
	2016	2015	2014
Current federal income tax (benefit) expense	$(853)	7,769	8,304
Current state income tax (benefit) expense	(254)	1,033	1,163
Total current income tax (benefit) expense	(1,107)	8,802	9,467

Deferred federal income tax expense (benefit)	6,103	514	(1,112)
Deferred state income tax expense (benefit)	868	116	(74)
Total deferred income tax expense (benefit)	6,971	630	(1,186)

Total provision for income taxes	$5,864	9,432	8,281

The differences between the United States federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Year ended September 30,
	2016	2015	2014
Statutory tax rate	34.0%	35.0	35.0
State income taxes, net of federal income tax expense	2.9	2.9	3.0
Other, net	(3.0)	(1.1)	0.1
Effective tax rate	33.9%	36.8	38.1

The Company’s effective tax rate decreased from 36.8% in the year ended September 30, 2015 to 33.9% in the year ended September 30, 2016 primarily due to a revision in its estimated annual federal tax rate from 35% to 34% and federal and state tax credits in its fiscal 2015 tax return that were higher than previously estimated in the provision for the year ended September 30, 2015.

The Company has early adopted the requirements of ASU No. 2015-17 and applied the amended provisions prospectively. Deferred taxes have been classified on the consolidated balance sheets as follows, dollars in thousands:

	As of September 30,
	2016	2015
Current assets	$—	866
Long-term liabilities	(12,178)	(6,073)
Net deferred tax liabilities	$(12,178)	(5,207)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows, dollars in thousands:

	As of September 30,
	2016	2015
Deferred tax assets
Capital and financing lease obligations	$12,091	10,473
Goodwill	2,222	2,582
Leasehold incentives	3,187	3,025
Deferred rent	3,350	2,627
Trademarks	1,021	1,018
Accrued employee benefits	734	729
Other	597	363
Gross deferred tax assets	23,202	20,817

Deferred tax liabilities
Property and equipment	(32,103)	(22,909)
Leasehold improvements	(3,195)	(3,087)
Other	(82)	(28)
Gross deferred tax liabilities	(35,380)	(26,024)
Net deferred tax liabilities	$(12,178)	(5,207)

The Company believes that it is more likely than not that it will fully realize all deferred tax assets in the form of future deductions based on the nature of the deductible temporary differences and expected future taxable income.

The Company utilized zero and less than $0.1 million in tax effected state income tax carryforwards in the years ended September 30, 2016 and 2015, respectively.

The Company files income tax returns with federal, state and local tax authorities. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years 2012 and prior and is no longer subject to state and local income tax examinations for fiscal years 2011 and prior.

15. Defined Contribution Plan

The Company has a defined contribution retirement plan (the Retirement Plan) covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Employees may defer up to the annual maximum limit prescribed by the Code. The Company, on a discretionary basis, may match 25% of participant contributions up to a maximum annual employer match of $2,500. For the year ended September 30, 2016, the Company did not make a matching contribution due to the Company’s failure to meet certain targets.  In addition, during the year ended September 30, 2016, the Company reversed a $0.2 million accrual for a matching contribution that was recorded during the year ended September 30, 2015 with respect to the year ended September 30, 2016.  For the years ended September 30, 2015 and 2014, the Company’s matching contribution consisted of an expense of approximately $0.6 million and $0.1 million, respectively.

16. Segment Reporting

The Company has one reporting segment, natural and organic retail stores. The Company’s revenues are derived from the sale of natural and organic products at its stores. All existing operations are domestic.

Sales from the Company’s natural and organic retail stores are derived from sales of the following products which are presented as a percentage of sales for the years ended September 30, 2016, 2015 and 2014 as follows:

	As of September 30,
	2016	2015	2014
Grocery	66.5%	66.4	66.7
Dietary supplements	22.2	22.5	23.2
Body care, pet care and other	11.3	11.1	10.1
	100.0%	100.0	100.0

17. Commitments and Contingencies

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

In Bernhard Engl v. Natural Grocers by Vitamin Cottage, Inc. and Vitamin Cottage Natural Food Markets, Inc., filed on September 25, 2015 in the United States District Court for the District of Colorado, the plaintiff filed a lawsuit against the Company in connection with a data security incident that affected the Company during fiscal year 2015. The complaint purported to state an action on behalf of a class of customers who used debit or credit cards at the Company’s stores. On June 20, 2016, a Magistrate Judge of the United States District Court for the District of Colorado issued a Recommendation and Order dismissing the plaintiff’s complaint without prejudice. On September 21, 2016, the United States District Court for the District of Colorado issued an Opinion and Order adopting the Magistrate Judge’s Recommendation and dismissing the plaintiff’s complaint without prejudice. On November 10, 2016, the Company and the plaintiff entered into a Settlement Agreement and Release pursuant to which: (i) the plaintiff agreed not to appeal the Court’s dismissal of his complaint and (ii) the Company agreed not to seek reimbursement of its attorneys’ fees and legal costs from plaintiff.

18. Selected Quarterly Financial Data (Unaudited)

The summarized unaudited quarterly financial data presented below reflect all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

Summarized unaudited quarterly financial data for each fiscal year is as follows, dollars in thousands, except per share data:

Fiscal Year Ended September 30, 2016	Three months ended
	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Net sales	$167,786	177,395	179,274	181,044
Cost of goods sold and occupancy costs	119,491	125,792	128,344	130,100
Gross profit	48,295	51,603	50,930	50,944
Store expenses	35,899	38,774	40,095	41,390
Administrative expenses	4,754	4,936	4,813	4,739
Pre-opening and relocation expenses	948	1,444	2,007	1,594
Operating income	6,694	6,449	4,015	3,221
Interest expense	(653)	(733)	(768)	(890)
Income before income taxes	6,041	5,716	3,247	2,331
Provision for income taxes	(2,293)	(2,139)	(567)	(865)
Net income .	$3,748	3,577	2,680	1,466

Basic earnings per share	$0.17	0.16	0.12	0.07
Diluted earnings per share	0.17	0.16	0.12	0.07

Fiscal Year Ended September 30, 2015	Three months ended
	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
Net sales	$145,887	157,744	158,650	162,397
Cost of goods sold and occupancy costs	103,593	110,874	112,508	115,607
Gross profit	42,294	46,870	46,142	46,790
Store expenses	31,049	32,461	33,508	35,113
Administrative expenses	4,227	4,156	4,322	4,809
Pre-opening and relocation expenses	577	870	1,078	1,297
Operating income	6,441	9,383	7,234	5,571
Interest expense	(735)	(714)	(768)	(776)
Income before income taxes	5,706	8,669	6,466	4,795
Provision for income taxes	(2,142)	(3,266)	(2,121)	(1,903)
Net income	$3,564	5,403	4,345	2,892

Basic earnings per share	$0.16	0.24	0.19	0.13
Diluted earnings per share	0.16	0.24	0.19	0.13

19. Subsequent Events

On October 7, 2016, the Company completed a sale-leaseback transaction for a store building with an unrelated party for proceeds of approximately $2.6 million. Concurrent with the sale, the Company entered into an agreement to lease the property back from the purchaser over an initial lease term of 15 years. For the year ended September 30, 2016, the building is considered to be held for sale. The Company anticipates a loss on the sale of the building of approximately $0.3 million, which will be deferred and recognized over the initial lease term.

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

We have assessed the effectiveness of our internal control over financial reporting as of September 30, 2016 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment of the design and related testing of the internal control over financial reporting, management concluded that, as of September 30, 2016, we maintained effective internal control over financial reporting.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information provided under the headings “Executive Officers and Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement on Schedule 14A for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2016 (the “2017 Proxy Statement”). We have adopted a code of business conduct and ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, including our principal executive, financial and accounting officers, employees, consultants and contractors. Our code of business conduct and ethics is publicly available on our website at www.naturalgrocers.com and we will post any amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information in the 2017 Proxy Statement under the headings “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2017 Proxy Statement under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2017 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information in the 2017 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 8, 2016.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely,
Its Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEMPER ISELY	(Principal Executive Officer, Co-President,
Kemper Isely	Director)	December 8, 2016

/s/ ZEPHYR ISELY	(Principal Executive Officer, Co-President,
Zephyr Isely	Director)	December 8, 2016

/s/ SANDRA BUFFA	(Principal Financial and Accounting Officer,
Sandra Buffa	Chief Financial Officer)	December 8, 2016

/s/ ELIZABETH ISELY	Director
Elizabeth Isely		December 8, 2016

/s/ HEATHER ISELY	Director
Heather Isely		December 8, 2016

/s/ MICHAEL CAMPBELL	Director
Michael Campbell		December 8, 2016

/s/ EDWARD CERKOVNIK	Director
Edward Cerkovnik		December 8, 2016

/s/ RICHARD HALLé	Director
Richard Hallé		December 8, 2016

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form S-1	333-182186	3.1	July 5, 2012
3.2	Amended and Restated Bylaws	Form S-1	333-182186	3.2	July 5, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	Form S-1	333-182186	4.2	July 20, 2012
4.3	Form of Notice of Grant of Stock Unit Award	Form S-8	333-182886	4.2	July 27, 2012
4.4	Form of Registration Rights Agreement	Form S-1	333-182186	4.3	July 5, 2012
10.1	Second Amended and Restated Employment Agreement by and between Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc. and Sandra M. Buffa, dated June 26, 2012*	Form 10-Q	001-35608	10.1	January 29, 2015
10.16	Form of Omnibus Incentive Plan*	Form S-1	333-182186	10.16	July 5, 2012
10.17	Summary of Compensation Arrangements for Non-Employee Directors*	Form S-1	333-182186	10.17	June 29, 2012
10.18	Form of Indemnification Agreement*	Form S-1	333-182186	10.18	June 29, 2012
10.19	Shopping Center Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated January 1, 2010	Form S-1	333-182186	10.19	June 29, 2012
10.20	Ground lease by and between 3801 East Second Avenue, LLC and Vitamin Cottage Natural Food Markets, Inc., dated March 1, 2001	Form S-1	333-182186	10.20	June 29, 2012
10.21	Commercial Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.21	July 5, 2012
10.22	Sublease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.22	June 29, 2012
10.23	Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated September 1, 2011	Form S-1	333-182186	10.23	June 29, 2012
10.24	Lease by and between Chalet Properties, LLC and Boulder Vitamin Cottage Group, LLC, dated July 1, 2011	Form S-1	333-182186	10.24	June 29, 2012
10.25	Lease by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.25	June 29, 2012
10.26	Lease by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.26	June 29, 2012
10.27	Building Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated December 8, 2010	Form S-1	333-182186	10.27	June 29, 2012
10.28	Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated May 20, 2008#	Form S-1	333-182186	10.28	June 29, 2012
10.29	Addendum A to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated February 27, 2009#	Form S-1	333-182186	10.29	June 29, 2012
10.30	Agreement Addendum to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated March 10, 2012#	Form S-1	333-182186	10.30	June 29, 2012
10.31	Third Amendment to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated June 3, 2012#	Form S-1	333-182186	10.31	June 29, 2012
10.32	Form of Stockholders Agreement, by, between and among Natural Grocers by Vitamin Cottage, Inc. and the stockholders to be named therein	Form S-1	333-182186	10.32	July 12, 2012
10.39	Credit Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.39	January 28, 2016

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
10.40	Security and Pledge Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc., Vitamin Cottage Two Ltd. Liability Company, the other Obligors thereunder and Bank of America, N.A.	Form 10-Q	001-35608	10.40	January 28, 2016
10.41	Customer Distribution Agreement by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc. dated as of June 21, 2016#	Form 10-Q	001-35608	10.41	July 28, 2016
10.42	First Amendment to Credit Agreement dated as of May 10, 2016, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35607	10.42	July 28, 2016
14	Code of Ethics	Form 10-K	001-35608	14	December 13, 2012
21.1	List of subsidiaries	Form 10-K	001-35608	21.1	December 13, 2012
23.1	Consent of KPMG LLP	—	—	—	—
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.3	Certification of Sandra Buffa, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	—	—	—	—

101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

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