Form 10-Q
period 2016-12-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2017-02-02
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016;

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 31, 2017 was 22,455,977.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2016

Except where the context otherwise requires or where otherwise indicated, all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers,’’ and the ‘‘Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Form 10-Q) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 in addition to historical information. These forward-looking statements are included throughout this Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements that are not statements of historical fact, including those that relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, future growth and other financial and operating information, are forward-looking statements. We may use the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “target” and similar terms and phrases to identify forward-looking statements in this Form 10-Q.

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those referenced in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1.	Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31, 2016	September 30, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,142	4,017
Accounts receivable, net	2,619	3,747
Merchandise inventory	87,987	86,330
Prepaid expenses and other current assets	1,745	3,233
Total current assets	99,493	97,327
Property and equipment, net	181,619	178,297
Other assets:
Deposits and other assets	1,527	971
Goodwill and other intangible assets, net of accumulated amortization of $386 and $380, respectively	5,595	5,601
Deferred financing costs, net	47	50
Total other assets	7,169	6,622
Total assets	$288,281	282,246

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,738	53,615
Accrued expenses	16,377	12,448
Capital and financing lease obligations, current portion	484	478
Total current liabilities	70,599	66,541
Long-term liabilities:
Capital and financing lease obligations, net of current portion	31,309	31,429
Revolving credit facility	27,077	27,428
Deferred income tax liabilities	12,007	12,178
Deferred compensation	873	757
Deferred rent	9,247	8,809
Leasehold incentives	8,181	8,379
Total long-term liabilities	88,694	88,980
Total liabilities	159,293	155,521
Commitments (Note 6 and 10)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,510,279 shares issued at December 31, 2016 and September 30, 2016, and 22,454,476 and 22,452,609 outstanding at December 31, 2016 and September 30, 2016, respectively	23	23
Additional paid-in capital	55,617	55,437
Retained earnings	74,016	71,955
Common stock in treasury at cost, 55,803 and 57,670 shares, at December 31, 2016 and September 30, 2016, respectively	(668)	(690)
Total stockholders’ equity	128,988	126,725
Total liabilities and stockholders’ equity	$288,281	282,246

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,
	2016	2015

Net sales	$183,577	167,786
Cost of goods sold and occupancy costs	131,424	119,491
Gross profit	52,153	48,295
Store expenses	41,843	35,899
Administrative expenses	4,883	4,754
Pre-opening and relocation expenses	1,261	948
Operating income	4,166	6,694
Interest expense	(983)	(653)
Income before income taxes	3,183	6,041
Provision for income taxes	(1,122)	(2,293)
Net income	$2,061	3,748

Net income per common share:
Basic	$0.09	0.17
Diluted	$0.09	0.17
Weighted average number of shares of common stock outstanding:
Basic	22,453,459	22,497,287
Diluted	22,461,094	22,504,026

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended December 31,
	2016	2015

Operating activities:
Net income	$2,061	3,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,121	6,045
Loss on disposal of property and equipment	—	2
Share-based compensation	217	232
Excess tax benefit from share-based compensation	—	(3)
Deferred income tax (benefit) expense	(170)	3,545
Non-cash interest expense	2	4
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	1,128	469
Merchandise inventory	(1,657)	(4,464)
Prepaid expenses and other assets	1,395	(141)
(Decrease) increase in:
Accounts payable	(286)	2,184
Accrued expenses	3,927	(3,290)
Deferred compensation	116	108
Deferred rent and leasehold incentives	240	1,054
Net cash provided by operating activities	14,094	9,493
Investing activities:
Acquisition of property and equipment	(13,057)	(10,180)
Proceeds from sale of property and equipment, net of commissions of $80 and zero, respectively	2,564	12
Net cash used in investing activities	(10,493)	(10,168)
Financing activities:
Borrowings under credit facility	67,350	96,032
Repayments under credit facility	(67,701)	(96,032)
Capital and financing lease obligations payments	(113)	(91)
Excess tax benefit from share-based compensation	—	3
Payments on withholding tax for restricted stock unit vesting	(12)	(10)
Net cash used in financing activities	(476)	(98)
Net increase (decrease) in cash and cash equivalents	3,125	(773)
Cash and cash equivalents, beginning of period	4,017	2,915
Cash and cash equivalents, end of period	$7,142	2,142
Supplemental disclosures of cash flow information:
Cash paid for interest	$121	40
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $63 and $159, respectively	784	622
Income taxes paid	11	1,218
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$7,243	7,342

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

December 31, 2016 and 2015

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of December 31, 2016, the Company operated 131 stores in 19 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 126 stores in 19 states as of September 30, 2016.

2. Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial statements and are in the form prescribed by Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The information included in this Form 10-Q should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in the Form 10-K. The accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial results. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fiscal year ending September 30.

The accompanying consolidated financial statements include all the accounts of the holding company’s wholly owned subsidiaries, Vitamin Cottage Natural Food Markets, Inc. (the operating company) and Vitamin Cottage Two Ltd. Liability Company (VC2). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has one reporting segment: natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following product categories, which are presented as a percentage of sales for the three months ended December 31, 2016 and 2015, as follows:

	Three months ended December 31,
	2016	2015
Grocery	66.0%	66.3
Dietary supplements	22.0	21.9
Other	12.0	11.8
	100.0%	100.0

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

Presented below are basic and diluted EPS for the three months ended December 31, 2016 and 2015, dollars in thousands, except per share data:

	Three months ended December 31,
	2016	2015
Net income	$2,061	3,748

Weighted average number of shares of common stock outstanding	22,453,459	22,497,287
Effect of dilutive securities	7,635	6,739
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,461,094	22,504,026

Basic earnings per share	$0.09	0.17
Diluted earnings per share	$0.09	0.17

There were 71,257 and 106,903 non-vested RSUs for the three months ended December 31, 2016 and 2015, respectively, excluded from the calculation of diluted EPS as they are antidilutive.

The Company did not declare any dividends in the three months ended December 31, 2016 or 2015.

4. Debt

Credit Facility

The Company is party to a credit facility (the Credit Facility) pursuant to which the amount available for borrowing is $45.0 million, including a $5.0 million sublimit for standby letters of credit. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the ability to increase the amount available for borrowing under the Credit Facility by an additional amount that may not exceed $5.0 million if the existing lenders or other eligible lenders agree to provide an additional commitment or commitments. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on January 31, 2021.

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

The Company had $27.1 million and $27.4 million outstanding under the Credit Facility as of December 31, 2016 and September 30, 2016, respectively. As of each of December 31, 2016 and September 30, 2016, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $16.9 million and $16.6 million available for borrowing under the Credit Facility as of December 31, 2016 and September 30, 2016, respectively.

Capital and Financing Lease Obligations

The Company had 16 leases as of each of December 31, 2016 and September 30, 2016 that are included in capital and financing lease obligations (see Note 6). The Company does not record rent expense for these capitalized real estate leases; rather, rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense. The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $1.1 million and $0.8 million for the three months ended December 31, 2016 and 2015, respectively. Interest expense for the three months ended December 31, 2016 and 2015 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of $0.1 million and $0.2 million for the three months ended December 31, 2016 and 2015, respectively.

5. Shareholders’ Equity

Share Repurchases

On May 5, 2016, the Company’s Board of Directors (the Board) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Repurchases under the Company’s share repurchase program are made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

Prior to October 1, 2016, the Company repurchased 67,970 shares under the share repurchase program. The Company did not repurchase any shares during the three months ended December 31, 2016 or 2015.

Prior to October 1, 2016, the Company reissued 10,300 treasury shares at a cost of $0.1 million to partially satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards. During the three months ended December 31 2016 and 2015, the Company reissued 1,867 treasury shares at a cost of less than $0.1 million and zero treasury shares, respectively, to partially satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of common stock grants. At December 31, 2016 and September 30, 2016, the Company held in treasury 55,803 shares and 57,670 shares, respectively, totaling approximately $0.7 million as of each date.

Between January 1, 2017 and January 30, 2017 (the latest practicable date for making the determination), the Company has not repurchased any additional shares of the Company’s common stock.

6. Lease Commitments

Capital and financing lease obligations as of December 31, 2016 and September 30, 2016, were as follows, dollars in thousands:

	As of
	December 31, 2016	September 30, 2016
Capital lease finance obligations, due in monthly installments through fiscal year 2032	$26,631	25,619
Capital lease obligations, due in monthly installments through fiscal year 2041	5,162	5,213
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2032	—	1,075
Total capital and financing lease obligations	31,793	31,907
Less current portion	(484)	(478)
Total capital and financing lease obligations, net of current portion	$31,309	31,429

On October 7, 2016, the Company consummated a sale-leaseback transaction with an unrelated third party for a store building. Concurrently with the Company’s sale of the building, the Company entered into an agreement to lease the building back from the purchaser over an initial lease term of 15 years. The sale resulted in proceeds to the Company of approximately $2.6 million and a loss to the Company of approximately $0.5 million. Such loss has been deferred by the Company and will be amortized over the initial lease term. The Company classified the lease as operating and considers the transaction as a normal leaseback with no continuing involvement under the provisions of FASB Accounting Standards Codification Topic 840, Leases.

7. Property and Equipment

The Company had the following property and equipment balances as of December 31, 2016 and September 30, 2016, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2016	September 30, 2016
Construction in process		n/a		$9,680	6,561
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		29,548	28,393
Capitalized real estate leases		15		5,735	5,735
Land		n/a		192	192
Buildings		40		9,727	12,546
Land improvements	5	-	24	1,096	1,055
Leasehold and building improvements	1	-	25	122,364	118,119
Fixtures and equipment	5	-	7	107,271	103,415
Computer hardware and software	3	-	5	17,532	16,737
				303,145	292,753
Less accumulated depreciation and amortization				(121,526)	(114,456)
Property and equipment, net				$181,619	178,297

As of December 31, 2016 and September 30, 2016, construction in process included zero and approximately $1.1 million, respectively, related to construction costs for build-to-suit leases in process for which the Company was deemed the owner during the construction period.

Capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings under capital lease finance obligations, and capitalized real estate leases includes assets for the Company’s buildings under capital lease obligations (see Note 6).

Depreciation and amortization expense for the three months ended December 31, 2016 and 2015 is summarized as follows, dollars in thousands:

	Three months ended December 31,
	2016	2015
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$248	205
Depreciation and amortization expense included in store expenses	6,519	5,557
Depreciation and amortization expense included in administrative expenses	354	283
Total depreciation and amortization expense	$7,121	6,045

8. Accrued Expenses

The composition of accrued expenses as of December 31, 2016 and September 30, 2016 is summarized as follows, dollars in thousands:

	As of
	December 31,	September 30,
	2016	2016
Payroll and employee-related expenses	$7,319	4,395
Accrued property, sales and use tax payable	6,064	5,648
Accrued marketing expenses	674	567
Deferred revenue related to gift card sales	1,203	866
Other	1,117	972
Total accrued expenses	$16,377	12,448

9. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases and one capital lease with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members, Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended December 31, 2016 and 2015.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (the Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended December 31, 2016 and 2015.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended December 31, 2016 and 2015.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and with the audited consolidated financial statements and notes thereto in our Form 10-K. This MD&A contains forward-looking statements. Refer to “Forward-Looking Statements” at the beginning of this Form 10-Q for an explanation of these types of statements. All references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example, “fiscal year 2017” refers to the fiscal year from October 1, 2016 to September 30, 2017). Summarized numbers included in this section, and corresponding percentage or basis point changes may not sum due to the effects of rounding.

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of December 31, 2016, we operated 131 stores in 19 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado. The size of our stores varies from 5,000 to 16,000 selling square feet. During the twelve months ended December 31, 2016, our new stores averaged approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2016, we increased our store count at a compound annual growth rate of 20.8%. In fiscal year 2016, we opened 23 new stores, and we currently plan to open 15 to 20 new stores in fiscal year 2017, five of which opened during the three months ended December 31, 2016. Since December 31, 2016, we have opened one new store in Texas. As of the date of this report, we have signed leases for 16 new stores that we plan to open in fiscal years 2017 and beyond. During the remainder of fiscal year 2017, we plan to relocate three stores.

Performance Highlights

Key highlights of our performance for the three months ended December 31, 2016 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, comparable store sales, daily average comparable store sales, mature store sales and daily average mature store sales are defined under the caption “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $183.6 million for the three months ended December 31, 2016, an increase of $15.8 million, or 9.4%, compared to net sales of $167.8 million for the three months ended December 31, 2015.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the three months ended December 31, 2016 each decreased 0.6% compared to the three months ended December 31, 2015.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended December 31, 2016 each decreased 2.3% compared to the three months ended December 31, 2015.

●

Net income. Net income was $2.1 million for the three months ended December 31, 2016, a decrease of $1.7 million, or 45.0% compared to net income of $3.7 million for the three months ended December 31, 2015.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $11.3 million for the three months ended December 31, 2016, a decrease of $1.5 million, or 11.4%, from $12.7 million for the three months ended December 31, 2015. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of December 31, 2016, cash and cash equivalents was $7.1 million, and there was $16.9 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $1.0 million.

●

New store growth. We opened five new stores during the three months ended December 31, 2016. We operated a total of 131 stores as of December 31, 2016. We plan to open a total of 15 to 20 new stores in fiscal year 2017, which would result in an annual new store growth rate of 11.9% to 15.9% for fiscal year 2017.

●	Store Relocations and Remodels. We plan to relocate three stores during fiscal year 2017.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, economic conditions, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. In this regard, we believe our financial results for the three months ended December 31, 2016 continue to reflect economic pressures in several of the markets we serve due to lower oil and natural gas prices.

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue for the foreseeable future. Our financial results for the three months ended December 31, 2016 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

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

Outlook

We believe there are several key factors that have contributed to our success and will enable us to increase our comparable store sales and continue to expand profitably. These factors include a loyal customer base, increasing basket size, growing consumer interest in nutrition and wellness, a differentiated shopping experience that focuses on customer service, nutrition education and a shopper friendly retail environment, and our focus on high quality, affordable natural and organic groceries and dietary supplements.

We plan for the foreseeable future to continue opening new stores and entering new markets. The rate of new store growth in the foreseeable future is expected to moderate somewhat compared to recent years, depending on economic and business conditions and other factors. During the past few years, we have expanded our infrastructure to enable us to support our continued unit growth. This has included implementing our enterprise resource planning system, hiring key personnel, developing efficient new store opening construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center. During fiscal year 2015, we redesigned our website (www.naturalgrocers.com) to enhance functionality, create a more engaging user experience and increase its reach and effectiveness. In addition, in fiscal year 2015 we introduced the {N}power® customer appreciation program at all of our stores, which we believe has enhanced customer loyalty and increased customer engagement levels. So far in fiscal year 2017, we have begun to implement an improved applicant tracking and onboarding system, which we expect will help us to better attract, identify and hire new employees.

We believe there are opportunities for us to continue to expand our store base while also expanding profitability and increasing comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry and regional and general economic conditions. In this regard, our comparable store sales during the three months ended December 31, 2016 declined compared to the prior year period as a result of the impact of increased competition in the natural and organic retail sector, internally generated competition due to our opening new stores in existing markets and economic pressures in several of the markets we serve due to depressed oil and natural gas prices.

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

Our operating results may be affected by the above-described factors as well as a variety of other internal and external factors and trends described more fully in Item 1A - “Risk Factors” in our Form 10-K.

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

●

Change in mature store sales. We begin to include sales from a store in mature store sales after the store has been open for any part of five fiscal years (for example, our mature stores for fiscal year 2017 are stores that opened during or before fiscal year 2012). We monitor the percentage change in mature store sales by comparing sales from all stores in our mature store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year. When a store that is included in mature store sales is remodeled or relocated, we continue to consider sales from that store to be mature store sales. Our mature store sales data may not be presented on the same basis as our competitors.

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink expense and store occupancy costs. Store occupancy costs include rent, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility. The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors, and as a result, our cost of goods sold and occupancy costs data included in this Form 10-Q may not be identical to those of our competitors, and may not be comparable to similar data made available by our competitors. Occupancy costs as a percentage of sales typically decrease as new stores mature and increase sales. Rent payments for leases classified as capital and financing lease obligations are not recorded in cost of goods sold and occupancy costs. Rather, these rent payments are recognized as a reduction of the related obligations and as interest expense. Additionally, depreciation expense related to the capitalized asset is recorded in store expenses.

Gross profit and gross margin

Gross profit is equal to our net sales less our cost of goods sold and occupancy costs. Gross margin is gross profit as a percentage of net sales. Gross margin is impacted by changes in retail prices, product costs, occupancy costs and the mix of products sold, as well as the rate at which we open new stores.

Store expenses

Store expenses consist of store level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on capitalized real estate leases, land improvements, leasehold improvements, fixtures and equipment and computer hardware and software. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations. The majority of store expenses are comprised of salary-related expenses, which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores require a certain level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of sales typically decrease.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended December 31,
	2016	2015
Statements of Income Data:*
Net sales	100.0%	100.0
Cost of goods sold and occupancy costs	71.6	71.2
Gross profit	28.4	28.8
Store expenses	22.8	21.4
Administrative expenses	2.7	2.8
Pre-opening and relocation expenses	0.7	0.6
Operating income	2.3	4.0
Interest expense	(0.5)	(0.4)
Income before income taxes	1.7	3.6
Provision for income taxes	(0.6)	(1.4)
Net income	1.1%	2.2

________________________
*Figures may not sum due to rounding.

Number of stores at end of period	131	107
Number of stores opened during the period	5	4

Total store unit count increase period over period	22.4%	17.6
Change in comparable store sales	(0.6)	3.6
Change in daily average comparable store sales	(0.6)	3.6
Change in mature store sales	(2.3)	0.4
Change in daily average mature store sales	(2.3)	0.4

Three months ended December 31, 2016 compared to the three months ended December 31, 2015

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended December 31,		Change In
	2016	2015	Dollars	Percent
Statements of Income Data:
Net sales	$183,577	167,786	15,791	9.4%
Cost of goods sold and occupancy costs	131,424	119,491	11,933	10.0
Gross profit	52,153	48,295	3,858	8.0
Store expenses	41,843	35,899	5,944	16.6
Administrative expenses	4,883	4,754	129	2.7
Pre-opening and relocation expenses	1,261	948	313	33.0
Operating income	4,166	6,694	(2,528)	(37.8)
Interest expense	(983)	(653)	(330)	50.5
Income before income taxes	3,183	6,041	(2,858)	(47.3)
Provision for income taxes	(1,122)	(2,293)	1,171	(51.1)
Net income	$2,061	3,748	(1,687)	(45.0)

Net sales

Net sales increased $15.8 million, or 9.4%, to $183.6 million for the three months ended December 31, 2016 compared to $167.8 million for the three months ended December 31, 2015, primarily due to a $16.9 million increase in sales from new stores, offset by a $1.1 million decrease in comparable store sales. Daily average comparable store sales decreased 0.6% for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The daily average comparable store sales decrease resulted from a 0.8% decrease in daily average transaction count, offset by a 0.2% increase in average transaction size. Comparable store average transaction size was $36.17 for the three months ended December 31, 2016. Daily average mature store sales decreased 2.3% for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The decline in comparable store sales during the three months ended December 31, 2016 was due to the impact of increased competition in the natural and organic sector, internally generated competition due to opening new stores in our existing markets and economic pressures in several of the markets we serve due to lower oil and natural gas prices.

Gross profit

Gross profit increased $3.9 million, or 8.0%, to $52.2 million for the three months ended December 31, 2016 compared to $48.3 million for the three months ended December 31, 2015, primarily driven by an increase in the number of comparable stores. Gross margin decreased to 28.4% for the three months ended December 31, 2016 from 28.8% for the three months ended December 31, 2015. Gross margin during the three months ended December 31, 2016 was negatively impacted by an increase in occupancy costs as a percentage of sales, primarily due to the higher average lease expenses experienced at newer format stores opened since fiscal year 2012 and at relocated stores. The increase in occupancy cost as a percentage of sales also reflects the decrease in average mature store sales combined with the fixed nature of our rent obligations and related occupancy expenses. Additionally, gross margin was positively impacted by product margin improvements across most categories and an increase in the percentage of sales coming from dietary supplements, partially offset by increased shrink expense, all as a percentage of sales.

We had 16 and 13 store leases that were classified as capital and financing lease obligations for the three months ended December 31, 2016 and 2015, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended December 31, 2016 and 2015 would have been approximately 55 basis points higher than as reported for both periods.

Store expenses

Store expenses increased $5.9 million, or 16.6%, to $41.8 million for the three months ended December 31, 2016 compared to $35.9 million for the three months ended December 31, 2015. Store expenses as a percentage of sales were 22.8% and 21.4% for the three months ended December 31, 2016 and 2015, respectively. The increase in store expenses as a percentage of sales was primarily due to increases in salary-related expenses, depreciation and other store expenses.

Administrative expenses

Administrative expenses increased $0.1 million, or 2.7%, to $4.9 million for the three months ended December 31, 2016 compared to $4.8 million for the three months ended December 31, 2015. Administrative expenses as a percentage of sales were 2.7% and 2.8% for the three months ended December 31, 2016 and 2015, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.3 million, or 33.0%, for the three months ended December 31, 2016 to $1.3 million compared to $0.9 million for the three months ended December 31, 2015, due to the impact of the number and timing of new store openings and relocations. We opened five new stores during the three months ended December 31, 2016 and opened four new stores and relocated two stores during the three months ended December 31, 2015. Pre-opening and relocation expenses as a percentage of sales were 0.7% and 0.6% for the three months ended December 31, 2016 and 2015, respectively.

Interest expense

Interest expense, net of capitalized interest, increased $0.3 million, or 50.5%, for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The increase in interest expense is primarily due to higher average borrowings under our Credit Facility, an increase in the number of capital leases and a decrease in capitalized interest during the three months ended December 31, 2016. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 40 and 35 basis points lower than as reported for the three months ended December 31, 2016 and 2015, respectively.

Income taxes

Our effective income tax rate for the three months ended December 31, 2016 and 2015 was 35.2% and 38.0%, respectively. The decrease in the effective income tax rate was driven by an increase in tax credits that result in a permanent tax difference.

Net income

Net income was $2.1 million, or $0.09 diluted earnings per share, for the three months ended December 31, 2016 compared to $3.7 million, or $0.17 diluted earnings per share, for the three months ended December 31, 2015.

Non-GAAP financial measures

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended December 31,
	2016	2015
Net income	$2,061	3,748
Interest expense	983	653
Provision for income taxes	1,122	2,293
Depreciation and amortization	7,121	6,045
EBITDA	$11,287	12,739

EBITDA decreased 11.4% to $11.3 million in the three months ended December 31, 2016 compared to $12.7 million for the three months ended December 31, 2015. EBITDA as a percentage of sales was 6.1% and 7.6% in the three months ended December 31, 2016 and 2015, respectively. Stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 55 basis points for both the three months ended December 31, 2016 and 2015 due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

Management believes that some investors’ understanding of our performance is enhanced by including EBITDA, a non-GAAP financial measure. We believe EBITDA provides additional information about: (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a component of a measure in our financial covenants under our Credit Facility. Further, our incentive compensation plan bases incentive compensation payments on EBITDA.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, interest and principal payments for outstanding indebtedness and corporate taxes. As of December 31, 2016, we had $7.1 million in cash and cash equivalents, as well as $16.9 million available for borrowing under our Credit Facility.

On May 5, 2016, our Board authorized a new two-year share repurchase program pursuant to which the Company may expend up to $10.0 million to repurchase shares of the Company’s common stock. During the three months ended December 31, 2016, we did not repurchase any shares of our common stock under the share repurchase program. We expect funding for any future share repurchases will come from operating cash flow, excess cash and/or borrowings under our Credit Facility. The timing and the amount of shares repurchased will be dictated by our capital needs and stock market conditions.

We plan to continue to open new stores, which may require us to borrow additional amounts under the Credit Facility. We plan to spend approximately $26.9 million to $34.9 million on capital expenditures during the remainder of fiscal year 2017 in connection with 10 to 15 additional new store openings and three store relocations. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store consisting of capital expenditures of approximately $1.7 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Three months ended December 31,
	2016	2015
Net cash provided by operating activities	$14,094	9,493
Net cash used in investing activities	(10,493)	(10,168)
Net cash used in financing activities	(476)	(98)
Net increase (decrease) in cash and cash equivalents	3,125	(773)
Cash and cash equivalents, beginning of period	4,017	2,915
Cash and cash equivalents, end of period	$7,142	2,142

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $4.6 million, or 48.5%, to $14.1 million for the three months ended December 31, 2016 compared to $9.5 million for the three months ended December 31, 2015. The increase in cash provided by operating activities was primarily due to a change in working capital driven by accrued expenses, inventory and other purchases, offset by a decrease in net income, as adjusted for non-cash items such as depreciation and amortization resulting from the addition of new stores and deferred tax expense. Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Investing Activities

Net cash used in investing activities increased $0.3 million, or 3.2%, to $10.5 million for the three months ended December 31, 2016 compared to $10.2 million for the three months ended December 31, 2015. This increase was due to a $2.9 million increase in cash paid for property and equipment, which was driven by the timing of new store openings, relocations and remodels, partially offset by $2.6 million proceeds, net of commissions, related to the sale/leaseback of one store building.

Financing Activities

Cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and payments of capital and financing lease obligations. Cash used in financing activities was $0.5 million and $0.1 million for the three months ended December 31, 2016 and 2015, respectively.

Credit Facility

The amount available for borrowing under the Credit Facility is $45.0 million, including a $5.0 million sublimit for standby letters of credit. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the ability to increase the amount available for borrowing under the Credit Facility by an additional amount that may not exceed $5.0 million if the existing lenders or other eligible lenders agree to provide an additional commitment or commitments. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on January 31, 2021.

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

We had $27.1 million outstanding under the Credit Facility as of December 31, 2016 and $27.4 million outstanding under the Credit Facility as of September 30, 2016. As of each of December 31, 2016 and September 30, 2016, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. We had $16.9 million available for borrowing under the Credit Facility as of December 31, 2016 and $16.6 million available for borrowing under the Credit Facility as of September 30, 2016.

As of December 31, 2016 and September 30, 2016, the Company was in compliance with the debt covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 5 of Notes to Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating leases(1)	$515,721	38,001	79,825	76,281	321,614
Capital and financing lease obligations, including principal and interest payments(2)	47,245	3,964	8,001	8,074	27,206
Contractual obligations for construction related activities(3)	6,283	6,283	—	—	—
Debt obligations(4)	27,077	—	—	27,077	—
Interest payments(5)	1,716	420	839	457	—
	$598,042	48,668	88,665	111,889	348,820

(1)	Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(2)

Represents the payments due under our capital and financing lease obligations for 16 stores, all of which were open as of December 31, 2016. We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(3)

Contractual obligations for construction-related activities include future payments to general contractors that are legally binding as of December 31, 2016 and relate to new store construction, relocations and remodels.

(4)

Represents the outstanding balance on our Credit Facility as of December 31, 2016. For purposes of this table, the outstanding balance was considered outstanding until January 31, 2021, which is the maturity date of the Credit Facility.

(5)

In order to estimate future interest payments during the remaining term of our Credit Facility, current amounts were considered outstanding until January 31, 2021, which is the maturity date of the Credit Facility.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2016, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. The majority of our stores and facilities are leased. We own buildings in which two of our stores are located; those buildings are located on land that is leased pursuant to a ground lease. As of December 31, 2016, 16 store leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements include accounting for income taxes, accounting for impairment of long-lived assets and accounting for leases, which are discussed in more detail under the caption “Critical Accounting Policies” under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

To a limited extent, we are exposed to interest rate changes with respect to our Credit Facility. We do not use financial instruments for trading or other speculative purposes. There have been no material changes regarding our market risk position from the information provided under Item 7A - “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

The risk factor set forth below updates those set forth in the Form 10-K.

If the United States were to withdraw from or materially modify NAFTA or certain other international trade agreements, or if tariffs on the foreign-sourced goods that we sell were to increase, our business, financial condition and results of operations could be materially adversely affected.

Certain of the produce and other products that we sell at our stores are purchased, or contain ingredients sourced, from suppliers in Mexico, Canada and other foreign countries. President Donald Trump has expressed antipathy towards certain existing international trade agreements, including the North American Free Trade Agreement (NAFTA), and made comments suggesting that he supports significantly increasing tariffs on goods imported into the United States. As of the date of this Form 10-Q, it remains unclear what actions, if any, President Trump will take with respect to NAFTA, other international trade agreements and tariffs on goods imported into the United States. If the United States were to withdraw from or materially modify NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that we sell, such goods may no longer be available at a commercially attractive price or at all, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Item 5.	Other Information

On February 1, 2017, the Company adopted a new discretionary incentive compensation program (the 2017 Incentive Compensation Program) in which all Company employees, other than Mr. Kemper Isely (Co-President), Mr. Zephyr Isely (Co-President), Ms. Heather Isely (Executive Vice President) and Ms. Elizabeth Isely (Executive Vice President), are eligible to participate after meeting certain length of service requirements. Like the prior incentive compensation program it replaced (the Prior Incentive Compensation Program), the 2017 Incentive Compensation Program provides that: (i) certain Company-level financial goals must be met before it can be funded and (ii) if such financial goals are achieved, the amount of the pay-out will be based on the achievement of certain additional criteria. Unlike the Prior Incentive Compensation Program, which provided for the possibility of pay-outs on a quarterly basis, the 2017 Incentive Compensation Program provides that any pay-out will be made on an annual basis following the release of the Company’s financial results for the fiscal year in question.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on February 2, 2017.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ SANDRA BUFFA
Sandra Buffa, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.43	Incentive Compensation Program
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.3	Certification of Sandra Buffa, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 (unaudited) and September 30, 2016, (ii) Consolidated Statements of Income for the three months ended December 31, 2016 and 2015 (unaudited), (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015 (unaudited) and (iv) Notes to Unaudited Interim Consolidated Financial Statements.

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