Form 10-Q
period 2017-03-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2017-05-04
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company and an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non –accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 28, 2017 was 22,464,868.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2017

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those referenced in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the Form 10-K) and Item 1A – “Risk Factors” in this Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31, 2017	September 30, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,234	4,017
Accounts receivable, net	3,189	3,747
Merchandise inventory	92,514	86,330
Prepaid expenses and other current assets	1,722	3,233
Total current assets	101,659	97,327
Property and equipment, net	187,126	178,297
Other assets:
Deposits and other assets	1,531	971
Goodwill and other intangible assets, net of accumulated amortization of $387 and $380, respectively	5,594	5,601
Deferred financing costs, net	44	50
Total other assets	7,169	6,622
Total assets	$295,954	282,246

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,888	53,615
Accrued expenses	13,665	12,448
Capital and financing lease obligations, current portion	507	478
Total current liabilities	75,060	66,541
Long-term liabilities:
Capital and financing lease obligations, net of current portion	31,419	31,429
Revolving credit facility	26,477	27,428
Deferred income tax liabilities	11,605	12,178
Deferred compensation	990	757
Deferred rent	9,874	8,809
Leasehold incentives	8,379	8,379
Total long-term liabilities	88,744	88,980
Total liabilities	163,804	155,521
Commitments (Note 6 and 10)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,510,279 shares issued at March 31, 2017 and September 30, 2016 and 22,464,868 and 22,452,609 outstanding at March 31, 2017 and September 30, 2016, respectively	23	23
Additional paid-in capital	55,659	55,437
Retained earnings	77,012	71,955
Common stock in treasury at cost, 45,411 and 57,670 shares, at March 31, 2017 and September 30, 2016, respectively	(544)	(690)
Total stockholders’ equity	132,150	126,725
Total liabilities and stockholders’ equity	$295,954	282,246

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Net sales	$192,203	177,395	375,780	345,181
Cost of goods sold and occupancy costs	138,045	125,792	269,469	245,283
Gross profit	54,158	51,603	106,311	99,898
Store expenses	42,400	38,774	84,243	74,673
Administrative expenses	4,959	4,936	9,842	9,690
Pre-opening and relocation expenses	1,284	1,444	2,545	2,392
Operating income	5,515	6,449	9,681	13,143
Interest expense	(879)	(733)	(1,862)	(1,386)
Income before income taxes	4,636	5,716	7,819	11,757
Provision for income taxes	(1,640)	(2,139)	(2,762)	(4,432)
Net income	$2,996	3,577	5,057	7,325

Net income per common share:
Basic	$0.13	0.16	0.23	0.33
Diluted	$0.13	0.16	0.23	0.33
Weighted average number of shares of common stock outstanding:
Basic	22,458,524	22,499,378	22,455,964	22,498,327
Diluted	22,469,349	22,510,409	22,464,979	22,505,079

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended March 31,
	2017	2016
Operating activities:
Net income	$5,057	7,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,440	12,237
Loss on disposal of property and equipment	—	2
Share-based compensation	414	452
Deferred income tax (benefit) expense	(573)	4,780
Non-cash interest expense	6	7
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	558	306
Merchandise inventory	(6,184)	(7,701)
Prepaid expenses and other assets	1,414	(1,738)
Increase (decrease) in:
Accounts payable	4,580	5,690
Accrued expenses	1,183	(4,981)
Deferred compensation	233	218
Deferred rent and leasehold incentives	1,316	1,414
Net cash provided by operating activities	22,444	18,011
Investing activities:
Acquisition of property and equipment	(23,598)	(23,664)
Proceeds from sale of property and equipment, net of commissions of $80 and zero, respectively	2,564	12
Net cash used in investing activities	(21,034)	(23,652)
Financing activities:
Borrowings under credit facility	142,350	147,662
Repayments under credit facility	(143,300)	(139,085)
Capital and financing lease obligations payments	(231)	(199)
Loan fees paid	—	(42)
Payments on withholding tax for vested restricted stock units	(12)	(10)
Net cash (used in) provided by financing activities	(1,193)	8,326
Net increase in cash and cash equivalents	217	2,685
Cash and cash equivalents, beginning of period	4,017	2,915
Cash and cash equivalents, end of period	$4,234	5,600
Supplemental disclosures of cash flow information:
Cash paid for interest	$330	83
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $237 and $316, respectively	1,483	1,247
Income taxes paid	1,382	6,012
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$9,528	6,031
Property acquired through capital and financing lease obligations	—	2,665

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2017 and 2016

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of March 31, 2017, the Company operated 135 stores in 19 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 126 stores in 19 states as of September 30, 2016.

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

The Company has one reporting segment: natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following product categories, which are presented as a percentage of sales for the three and six months ended March 31, 2017 and 2016, as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Grocery	65.9%	66.2	65.9	66.2
Dietary supplements	23.1	22.8	22.6	22.4
Other	11.0	11.0	11.5	11.4
	100.0%	100.0	100.0	100.0

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to lease assumptions, allowances for self-insurance reserves, valuation of inventories, useful lives of property and equipment for depreciation and amortization, valuation allowances for deferred tax assets and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017 and is effective for the Company’s first quarter of fiscal year ending September 30, 2020. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” Topic 718, “Compensation-Stock Compensation” (ASU 2016-09). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including income tax consequences, forfeitures and classification on the statement of cash flows. The provisions of ASU 2016-09 are effective for the Company’s first quarter of the fiscal year ending September 30, 2018, with early adoption permitted. Currently, the Company does not expect to early adopt the provisions of ASU 2016-09. Based upon current estimates, the Company does not expect the adoption of ASU 2016-09 to result in a material change to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” Topic 842, “Leases” (ASU 2016-02). ASU No. 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 also requires certain quantitative and qualitative disclosures. The provisions of ASU 2016-02 should be applied on a modified retrospective basis and are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. The adoption of ASU 2016-02 will result in a material increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets. The Company is currently evaluating the other effects the adoption of ASU 2016-02 will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.” The FASB approved the deferral of ASU 2014-09, by extending the new revenue recognition standard’s mandatory effective date by one year and permitting public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. However, earlier adoption is permitted only for annual reporting periods beginning after December 15, 2016. The guidance in ASU 2014-09 will be effective for the Company in the first quarter of the fiscal year ending September 30, 2019. The Company is continuing to evaluate the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements. The Company expects that the adoption of ASU 2014-09 will not have a significant impact on the Company’s point of sale product revenue.

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

Presented below are basic and diluted EPS for the three and six months ended March 31, 2017 and 2016, dollars in thousands, except per share data:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Net income	$2,996	3,577	5,057	7,325

Weighted average number of shares of common stock outstanding	22,458,524	22,499,378	22,455,964	22,498,327
Effect of dilutive securities	10,825	11,031	9,015	6,752
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,469,349	22,510,409	22,464,979	22,505,079

Basic earnings per share	$0.13	0.16	0.23	0.33
Diluted earnings per share	$0.13	0.16	0.23	0.33

There were 83,726 non-vested RSUs for both the three and six months ended March 31, 2017 excluded from the calculation of diluted EPS as they are antidilutive. There were 17,833 and 104,716 antidilutive non-vested RSUs for the three and six months ended March 31, 2016, respectively.

The Company did not declare any dividends in the three or six months ended March 31, 2017 or 2016.

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

The Company had $26.5 million and $27.4 million outstanding under the Credit Facility as of March 31, 2017 and September 30, 2016, respectively. As of each of March 31, 2017 and September 30, 2016, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $17.5 million and $16.6 million available for borrowing under the Credit Facility as of March 31, 2017 and September 30, 2016, respectively.

Capital and Financing Lease Obligations

The Company had 16 leases as of March 31, 2017 and September 30, 2016 that are included in capital and financing lease obligations (see Note 6). The Company does not record rent expense for these capitalized real estate leases; rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense. The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $0.9 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively, and approximately $1.9 million and $1.4 million for the six months ended March 31, 2017 and 2016, respectively. Interest expense for the three and six months ended March 31, 2017 and 2016 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of $0.2 million for each of the three months ended March 31, 2017 and 2016, and $0.2 million and $0.3 million for the six months ended March 31, 2017 and 2016, respectively.

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

As of September 30, 2016, the Company had repurchased 67,970 shares of the Company’s common stock under the share repurchase program. The Company did not repurchase any shares of the Company’s common stock during the six months ended March 31, 2017 or 2016.

As of September 30, 2016, the Company had reissued 10,300 treasury shares at a cost of $0.1 million to partially satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards. During the three and six months ended March 31, 2017, the Company reissued 10,392 and 12,259 treasury shares, respectively, at a cost of $0.1 million and $0.1 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of common stock grants. During the three and six months ended March 31, 2016, the Company did not reissue any treasury shares to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards or the award of common stock grants. At March 31, 2017 and September 30, 2016, the Company held in treasury 45,411 shares and 57,670 shares, respectively, totaling approximately $0.5 million and $0.7 million, respectively.

Between April 1, 2017 and April 28, 2017 (the latest practicable date for making the determination), the Company has not repurchased any additional shares of the Company’s common stock.

6. Lease Commitments

Capital and financing lease obligations as of March 31, 2017 and September 30, 2016, were as follows, dollars in thousands:

	As of
	March 31, 2017	September 30, 2016
Capital lease finance obligations, due in monthly installments through fiscal year 2032	$26,817	25,619
Capital lease obligations, due in monthly installments through fiscal year 2041	5,109	5,213
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2032	—	1,075
Total capital and financing lease obligations	31,926	31,907
Less current portion	(507)	(478)
Total capital and financing lease obligations, net of current portion	$31,419	31,429

On October 7, 2016, the Company consummated a sale-leaseback transaction with an unrelated third party for a store building. Concurrently with the Company’s sale of the building, the Company entered into an agreement to lease the building back from the purchaser over an initial lease term of 15 years. The sale resulted in proceeds to the Company of approximately $2.6 million and a loss to the Company of approximately $0.5 million. Such loss has been deferred by the Company and will be amortized over the initial lease term. The Company classified the lease as operating and considers the transaction as a normal leaseback with no continuing involvement under the provisions of FASB Accounting Standards Codification Topic 840, “Leases.”

7. Property and Equipment

The Company had the following property and equipment balances as of March 31, 2017 and September 30, 2016, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2017	September 30, 2016
Construction in process		n/a		$11,755	6,561
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		29,548	28,393
Capitalized real estate leases		15		5,735	5,735
Land		n/a		192	192
Buildings		40		12,489	12,546
Land improvements	5	-	24	1,134	1,055
Leasehold and building improvements	1	-	25	125,706	118,119
Fixtures and equipment	5	-	7	111,219	103,415
Computer hardware and software	3	-	5	18,168	16,737
				315,946	292,753
Less accumulated depreciation and amortization				(128,820)	(114,456)
Property and equipment, net				$187,126	178,297

As of March 31, 2017 and September 30, 2016, construction in process included zero and approximately $1.1 million, respectively, related to construction costs for build-to-suit leases in process for which the Company was deemed the owner during the construction period.

Capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings under capital lease finance obligations, and capitalized real estate leases includes assets for the Company’s buildings under capital lease obligations (see Note 6).

Depreciation and amortization expense for the three and six months ended March 31, 2017 and 2016 is summarized as follows, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$268	214	516	419
Depreciation and amortization expense included in store expenses	6,672	5,677	13,191	11,233
Depreciation and amortization expense included in administrative expenses	379	301	733	585
Total depreciation and amortization expense	$7,319	6,192	14,440	12,237

8. Accrued Expenses

The composition of accrued expenses as of March 31, 2017 and September 30, 2016 is summarized as follows, dollars in thousands:

	As of
	March 31,	September 30,
	2017	2016
Accrued property, sales and use tax payable	$5,595	5,648
Payroll and employee-related expenses	4,862	4,395
Accrued marketing expenses	977	567
Deferred revenue related to gift card sales	914	866
Other	1,317	972
Total accrued expenses	$13,665	12,448

9. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases and one capital lease with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended March 31, 2017 and 2016. Rent paid to Chalet was approximately $0.6 million for each of the six months ended March 31, 2017 and 2016.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (the Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended March 31, 2017 and 2016. Rent paid to the Land Trust was approximately $0.2 million for each of the six months ended March 31, 2017 and 2016.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended March 31, 2017 and 2016. Rent paid to FTVC LLC was less than $0.1 million for each of the six months ended March 31, 2017 and 2016.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of March 31, 2017, we operated 135 stores in 19 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado. The size of our stores varies from 5,000 to 16,000 selling square feet. During the twelve months ended March 31, 2017, our new stores averaged approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2016, we increased our store count at a compound annual growth rate of 20.8%. In fiscal year 2016, we opened 23 new stores, and we currently plan to open 15 to 17 new stores in fiscal year 2017, nine of which opened during the six months ended March 31, 2017. Since March 31, 2017, we have opened one new store in Iowa. As of the date of this report, we have signed leases for 13 new stores that we plan to open in fiscal years 2017 and beyond. During the six months ended March 31, 2017, we relocated one store. We plan to relocate one additional store during the remainder of fiscal year 2017.

Performance Highlights

Key highlights of our performance for the three and six months ended March 31, 2017 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, comparable store sales, daily average comparable store sales, mature store sales and daily average mature store sales are defined under the caption “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $192.2 million for the three months ended March 31, 2017, an increase of $14.8 million, or 8.3%, compared to net sales of $177.4 million for the three months ended March 31, 2016. Net sales were $375.8 million for the six months ended March 31, 2017, an increase of $30.6 million, or 8.9%, compared to net sales of $345.2 million for the six months ended March 31, 2016.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the three months ended March 31, 2017 each decreased 1.7% compared to the three months ended March 31, 2016. Comparable store sales and daily average comparable store sales for the six months ended March 31, 2017 each decreased 1.2% compared to the six months ended March 31, 2016.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended March 31, 2017 each decreased 3.1% compared to the three months ended March 31, 2016. Mature store sales and daily average mature store sales for the six months ended March 31, 2017 each decreased 2.7% compared to the six months ended March 31, 2016.

●

Net income. Net income was $3.0 million for the three months ended March 31, 2017, a decrease of $0.6 million, or 16.2%, compared to net income of $3.6 million for the three months ended March 31, 2016. Net income was $5.1 million for the six months ended March 31, 2017, a decrease of $2.3 million, or 31.0%, compared to net income of $7.3 million for the six months ended March 31, 2016.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $12.8 million for the three months ended March 31, 2017, an increase of $0.2 million, or 1.5%, compared to $12.6 million for the three months ended March 31, 2016. EBITDA was $24.1 million for the six months ended March 31, 2017, a decrease of $1.3 million, or 5.0%, compared to $25.4 million for the six months ended March 31, 2016. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of March 31, 2017, cash and cash equivalents was $4.2 million, and there was $17.5 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $1.0 million.

●

New store growth. We opened four new stores during the three months ended March 31, 2017 and nine new stores during the six months ended March 31, 2017. We operated a total of 135 stores as of March 31, 2017. We plan to open a total of 15 to 17 new stores in fiscal year 2017, which would result in an annual new store growth rate of 11.9% to 13.5% for fiscal year 2017.

● Store Relocations and Remodels. We relocated one store during the three months ended March 31, 2017; we plan to relocate one additional store during fiscal year 2017.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, macroeconomic trends, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. In this regard, we believe our financial results for the three and six months ended March 31, 2017 continue to reflect economic pressures in several of the markets we serve due to the lingering impact of depressed oil and natural gas prices and general economic uncertainty.

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue for the foreseeable future. Our financial results for the three and six months ended March 31, 2017 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

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

●

Increased Competition. The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway, mass or discount retailers such as Wal-Mart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, specialty food retailers such as Sprouts and Trader Joe’s, warehouse clubs such as Sam’s Club and Costco, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, online retailers such as Amazon, meal delivery services and multi-level marketers. These businesses compete with us on the basis of price, selection, quality, customer service, shopping experience or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage. In addition, we face internally generated competition when we open new stores in markets we already serve.

Outlook

We believe there are several key factors that have contributed to our success and will enable us to increase our comparable store sales and continue to expand profitably. These factors include a loyal customer base, growing consumer interest in nutrition and wellness, a differentiated shopping experience that focuses on customer service, nutrition education and a shopper friendly retail environment, and our focus on high quality, affordable natural and organic groceries and dietary supplements.

We plan for the foreseeable future to continue opening new stores and entering new markets. The rate of new store growth in the foreseeable future is expected to moderate somewhat compared to recent years, depending on economic and business conditions and other factors. During the past few years, we have expanded our infrastructure to enable us to support our continued unit growth. This has included implementing our enterprise resource planning system, hiring key personnel, developing efficient new store opening construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center. During fiscal year 2015, we redesigned our website (www.naturalgrocers.com) to enhance functionality, create a more engaging user experience and increase its reach and effectiveness. In addition, in fiscal year 2015 we introduced the {N}power® customer appreciation program at all of our stores, which we believe has enhanced customer loyalty and increased customer engagement levels. So far in fiscal year 2017, we have implemented an improved applicant tracking and onboarding system, which we expect will help us to better attract, identify and hire new employees.

We believe there are opportunities for us to continue to expand our store base while also expanding profitability and increasing comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry and regional and general economic conditions. In this regard, our comparable store sales during the three and six months ended March 31, 2017 declined compared to the prior year period as a result of the impact of increased competition in the natural and organic retail sector, internally generated competition due to our opening new stores in existing markets and economic pressures in several of the markets we serve due to the lingering impact of depressed oil and natural gas prices and general economic uncertainty.

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

Our operating results may be affected by the above-described factors as well as a variety of other internal and external factors and trends described more fully in Item 1A – “Risk Factors” in our Form 10-K and Item 1A – “Risk Factors” in this Form 10-Q.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Statements of Income Data:*
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	71.8	70.9	71.7	71.1
Gross profit	28.2	29.1	28.3	28.9
Store expenses	22.1	21.9	22.4	21.6
Administrative expenses	2.6	2.8	2.6	2.8
Pre-opening and relocation expenses	0.7	0.8	0.7	0.7
Operating income	2.9	3.6	2.6	3.8
Interest expense	(0.5)	(0.4)	(0.5)	(0.4)
Income before income taxes	2.4	3.2	2.1	3.4
Provision for income taxes	(0.9)	(1.2)	(0.7)	(1.3)
Net income	1.6%	2.0	1.3	2.1
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	135	112	135	112
Number of stores opened during the period	4	5	9	9

Total store unit count increase period over period	20.5%	17.9	20.5	17.9
Change in comparable store sales	(1.7)	1.0	(1.2)	2.3
Change in daily average comparable store sales	(1.7)	1.0	(1.2)	2.3
Change in mature store sales	(3.1)	(1.3)	(2.7)	(0.5)
Change in daily average mature store sales	(3.1)	(1.3)	(2.7)	(0.5)

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended March 31,		Change In
	2017	2016	Dollars	Percent
Statements of Income Data:
Net sales	$192,203	177,395	14,808	8.3%
Cost of goods sold and occupancy costs	138,045	125,792	12,253	9.7
Gross profit	54,158	51,603	2,555	5.0
Store expenses	42,400	38,774	3,626	9.4
Administrative expenses	4,959	4,936	23	0.5
Pre-opening and relocation expenses	1,284	1,444	(160)	(11.1)
Operating income	5,515	6,449	(934)	(14.5)
Interest expense	(879)	(733)	(146)	19.9
Income before income taxes	4,636	5,716	(1,080)	(18.9)
Provision for income taxes	(1,640)	(2,139)	499	(23.3)
Net income	$2,996	3,577	(581)	(16.2)

Net sales

Net sales increased $14.8 million, or 8.3%, to $192.2 million for the three months ended March 31, 2017 compared to $177.4 million for the three months ended March 31, 2016, primarily due to a $17.8 million increase in sales from new stores, offset by a $3.0 million decrease in comparable store sales. Daily average comparable store sales decreased 1.7% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The daily average comparable store sales decrease resulted from a 1.4% decrease in daily average transaction count and a 0.4% decrease in average transaction size. Comparable store average transaction size was $35.78 for the three months ended March 31, 2017. Daily average mature store sales decreased 3.1% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decline in comparable store sales during the three months ended March 31, 2017 was due to the impact of increased competition in the natural and organic sector, internally generated competition due to opening new stores in our existing markets and economic pressures in several of the markets we serve due to the lingering impact of depressed oil and natural gas prices and general economic uncertainty.

Gross profit

Gross profit increased $2.6 million, or 5.0%, to $54.2 million for the three months ended March 31, 2017 compared to $51.6 million for the three months ended March 31, 2016, primarily driven by an increase in the number of comparable stores. Gross margin decreased to 28.2% for the three months ended March 31, 2017 from 29.1% for the three months ended March 31, 2016. Gross margin during the three months ended March 31, 2017 was negatively impacted by an increase in occupancy costs as a percentage of sales, primarily due to the addition of new stores. We have experienced higher average lease expenses at newer format stores opened since fiscal year 2012 and at relocated stores. The increase in occupancy cost as a percentage of sales also reflects the decrease in average mature store sales combined with the fixed nature of our rent obligations and related occupancy expenses. Additionally, gross margin was positively impacted by favorable shrink expense trends, offset by decreases in product margin, all as a percentage of sales.

We had 16 and 15 store leases that were classified as capital and financing lease obligations for the three months ended March 31, 2017 and 2016, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended March 31, 2017 and 2016, would have been approximately 50 basis points higher than as reported for both periods.

Store expenses

Store expenses increased $3.6 million, or 9.4%, to $42.4 million for the three months ended March 31, 2017 compared to $38.8 million for the three months ended March 31, 2016. Store expenses as a percentage of sales were 22.1% and 21.9% for the three months ended March 31, 2017 and 2016, respectively. The increase in store expenses as a percentage of sales was primarily due to increases in salary-related expenses, depreciation and other store expenses, partially offset by lower marketing expenses.

Administrative expenses

Administrative expenses increased less than $0.1 million, or 0.5%, to $5.0 million for the three months ended March 31, 2017 compared to $4.9 million for the three months ended March 31, 2016. Administrative expenses as a percentage of sales were 2.6% and 2.8% for the three months ended March 31, 2017 and 2016, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.2 million, or 11.1%, to $1.3 million for the three months ended March 31, 2017 compared to $1.4 million for the three months ended March 31, 2016, due to the impact of the number and timing of new store openings and relocations. We opened four new stores and relocated one store during the three months ended March 31, 2017 and opened five new stores during the three months ended March 31, 2016. Pre-opening and relocation expenses as a percentage of sales were 0.7% and 0.8% for the three months ended March 31, 2017 and 2016, respectively.

Interest expense

Interest expense, net of capitalized interest, increased $0.1 million, or 19.9%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in interest expense is primarily due to higher average borrowings under our Credit Facility and an increase in the number of capital leases during the three months ended March 31, 2017. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 35 basis points lower than as reported for both the three months ended March 31, 2017 and 2016.

Income taxes

Our effective income tax rate for the three months ended March 31, 2017 and 2016 was 35.4% and 37.4%, respectively. The decrease in the effective income tax rate for the three months ended March 31, 2017 was driven by an increase in tax credits that resulted in a permanent tax difference.

Net income

Net income was $3.0 million, or $0.13 diluted earnings per share, for the three months ended March 31, 2017 compared to $3.6 million, or $0.16 diluted earnings per share, for the three months ended March 31, 2016.

Six months ended March 31, 2017 compared to the six months ended March 31, 2016

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Six months ended March 31,		Change In
	2017	2016	Dollars	Percent
Statements of Income Data:
Net sales	$375,780	345,181	30,599	8.9%
Cost of goods sold and occupancy costs	269,469	245,283	24,186	9.9
Gross profit	106,311	99,898	6,413	6.4
Store expenses	84,243	74,673	9,570	12.8
Administrative expenses	9,842	9,690	152	1.6
Pre-opening and relocation expenses	2,545	2,392	153	6.4
Operating income	9,681	13,143	(3,462)	(26.3)
Interest expense	(1,862)	(1,386)	(476)	34.3
Income before income taxes	7,819	11,757	(3,938)	(33.5)
Provision for income taxes	(2,762)	(4,432)	1,670	(37.7)
Net income	$5,057	7,325	(2,268)	(31.0)

Net sales

Net sales increased $30.6 million, or 8.9%, to $375.8 million for the six months ended March 31, 2017 compared to $345.2 million for the six months ended March 31, 2016, primarily due to a $34.7 million increase in sales from new stores, offset by a $4.1 million decrease in comparable store sales. Daily average comparable store sales decreased 1.2% for the six months ended March 31, 2017 compared to the six months ended March 31, 2016. The daily average comparable store sales decrease resulted from a 1.1% decrease in daily average transaction count and a 0.1% decrease in average transaction size. Comparable store average transaction size was $35.97 for the six months ended March 31, 2017. Daily average mature store sales decreased 2.7% for the six months ended March 31, 2017 compared to the six months ended March 31, 2016. The decline in comparable store sales during the six months ended March 31, 2017 was due to the impact of increased competition in the natural and organic sector, internally generated competition due to opening new stores in our existing markets and economic pressures in several of the markets we serve due to the lingering impact of depressed oil and natural gas prices and general economic uncertainty.

Gross profit

Gross profit increased $6.4 million, or 6.4%, to $106.3 million for the six months ended March 31, 2017 compared to $99.9 million for the six months ended March 31, 2016, primarily driven by an increase in the number of comparable stores and an improvement in product gross profit. Gross margin decreased to 28.3% for the six months ended March 31, 2017 from 28.9% for the six months ended March 31, 2016. Gross margin during the six months ended March 31, 2017 was negatively impacted by an increase in occupancy costs as a percentage of sales, primarily due to the higher average lease expenses experienced at newer format stores opened since fiscal year 2012 and at relocated stores. The increase in occupancy cost as a percentage of sales also reflects the decrease in average mature store sales combined with the fixed nature of our rent obligations and related occupancy expenses. Additionally, gross margin was positively impacted by product margin improvements across most categories.

We had 16 and 15 store leases that were classified as capital and financing lease obligations for the six months ended March 31, 2017 and 2016, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the six months ended March 31, 2017 and 2016, would have been approximately 50 and 55 basis points higher, respectively, than as reported.

Store expenses

Store expenses increased $9.6 million, or 12.8%, to $84.2 million for the six months ended March 31, 2017 compared to $74.7 million for the six months ended March 31, 2016. Store expenses as a percentage of sales were 22.4% and 21.6% for the six months ended March 31, 2017 and 2016, respectively. The increase in store expenses as a percentage of sales was primarily due to increases in salary-related expenses, depreciation and other store expenses.

Administrative expenses

Administrative expenses increased $0.2 million, or 1.6%, to $9.8 million for the six months ended March 31, 2017 compared to $9.7 million for the six months ended March 31, 2016. Administrative expenses as a percentage of sales were 2.6% and 2.8% for the six months ended March 31, 2017 and 2016, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.2 million, or 6.4%, to $2.5 million for the six months ended March 31, 2017 compared to $2.4 million for the six months ended March 31, 2016, due to the impact of the number and timing of new store openings and relocations. We opened nine new stores and relocated one store during the six months ended March 31, 2017 and opened nine new stores and relocated two stores during the six months ended March 31, 2016. Pre-opening and relocation expenses as a percentage of sales were 0.7% for both the six months ended March 31, 2017 and 2016.

Interest expense

Interest expense, net of capitalized interest, increased $0.5 million, or 34.3%, for the six months ended March 31, 2017 compared to the six months ended March 31, 2016. The increase in interest expense is primarily due to higher average borrowings under our Credit Facility, an increase in the number of capital leases and a decrease in capitalized interest during the six months ended March 31, 2017. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 40 and 35 basis points lower than as reported for the six months ended March 31, 2017 and 2016, respectively.

Income taxes

Our effective income tax rate for the six months ended March 31, 2017 and 2016 was 35.3% and 37.7%, respectively. The decrease in the effective income tax rate for the six months ended March 31, 2017 was driven by an increase in tax credits that resulted in a permanent tax difference.

Net income

Net income was $5.1 million, or $0.23 diluted earnings per share, for the six months ended March 31, 2017 compared to $7.3 million, or $0.33 diluted earnings per share, for the six months ended March 31, 2016.

Non-GAAP financial measures

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Net income	$2,996	3,577	5,057	7,325
Interest expense	879	733	1,862	1,386
Provision for income taxes	1,640	2,139	2,762	4,432
Depreciation and amortization	7,319	6,192	14,440	12,237
EBITDA	$12,834	12,641	24,121	25,380

EBITDA increased 1.5% to $12.8 million in the three months ended March 31, 2017 compared to $12.6 million for the three months ended March 31, 2016. EBITDA decreased 5.0% to $24.1 million in the six months ended March 31, 2017 compared to $25.4 million for the six months ended March 31, 2016. EBITDA as a percent of sales was 6.7% and 7.1% in the three months ended March 31, 2017 and 2016, respectively. EBITDA as a percent of sales was 6.4% and 7.4% in the six months ended March 31, 2017 and 2016, respectively. Stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 50 basis points for each of the three months ended March 31, 2017 and 2016, and by approximately 50 and 55 basis points for the six months ended March 31, 2017 and 2016, respectively, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, interest and principal payments for outstanding indebtedness and corporate taxes. As of March 31, 2017, we had $4.2 million in cash and cash equivalents, as well as $17.5 million available for borrowing under our Credit Facility.

On May 5, 2016, our Board authorized a new two-year share repurchase program pursuant to which the Company may expend up to $10.0 million to repurchase shares of the Company’s common stock. During the six months ended March 31, 2017, we did not repurchase any shares of our common stock under the share repurchase program. We expect funding for any future share repurchases will come from operating cash flow, excess cash and/or borrowings under our Credit Facility. The timing and the amount of shares repurchased will be dictated by our capital needs and stock market conditions.

We plan to continue to open new stores, which may require us to borrow additional amounts under the Credit Facility. We plan to spend approximately $16.4 million to $20.4 million on capital expenditures during the remainder of fiscal year 2017 in connection with 6 to 8 additional new store openings and one store relocation. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store consisting of capital expenditures of approximately $1.7 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Six months ended March 31,
	2017	2016
Net cash provided by operating activities	$22,444	18,011
Net cash used in investing activities	(21,034)	(23,652)
Net cash (used in) provided by financing activities	(1,193)	8,326
Net increase in cash and cash equivalents	217	2,685
Cash and cash equivalents, beginning of period	4,017	2,915
Cash and cash equivalents, end of period	$4,234	5,600

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Net cash provided by operating activities increased $4.4 million, or 24.6%, to $22.4 million for the six months ended March 31, 2017 compared to $18.0 million for the six months ended March 31, 2016. The increase in cash provided by operating activities was primarily due to a change in working capital driven by accrued expenses, inventory and other purchases, partially offset by a decrease in net income, as adjusted for non-cash items such as depreciation and amortization resulting from the addition of new stores and deferred tax expense. Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Investing Activities

Net cash used in investing activities decreased $2.6 million, or 11.1%, to $21.0 million for the six months ended March 31, 2017 compared to $23.7 million for the six months ended March 31, 2016. This decrease was due to $2.6 million proceeds, net of commissions, related to the sale/leaseback of one store building.

Financing Activities

Cash (used in) provided by financing activities consists primarily of borrowings and repayments under our Credit Facility and payments of capital and financing lease obligations. Cash used in financing activities was $1.2 million for the six months ended March 31, 2017 compared to cash provided by financing activities of $8.3 million for the six months ended March 31, 2016. The change was a result of lower incremental borrowings on the Credit Facility for the six months ended March 31, 2017 compared to the six months ended March 31, 2016.

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

We had $26.5 million outstanding under the Credit Facility as of March 31, 2017 and $27.4 million outstanding under the Credit Facility as of September 30, 2016. As of each of March 31, 2017 and September 30, 2016, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. We had $17.5 million available for borrowing under the Credit Facility as of March 31, 2017 and $16.6 million available for borrowing under the Credit Facility as of September 30, 2016.

As of March 31, 2017 and September 30, 2016, the Company was in compliance with the debt covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 5 of Notes to Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10- Q.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2017, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating leases (1)	$521,967	39,211	81,093	77,674	323,989
Capital and financing lease obligations, including principal and interest payments (2)	46,256	3,967	8,012	8,089	26,188
Contractual obligations for construction related activities (3)	2,257	2,257	—	—	—
Debt obligations (4)	26,477	—	—	26,477	—
Interest payments (5)	1,676	410	822	444	—
	$598,633	45,845	89,927	112,684	350,177

(1)	Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(2)

Represents the payments due under our capital and financing lease obligations for 16 stores, all of which were open as of March 31, 2017. We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(3)

Contractual obligations for construction-related activities include future payments to general contractors that are legally binding as of March 31, 2017 and relate to new store construction, relocations and remodels.

(4)

Represents the outstanding balance on our Credit Facility as of March 31, 2017. For purposes of this table, the outstanding balance was considered outstanding until January 31, 2021, which is the maturity date of the Credit Facility.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. The majority of our stores and facilities are leased. We own buildings in which two of our stores are located; those buildings are located on land that is leased pursuant to a ground lease. As of March 31, 2017, 16 store leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements include accounting for income taxes, accounting for impairment of long-lived assets and accounting for leases, which are discussed in more detail under the caption “Critical Accounting Policies” under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

To a limited extent, we are exposed to interest rate changes with respect to our Credit Facility. We do not use financial instruments for trading or other speculative purposes. There have been no material changes regarding our market risk position from the information provided under Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

If the United States were to withdraw from or materially modify NAFTA or certain other international trade agreements, or if tariffs on the foreign-sourced goods that we sell were to increase, or if a border adjustment tax were enacted, our business, financial condition and results of operations could be materially adversely affected.

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

In addition, President Trump and some members of Congress have expressed support for or interest in the enactment of a “border adjustment” tax, pursuant to which companies would not be allowed to deduct the cost of imports from their revenue to determine their taxable income. As of the date of this Form 10-Q, it remains unclear whether a border adjustment tax will be formally proposed or enacted. The enactment of a border adjustment tax could have the net effect of increasing the cost of the foreign-sourced goods that we sell and make it more difficult for us to sell such goods at a commercially attractive price or at all, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 4, 2017.

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 (unaudited) and September 30, 2016, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2017 and 2016 (unaudited), (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016 (unaudited) and (iv) Notes to Unaudited Interim Consolidated Financial Statements.

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