Form 10-Q
period 2017-06-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2017-08-03
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2017 was 22,434,931.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2017

Except where the context otherwise requires or where otherwise indicated, all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers,’’ and the ‘‘Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Form 10-Q) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 in addition to historical information. These forward-looking statements are included throughout this Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements that are not statements of historical fact, including those that relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, future growth, pending legal proceedings and other financial and operating information, are forward-looking statements. We may use the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “target” and similar terms and phrases to identify forward-looking statements in this Form 10-Q.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2017	September 30, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,123	4,017
Accounts receivable, net	3,285	3,747
Merchandise inventory	92,864	86,330
Prepaid expenses and other current assets	2,226	3,233
Total current assets	103,498	97,327
Property and equipment, net	186,993	178,297
Other assets:
Deposits and other assets	1,608	971
Goodwill and other intangible assets, net of accumulated amortization of $388 and $380, respectively	5,653	5,601
Deferred financing costs, net	41	50
Total other assets	7,302	6,622
Total assets	$297,793	282,246

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,489	53,615
Accrued expenses	16,070	12,448
Capital and financing lease obligations, current portion	521	478
Total current liabilities	74,080	66,541
Long-term liabilities:
Capital and financing lease obligations, net of current portion	31,510	31,429
Revolving credit facility	27,477	27,428
Deferred income tax liabilities, net	11,478	12,178
Deferred compensation	1,110	757
Deferred rent	10,352	8,809
Leasehold incentives	9,085	8,379
Total long-term liabilities	91,012	88,980
Total liabilities	165,092	155,521
Commitments (Note 6 and 10)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,510,279 shares issued at June 30, 2017 and September 30, 2016 and 22,434,931 and 22,452,609 shares outstanding at June 30, 2017 and September 30, 2016, respectively	23	23
Additional paid-in capital	55,873	55,437
Retained earnings	77,610	71,955
Common stock in treasury at cost, 75,348 and 57,670 shares, at June 30, 2017 and September 30, 2016, respectively	(805)	(690)
Total stockholders’ equity	132,701	126,725
Total liabilities and stockholders’ equity	$297,793	282,246

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Net sales	$194,709	179,274	570,489	524,455
Cost of goods sold and occupancy costs	141,928	128,344	411,397	373,627
Gross profit	52,781	50,930	159,092	150,828
Store expenses	45,028	40,095	129,271	114,768
Administrative expenses	5,105	4,813	14,947	14,503
Pre-opening and relocation expenses	970	2,007	3,515	4,399
Operating income	1,678	4,015	11,359	17,158
Interest expense	(876)	(768)	(2,738)	(2,154)
Income before income taxes	802	3,247	8,621	15,004
Provision for income taxes	(204)	(567)	(2,966)	(4,999)
Net income	$598	2,680	5,655	10,005

Net income per common share:
Basic	$0.03	0.12	0.25	0.44
Diluted	$0.03	0.12	0.25	0.44
Weighted average number of shares of common stock outstanding:
Basic	22,460,058	22,501,044	22,457,328	22,499,229
Diluted	22,469,186	22,506,098	22,465,126	22,505,220

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended June 30,
	2017	2016
Operating activities:
Net income	$5,655	10,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,965	18,617
(Gain) loss on disposal of property and equipment	(21)	4
Share-based compensation	604	662
Deferred income tax (benefit) expense	(700)	5,754
Non-cash interest expense	-	10
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	462	(17)
Merchandise inventory	(6,534)	(11,550)
Prepaid expenses and other assets	871	(2,409)
Increase (decrease) in:
Accounts payable	7,114	3,409
Accrued expenses	3,588	(6,363)
Deferred compensation	353	330
Deferred rent and leasehold incentives	2,500	2,280
Net cash provided by operating activities	35,857	20,732
Investing activities:
Acquisition of property and equipment	(36,748)	(39,302)
Proceeds from sale of property and equipment, net of commissions of $80 and zero, respectively	2,585	12
Net cash used in investing activities	(34,163)	(39,290)
Financing activities:
Borrowings under credit facility	224,350	175,062
Repayments under credit facility	(224,300)	(156,235)
Capital and financing lease obligations payments	(352)	(290)
Loan fees paid	-	(42)
Repurchases of common stock	(261)	(139)
Payments on withholding tax for vested restricted stock units	(25)	(10)
Net cash (used in) provided by financing activities	(588)	18,346
Net increase (decrease) in cash and cash equivalents	1,106	(212)
Cash and cash equivalents, beginning of period	4,017	2,915
Cash and cash equivalents, end of period	$5,123	2,703
Supplemental disclosures of cash flow information:
Cash paid for interest on revolving credit facility	$504	161
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $433 and $469, respectively	2,156	1,897
Income taxes paid	2,534	6,362
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$3,594	9,177
Property acquired through capital and financing lease obligations	226	3,343

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017 and 2016

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of June 30, 2017, the Company operated 140 stores in 19 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 126 stores in 19 states as of September 30, 2016.

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

The Company has one reporting segment: natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following product categories, which are presented as a percentage of sales for the three and nine months ended June 30, 2017 and 2016, as follows:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Grocery	66.9%	66.8	66.3	66.4
Dietary supplements	22.0	22.0	22.4	22.3
Other	11.1	11.2	11.3	11.3
	100.0%	100.0	100.0	100.0

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017 and is effective for the Company’s first quarter of the fiscal year ending September 30, 2020. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” Topic 718, “Compensation-Stock Compensation” (ASU 2016-09). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including income tax consequences, forfeitures and classification on the statement of cash flows. The provisions of ASU 2016-09 are effective for the Company’s first quarter of the fiscal year ending September 30, 2018, with early adoption permitted. Currently, the Company does not expect to early adopt the provisions of ASU 2016-09. Based upon current estimates, the Company does not expect the adoption of ASU 2016-09 will have a significant impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.” The FASB approved the deferral of ASU 2014-09, by extending the new revenue recognition standard’s mandatory effective date by one year and permitting public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. However, earlier adoption is permitted only for annual reporting periods beginning after December 15, 2016. The guidance in ASU 2014-09 will be effective for the Company in the first quarter of the fiscal year ending September 30, 2019. The Company is continuing to evaluate the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements. As of the date of this report, the Company has not finalized any estimates of the qualitative impact of the adoption of ASU 2014-09. The Company expects that the adoption of ASU 2014-09 will not have a significant impact on the Company’s revenue, which is substantially point of sale product revenue.

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

Presented below are basic and diluted EPS for the three and nine months ended June 30, 2017 and 2016, dollars in thousands, except per share data:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Net income	$598	2,680	5,655	10,005

Weighted average number of shares of common stock outstanding	22,460,058	22,501,044	22,457,328	22,499,229
Effect of dilutive securities	9,128	5,054	7,798	5,991
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,469,186	22,506,098	22,465,126	22,505,220

Basic earnings per share	$0.03	0.12	0.25	0.44
Diluted earnings per share	$0.03	0.12	0.25	0.44

There were 68,864 non-vested RSUs for each of the three and nine months ended June 30, 2017, respectively, excluded from the calculation of diluted EPS as they are antidilutive. There were 103,795 and 91,828 antidilutive non-vested RSUs for the three and nine months ended June 30, 2016, respectively.

The Company did not declare any dividends in the three or nine months ended June 30, 2017 or 2016.

4. Debt

Credit Facility

The Company is party to a credit facility (the Credit Facility) pursuant to which the amount available for borrowing is $45.0 million, including a $5.0 million sublimit for standby letters of credit. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the ability to increase the amount available for borrowing under the Credit Facility by an additional amount that may not exceed $5.0 million if the lenders agree to provide an additional commitment or commitments. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on January 31, 2021.

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

The Company had $27.5 million outstanding under the Credit Facility as of June 30, 2017 and $27.4 million outstanding under the Credit Facility as of September 30, 2016. As of each of June 30, 2017 and September 30, 2016, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $16.5 million available for borrowing under the Credit Facility as of June 30, 2017 and $16.6 million available for borrowing under the Credit Facility as of September 30, 2016.

Capital and Financing Lease Obligations

The Company had 17 leases as of June 30, 2017 and 16 leases as of September 30, 2016 that are included in capital and financing lease obligations (see Note 6). The Company does not record rent expense for these capitalized real estate leases; rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense. The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred interest expense of approximately $0.9 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $2.7 million and $2.2 million for the nine months ended June 30, 2017 and 2016, respectively. The Company capitalized interest of $0.2 million for each of the three months ended June 30, 2017 and 2016, and $0.4 million and $0.5 million for the nine months ended June 30, 2017 and 2016, respectively.

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

The following table summarizes share repurchase activity for the periods indicated (in thousands, except number of shares acquired and average per share cost):

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Number of common shares acquired	30,000	10,300	30,000	10,300
Average price per common share acquired (including commissions)	$8.71	13.46	8.71	13.46
Total cost of common shares acquired	$261	139	261	139

During the three and nine months ended June 30, 2017, the Company reissued 63 and 12,322 treasury shares, respectively, at a cost of $0 million and $0.1 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of common stock grants. During the three and nine months ended June 30, 2016, the Company did not reissue any treasury shares to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards or the award of common stock grants. At June 30, 2017 and September 30, 2016, the Company held in treasury 75,348 shares and 57,670 shares, respectively, totaling approximately $0.8 million and $0.7 million, respectively.

Between July 1, 2017 and July 31, 2017 (the latest practicable date for making the determination), the Company has not repurchased any additional shares of the Company’s common stock.

6. Lease Commitments

Capital and financing lease obligations as of June 30, 2017 and September 30, 2016, were as follows, dollars in thousands:

	As of
	June 30, 2017	September 30, 2016
Capital lease finance obligations, due in monthly installments through fiscal year 2032	$26,750	25,619
Capital lease obligations, due in monthly installments through fiscal year 2041	5,055	5,213
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2032	226	1,075
Total capital and financing lease obligations	32,031	31,907
Less current portion	(521)	(478)
Total capital and financing lease obligations, net of current portion	$31,510	31,429

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

7. Property and Equipment

The Company had the following property and equipment balances as of June 30, 2017 and September 30, 2016, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2017	September 30, 2016
Construction in process		n/a		$7,232	6,561
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		29,548	28,393
Capitalized real estate leases		15		5,735	5,735
Land		n/a		192	192
Buildings		40		16,249	12,546
Land improvements	5	–	24	1,141	1,055
Leasehold and building improvements	1	–	25	129,126	118,119
Fixtures and equipment	5	–	7	115,101	103,415
Computer hardware and software	3	–	5	18,864	16,737
				323,188	292,753
Less accumulated depreciation and amortization				(136,195)	(114,456)
Property and equipment, net				$186,993	178,297

As of June 30, 2017 and September 30, 2016, construction in process included approximately $0.2 and $1.1 million, respectively, related to construction costs for build-to-suit leases in process for which the Company was deemed the owner during the construction period.

Capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings under capital lease finance obligations, and capitalized real estate leases includes assets for the Company’s buildings under capital lease obligations (see Note 6).

Depreciation and amortization expense for the three and nine months ended June 30, 2017 and 2016 is summarized as follows, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$275	220	792	639
Depreciation and amortization expense included in store expenses	6,871	5,851	20,068	17,084
Depreciation and amortization expense included in administrative expenses	373	309	1,105	894
Total depreciation and amortization expense	$7,519	6,380	21,965	18,617

8. Accrued Expenses

The composition of accrued expenses as of June 30, 2017 and September 30, 2016 is summarized as follows, dollars in thousands:

	As of
	June 30,	September 30,
	2017	2016
Payroll and employee-related expenses	$7,156	4,395
Accrued property, sales and use tax payable	5,215	5,648
Accrued marketing expenses	1,973	567
Deferred revenue related to gift card sales	892	866
Other	834	972
Total accrued expenses	$16,070	12,448

9. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases and one capital lease with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended June 30, 2017 and 2016. Rent paid to Chalet was approximately $0.9 million for each of the nine months ended June 30, 2017 and 2016.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (the Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended June 30, 2017 and 2016. Rent paid to the Land Trust was approximately $0.2 million for each of the nine months ended June 30, 2017 and 2016.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended June 30, 2017 and 2016. Rent paid to FTVC LLC was less than $0.1 million for each of the nine months ended June 30, 2017 and 2016.

10. Commitments and Contingencies

The Company is periodically involved in various legal proceedings that are incidental to the conduct of its business, including but not limited to employment discrimination claims, customer injury claims and investigations. When the potential liability from a matter can be estimated and the loss is considered probable, the Company records the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. The Company cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against it. In management’s opinion, based upon the information available at this time, the Company does not believe that the outcome of any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its business, prospects, financial condition, cash flows or results of operations.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of June 30, 2017, we operated 140 stores in 19 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado. The size of our stores varies from 5,000 to 16,000 selling square feet. During the twelve months ended June 30, 2017, our new stores averaged approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2016, we increased our store count at a compound annual growth rate of 20.8%. In fiscal year 2016, we opened 23 new stores. During the nine months ended June 30, 2017, we have opened 14 new stores. We do not plan to open any additional new stores during the remainder of fiscal 2017. As of the date of this report, we have signed leases for nine new stores that we plan to open in fiscal years 2018 and beyond. During the nine months ended June 30, 2017, we relocated one store. We relocated one store in July 2017, with no additional relocations planned for the three months ending September 30, 2017.

Performance Highlights

Key highlights of our performance for the three and nine months ended June 30, 2017 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, comparable store sales, daily average comparable store sales, mature store sales and daily average mature store sales are defined under the caption “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $194.7 million for the three months ended June 30, 2017, an increase of $15.4 million, or 8.6%, compared to net sales of $179.3 million for the three months ended June 30, 2016. Net sales were $570.5 million for the nine months ended June 30, 2017, an increase of $46.0 million, or 8.8%, compared to net sales of $524.5 million for the nine months ended June 30, 2016.

●

Comparable store sales. Comparable store sales for the three months ended June 30, 2017 decreased 0.7% compared to the three months ended June 30, 2016. Comparable store sales for the nine months ended June 30, 2017 decreased 1.0% compared to the nine months ended June 30, 2016.

●

Daily average comparable store sales. Daily average comparable store sales, which removes the effect of one less selling day in the three months ended June 30, 2017 as a result of the shift of the Easter holiday, increased 0.4% and 0.7% for the three months ended June 30, 2017 and 2016, respectively. Daily average comparable store sales, which removes the effect of one less selling day in the nine months ended June 30, 2017 as a result of the occurrence of leap year in fiscal 2016, decreased 0.7% for the nine months ended June 30, 2017 and increased 1.8% for the nine months ended June 30, 2016.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended June 30, 2017 decreased 2.0% and 0.9%, respectively, compared to the three months ended June 30, 2016. Mature store sales and daily average mature store sales for the nine months ended June 30, 2017 decreased 2.5% and 2.1%, respectively, compared to the nine months ended June 30, 2016.

●

Net income. Net income was $0.6 million for the three months ended June 30, 2017, a decrease of $2.1 million, or 77.7%, compared to net income of $2.7 million for the three months ended June 30, 2016. Net income was $5.7 million for the nine months ended June 30, 2017, a decrease of $4.4 million, or 43.5%, compared to net income of $10.0 million for the nine months ended June 30, 2016.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $9.2 million for the three months ended June 30, 2017, a decrease of $1.2 million, or 11.5%, compared to $10.4 million for the three months ended June 30, 2016. EBITDA was $33.3 million for the nine months ended June 30, 2017, a decrease of $2.5 million, or 6.9%, compared to $35.8 million for the nine months ended June 30, 2016. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of June 30, 2017, cash and cash equivalents was $5.1 million, and there was $16.5 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $1.0 million.

●

New store growth. We opened five new stores during the three months ended June 30, 2017 and 14 new stores during the nine months ended June 30, 2017. We operated a total of 140 stores as of June 30, 2017. We do not plan to open any additional new stores during the remainder of fiscal 2017, which would result in an annual new store growth rate of 11.1% for fiscal year 2017.

●

Store Relocations. We did not relocate any stores during the three months ended June 30, 2017. We relocated one store during the nine months ended June 30, 2017. We relocated one store in July 2017, with no additional relocations planned for the three months ending September 30, 2017.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, macroeconomic trends, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. In this regard, we believe our financial results for the three and nine months ended June 30, 2017 continue to reflect economic pressures in several of the markets we serve due to the lingering impact of depressed oil and natural gas prices and general economic uncertainty.

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue for the foreseeable future. Our financial results for the three and nine months ended June 30, 2017 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

Our performance is also impacted by trends regarding natural and organic products, dietary supplements and at-home meal delivery and preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, changing consumer choices and the cost of these products. Our store offerings consist of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings, including those resulting from reductions or changes in our offerings, would have a material adverse effect on our business. Additionally, negative publicity regarding the safety of dietary supplements, product recalls or new or upgraded regulatory standards may adversely affect demand for the products we sell and could result in lower consumer traffic, sales and results of operations.

●

Increased Competition. The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway, mass or discount retailers such as Wal-Mart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, foreign-based discount retailers such as Aldi and Lidl, specialty food retailers such as Sprouts and Trader Joe’s, warehouse clubs such as Sam’s Club and Costco, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, online retailers such as Amazon, meal delivery services and multi-level marketers. Competition in the grocery industry is likely to intensify, and shopping dynamics may shift, as a result of, among other things, Amazon’s agreement to acquire Whole Foods, which was announced on June 16, 2017, the plans of Aldi and Lidl to expand their presence in the United States and the expanding availability of grocery ordering, pick-up and delivery options. These businesses compete with us on the basis of price, selection, quality, customer service, shopping experience, ease of ordering and delivery or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage. In addition, we face internally generated competition when we open new stores in markets we already serve.

Outlook

We believe there are several key factors that have contributed to our success and will enable us to increase our comparable store sales and continue to profitably expand. These factors include a loyal customer base, growing consumer interest in nutrition and wellness, a differentiated shopping experience that focuses on customer service, nutrition education and a shopper friendly retail environment, and our focus on high quality, affordable natural and organic groceries and dietary supplements.

We plan for the foreseeable future to continue opening new stores and entering new markets. The rate of new store growth in the foreseeable future is expected to moderate compared to recent years, depending on economic and business conditions and other factors. During the past few years, we have expanded our infrastructure to enable us to support our continued unit growth. This has included implementing our enterprise resource planning system, hiring key personnel, developing efficient new store opening construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center. During fiscal year 2015, we redesigned our website (www.naturalgrocers.com) to enhance functionality, create a more engaging user experience and increase its reach and effectiveness. In addition, in fiscal year 2015 we introduced the {N}power® customer appreciation program at all of our stores, which we believe has enhanced customer loyalty and increased customer engagement levels. In fiscal year 2017, we have implemented an improved job applicant tracking and onboarding system, which we expect will help us to better attract, identify and hire new employees.

We believe there are opportunities for us to continue to expand our store base while also expanding profitability and increasing comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry and regional and general economic conditions. In this regard, our comparable store sales declined during the nine months ended June 30, 2017 compared to the prior year period as a result of the impact of increased competition in the natural and organic retail sector, internally generated competition due to our opening new stores in existing markets and economic pressures in several of the markets we serve due to the general economic uncertainty and the lingering impact of depressed oil and natural gas prices.

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

Store expenses

Store expenses consist of store level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with marketing, operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on capitalized real estate leases, land improvements, leasehold improvements, fixtures and equipment and computer hardware and software. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations. The largest component of store expenses is labor-related expenses. Labor-related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores require a certain level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of sales typically decrease.

Administrative expenses

Administrative expenses consist of home office-related expenses, such as salary and benefits, share-based compensation, office supplies, hardware and software expenses, depreciation and amortization expense, occupancy costs (including rent, common area maintenance, real estate taxes and utilities), professional services expenses, expenses associated with our Board, expenses related to compliance with the requirements of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley), and other general and administrative expenses. Depreciation expense included in administrative expenses relates to depreciation for assets directly used at the home office including depreciation on land improvements, leasehold improvements, fixtures and equipment and computer hardware and software.

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

Interest expense

Interest expense consists of the interest associated with capital and financing lease obligations and interest we incur on outstanding indebtedness, all net of capitalized interest.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Statements of Income Data:*
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	72.9	71.6	72.1	71.2
Gross profit	27.1	28.4	27.9	28.8
Store expenses	23.1	22.4	22.7	21.9
Administrative expenses	2.6	2.7	2.6	2.8
Pre-opening and relocation expenses	0.5	1.1	0.6	0.8
Operating income	0.9	2.2	2.0	3.3
Interest expense	(0.4)	(0.4)	(0.5)	(0.4)
Income before income taxes	0.4	1.8	1.5	2.9
Provision for income taxes	(0.1)	(0.3)	(0.5)	(1.0)
Net income	0.3%	1.5	1.0	1.9
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	140	118	140	118
Number of stores opened during the period	5	6	14	15

Total store unit count increase over prior 12 months	18.6%	19.2	18.6	19.2
Change in comparable store sales	(0.7)	1.8	(1.0)	2.1
Change in daily average comparable store sales	0.4	0.7	(0.7)	1.8
Change in mature store sales	(2.0)	(0.2)	(2.5)	(0.4)
Change in daily average mature store sales	(0.9)	(1.3)	(2.1)	(0.8)

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended June 30,		Change In
	2017	2016	Dollars	Percent
Statements of Income Data:
Net sales	$194,709	179,274	15,435	8.6%
Cost of goods sold and occupancy costs	141,928	128,344	13,584	10.6
Gross profit	52,781	50,930	1,851	3.6
Store expenses	45,028	40,095	4,933	12.3
Administrative expenses	5,105	4,813	292	6.1
Pre-opening and relocation expenses	970	2,007	(1,037)	(51.7)
Operating income	1,678	4,015	(2,337)	(58.2)
Interest expense	(876)	(768)	(108)	14.1
Income before income taxes	802	3,247	(2,445)	(75.3)
Provision for income taxes	(204)	(567)	363	(64.0)
Net income	$598	2,680	(2,082)	(77.7)

Net sales

Net sales increased $15.4 million, or 8.6%, to $194.7 million for the three months ended June 30, 2017 compared to $179.3 million for the three months ended June 30, 2016, primarily due to a $16.7 million increase in sales from new stores, partially offset by a $1.3 million decrease in comparable store sales, which was due to the loss of a selling day as a result of the shift of the Easter holiday in the three months ended June 30, 2017. Daily average comparable store sales increased 0.4% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The daily average comparable store sales increase resulted from a 0.3% decrease in daily average transaction count and a 0.7% increase in average transaction size. We believe the increase in daily average comparable store sales reflects the success of certain of our recent marketing initiatives and our operational focus on sales initiatives. Comparable store average transaction size was $35.06 for the three months ended June 30, 2017. Daily average mature store sales decreased 0.9% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Gross profit

Gross profit increased $1.9 million, or 3.6%, to $52.8 million for the three months ended June 30, 2017 compared to $50.9 million for the three months ended June 30, 2016, primarily driven by an increase in the number of comparable stores, partially offset by lower gross profit at non-comparable stores. Gross margin decreased to 27.1% for the three months ended June 30, 2017 from 28.4% for the three months ended June 30, 2016. Gross margin during the three months ended June 30, 2017 was negatively impacted by an increase in occupancy costs as a percentage of sales, primarily due to the addition of new stores, and the loss of one selling day during the quarter. We have experienced higher average lease expenses at newer format stores opened since fiscal year 2012 and at relocated stores. The increase in occupancy cost as a percentage of sales also reflects the decrease in average mature store sales combined with the fixed nature of our rent obligations and related occupancy expenses. Additionally, gross margin was negatively impacted by decreases in product margin reflecting a shift in product category mix towards grocery and increased promotional activity, partially offset by favorable shrink expense trends, all as a percentage of sales.

We had 17 and 15 store leases that were classified as capital and financing lease obligations for the three months ended June 30, 2017 and 2016, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended June 30, 2017 and 2016, would have been approximately 55 basis points higher for each of the periods.

Store expenses

Store expenses increased $4.9 million, or 12.3%, to $45.0 million for the three months ended June 30, 2017 compared to $40.1 million for the three months ended June 30, 2016. Store expenses as a percentage of sales were 23.1% and 22.4% for the three months ended June 30, 2017 and 2016, respectively. The increase in store expenses as a percentage of sales was primarily due to increases in depreciation, utilities, marketing and other store expenses, partially offset by slightly lower labor-related expenses.

Administrative expenses

Administrative expenses increased $0.3 million, or 6.1%, to $5.1 million for the three months ended June 30, 2017 compared to $4.8 million for the three months ended June 30, 2016. The increase in administrative expenses was primarily due to an increase in expenses related to compliance with the requirements of Sarbanes-Oxley. Administrative expenses as a percentage of sales were 2.6% and 2.7% for the three months ended June 30, 2017 and 2016, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $1.0 million, or 51.7%, to $1.0 million for the three months ended June 30, 2017 compared to $2.0 million for the three months ended June 30, 2016, due to the impact of the number and timing of new store openings and relocations. We opened five new stores during the three months ended June 30, 2017 and opened six new stores and relocated one existing store during the three months ended June 30, 2016. Pre-opening and relocation expenses as a percentage of sales were 0.5% and 1.1% for the three months ended June 30, 2017 and 2016, respectively.

Interest expense

Interest expense, net of capitalized interest, increased $0.1 million, or 14.1%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in interest expense is primarily due to higher average borrowings under our Credit Facility and an increase in the number of capital leases during the three months ended June 30, 2017. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales for the three months ended June 30, 2017 and 2016 would have been approximately 35 basis points lower than as reported in each period.

Income taxes

Our effective income tax rate for the three months ended June 30, 2017 and 2016 was 25.5% and 17.5%, respectively. The increase in the effective income tax rate for the three months ended June 30, 2017 was primarily the result of a lower effective income tax rate for the three months ended June 30, 2016 due to higher federal and state tax credits in the provision for that period.

Net income

Net income was $0.6 million, or $0.03 diluted earnings per share, for the three months ended June 30, 2017 compared to $2.7 million, or $0.12 diluted earnings per share, for the three months ended June 30, 2016.

Nine months ended June 30, 2017 compared to the nine months ended June 30, 2016

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Nine months ended June 30,		Change In
	2017	2016	Dollars	Percent
Statements of Income Data:
Net sales	$570,489	524,455	46,034	8.8%
Cost of goods sold and occupancy costs	411,397	373,627	37,770	10.1
Gross profit	159,092	150,828	8,264	5.5
Store expenses	129,271	114,768	14,503	12.6
Administrative expenses	14,947	14,503	444	3.1
Pre-opening and relocation expenses	3,515	4,399	(884)	(20.1)
Operating income	11,359	17,158	(5,799)	(33.8)
Interest expense	(2,738)	(2,154)	(584)	(27.1)
Income before income taxes	8,621	15,004	(6,383)	(42.5)
Provision for income taxes	(2,966)	(4,999)	2,033	(40.7)
Net income	$5,655	10,005	(4,350)	(43.5)

Net sales

Net sales increased $46.0 million, or 8.8%, to $570.5 million for the nine months ended June 30, 2017 compared to $524.5 million for the nine months ended June 30, 2016, primarily due to a $51.4 million increase in sales from new stores, partially offset by a $5.4 million decrease in comparable store sales. The decline in comparable store sales during the nine months ended June 30, 2017 was due to the impact of increased competition in the natural and organic sector, internally generated competition due to opening new stores in our existing markets and economic pressures in several of the markets we serve due to the lingering impact of depressed oil and natural gas prices and general economic uncertainty and, to a lesser extent, the loss of one selling day due to the occurrence of leap year in fiscal year 2016. Daily average comparable store sales decreased 0.7% for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016. The daily average comparable store sales decrease resulted from a 0.8% decrease in daily average transaction count and a 0.2% increase in average transaction size. Comparable store average transaction size was $35.65 for the nine months ended June 30, 2017. Daily average mature store sales decreased 2.1% for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016.

Gross profit

Gross profit increased $8.3 million, or 5.5%, to $159.1 million for the nine months ended June 30, 2017 compared to $150.8 million for the nine months ended June 30, 2016, primarily driven by an increase in the number of comparable stores and a slight improvement in product gross margin. Gross margin decreased to 27.9% for the nine months ended June 30, 2017 from 28.8% for the nine months ended June 30, 2016. Gross margin during the nine months ended June 30, 2017 was negatively impacted by an increase in occupancy costs as a percentage of sales, primarily due to the higher average lease expenses experienced at newer format stores opened since fiscal year 2012 and at relocated stores. The increase in occupancy cost as a percentage of sales also reflects the decrease in average mature store sales combined with the fixed nature of our rent obligations and related occupancy expenses.

We had 17 and 15 store leases that were classified as capital and financing lease obligations for the nine months ended June 30, 2017 and 2016, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the nine months ended June 30, 2017 and 2016, would have been approximately 55 basis points higher for each of the periods.

Store expenses

Store expenses increased $14.5 million, or 12.6%, to $129.3 million for the nine months ended June 30, 2017 compared to $114.8 million for the nine months ended June 30, 2016. Store expenses as a percentage of sales were 22.7% and 21.9% for the nine months ended June 30, 2017 and 2016, respectively. The increase in store expenses as a percentage of sales was primarily due to increases in labor-related expenses, depreciation, utilities and other store expenses partially offset by lower marketing expenses.

Administrative expenses

Administrative expenses increased $0.4 million, or 3.1%, to $14.9 million for the nine months ended June 30, 2017 compared to $14.5 million for the nine months ended June 30, 2016. The increase in administrative expenses was due to increased public company costs related to compliance with the requirements of Sarbanes-Oxley. Administrative expenses as a percentage of sales were 2.6% and 2.8% for the nine months ended June 30, 2017 and 2016, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.9 million, or 20.1%, to $3.5 million for the nine months ended June 30, 2017 compared to $4.4 million for the nine months ended June 30, 2016, due to the impact of the number and timing of new store openings and relocations. We opened 14 new stores and relocated one store during the nine months ended June 30, 2017 and opened 15 new stores, relocated three stores and remodeled one store during the nine months ended June 30, 2016. Pre-opening and relocation expenses as a percentage of sales were 0.6% and 0.8% for the nine months ended June 30, 2017 and 2016, respectively.

Interest expense

Interest expense, net of capitalized interest, increased $0.6 million, or 27.1%, for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016. The increase in interest expense is primarily due to higher average borrowings under our Credit Facility and an increase in the number of capital leases during the nine months ended June 30, 2017. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales for the nine months ended June 30, 2017 and 2016 would have been approximately 35 basis points lower than as reported in each period.

Income taxes

Our effective income tax rate for the nine months ended June 30, 2017 and 2016 was 34.4% and 33.3%, respectively. The increase in the effective income tax rate for the nine months ended June 30, 2017 was primarily due to the favorable return to provision adjustment for the nine months ended June 30, 2016.

Net income

Net income was $5.7 million, or $0.25 diluted earnings per share, for the nine months ended June 30, 2017 compared to $10.0 million, or $0.44 diluted earnings per share, for the nine months ended June 30, 2016.

Non-GAAP financial measures

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Net income	$598	2,680	5,655	10,005
Interest expense	876	768	2,738	2,154
Provision for income taxes	204	567	2,966	4,999
Depreciation and amortization	7,519	6,380	21,965	18,617
EBITDA	$9,197	10,395	33,324	35,775

EBITDA decreased 11.5% to $9.2 million in the three months ended June 30, 2017 compared to $10.4 million for the three months ended June 30, 2016. EBITDA decreased 6.9% to $33.3 million in the nine months ended June 30, 2017 compared to $35.8 million for the nine months ended June 30, 2016. EBITDA as a percent of sales was 4.7% and 5.8% in the three months ended June 30, 2017 and 2016, respectively. EBITDA as a percent of sales was 5.8% and 6.8% in the nine months ended June 30, 2017 and 2016, respectively. Stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 55 basis points for each of the three months ended June 30, 2017 and 2016, and by approximately 55 basis points for each of the nine months ended June 30, 2017 and 2016, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, interest and principal payments for outstanding indebtedness and corporate taxes. As of June 30, 2017, we had $5.1 million in cash and cash equivalents, as well as $16.5 million available for borrowing under our Credit Facility.

On May 5, 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may expend up to $10.0 million to repurchase shares of the Company’s common stock. During the three and nine months ended June 30, 2017, we repurchased 30,000 shares of our common stock for approximately $0.3 million (an average price of $8.71 per share) under the share repurchase program. We expect funding for any future share repurchases will come from operating cash flow, excess cash and/or borrowings under our Credit Facility. The timing and the amount of shares repurchased will be dictated by our capital needs and stock market conditions.

We plan to continue to open new stores, which may require us to borrow additional amounts under the Credit Facility. We plan to spend approximately $2.2 million to $4.2 million on capital expenditures during the remainder of fiscal year 2017 primarily in connection with one store relocation and the acquisition of property, plant and equipment not previously paid for. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store consisting of capital expenditures of approximately $1.7 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Nine months ended June 30,
	2017	2016
Net cash provided by operating activities	$35,857	20,732
Net cash used in investing activities	(34,163)	(39,290)
Net cash (used in) provided by financing activities	(588)	18,346
Net increase (decrease) in cash and cash equivalents	1,106	(212)
Cash and cash equivalents, beginning of period	4,017	2,915
Cash and cash equivalents, end of period	$5,123	2,703

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Net cash provided by operating activities increased $15.1 million, or 72.9%, to $35.9 million for the nine months ended June 30, 2017 compared to $20.7 million for the nine months ended June 30, 2016. The increase in cash provided by operating activities was primarily due to a change in working capital driven by accrued expenses, inventory and other purchases, partially offset by a decrease in net income, as adjusted for non-cash items such as depreciation and amortization resulting from the addition of new stores and deferred tax expense. Our working capital requirements for inventory will likely increase as we continue to open new stores. To effectively manage increases in inventory, we continue to focus on optimizing average store inventory.

Investing Activities

Net cash used in investing activities decreased $5.1 million, or 13%, to $34.2 million for the nine months ended June 30, 2017 compared to $39.3 million for the nine months ended June 30, 2016. This decrease was due to $2.6 million proceeds, net of commissions, related to the sale/leaseback of one store building and fewer new and relocated stores during the nine months ended June 30, 2017

Financing Activities

Cash (used in) provided by financing activities consists primarily of borrowings and repayments under our Credit Facility and payments of capital and financing lease obligations. Cash used in financing activities was $0.6 million for the nine months ended June 30, 2017 compared to cash provided by financing activities of $18.3 million for the nine months ended June 30, 2016. The change was primarily the result of lower net incremental borrowings on the Credit Facility for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016.

Credit Facility

The amount available for borrowing under the Credit Facility is $45.0 million, including a $5.0 million sublimit for standby letters of credit. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the ability to increase the amount available for borrowing under the Credit Facility by an additional amount that may not exceed $5.0 million if the lenders agree to provide an additional commitment or commitments. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on January 31, 2021.

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

We had $27.5 million outstanding under the Credit Facility as of June 30, 2017 and $27.4 million outstanding under the Credit Facility as of September 30, 2016. As of each of June 30, 2017 and September 30, 2016, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. We had $16.5 million available for borrowing under the Credit Facility as of June 30, 2017. As of June 30, 2017 and September 30, 2016, the Company was in compliance with the debt covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 5 of Notes to Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and in Part II, Item 2 of this Form 10-Q.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2017, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating leases(1)	$507,720	39,267	79,632	76,179	312,642
Capital and financing lease obligations, including principal and interest payments(2)	48,055	4,068	8,383	8,465	27,139
Contractual obligations for construction related activities(3)	-	-	-	-	-
Debt obligations(4)	27,477	-	-	27,477	-
Interest payments(5)	1,741	426	853	462	-
	$584,993	43,761	88,868	112,583	339,781

(1)	Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(2)

Represents the payments due under our capital and financing lease obligations for 17 stores, of which 16 were open as of June 30, 2017. We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(3)

Contractual obligations for construction-related activities include future payments to general contractors that are legally binding as of June 30, 2017 and relate to new store construction, relocations and remodels.

(4)

Represents the outstanding balance on our Credit Facility as of June 30, 2017. For purposes of this table, the outstanding balance is considered outstanding until January 31, 2021, which is the maturity date of the Credit Facility.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. The majority of our stores and facilities are leased. We own buildings in which four of our stores are located; those buildings are located on land that is leased pursuant to a ground lease. As of June 30, 2017, 17 store leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are periodically involved in various legal proceedings, including discrimination and other employment-related claims, customer personal injury claims, investigations and other proceedings arising in the ordinary course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from our estimates. We cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against us. In management’s opinion, based upon the information available at this time, we do not believe that the outcome of any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of the Company’s common stock during the three months ended June 30, 2017 by the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2017 to April 30, 2017	—	$—	67,970	$9,171
May 1, 2017 to May 31, 2017	—	—	67,970	9,171
June 1, 2017 to June 30, 2017	30,000	8.71	97,970	8,910
Total	30,000	$8.71	97,970	$8,910

(1)     Average price paid per share includes commissions paid.

(2)     On May 5, 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on August 3, 2017.

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 (unaudited) and September 30, 2016, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2017 and 2016 (unaudited), (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016 (unaudited) and (iv) Notes to Unaudited Interim Consolidated Financial Statements.

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