Form 10-K
period 2017-09-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2017-12-07
CIK 1547459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of the registrant’s common stock on March 31, 2017, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $99,487,066.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 1, 2017 was 22,347,709.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A for the 2018 Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2017.

Natural Grocers by Vitamin Cottage, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2017

i

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example “fiscal year 2017” refers to the year from October 1, 2016 to September 30, 2017).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Form 10-K) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 in addition to historical information. These forward-looking statements are included throughout this Form 10-K, including in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements that are not statements of historical fact, including those that relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, future growth, pending legal proceedings and other financial and operating information, are forward looking statements. We may use the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “target” and similar terms and phrases to identify forward-looking statements in this Form 10-K.

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

●

Quality. Every product on our shelves must go through a rigorous screening and approval process. Our mission includes providing the highest quality groceries and supplements, Natural Grocers branded products and only United States Department of Agriculture (USDA) certified organic, fresh produce.

●

EDAP - Every Day Affordable Price®. We work hard to secure the best possible prices on all of our customers’ favorite natural and organic foods and supplements. We believe everyone should be able to afford to help take care of their health by buying high quality competitively priced natural and organic products.

●	Community. From free nutrition education lectures, to bag-free checkouts, to sourcing local products, to our donation program, we strive to serve the communities that help shape our world.

●

Employees. Our employees make our company great. We work hard to ensure that our employees are able to live a healthy, balanced lifestyle. We support them with free nutrition education programs, good pay and excellent benefits.

In 1998, the second generation of the Isely family, including Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, purchased our predecessor and the Vitamin Cottage® trademark and assumed control of the business. Since then, we have grown our store count from 11 stores in Colorado to 140 stores in 19 states as of September 30, 2017. We have also implemented numerous organizational and operational improvements that have enhanced our ability to scale our operations. We believe that by staying true to our founding principles, we have been able to continue to attract new customers, extend our geographic reach and further solidify our competitive position.

Our Markets

We operate within the natural products retail industry, which is a subset of the United States grocery industry and the dietary supplement business. This industry includes conventional supermarkets, natural, gourmet and specialty food markets, domestic and foreign-based mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, online retailers, meal delivery services and multi-level marketers. Industry-wide sales of natural and organic foods and dietary supplements have experienced meaningful growth over the past several years, and we believe that growth will continue for the foreseeable future.

We believe the growth in sales of natural and organic foods and dietary supplements continues to be driven by numerous factors, including:

●	greater consumer focus on high-quality nutritional products;

●	an increased awareness of the importance of good nutrition to long-term wellness;

●	an aging United States population seeking to support healthy aging;

●	heightened consumer awareness about the importance of food quality and a desire to avoid pesticide residues, growth hormones, artificial ingredients and genetically engineered ingredients in foods;

●	concerns regarding antibiotic resistance caused by industrial livestock production practices;

●	growing consumer concerns over the use of harmful chemical additives in body care and household cleaning supplies;

●	well-established natural and organic brands, which generate additional industry awareness and credibility with consumers;

●	the growth in the number of consumers with unique dietary requirements as a result of allergies, chemical sensitivities, auto-immune disorders and other conditions; and

●	concerns about the depletion of non-renewable resources and the effects of carbon release on the global climate.

Our Competitive Strengths

We believe we are well-positioned to capitalize on favorable natural and organic grocery and dietary supplement industry dynamics as a result of the following competitive strengths:

Strict focus on high-quality natural and organic grocery products and dietary supplements. We offer high-quality products and brands, including an extensive selection of widely-recognized natural and organic food, dietary supplements, body care products, pet care products and books. We offer our customers an average of approximately 21,200 Stock Keeping Units (SKUs) of natural and organic products per comparable store (stores open for 13 months or longer), including an average of approximately 6,500 SKUs of dietary supplements. We believe our broad product offering enables our customers to shop our stores for substantially all of their grocery and dietary supplement purchases. In our grocery departments, we only sell USDA certified organic produce and do not approve for sale grocery products that are known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils. In addition, we only sell pasture-raised, non-confinement dairy products and free-range eggs (i.e., from chickens that are not only cage-free but also provided with sufficient space to move). Consistent with this strategy, our product selection does not include items that do not meet our strict quality guidelines. Our store managers enhance our robust product offering by customizing their stores’ selections to address the preferences of local customers. All products undergo a stringent review process to ensure the products we sell meet our strict quality guidelines, which we believe helps us generate long-term relationships with our customers based on transparency and trust.

Engaging customer service experience based on education and empowerment. We strive to offer consistently exceptional customer service in a shopper-friendly environment, which we believe creates a differentiated shopping experience, enhances customer loyalty and generates repeat visits from our clientele. A key aspect of our customer service model is to provide free nutrition education to our customers. We believe this focus provides an engaging retail experience while also empowering our customers to make informed decisions about their health. We offer our science-based nutrition education through our trained employees, our Health Hotline® magazine, community out-reach programs, one-on-one nutrition health coaching, nutrition classes, cooking demonstrations and our website. Our commitment to nutrition education and customer empowerment is emphasized throughout our entire organization, from executive management to store employees. Every store also maintains a Nutritional Health Coach, or NHC, position. The NHC is responsible for training our store employees and educating our customers about nutrition in accordance with applicable local, state and federal regulations. Each NHC must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. Substantially all of our NHCs are full-time employees. We believe our NHC position represents a key element of our customer service model.

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

Experienced and committed management team with proven track record. Our executive management team has an average of 39 years of experience in the natural grocery industry, while our entire management team has an average of over 31 years of relevant experience. Since the second generation of the Isely family assumed control of the business in 1998, we have grown our store count from 11 stores to 140 stores as of September 30, 2017 by remaining dedicated to our founding principles. Over their tenure, members of our executive management team have been instrumental in establishing a successful, scalable operating model, generating consistently strong financial results and developing an effective site selection and store opening process. The depth of our management experience extends beyond our home office. As of September 30, 2017, approximately 41.7% of our store managers at comparable stores had tenures of over four years with us, and our store and department managers at these stores had average tenures of over four years with us. In addition, we have a track record of promoting store management personnel from within. We believe our management’s experience at all levels will allow us to continue to grow our store base while maintaining operational excellence by driving efficiencies in store and back room operations, managing inventory levels and focusing on exceptional customer service.

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Expand our store base. We intend to continue expanding our store base through new store openings in existing markets, as well as penetrating new markets, by leveraging our core competencies of site selection and efficient store openings. In fiscal years 2017 and 2016, we opened 14 and 23 new stores, respectively, and we plan to open 8 to 10 new stores in fiscal year 2018, of which one opened during the first quarter of fiscal year 2018 prior to the filing of this Form 10-K. We have 12 signed leases for stores planned to open in fiscal years 2018 and beyond.

Store locations as of September 30, 2017.

Increase sales from existing customers. In order to increase our average ticket and the number of customer transactions, we plan to continue offering an engaging customer experience by providing science-based nutrition education and a differentiated merchandising strategy that delivers affordable, high-quality natural and organic grocery products and dietary supplements. We also plan to continue to utilize targeted marketing efforts to reach our existing customers, including through the {N}power® customer appreciation program, which we anticipate will drive customer transactions, increase the average ticket and convert occasional, single-category customers into core, multi-category customers.

Grow our customer base. We plan to continue building our brand awareness, which we anticipate will grow our customer base. During fiscal year 2017, we implemented several measures aimed at enhancing our brand awareness, including: (i) conducting television advertising campaigns in six markets; (ii) conducting a radio advertising campaign in all our markets; (iii) conducting outdoor advertising campaigns in approximately 50 markets; (iv) increasing the Company’s online presence, including through paid and/or organic placement on social media platforms such as Facebook, Twitter and Instagram, paid and organic internet searches and display advertisements; (v) increasing the frequency of offerings under the{N}power customer appreciation program; (vi) maintaining sponsorship arrangements with a US speed skater and a health and fitness expert; (vii) organizing special monthly promotions and events, such as Earth Day in April, on the anniversary of the Company’s founding in August, on the day of the solar eclipse in August and during the entire month of September to coincide with National Organic Harvest Month; (viii) extending home delivery services from 12 to 70 stores; and (ix) continuing to develop new collateral marketing materials.

We believe offering nutrition education has historically been one of our most effective marketing strategies for reaching new customers and increasing the demand for natural and organic groceries and dietary supplements in our markets. To maximize their impact, we encourage our Nutritional Health Coaches to focus on relationship-building opportunities in our communities and with our customers, including promotions, educational cooking events, lectures and classes in our stores. Additionally, we seek to attract new customers by enhancing their nutrition knowledge through the distribution of printed and digital versions of our broad range of educational resources, including the Health Hotline magazine. In addition to offering nutrition education, our strategy is to attract new customers with our EDAP - Every Day Affordable Price and to build community awareness through our support of local vendors and charities.

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

Our Store Format. Our stores range from approximately 5,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet. In fiscal year 2017, our 14 new stores averaged approximately 11,000 selling square feet. Approximately one quarter of our stores’ selling square footage is dedicated to dietary supplements. Some of our stores also include a dedicated community room available for public gatherings, a demonstration kitchen for cooking education and/or lecture space. Our comparable stores sell an average of approximately 21,200 SKUs of natural and organic products per store, including an average of approximately 6,500 SKUs of dietary supplements.

During fiscal year 2017, we introduced a new layout for our new stores, which is depicted in the following diagram:

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

Store-Level Economics. Since January 1, 2005, opening new stores has required an average upfront capital investment of approximately $2.1 million. We anticipate that our fiscal year 2018 new stores will require an average upfront capital investment of approximately $2.0 million, consisting of capital expenditures of approximately $1.4 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.3 million. The reduction in the average upfront capital investment in fiscal 2018 compared to prior years is driven primarily by a shift to a higher percentage of build-to-suit leases. We target approximately four years to recoup our initial net cash investments and approximately 30% cash-on-cash returns by the end of the fifth year following the opening. Our actual payback period averages approximately four years and generally ranges from three to six years.

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

Our Nutritional Health Coaches, or NHCs, are a core element of our nutrition education program. Every store has a NHC position to educate customers and train employees on nutrition. NHCs must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. To educate and empower customers to make informed nutrition choices, our NHCs are available for complimentary one-on-one nutrition health coaching sessions. Each NHC is also responsible for various relationship-building opportunities in our communities and with our customers, including educational activities such as nutrition classes, lectures, seminars, health fairs and store tours. To maximize the impact of our NHCs, we stress the importance of their focusing on in-store educational events, offering health coaching sessions and holding nutrition classes in the community by partnering with city and corporate wellness programs. During fiscal year 2017, our NHCs increased the number of their health coaching sessions and community nutrition classes while continuing to offer a variety of in-store education events. We believe that our NHCs’ focus on relationship-building opportunities in our communities and with our customers helps to enhance our marketing and branding initiatives. Additionally, our NHCs are an onsite resource for nutrition training and education for our employees. Each NHC trains our employees to use a compliant educational approach to customer service without attempting to diagnose or treat specific conditions or ailments. We believe our NHC position is a competitive differentiator and represents a key element of our customer service model.

Our training and education programs are supplemented by outside experts, online materials and printed handouts. We also use our Health Hotline to educate our customers. The Health Hotline is a magazine that was published seven times in fiscal year 2017. Each issue of the Health Hotline includes in-depth articles on health and nutrition, along with a selection of sale items. The Health Hotline is also distributed via the internet and social media.

Our Products

Product Selection Guidelines. We have a set of strict quality guidelines covering all products we sell. For example:

●

we do not approve for sale food known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils, regardless of the proportion of its natural or organic ingredients;

●	we only sell USDA certified organic produce;

●	we only sell pasture-raised, non-confinement dairy products and free-range eggs;

●	we only sell meats naturally raised without hormones, antibiotics or treatments and that were not fed animal by-products; and

●	we do not sell distilled spirits or tobacco products.

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

What We Sell. We operate both a full-service natural and organic grocery store and a dietary supplement store within a single retail location. The following is a breakdown of our sales mix for the fiscal year ended September 30, 2017:

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

■

Bulk Food and Private Label Products. We sell a wide selection of private label repackaged bulk and other products, including nuts, water, pasta, canned seafood, coconut oil, dried fruits, grains, granolas, honey, eggs, herbs, spices and teas. We also sell peanut and almond butters, freshly ground in-store under the Natural Grocers brand.

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

■

Dairy Products, Dairy Substitutes and Eggs. We offer a broad selection of natural and organic dairy products such as milk, cheeses, yogurts and beverages, as well as eggs and non-dairy substitutes made from almonds, coconuts, rice and soy. In fiscal year 2015, we began to sell only pasture-raised, non-confinement dairy products at all our stores. In fiscal year 2016, we began to sell only free-range eggs (i.e., from chickens that are not only cage-free but also provided with sufficient space to move) at all our stores.

■	Prepared Foods. Our stores have a convenient selection of refrigerated prepared fresh food items, including salads, sandwiches, salsa, hummus and wraps. The size of this offering varies by location.

■	Bread and Baked Goods. We receive regular deliveries of a wide selection of bakery products for our bakery section, which includes an extensive selection of gluten-free items.

■

Beverages. We offer a wide variety of beverages containing natural and organic ingredients. We also offer low-cost, self-serve filtered drinking water that is dispensed into one-gallon or larger containers provided by our customers. During fiscal year 2017, we started to offer kombucha on tap at 27 of our stores. We plan to expand the availability of kombucha on tap at our stores during fiscal year 2018.

■

Beer, wine and hard cider. In fiscal year 2017, we started to sell craft beer, craft hard cider and organic and biodynamic wine at one store in Denver, Colorado. We expect to commence selling craft beer, craft hard cider and organic and biodynamic wine at select additional stores during fiscal year 2018.

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

The key elements of our pricing strategy include:

●	EDAP - Every Day Affordable Price throughout our stores;

●	heavily advertised Health Hotline deals supported by manufacturer participation;

●	discounts offered to {N}power members;

●	short term price promotions related to holidays, targeted campaigns and other events;

●	in-store specials generally lasting for one month and not advertised outside the store;

●	managers’ specials, such as clearance, overstock, short-dated or promotional incentives; and

●	specials on seasonally harvested produce.

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

Store Management and Staffing. Our typical store staffing includes a manager and assistant manager, with department managers in each of the dietary supplement, grocery, dairy and frozen, produce, body care and receiving departments, as well as several non-management employees. Each store manager is responsible for monthly store profit and loss, including labor, merchandising and inventory costs. We also employ regional managers to oversee all store operations for regions consisting of approximately 11 to 14 stores. Each regional manager reports to, and is supported by, a director of store operations.

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

Sourcing and Vendors.  We source from approximately 1,100 suppliers, and offer over 3,200 brands. These suppliers range from small independent businesses to multi-national conglomerates. As of September 30, 2017, we purchased approximately 75.7% of the goods we sell from our top 20 suppliers. For the fiscal year ended September 30, 2017, approximately 62.3% of our total purchases were from United Natural Foods Inc. and its subsidiaries (UNFI). In fiscal year 2016, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through May 31, 2021. We maintain good relations with UNFI and believe we have adequate alternative supply methods, including self-distribution.

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

Our Employees

Commitment to our employees is one of our five founding principles. Employees are eligible for health, long-term disability, vision and dental insurance coverage, as well as Company paid short-term disability and life insurance benefits, after they meet eligibility requirements. Additionally, our employees are offered a 401(k) retirement savings plan with discretionary contribution matching opportunities. We believe we pay above average retail wages. In addition, all employees receive in store discounts and earn an additional $1.00 per hour, up to $40 per week, in “Vitamin Bucks,” which can be used to purchase products in our stores. It is important to us that our employees live a healthy, balanced lifestyle, and we believe that the discounts we offer our employees and the Vitamin Bucks incentive provide an additional resource for our employees to purchase natural and organic products. This further offers our employees the opportunity to become more familiar with the products we sell, which we believe improves the customer service our employees are able to provide. We believe these and other factors result in higher retention rates and encourage our employees to appreciate our culture, which helps them better promote our brand.

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

As of September 30, 2017, we employed 2,755 full-time and 515 part-time (less than 30 hours per week) employees, including a total of 297 employees at our home office and our bulk food repackaging facility and distribution center. None of our employees is subject to a collective bargaining agreement. We believe we have good relations with our employees.

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

Our Communities

One of our founding principles is to be an active member and steward of the communities we serve. As a commitment to this principle, we:

●	provide extensive free educational services to customers in the form of lectures, classes, printed resources, online resources, publications and one-on-one nutrition coaching;

●	participate in health fairs, school outreach, community wellness events and other activities to engage with and educate the community;

●	partner with city and corporate wellness programs;

●	disseminate new research on nutrition information;

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

Health Hotline. During fiscal year 2017, we converted our Health Hotline publication from a 20-page newsletter into a 32-page four color magazine. The newly formatted Health Hotline magazine contains a mix of in-depth health and nutrition articles, along with a selection of popular sale items. The articles aim to be relevant, science-based and written to reflect the most recent research findings. In fiscal year 2017, the Health Hotline magazine was published seven times and mailed to subscribers and distributed in our stores. An electronic version of the Health Hotline magazine was also distributed to subscribers in fiscal year 2017. We expect to publish the Health Hotline magazine eleven times in fiscal year 2018. Generally, we negotiate with our suppliers for significantly lower costs on Health Hotline sale items, which in turn allows us to offer low sale prices to our customers. Focused staff training at all locations occurs concurrently with the release of each Health Hotline to ensure that store staff are familiar with the content in each issue.

Website and Social Media. We maintain www.naturalgrocers.com as our official company website to host store information, sales flyers, educational materials, product information, policies and contact forms, advocacy and news items and e-commerce activities. Our website was designed to be functional, create an engaging user experience and maximize its reach and effectiveness. The design of our website was intended to be part of an overall enhanced branding strategy to more effectively communicate our brand’s unique and compelling attributes, including our founding principles. We believe the continued growth of site visitors, page views and other metrics of our website activity indicates that our content is timely and informative to the communities we serve. Our website is interlinked with other online and social media outlets, including Facebook, Instagram, Twitter, Pinterest and YouTube. During fiscal year 2017, we utilized paid and/or organic placement on platforms such as Facebook, Twitter and Instagram to enhance our social media presence. In addition, each of our stores has an individual Facebook page. We expect to increase such digital engagement activities during fiscal year 2018.

Advertising. Our advertising activities in fiscal year 2017 included: (i) conducting television advertising campaigns in six markets; (ii) conducting a radio advertising campaign in all our markets; (iii) conducting outdoor advertising campaigns in approximately 50 markets; (iv) utilizing organic search, search engine marketing, search engine optimization and display advertisements to deliver more customer traffic to our website and stores.

{N}power Customer Appreciation Program. The {N}power customer appreciation program was introduced at all our stores in fiscal year 2015. Registered users of {N}power receive digital coupons, personalized offers and other rewards, all by providing their phone number at the time of checkout. During fiscal year 2017, we increased the frequency of our {N}power offerings, which we believe helped to increase the membership in that program. We believe {N}power has enhanced customer loyalty and increased customer engagement levels.

Special Promotions. During fiscal year 2017, we organized special monthly promotions and events, such as Earth Day in April, on the anniversary of the Company’s founding in August, on the day of the solar eclipse in August and during the entire month of September to coincide with National Organic Harvest Month. Promotions included sweepstakes drawings and nutrition education classes. We expect to continue offering similar promotions and special events in the future.

Sponsorships. During fiscal year 2017, we maintained our sponsorship arrangements with a US speed skater and a health and fitness expert. Under these arrangements, the sponsored individuals attend “meet and greet” events at our stores, contribute articles to the Health Hotline magazine, share recipes and fitness tips on our website and participate in social media and other promotional activities on our behalf.

Home Delivery Services. We offer home delivery services in select markets in partnership with a third party. During fiscal year 2017, we expanded our home delivery services offering from 12 to 70 stores.

Online Pre-Ordering of Holiday Turkeys. During fiscal year 2017, we implemented an online process to pre-order organic and free-range turkeys for the Thanksgiving and Christmas holidays. We plan to expand this program to include organic and free-range ducks and geese during fiscal year 2018.

New Store Openings. We use various targeted marketing efforts to support the successful introduction of our new stores in their individual markets. In addition to the distribution of our Health Hotline magazine and Internet and social media efforts targeted to the region, we utilize direct mail distribution of a series of introductory postcards promoting our brand and providing discounts and other incentives for new customers. We also focus on community relationship-building activities, including a series of lectures and cooking and other demonstrations in each new store’s community room and/or demonstration kitchen. Other new store promotional activities include gift card giveaways, musical performances, appearances by our sponsorship partners and participation by local community leaders and organizations.

Competition

The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway, mass or discount retailers such as Wal-Mart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, foreign-based discount retailers such as Aldi and Lidl, specialty food retailers such as Sprouts and Trader Joe’s, warehouse clubs such as Sam’s Club and Costco, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, online retailers such as Amazon, meal delivery services such as Blue Apron and multi-level marketers. Competition in the grocery industry is likely to intensify, and shopping dynamics may shift, as a result of, among other things, Amazon’s acquisition of Whole Foods in August 2017, the plans of Aldi and Lidl to expand their presence in the United States and the expanding availability of grocery ordering, pick-up and delivery options. These businesses compete with us for customers on the basis of price, selection, quality, customer service, shopping experience or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage. In addition, we face internally generated competition when we open new stores in markets we already serve.

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

Trademarks and Other Intellectual Property

We believe that our intellectual property is important to the success of our business. We have received the registration of trademarks not only for Vitamin Cottage and Health Hotline but also for our logo, Natural Grocers by Vitamin Cottage® and Vitamin Cottage Natural Grocers® for appropriate categories of trade. In addition, we have received the registration of service marks for EDAP – Every Day Affordable Price, {N}power, Organic Headquarters® and Organic Month Headquarters® and the registration of a trademark for These Came First®. We do not own or license for use any patents, franchises or concessions that are material to our business. Our trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are properly maintained.

Information Technology Systems

We have made significant investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems. We use an ERP system with integrated merchandise management, reporting and accounting system at all of our stores, as well as at our bulk food repackaging facility and distribution center and for corporate functions including accounting, reporting and purchasing. Our ERP system application support and hardware functions are outsourced, which allows us to focus on our core business. We also have an enterprise-wide HRIS, which has enabled us to more efficiently and effectively onboard and train our employees at all locations. During fiscal year 2017, we completed the installation of EMV, or chip and PIN, point-of-sale terminals at all our stores. We plan to continue investing in our information technology infrastructure with systems that scale with and add efficiencies to our operations as we continue to grow.

Regulatory Compliance

The safety, formulation, manufacturing, processing, packaging, importation, labeling, promotion, advertising and distribution of products we sell in our stores, including private label products, are subject to regulation by several federal agencies, including the FDA, the Federal Trade Commission (the FTC), the USDA, the Consumer Product Safety Commission (the CPSC) and the Environmental Protection Agency (the EPA) and various agencies of the states and localities. Pursuant to the Food, Drug, and Cosmetic Act (the FDCA), the FDA regulates the safety, formulation, manufacturing, processing, packaging, labeling, importation and distribution of most foods, including pet food and dietary supplements (including vitamins, minerals, amino acids and herbs). In addition, the FTC has jurisdiction to regulate the promotion and advertising of these products.

Dietary Supplements. The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 (DSHEA). DSHEA established a framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements, defined “dietary supplement” and “new dietary ingredient” (NDI) and established statutory criteria for evaluating the safety of substances meeting the respective definitions. In the process, DSHEA removed dietary supplements and NDIs from pre-market approval requirements that apply to food additives and pharmaceuticals and established a combination of “notification” and “post marketing controls” for regulating product safety. Notwithstanding these changes, non-dietary ingredients in a dietary supplement remain subject to the FDA’s food additive authorities. The FDA does not require notification to market a dietary supplement if it contains only dietary ingredients that were present in the United States food supply prior to DSHEA’s enactment on October 15, 1994. However, for a dietary ingredient not present in the food supply prior to this date, or NDIs, the manufacturer must submit a pre-market NDI notification to the FDA, including information supporting the conclusion that the “new” ingredient will reasonably be expected to be safe at least 75 days before introducing an NDI into interstate commerce. As required by the Food Safety Modernization Act (FSMA), the FDA issued draft guidance in July 2011 and August 2016, which attempted to clarify when an ingredient would be considered an NDI, the evidence needed to document the safety of an NDI and appropriate methods for establishing the identity of an NDI. The draft guidance has not been finalized. If finalized, the draft guidance may cause dietary supplement products available in the market before DSHEA to be classified to include an NDI if the dietary supplement product was produced using manufacturing processes different from those used in 1994. Unless the guidance is changed significantly before becoming final, the costs of compliance in establishing the identity and safety of dietary ingredients will likely increase. The FDA has also begun taking other steps to simplify the process of determining whether a dietary ingredient requires an NDI notification. Specifically, on October 3, 2017, the FDA held a public meeting on the development of a list of dietary ingredients that predate DSHEA. While the FDA’s promulgation of a list of products that predate DSHEA would likely benefit the industry as a whole, it could cause market disruptions for products that are currently believed to predate DSHEA if they are not classified as such, because suppliers or manufacturers would need to go through the process of validating the safety of the ingredient and submitting an NDI notification.

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

DSHEA empowered the FDA to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements, including quality control, packaging and labeling. DSHEA also expressly permits dietary supplements to bear statements describing how a product affects the structure, function and general well-being of the body, if accompanied by a required disclaimer. Although manufacturers must be able to substantiate any such statement, no pre-market approval authorization is currently required for such statements and manufacturers need only notify the FDA that they are employing a given claim within 30 days of first marketing the product. No statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. DSHEA does, however, authorize supplement sellers to provide “third-party literature,” (e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits) in connection with the sale of a dietary supplement to consumers. This provision is an exception to the FDA’s broad powers over the promotion of regulated products. Accordingly, the authorization is limited and applies only if the publication is authored by a person other than the supplier or retailer of the product, is printed in its entirety, is not false or misleading, presents a balanced view of the available scientific information and does not “promote” a particular manufacturer or brand of dietary supplement and is displayed in an area physically separate from the dietary supplements.

FDA Regulated Food Products. The FDA has comprehensive authority to regulate the safety of food and food ingredients (including pet food and pet food ingredients), other than dietary supplements. Food additives and food contact substances are subject to pre-market approvals or notification requirements. The FDA’s overall food safety authority was dramatically enhanced in 2011 with the passage of FSMA. FSMA required the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food producers. Regulations promulgated under FSMA are in varying degrees of implementation. Regardless, the FDA’s authority under FSMA applies to all domestic food facilities and to all foreign facilities that supply us with food products. In addition, FSMA required the FDA to establish science-based minimum standards for the safe production and harvesting of produce, identify “high risk” foods and “high risk” facilities, set goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States. With respect to both foods and dietary supplements, FSMA meaningfully augmented the FDA’s ability to access both producers’ and suppliers’ records, as well as added new records that must be created and maintained. This increased access could cause the FDA to identify areas of concern it had not previously considered to be problematic for our suppliers and contract manufacturers. FSMA also gives the FDA authority to require food producers, distributors and sellers to recall adulterated or misbranded food if the FDA determines that there is a reasonable probability that the food will cause serious adverse health consequences to persons or animals. Additionally, FSMA increases the FDA’s authority for administrative detentions of adulterated and misbranded foods. FSMA also could cause enhanced tracking and tracing of food requirements and, as a result, added recordkeeping burdens upon our suppliers and contract manufacturers.

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

FDA Enforcement. The FDA has broad authority to enforce the provisions of the FDCA applicable to the safety, labeling, manufacturing, transport and promotion of foods and dietary supplements, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention of food, request or order a recall of illegal food products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the United States courts. Pursuant to FSMA, the FDA also has the power to refuse the import of any food or dietary supplement from a foreign supplier that is not appropriately verified as being in compliance with all FDA laws and regulations. Moreover, the FDA has the authority to administratively suspend the registration of any facility producing food, including supplements, deemed to present a reasonable probability of causing serious adverse health consequences.

Food and Dietary Supplement Advertising. The FTC exercises jurisdiction over the advertising of foods and dietary supplements. This includes the use of “Green” claims on products, including general claims about environmental benefit, appropriate qualifications for environmental benefit claims related to the manufacturing of products and claims about whether product packaging is recyclable or compostable. The FTC has the power to institute monetary sanctions and the imposition of “consent decrees” and penalties that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. In addition, private parties are increasingly initiating legal action against food and dietary supplement manufacturers for false or misleading labeling and/or advertising.

The FTC and FDA have authority to regulate the marketing and label claims of foods, functional foods, dietary supplements, probiotic preparations and homeopathic remedies. The FTC has taken that position that a Randomized Controlled Trial (RCT) or similar investigational research method is necessary to substantiate treatment based health claims. The FDA has stated that it takes a similar position on the substantiation required for structure function claims on dietary supplements, but its stance on RCTs is unclear in other areas. While it remains unclear when an RCT is required to substantiate claims on products such as foods, functional foods, dietary supplements and homeopathic remedies, the cost to implement such trials or similar investigational methods is high. If the FDA joins the FTC to uniformly require RCTs or similar methods in the future, the high cost and delays of RCTs or other investigational methods may disrupt the supply chain for these products or cause their removal from the market.

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

Segment Information

We have one reporting segment, natural and organic retail stores, through which we conduct all of our business. Please see the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2017, set forth in Part IV of this Form 10-K, for financial information regarding this segment.

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

During fiscal years 2017 and 2016, we opened 14 and 23 new stores, respectively. We plan to open eight to 10 new stores and relocate three to four existing stores in fiscal year 2018. We expect our rate of new store growth in the foreseeable future to continue to moderate compared to years prior to fiscal year 2017, depending on economic and business conditions and other factors. Delays or failures in opening new stores, or achieving lower than expected sales in new stores, could materially and adversely affect our growth. Our plans for continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ and may require us to upgrade our management information system and our distribution infrastructure. We currently operate a single bulk food repackaging facility and distribution center, which houses our bulk food repackaging operation. In order to support our recent and expected future growth and to maintain the efficient operation of our business, we may need to add additional capacity in the future. These increased demands and operating complexities could cause us to operate our business less efficiently, which could materially and adversely affect our operations, financial performance and future growth.

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

We have actively pursued new store growth and plan to continue doing so in the future (although the rate of new store growth in the foreseeable future is expected to continue to moderate compared to years prior to fiscal year 2017, depending on economic and business conditions and other factors). Our new store openings may not be successful or reach the sales and profitability levels of our existing stores. Although we target particular levels of cash-on-cash returns and capital investment for each of our new stores, new stores may not meet these targets. Any store we open may not be profitable or achieve operating results similar to those of our existing stores. New store openings may negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution to overall profitability during the initial period following opening. New stores build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our existing stores. New stores may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all. This may have an adverse effect on our business, financial condition and operating results.

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

Our store sales growth and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our store sales growth and quarterly financial performance, including:

●	changes in our merchandising strategy or product mix;

●	performance of our newer and remodeled stores;

●	the effectiveness of our inventory management;

●	the timing and concentration of new store openings, and the related additional human resource requirements and pre-opening and other start-up costs;

●	slowing in the natural and organic retail sector;

●	the cannibalization of existing store sales by new store openings;

●	levels of pre-opening expenses associated with new stores;

●	timing and effectiveness of our marketing activities;

●	consumer preferences, buying trends and spending levels;

●	food and commodity price inflation or deflation;

●	seasonal fluctuations due to weather conditions and extreme weather-related disruptions;

●	our ability to generate new and repeat visits to our stores and adequate levels of customer engagement;

●	actions by our existing or new competitors, including pricing changes and delivery and fulfillment options;

●	regulatory changes affecting availability and marketability of products;

●	supply shortages; and

●	general United States economic conditions and, in particular, the retail sales environment.

Accordingly, our results for any one fiscal year or quarter are not necessarily indicative of the results to be expected for any other year or quarter. Our comparable store sales during any particular future period may decrease. In the event of any future decrease, the price of our common stock could decline. For more information on our results of operations for fiscal years 2016 and 2017, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The markets for natural and organic groceries and dietary supplements are large, fragmented and highly competitive, with few barriers to entry. Our competition varies by market and includes conventional supermarkets, natural, gourmet and specialty food markets, mass and discount retailers, foreign-based discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, online retailers and multi-level marketers. These businesses compete with us for customers on the basis of price, product selection, quality, customer service, shopping experience or any combination of these or other factors. They also compete with us for products and locations. To the extent our competitors lower their prices, our ability to maintain sales levels and operating margins may be negatively impacted. In addition, some of our competitors are expanding their natural and organic food offerings or increasing the space allocated to natural and organic foods. Many of our competitors are larger, more established and have greater financial, marketing and other resources than we do, and may be able to adapt to changes in consumer preferences more quickly, devote greater resources to the marketing and sale of their products, or generate greater brand recognition. In addition, we face internally generated competition when we open new stores in markets we already serve. An inability to compete effectively may cause us to lose market share to our competitors and could have a material adverse effect on our business, financial condition and results of operations.

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

As a retailer of food and dietary supplements and a seller of many of our own private label products, we are subject to numerous federal and state health and safety laws and regulations. Our suppliers and contract manufacturers are also subject to such laws and regulations. These laws and regulations apply to many aspects of our business, including the sourcing of ingredients, manufacturing, packaging, labeling, distribution, advertising, sale, quality and safety of the products we sell, as well as the health and safety of our employees and the protection of the environment. In the United States, we are subject to regulation by various federal government agencies, including the FDA, the USDA, the FTC, the EPA, the CPSC and the Occupational Safety and Health Administration, as well as various state and local agencies. We are also subject to the requirements of the National Organic Program (NOP) Regulations, which are administered by USDA AMS and facilitate interstate and international commerce and the marketing of certain organically produced products, and provides assurance to our customers that such products meet consistent and uniform minimum base standards.

In addition, our sales of dietary supplements are regulated under the FDCA, as amended by DSHEA. The FDCA expressly permits dietary supplements to bear statements describing how a product affects the structure, function and general well-being of the body, if accompanied by a required disclaimer. However, no statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. If these laws and regulations were violated by our management, employees, suppliers, distributors or vendors, we could be subject to fines, penalties and sanctions, including injunctions against future shipment and sale of products, seizure and confiscation of products, prohibition on the operation of our stores, restitution and disgorgement of profits, operating restrictions and even criminal prosecution in some circumstances.

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

FSMA grants the FDA greater authority over the safety of the national food supply and required the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food manufacturers. Voluminous regulations and rules issued under FSMA are in varying degrees of implementation. Regardless, the FDA’s authority under FSMA applies to all domestic food facilities and to all foreign facilities that supply food products to the United States. In addition, FSMA required the FDA to establish science-based minimum standards for the safe production and harvesting of produce and increase inspection of foreign and domestic facilities. With respect to both food and dietary supplements, the FSMA meaningfully augmented the FDA’s ability to access both producers’ and suppliers’ records, as well as added new records that must be created and maintained. This increased access could permit the FDA to identify areas of concern it had not previously considered to be problematic either for us or for our suppliers. FSMA also requires the implementation of enhanced tracking and tracing of food and dietary supplements and, as a result, added recordkeeping burdens upon our suppliers. In addition, under the FSMA, the FDA now has the authority to inspect certifications and therefore evaluate whether foods and ingredients from our suppliers are compliant with the FDA’s regulatory requirements. Such inspections may delay the supply of certain products or result in certain products being unavailable to us for sale in our stores. The implementation of FSMA requirements may be too expensive or too complicated for some of our suppliers, which may result in certain products from small and/or local suppliers being unavailable to us for sale in our stores.

DSHEA established that no notification to the FDA is required to market a dietary supplement if it contains only dietary ingredients that were present in the United States food supply prior to October 15, 1994. However, a dietary ingredient not present in the food supply prior to that date is considered an NDI and the manufacturer is required to provide the FDA with information supporting the conclusion that the ingredient will reasonably be expected to be safe at least 75 days before introducing an NDI into interstate commerce. As required by the FSMA, the FDA issued draft guidance in July 2011 and August 2016, which attempted to clarify when an ingredient could be considered an NDI, the evidence needed to document the safety of an NDI and appropriate methods for establishing the identity of an NDI. The draft guidance has not yet been finalized. Unless the guidance is changed significantly before becoming final, the costs of compliance in establishing the identity and safety of dietary ingredients will likely increase. The FDA has also begun taking other steps to simplify the process of determining whether a dietary ingredient requires an NDI notification. Specifically, on October 3, 2017, FDA held a public meeting on the development of a list of dietary ingredients that predate DSHEA. While the FDA’s promulgation of a list of products that predate DSHEA would likely benefit the industry as a whole, it could cause market disruptions for products that are currently believed to predate DSHEA if they are not classified as such, because suppliers or manufacturers would need to go through the process of validating the safety of the ingredient and submitting an NDI notification. Accordingly, changes in dietary supplement regulation could materially adversely affect the availability of the dietary supplement products that we sell.

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

For our organic produce suppliers, there is some concern that implementation of FSMA may impact the ability of produce growers to farm organically. In the final Produce Safety Regulation, the FDA stated that it would exercise enforcement discretion against farmers complying with NOP standards for the application of biological soil amendments, a significant source of fertility input for organic production. But at the same time, the FDA stated that the NOP standard is not a food safety standard and that it would study and set a science based minimum standard at a later date and may promulgate a standard for the application of biological soil amendments that limits the ability of organic growers to use these inputs. The increased regulation and cost of growing produce due to the Produce Safety Regulation may impact organic produce suppliers.

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

The certified organic products we sell must be produced in compliance with government regulations and must comply with the requirements of USDA accredited certifiers in order to be labeled as such. Certain products we sell in our stores can lose their “organic” certification if their operation does not comply with the applicable standards and required practices of the USDA National Organic Program. The loss of any certifications could reduce the availability of organic products that we can sell in our stores and harm our business.

Disruptions affecting our significant suppliers, or our relationships with such suppliers, could negatively affect our business.

UNFI is our single largest third-party supplier, accounting for approximately 62.3% of our total purchases in fiscal year 2017. In fiscal year 2016, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through May 31, 2021. If our distribution agreement with UNFI were terminated or not renewed, we may be unable to establish alternative distribution channels on reasonable terms or at all. Due to this concentration of purchases from a single third-party supplier, the cancellation or non-renewal of our distribution agreement with UNFI, or the disruption, delay or inability of UNFI to deliver product to our stores, could materially and adversely affect our business, financial condition and results of operations. In addition, if UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, that supplier’s operations may be disrupted, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

If the United States were to withdraw from or materially modify the North American Free Trade Agreement (NAFTA) or certain other international trade agreements, or if tariffs on the foreign-sourced goods that we sell were to increase, or if a border adjustment tax were enacted, our business, financial condition and results of operations could be materially adversely affected.

Certain of the produce and other products that we sell at our stores are purchased, or contain ingredients sourced, from suppliers in Mexico, Canada and other foreign countries. President Donald Trump has expressed antipathy towards certain existing international trade agreements, including NAFTA, and made comments suggesting that he supports significantly increasing tariffs on goods imported into the United States. As of the date of this Form 10-K, it remains unclear what actions, if any, President Trump will take with respect to NAFTA, other international trade agreements and tariffs on goods imported into the United States. If the United States were to withdraw from or materially modify NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that we sell, such goods may no longer be available at a commercially attractive price or at all, which in turn could have a material adverse effect on our business, financial condition and results of operations.

In addition, President Trump and some members of Congress have expressed support for or interest in the enactment of a “border adjustment” tax, pursuant to which companies would not be allowed to deduct the cost of imports from their revenue to determine their taxable income. As of the date of this Form 10-K, it remains unclear whether a border adjustment tax will be formally proposed or enacted. The enactment of a border adjustment tax could have the net effect of increasing the cost of the foreign-sourced goods that we sell and make it more difficult for us to sell such goods at a commercially attractive price or at all, which in turn could have a material adverse effect on our business, financial condition and results of operations.

The current geographic concentration of our stores creates exposure to local economies, regional downturns, severe weather and other catastrophic occurrences.

As of September 30, 2017, we had primary store concentration in Colorado and Texas, operating 37 stores and 21 stores in those states, respectively. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population, competition, consumer preferences, wage increases, new or revised laws or regulations, fires, floods or other natural disasters in these regions. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our business, financial condition and results of operations.

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

Some of the specialty retail products that we sell in our stores are not generally available through other retail distribution channels such as drug stores, conventional grocery stores or mass merchandisers. In the future, our suppliers could decide to distribute such products through other retail distribution channels, allowing more of our competitors to offer these products to our core customers, which could negatively impact our revenues.

Our ability to operate our business effectively could be impaired if we fail to retain or attract key personnel or are unable to attract, train and retain qualified employees.

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. The loss of any member of our senior management team, particularly Kemper Isely or Zephyr Isely, our Co-Presidents since 1998, or Heather Isely or Elizabeth Isely, our Executive Vice Presidents since 1998, could have a material adverse effect on our ability to operate our business, financial condition and results of operations, unless, and until, we are able to find a qualified replacement. Furthermore, our ability to manage our new store growth will require us to attract, motivate and retain qualified managers, NHCs and store employees who understand and appreciate our culture and are able to represent our brand effectively in our stores. Competition for such personnel is intense, and we may be unable to attract, assimilate and retain the personnel required to grow and operate our business profitably. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. If we are unable to offer competitive wages, it may be more difficult for us identify, hire and retain qualified personnel or the quality of our workforce could decline, causing customer service to suffer.

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

While all of our employees are currently non-union, our employees may attempt to organize and join a union. In late fiscal year 2015 and early fiscal year 2016, the United Food and Commercial Workers Union (UFCW) sought unsuccessfully to organize workers at one of our stores in Idaho. In fiscal year 2017, the UFCW sought unsuccessfully to organize workers at one of our stores in in Washington State.

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

In addition, our lease costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all, and may not be able to find replacement locations that will provide for the same success as current store locations. Of the current leases for our stores, four expire in fiscal year 2018 (with respect to which two stores were relocated prior to the filing of this Form 10-K and one lease has been signed for a future store relocation), seven expire in fiscal year 2019, six expire in fiscal year 2020, 10 expire in fiscal year 2021 and the remainder expire between fiscal years 2022 and 2062.

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

We were affected by a data security incident during fiscal year 2015. Since that incident, we have implemented numerous additional security protocols in order to further enhance security. During fiscal year 2017, we completed the installation of EMV, or chip and PIN, point-of-sale terminals at all our stores. However, there can be no assurance that data security breaches will not occur in the future, or that any such data security breach will be detected in a timely manner.

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

We believe that our trademarks or service marks, trade dress, copyrights, trade secrets, know-how and similar intellectual property are important to our success. In particular, we believe that the Natural Grocers by Vitamin Cottage name is important to our business, as well as to the implementation of our growth strategy. Our principal intellectual property rights include registered marks on Vitamin Cottage, Health Hotline, Natural Grocers by Vitamin Cottage, Vitamin Cottage Natural Grocers, EDAP - Every Day Affordable Price, {N}power, Organic Headquarters, Organic Month Headquarters and These Came First, common law intellectual property rights in certain other marks used in our business, copyrights of our website content, rights to our domain names, including www.naturalgrocers.com and www.vitamincottage.com, and trade secrets and know-how with respect to our product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark or service mark and copyright law, trade secret protection and confidentiality agreements with our employees and certain of our consultants, suppliers and others to protect our proprietary rights. If we are unable to defend or protect or preserve the value of our trademarks or service marks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

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

Postage, paper and printing costs affect the cost of our promotional mailings. Previous changes in postal rates increased the cost of our Health Hotline mailings and previous increases in paper and printing costs increased the cost of producing our Health Hotline newspaper inserts. In response to any future increase in mailing costs, we may consider reducing the number and size of certain promotional pieces. In addition, we rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not party to any long-term contracts for the supply of paper.

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

We are party to a $50.0 million credit facility (our Credit Facility). Our Credit Facility is secured by a lien on substantially all of our assets and contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to incur additional indebtedness, grant liens, engage in certain merger, consolidation or asset sale transactions, make certain investments, make loans, advances, guarantees or acquisitions, engage in certain transactions with affiliates or permit certain sale and leaseback transactions without lender consent. We are also required to maintain certain financial measurements under our Credit Facility, including a consolidated leverage ratio. These covenants could restrict our operational flexibility, including our ability to open stores, and any failure to comply with these covenants or our payment obligations could limit our ability to borrow under our Credit Facility and, in certain circumstances, may allow the lender thereunder to require repayment.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could adversely impact our business.

As of September 30, 2017, we had outstanding indebtedness of $28.4 million under our Credit Facility. We may incur additional indebtedness in the future, including borrowings under our Credit Facility. Satisfying our debt repayment obligations may require us to divert funds identified for other purposes and could impair our liquidity position. Our inability to generate sufficient cash flow to satisfy our debt service obligations could have important consequences, including:

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

We depend upon cash flow from our operations and borrowings from our Credit Facility to fund our business and execute on our growth strategy. In the absence of sufficient cash flow from operations, available cash and available borrowing capacity under our Credit Facility, we may be unable to meet our liquidity needs. In that event, we may be required to seek additional equity or debt financing in order to fund capital expenditures, to provide additional working capital for our business or to fund the execution of our growth strategy. In addition, changes in economic conditions, or market conditions requiring a shift in our business model could result in our need for additional debt or equity financing. We cannot predict the timing or amount of any such capital requirements. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all. If financing is not available to us on satisfactory terms, or at all, we may be unable to operate or expand our business or to successfully pursue our growth strategy, and our results of operations may suffer. Pursuant to the New York Stock Exchange (NYSE) Listed Company Manual, in order to rely on the “controlled company” corporate governance exemptions, the Isely family is, or entities controlled by the Isely family are, required to retain more than 50% of the total voting power of our shares of common stock for the election of directors. As long as we intend to remain a “controlled company,” these voting requirements will constrain our ability to issue additional shares of our common stock in the future.

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

Failure to maintain effective internal control over financial reporting could lead to material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

As a public company, we are required to maintain internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley), we are required to file a report by management on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.

If we are unable to maintain effective internal control over financial reporting, if we identify any material weaknesses therein, if we are unsuccessful in our efforts to remediate any such material weakness, if our management is unable to report that our internal control over financial reporting is effective when required, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the SEC, the NYSE or other regulatory authorities, which could require additional financial and management resources.

Changes in accounting standards may materially impact reporting of our financial condition and reported results of operations.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as accounting for inventories, useful lives of long-lived assets for depreciation and amortization, impairment of finite-lived intangible and long-lived assets, impairment of goodwill and intangible assets, lease assumptions, self-insurance reserves, income taxes, stock-based compensation assumptions and mergers and acquisitions, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in underlying estimates, assumptions or judgments could significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations. As a result, changes in accounting standards may materially impact our reported results of operations.

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

The market price of our common stock is likely to fluctuate significantly from time to time in response to a number of factors, most of which we cannot control, including those described under “—Risks related to our business” and the following:

●	differences between our actual financial and operating results and those expected by investors;

●	fluctuations in our quarterly comparable store sales growth;

●	changes in our new store growth rate;

●	competitive conditions in our industry;

●	general economic conditions;

●	changes in our earnings guidance;

●	a change in the recommendation by any research analyst that follows our stock or any failure to meet the estimates made by research analysts;

●	the level and quality of securities research analyst coverage for our common stock;

●	investor perceptions of our prospects and the prospects of the grocery and dietary supplement industries;

●	the performance of our key vendors;

●	announcements by us, our vendors or our competitors regarding performance, strategy, significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

●	introductions of new product or new pricing policies by us or our competitors; and

●	failure to recruit or retain key personnel.

In addition, extreme price and volume fluctuations in the stock markets could affect the market price of equity securities.

An inability to maintain or improve levels of sales growth could cause our stock price to decline.

We may not be able to maintain or improve the levels of sales growth that we have experienced in the past. Our overall sales growth has fluctuated in the past and may fluctuate in the future. A variety of factors affect sales growth, including:

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

Many specialty retailers have been unable to sustain high levels of store sales growth during and after periods of substantial expansion. These factors may cause our store sales growth results to be materially lower than in prior periods, which could have a material adverse effect on our business, financial condition and results of operations, and could result in a decline in the price of our common stock.

Our current principal stockholders have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.

Members of the Isely family and certain persons, entities and accounts subject to a stockholders agreement relating to voting and limitations on the sale of shares, own or control approximately 57.4% of our common stock. Due to their holdings of common stock, members of the Isely family are able to continue to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, an amendment of our certificate of incorporation (except when a class vote is required by law), any merger or consolidation requiring common stockholder approval, and a sale of all or substantially all of the Company’s assets. Members of the Isely family have the ability to prevent change-in-control transactions as long as they maintain voting control of the Company. In addition, members of the Isely family and trusts controlled by them entered into a stockholders agreement by which they agreed to aggregate their voting power with regard to the election of directors.

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

If certain of our stockholders sell, or the market perceives that certain of our stockholders intend to sell, in the public market, substantial amounts of our common stock, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate. As of September 30, 2017, we had a total of 22,448,056 shares of common stock outstanding, of which 8,214,285 shares of common stock were issued in the IPO and 294,231 shares had been issued in connection with the vesting of restricted stock units issued under the 2012 Omnibus Incentive Plan, are registered and freely tradable without restriction under the Securities Act. Up to approximately 13,300,000 additional shares of common stock could be sold, subject to compliance with the requirements of the Securities Act and the stockholders agreement among members of the Isely family and certain persons, entities and accounts related to them. The Company believes approximately 440,000 additional restricted shares could be sold in exempt transactions.  The market price of our common stock could drop significantly if the holders of restricted stock sell them or are perceived by the market as intending to sell them. Also, in the future, we may issue shares of our common stock as a result of the vesting of up to 70,346 restricted stock units that were outstanding as of September 30, 2017 or in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of September 30, 2017, we had 140 stores located in 19 states, as shown in the following chart:

State	Number of Stores
Arizona	12
Arkansas	3
Colorado	37
Idaho	4
Iowa	5
Kansas	8
Minnesota	1
Missouri	4
Montana	4
Nebraska	3
Nevada	3
New Mexico	5
North Dakota	2
Oklahoma	7
Oregon	9
Texas	21
Utah	7
Washington	3
Wyoming	2

During the fiscal years ended September 30, 2017 and 2016, we opened 14 and 23 new stores, respectively. We plan to open eight to 10 new stores in fiscal year 2018, of which one new store opened during the first quarter of fiscal year 2018 prior to the filing of this Form 10-K. In addition, we plan to relocate three to four stores in fiscal year 2018. We have signed leases for an additional 12 new stores that we expect to open in fiscal years 2018 and beyond.

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

Currently, we own buildings in which five of our stores are located; those buildings are located on land that is leased pursuant to a ground lease.  Lease terms typically range between 10 and 20 years, with additional renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the current leases for our stores, four expire in fiscal year 2018 (with respect to which two stores were relocated prior to the filing of this Form 10-K and one lease has been signed for a future store relocation), seven expire in fiscal year 2019, six expire in fiscal year 2020, ten expire in fiscal year 2021; and the remainder will expire between fiscal years 2022 and 2062. We expect that we will be able to renegotiate these leases or relocate these stores as necessary.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the symbol “NGVC.”

Price Range of Our Common Stock

The following table shows the high and low sale prices per share of our common stock as quoted by the NYSE for the periods indicated:

Fiscal year ended September 30, 2017	High	Low
First Quarter (October 1, 2016 – December 31, 2016)	$12.65	$10.60
Second Quarter (January 1, 2017 – March 31, 2017)	13.65	10.20
Third Quarter (April 1, 2017 – June 30, 2017)	11.39	8.00
Fourth Quarter (July 1, 2017 – September 30, 2017)	8.81	5.43

Fiscal year ended September 30, 2016	High	Low
First Quarter (October 1, 2015 – December 31, 2015)	$25.85	$19.50
Second Quarter (January 1, 2016 – March 31, 2016)	22.43	16.59
Third Quarter (April 1, 2016 – June 30, 2016)	21.97	12.29
Fourth Quarter (July 1, 2016 – September 30, 2016)	14.21	10.63

Holders of Record

As of December 1, 2017, there were 110 holders of record of our common stock, and the closing price of our common stock was $7.85.

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

Performance Graph

The graph below compares the cumulative return to holders of our common stock relative to the cumulative total returns of the NYSE Composite Index and the S&P Food Retail Index from September 30, 2012 to September 30, 2017. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes from September 30, 2012 to September 30, 2017. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The preceding information under the caption Performance Graph shall be deemed to be furnished, but not filed with the SEC.

Use of Proceeds From Registered Securities

None.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Certain information about our share repurchases is set forth under the heading "Stockholders’ Equity - Share Repurchases" in Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

	Year ended September 30,
	2017	2016	2015	2014	2013
Statements of Income Data (dollars in thousands):
Net sales	$769,030	705,499	624,678	520,674	430,655
Cost of goods sold and occupancy costs	556,694	503,727	442,582	369,172	304,922
Gross profit	212,336	201,772	182,096	151,502	125,733
Store expenses	174,350	156,158	132,131	108,657	89,935
Administrative expenses	20,089	19,242	17,514	14,823	13,479
Pre-opening and relocation expenses	3,799	5,993	3,822	3,774	3,231
Operating income	14,098	20,379	28,629	24,248	19,088
Interest expense	(3,793)	(3,044)	(2,993)	(2,496)	(2,166)
Other income, net	—	—	—	2	9
Income before income taxes	10,305	17,335	25,636	21,754	16,931
Provision for income taxes	(3,414)	(5,864)	(9,432)	(8,281)	(6,379)
Net income	$6,891	11,471	16,204	13,473	10,552
Per Share Data:
Net income per share of common stock (EPS)
Basic	$0.31	0.51	0.72	0.60	0.47
Diluted	$0.31	0.51	0.72	0.60	0.47
Shares used in computation of EPS
Basic	22,453,409	22,492,986	22,490,260	22,466,432	22,399,346
Diluted	22,463,675	22,507,152	22,500,833	22,479,835	22,441,382
Other Financial Data (Unaudited) (dollars in thousands):
EBITDA(1)	$43,609	45,912	49,966	41,462	32,593
EBITDA margin(2)	5.7%	6.5	8.0	8.0	7.6

Other Operating Data (Unaudited):
Number of stores at end of period	140	126	103	87	72
Number of stores opened during the period	14	23	16	15	13
Number of stores relocated and remodeled during the period	2	5	2	2	3
Change in comparable store sales(3)	(0.2)%	1.7	5.9	5.6	10.8
Change in daily average comparable store sales(3)	0.1%	1.4	5.9	5.6	11.1
Change in mature store sales(4)	(1.9)%	(0.7)	2.6	3.4	6.1
Change in daily average mature store sales(4)	(1.6)%	(1.0)	2.6	3.4	6.4

Gross square footage at end of period(5)	2,260,914	2,031,711	1,668,534	1,354,204	1,097,708
Selling square footage at end of period(5)	1,483,413	1,331,785	1,089,020	892,908	728,609
Average comparable store size (gross square feet)(6)	16,125	16,239	15,579	15,250	13,900
Average comparable store size (selling square feet)(6)	10,570	10,581	10,250	10,125	9,872
Comparable store sales per selling square foot during period(7)	$577	645	678	708	729

	As of September 30,
	2017	2016	2015	2014	2013
Selected Balance Sheet Data (dollars in thousands):
Cash and cash equivalents	$6,521	4,017	2,915	5,113	8,132
Total assets	299,991	282,246	233,924	188,985	159,903
Total debt(8)	61,820	59,335	27,607	21,977	19,822
Total stockholders’ equity	133,883	126,725	115,488	98,854	84,533

(1)

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

The following table reconciles net income to EBITDA, dollars in thousands:

	Year ended September 30,
	2017	2016	2015	2014	2013
Net income	$6,891	11,471	16,204	13,473	10,552
Interest expense	3,793	3,044	2,993	2,496	2,166
Provision for income taxes	3,414	5,864	9,432	8,281	6,379
Depreciation and amortization	29,511	25,533	21,337	17,212	13,496
EBITDA	$43,609	45,912	49,966	41,462	32,593

(2)

EBITDA margin is defined as the ratio of EBITDA to net sales. We present EBITDA margin because it is used by management as a performance measurement of EBITDA generated from net sales. See footnote (1) above for a discussion of EBITDA as a non-GAAP financial measure and a reconciliation of net income to EBITDA.

(3)

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

(4)

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

(5)	Gross square footage and selling square footage at the end of the period include the square footage for all stores that were open as of the end of the period presented.

(6)

Average comparable store size for gross square feet and selling square feet are calculated using the average store size for all stores that were in the comparable store base as of the end of the period presented.

(7)

Comparable store sales per selling square foot is calculated using comparable store sales for the period divided by the weighted average selling square feet per store based on the amount of time the store was included in the comparable store base during the period.

(8)

Total debt includes capital and financing lease obligations and outstanding borrowings under our Credit Facility. As of September 30, 2017 and 2016, $28.4 and $27.4 million, respectively, was outstanding under our Credit Facility.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of September 30, 2017, we operated 140 stores in 19 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from approximately 5,000 to 16,000 selling square feet. For the year ended September 30, 2017, our new stores averaged approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. Over the last five fiscal years, our store base has grown at a compound annual growth rate of 18.9%, including 14, 23 and 16 new stores in fiscal years 2017, 2016 and 2015, respectively. We relocated two existing stores in fiscal year 2017. We plan to open eight to 10 new stores and relocate three to four stores in fiscal year 2018. Between September 30, 2017 and the date of this Form 10-K, we opened one new store in Utah and relocated one store in Colorado. As of the date of this report, we also have signed leases for an additional 12 new store locations expected to open in fiscal years 2018 and beyond.

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

●	Net sales. Net sales were $769.0 million for the year ended September 30, 2017, an increase of $63.5 million, or 9.0%, compared to net sales of $705.5 million for the year ended September 30, 2016.

●	Comparable store sales. Comparable store sales for the year ended September 30, 2017 decreased 0.2% from the year ended September 30, 2016.

●

Daily average comparable store sales. Daily average comparable store sales, which removes the effect of one more selling day in the year ended September 30, 2016 as a result of the occurrence of leap year in fiscal 2016, increased 0.1% over the year ended September 30, 2016.

●

Mature store sales. Mature store sales for the year ended September 30, 2017 decreased 1.9% from the year ended September 30, 2016. For fiscal year 2017, mature stores include all stores open during or before fiscal year 2012.

●

Daily average mature store sales. Daily average mature store sales, which removes the effect of one more selling day in the year ended September 30, 2016, as a result of the occurrence of leap year in fiscal 2016, decreased 1.6% from the year ended September 30, 2016.

●	Net income. Net income was $6.9 million for the year ended September 30, 2017, a decrease of $4.6 million, or 39.9%, compared to net income of $11.5 million for the year ended September 30, 2016.

●

EBITDA. EBITDA was $43.6 million in the year ended September 30, 2017, a decrease of $2.3 million, or 5.0%, compared to EBITDA of $45.9 million for the year ended September 30, 2016. EBITDA is not a measure of financial performance under GAAP. Refer to the “Selected Financial Data” section of this Form 10-K for a definition of EBITDA and a reconciliation of the Company’s net income to EBITDA.

●

Liquidity. As of September 30, 2017, cash and cash equivalents was $6.5 million and $28.4 million was outstanding and $20.6 million was available for borrowing under our $50.0 million Credit Facility. As of September 30, 2017, the Company had outstanding letters of credit of $1.0 million, which amount was reserved against the amount available for borrowing under the terms of our Credit Facility.

●	New store growth. We have opened 81 new stores since the beginning of fiscal year 2013, with 140 stores open as of September 30, 2017. We opened 14 new stores in fiscal year 2017.

●	Store Relocations and Remodels. We relocated two existing stores in fiscal year 2017.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. In this regard, we believe our financial results for the year ended September 30, 2017 reflected economic pressures in several of the markets we serve due to general economic uncertainty and the lingering impact of depressed oil and natural gas prices, although the negative impact of depressed oil and natural gas prices moderated during the fourth quarter of fiscal year 2017.

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue into the foreseeable future. Our financial results for the year ended September 30, 2017 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

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

●

Increased Competition. The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway, mass or discount retailers such as Wal-Mart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, foreign-based discount retailers such as Aldi and Lidl, specialty food retailers such as Sprouts and Trader Joe’s, warehouse clubs such as Sam’s Club and Costco, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, online retailers such as Amazon, meal delivery services and multi-level marketers. Competition in the grocery industry is likely to intensify, and shopping dynamics may shift, as a result of, among other things, Amazon’s acquisition of Whole Foods in August 2017, the plans of Aldi and Lidl to expand their presence in the United States and the expanding availability of grocery ordering, pick-up and delivery options. These businesses compete with us on the basis of price, selection, quality, customer service, shopping experience, ease of ordering and delivery or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage. In addition, we face internally generated competition when we open new stores in markets we already serve.

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

We plan for the foreseeable future to continue opening new stores and entering new markets. The rate of new store growth in the foreseeable future is expected to continue to moderate compared to years prior to fiscal year 2017, depending on economic and business conditions and other factors. During the past few years, we have expanded our infrastructure to enable us to support our continued growth. This has included implementing our enterprise resource planning system, hiring key personnel, developing efficient new store opening construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center. During fiscal year 2015, we redesigned our website (www.naturalgrocers.com) to enhance functionality, create a more engaging user experience and increase its reach and effectiveness. In addition, in fiscal year 2015 we introduced the {N}power customer appreciation program at all of our stores, which we believe has enhanced customer loyalty and increased customer engagement levels.

We believe there are opportunities for us to continue to expand our store base, expand profitability and increase comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry and regional and general economic conditions. In this regard, during the fiscal year ended September 30, 2017 the rate of growth in our comparable store sales declined compared to the prior fiscal years as a result of the impact of increased competition in the natural and organic retail sector, internally generated competition due to opening new stores in our existing markets and economic pressures in several of the markets we serve due to general economic uncertainty and the lingering impact of depressed oil and natural gas prices, although the negative impact of depressed oil and natural gas prices moderated during the fourth quarter of fiscal year 2017.

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, inventory shrink and store occupancy costs. Store occupancy costs include rent, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility. The components of our cost of goods sold and occupancy costs may not be identical or comparable to those of our competitors. Occupancy costs as a percentage of sales typically decrease as new stores mature and increase sales. We do not record in cost of goods sold and occupancy costs rent payments for leases classified as capital and financing lease obligations. Rather, these rent payments are recognized as a reduction of the related obligations and as interest expense. Additionally, depreciation expense related to the capitalized asset is recorded in store expenses.

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

Administrative expenses

Administrative expenses consist of home office-related expenses, such as salary and benefits, share-based compensation, office supplies, hardware and software expenses, depreciation and amortization expense, occupancy costs (including rent, common area maintenance, real estate taxes and utilities), professional services expenses, expenses associated with our Board, expenses related to compliance with the requirements of Sarbanes-Oxley, and other general and administrative expenses. Depreciation expense included in administrative expenses relates to depreciation for assets directly used at the home office including depreciation on land improvements, leasehold improvements, fixtures and equipment and computer hardware and software.

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

Operating income

Operating income consists of gross profit less store expenses, administrative expenses and pre-opening and relocation expenses. Operating income can be impacted by a number of factors, including the timing of new store openings and store relocations, whether or not a store lease is classified as an operating or a capital or financing lease, as well as changes in store expenses and administrative expenses. The amount of time it takes for new stores to become profitable can vary depending on a number of factors, including location, competition, a new market versus an existing market and the strength of store management.

Interest expense

Interest expense consists of the interest associated with capital and financing lease obligations, net of capitalized interest. Interest expense also includes interest we incur on our outstanding indebtedness, including under our Credit Facility. As of September 30, 2017 and 2016, $28.4 million and $27.4 million, respectively, was outstanding under our Credit Facility. As of September 30, 2015, no amounts were outstanding under the credit facility that was in place prior to our current Credit Facility (the Prior Credit Facility).

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Year ended September 30,
	2017	2016	2015
Statements of Income Data:*
Net sales	100.0%	100.0	100.0
Cost of goods sold and occupancy costs	72.4	71.4	70.8
Gross profit	27.6	28.6	29.2
Store expenses	22.7	22.1	21.2
Administrative expenses	2.6	2.7	2.8
Pre-opening and relocation expenses	0.5	0.8	0.6
Operating income	1.8	2.9	4.6
Interest expense	(0.5)	(0.4)	(0.5)
Income before income taxes	1.3	2.5	4.1
Provision for income taxes	(0.4)	(0.8)	(1.5)
Net income	0.9%	1.6	2.6
__________________________
*Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	140	126	103
Store unit count increase period over period	11.1%	22.3	18.4
Change in comparable store sales	(0.2)%	1.7	5.9
Change in daily average comparable store sales	0.1%	1.4	5.9
Change in mature store sales	(1.9)%	(0.7)	2.6
Change in daily average mature store sales	(1.6)%	(1.0)	2.6

Year ended September 30, 2017 compared to Year ended September 30, 2016

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Change in
	2017	2016	Dollars	Percent
Statements of Income Data:
Net sales	$769,030	705,499	63,531	9.0%
Cost of goods sold and occupancy costs	556,694	503,727	52,967	10.5
Gross profit	212,336	201,772	10,564	5.2
Store expenses	174,350	156,158	18,192	11.6
Administrative expenses	20,089	19,242	847	4.4
Pre-opening and relocation expenses	3,799	5,993	(2,194)	(36.6)
Operating income	14,098	20,379	(6,281)	(30.8)
Interest expense	(3,793)	(3,044)	(749)	24.6
Income before income taxes	10,305	17,335	(7,030)	(40.6)
Provision for income taxes	(3,414)	(5,864)	2,450	(41.8)
Net income	$6,891	11,471	(4,580)	(39.9)

Net sales

Net sales increased $63.5 million, or 9.0%, to $769.0 million for the year ended September 30, 2017 compared to $705.5 million for the year ended September 30, 2016, primarily due to a $65.1 million increase in new store sales, partially offset by a $1.6 million, or 0.2%, decrease in comparable store sales. Our 0.2% decrease in comparable store sales in fiscal year 2017 compares to a 1.7% increase in comparable store sales in fiscal year 2016. The decline in comparable store sales during the year ended September 30, 2017 was due to the impact of increased competition in the natural and organic sector, one less selling day due to the occurrence of leap year in fiscal year 2016, internally generated competition due to opening new stores in our existing markets, general economic uncertainty and the lingering impact of depressed oil and natural gas prices, although the negative impact of depressed oil and natural gas prices moderated during the fourth quarter of fiscal year 2017.

Daily average comparable store sales increased 0.1% for the year ended September 30, 2017 compared to an increase of 1.4% for the year ended September 30, 2016. The daily average comparable store sales increase in fiscal year 2017 resulted from a 0.4% increase in average transaction size, partially offset by a 0.3% decrease in daily average transaction count. Comparable store average transaction size was $35.38 for the year ended September 30, 2017. Daily average mature store sales decreased 1.6% for the year ended September 30, 2017 compared to a decrease of 1.0% for the year ended September 30, 2016.

Gross profit

Gross profit increased $10.6 million, or 5.2%, to $212.3 million for the year ended September 30, 2017 compared to $201.8 million for the year ended September 30, 2016, primarily driven by an increase in the number of comparable stores. Gross margin decreased to 27.6% for the year ended September 30, 2017 from 28.6% for the year ended September 30, 2016. Gross margin for the year ended September 30, 2017 was negatively impacted by an increase in occupancy costs as a percentage of sales, primarily due to the higher average lease expenses experienced at newer format stores opened since fiscal year 2012 and at relocated stores. The increase in occupancy cost as a percentage of sales also reflects the decrease in average mature store sales combined with the fixed nature of our rent obligations and related occupancy expenses. Additionally, product margin as a percentage of sales during fiscal year 2017 decreased slightly due to our promotional pricing campaigns and, to a lesser extent, a shift to lower margin products.

For the years ended September 30, 2017 and 2016, the Company had 17 and 16 leases, respectively, for stores which were classified as capital and financing lease obligations. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during each of the years ended September 30, 2017 and 2016 would have been approximately 55 basis points higher for each period.

Store expenses

Store expenses increased $18.2 million, or 11.6%, to $174.4 million in the year ended September 30, 2017 from $156.2 million in the year ended September 30, 2016. Store expenses as a percentage of sales were 22.7% and 22.1% for the years ended September 30, 2017 and 2016, respectively. The increase in store expenses as a percentage of sales in fiscal year 2017 was primarily due to increases in labor-related expenses, depreciation, utilities and other store expenses.

Administrative expenses

Administrative expenses increased $0.8 million, or 4.4%, to $20.1 million for the year ended September 30, 2017 compared to $19.2 million for the year ended September 30, 2016. The increase in administrative expenses was due to increased public company costs related to compliance with the requirements of Sarbanes-Oxley and increased technology and communication costs. Administrative expenses as a percentage of sales were 2.6% and 2.7% for the years ended September 30, 2017 and 2016, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $2.2 million, or 36.6%, to $3.8 million for the year ended September 30, 2017 compared to $6.0 million for the year ended September 30, 2016. The decrease in pre-opening and relocation expenses was primarily due to the impact of the number and timing of new store openings and relocations. Pre-opening and relocation expenses as a percentage of sales were 0.5% and 0.8% for the years ended September 30, 2017 and 2016, respectively. The numbers of stores opened, relocated and remodeled were as follows for the periods presented:

	Year ended September 30,
	2017	2016
New stores	14	23
Relocated stores	2	4
Remodeled stores	0	1
	16	28

Interest expense

Interest expense, net of capitalized interest, increased $0.7 million, or 24.6%, in the year ended September 30, 2017 compared to the year ended September 30, 2016, primarily due to higher average borrowings under our Credit Facility and an increase in the number of capital leases during the year ended September 30, 2017. If our capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 45 and 50 basis points lower than as reported in each of the years ended September 30, 2017 and 2016, respectively.

Income taxes

Provision for income taxes decreased $2.5 million, or 41.8%, in the year ended September 30, 2017 compared to the year ended September 30, 2016, primarily due to a $7.0 million decrease in income before income taxes and a decrease in the estimated annual tax rate in the year ended September 30, 2017. Our effective tax rate decreased from 33.9% in the year ended September 30, 2016 to 33.1% in the year ended September 30, 2017, primarily due to higher federal tax credits for the year ended September 30, 2017. For the year ended September 30, 2017, the federal tax rate remained at 35.0% for our deferred tax assets and liabilities.

Net income

Net income was $6.9 million, or $0.31 in diluted earnings per share, in the year ended September 30, 2017 compared to $11.5 million, or $0.51 in diluted earnings per share, in the year ended September 30, 2016.

Year ended September 30, 2016 compared to the year ended September 30, 2015

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Change in
	2016	2015	Dollars	Percent
Statements of Income Data:
Net sales	$705,499	624,678	80,821	12.9%
Cost of goods sold and occupancy costs	503,727	442,582	61,145	13.8
Gross profit	201,772	182,096	19,676	10.8
Store expenses	156,158	132,131	24,027	18.2
Administrative expenses	19,242	17,514	1,728	9.9
Pre-opening and relocation expenses	5,993	3,822	2,171	56.8
Operating income	20,379	28,629	(8,250)	(28.8)
Interest expense	(3,044)	(2,993)	(51)	1.7
Income before income taxes	17,335	25,636	(8,301)	(32.4)
Provision for income taxes	(5,864)	(9,432)	3,568	(37.8)
Net income	$11,471	16,204	(4,733)	(29.2)

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

For the years ended September 30, 2016 and 2015, the Company had 16 and 13 leases, respectively, for stores which were classified as capital and financing lease obligations. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during each of the years ended September 30, 2016 and 2015 would have been approximately 55 and 60 basis points higher, respectively, than as reported.

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

Non-GAAP financial measure

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization. The following table reconciles net income to EBITDA, dollars in thousands:

	Year ended September 30,
	2017	2016	2015
Net income	$6,891	11,471	16,204
Interest expense	3,793	3,044	2,993
Provision for income taxes	3,414	5,864	9,432
Depreciation and amortization	29,511	25,533	21,337
EBITDA	$43,609	45,912	49,966

---------------------

EBITDA decreased 5.0% to $43.6 million in the year ended September 30, 2017 compared to $45.9 million in the year ended September 30, 2016. EBITDA as a percentage of sales was 5.7% and 6.5% for the years ended September 30, 2017 and 2016, respectively. The stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 55 and 55 basis points, respectively, for the years ended September 30, 2017 and 2016 due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening date if these leases had been accounted for as operating leases.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service and corporate taxes. As of September 30, 2017, we had $6.5 million in cash and cash equivalents, as well as $20.6 million available for borrowing under our Credit Facility.

On May 5, 2016, our Board authorized a new two-year share repurchase program pursuant to which the Company may expend up to $10.0 million to repurchase shares of the Company’s common stock. During the year ended September 30, 2017, we repurchased 30,000 shares of our common stock for approximately $0.3 million (an average price of $8.71 per share) under the share repurchase program. During the year ended September 30, 2016, we repurchased 67,970 shares of our common stock for approximately $0.8 million (an average price of $12.20 per share) under the share repurchase program. We expect funding of share repurchases will come from operating cash flow, excess cash and/or borrowings under the Credit Facility. The timing and the number of shares purchased will be dictated by our capital needs and stock market conditions.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Year ended September 30,
	2017	2016	2015

Net cash provided by operating activities	$40,849	28,827	41,003
Net cash used in investing activities	(38,499)	(53,740)	(42,338)
Net cash provided by (used in) financing activities	154	26,015	(863)
Net increase (decrease) in cash and cash equivalents	2,504	1,102	(2,198)
Cash and cash equivalents, beginning of year	4,017	2,915	5,113
Cash and cash equivalents, end of year	$6,521	4,017	2,915

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $12.0 million, or 41.7%, to $40.8 million in the year ended September 30, 2017, from $28.8 million in the year ended September 30, 2016. The increase in cash provided by operating activities was primarily due to a change in working capital driven by accrued expenses, and other purchases, partially offset by a decrease in net income, as adjusted for non-cash items such as depreciation and amortization resulting from the addition of new stores and deferred tax expense. Our working capital requirements for inventory will likely increase as we continue to open new stores.

During the year ended September 30, 2016, cash provided by operating activities decreased $12.2 million, or 29.7%, to $28.8 million from $41.0 million in the year ended September 30, 2015. The decrease in cash provided by operating activities was primarily due to a decrease in net income, as adjusted for non-cash items such as depreciation and amortization resulting from the addition of new stores and deferred tax expense as well as changes in working capital driven by the timing of payment on inventory and other purchases. Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Investing Activities

Net cash used in investing activities consists primarily of capital expenditures. Net cash used in investing activities decreased $15.2 million, or 28.4%, to $38.5 million in the year ended September 30, 2017 compared to $53.7 million in the year ended September 30, 2016. Cash paid for capital expenditures decreased $12.5 million in the year ended September 30, 2017 compared to the year ended September 30, 2016, driven by the number and the timing of new store openings, relocations and remodels.

During the year ended September 30, 2017, we opened 14 new stores and relocated two stores, compared to opening 23 new stores, relocating four stores and remodeling one store during the year ended September 30, 2016. We plan to spend approximately $25 million to $30 million on capital expenditures during fiscal year 2018 in connection with the opening of eight to 10 planned new stores and three to four store relocations.  We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.0 million per store.

Acquisition of property and equipment not yet paid decreased $4.0 million to $2.8 million in fiscal year 2017 compared to $6.8 million in fiscal year 2016 due to the timing of new store openings and relocations.

During the year ended September 30, 2016, net cash used in investing activities increased $11.4 million, or 26.9%, to $53.7 million compared to $42.3 million in the year ended September 30, 2015 due to the increased number and timing of new store openings, relocations and remodels, partially offset by a decrease in the payment for substantially all the assets and assumption of certain liabilities of natural foods retailer Nature’s Pantry, Inc. (the Store Acquisition), which operated one retail store in Independence, Missouri. Cash paid for capital expenditures increased $17.0 million in the year ended September 30, 2016 compared to the year ended September 30, 2015, driven by the number and the timing of new store openings.

Financing Activities

Cash provided by financing activities consists primarily of borrowings and repayments under our Credit Facility and payments of capital and financing lease obligations. Cash provided by financing activities was $0.2 million for the year ended September 30, 2017, compared to cash provided by financing activities of $26.0 million for the year ended September 30, 2016. The decrease in cash provided by financing activities for the year ended September 30, 2017 was primarily due to lower net incremental borrowings of $1.0 million under our Credit Facility during the year ended September 30, 2017 compared to net incremental borrowings of $27.4 million during the year ended September 30, 2016.

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

The amount available for borrowing under the Credit Facility is $50.0 million, including a $5.0 million sublimit for standby letters of credit. The amount originally available for borrowing under the Credit Facility was $30.0 million, including a $5.0 million sublimit for standby letters of credit. On May 10, 2016, the operating company entered into the first amendment to the Credit Facility, pursuant to which the amount available for borrowing thereunder was increased to $45.0 million, including a $5.0 million sublimit for standby letters of credit. On September 6, 2017, the operating company entered into the second amendment to the Credit Facility, pursuant to which the amount available for borrowing thereunder was increased to $50.0 million, including a $5.0 million sublimit for standby letters of credit. Prior to the execution of the second amendment to the Credit Facility, the Company had the ability to increase the amount available for borrowing by an additional amount of up to $5.0 million if the lender(s) agreed to provide an additional commitment or commitment. Pursuant to the second amendment to the Credit Facility, the Company no longer has the ability to increase the amount available for borrowing under the Credit Facility by up to an additional $5.0 million. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on January 31, 2021.

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

We had $28.4 and $27.4 million outstanding under the Credit Facility as of September 30, 2017 and September 30, 2016, respectively. As of each of September 30, 2017 and September 30, 2016, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. We had $20.6 and $16.6 million available for borrowing under the Credit Facility as of September 30, 2017 and September 30, 2016, respectively.

As of each of September 30, 2017 and September 30, 2016, the Company was in compliance with the debt covenants under the Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2017, dollars in thousands:

	Payments Due by Period
	Total	Less than 1 year	1–3 years	3-5 years	More than 5 years

Operating leases (1)	$503,058	39,820	79,468	76,197	307,573
Capital and financing lease obligations, including principal and interest payments (2)	48,472	4,197	8,575	8,666	27,034
Debt obligations (3)	28,392	—	—	28,392	—
Interest payments (4)	1,798	440	881	477	—

	$581,720	44,457	88,924	113,732	334,607

(1)	Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations.

(2)

Represents the payments due under our 17 capital and financing lease obligations, 16 of which were open as of September 30, 2017. We do not record rent expense for these capital leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligations and interest expense.

(3)

Represents the outstanding balance on our Credit Facility as of September 30, 2017. For purposes of this table, the outstanding balance was considered outstanding until January 31, 2021, which is the maturity date of the Credit Facility.

(4)

In order to calculate future interest payments during the remaining term of our Credit Facility, current amounts were considered outstanding until January 31, 2021, which is the maturity date of the Credit Facility.

Off-Balance Sheet Arrangements

As of September 30, 2017, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. The majority of our stores and facilities are leased, with varying terms and renewal options. Currently, we own buildings in which five of our stores are located; those buildings are located on land that is leased pursuant to a ground lease. As of September 30, 2017, 17 store leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” Topic 718, “Compensation-Stock Compensation” (ASU 2016-09).  ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including income tax consequences, forfeitures and classification on the statement of cash flows.  The provisions of ASU 2016-09 are effective for the Company’s first quarter of the fiscal year ending September 30, 2018, with early adoption permitted.  The Company did not early adopt the provisions of ASU 2016-09.  Based upon current estimates, the Company does not expect the adoption of ASU 2016-09 will have a significant impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” Topic 330, “Inventory” (ASU 2015-11).  The amendments in ASU 2015-11, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost and net realizable value. The amendments in ASU 2015-11 should be applied on a prospective basis.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years.  The provisions of ASU 2015-11 are effective for the Company’s first quarter of the fiscal year ending September 30, 2018.  The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-11 on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.”  The FASB approved the deferral of ASU 2014-09, by extending the new revenue recognition standard’s mandatory effective date by one year and permitting public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. However, earlier adoption is permitted only for annual reporting periods beginning after December 15, 2016. The guidance in ASU 2014-09 will be effective for the Company in the first quarter of the fiscal year ending September 30, 2019. Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers,” Topic 606, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08) in March 2016 and ASU No. 2016-12, “Revenue from Contracts with Customers,” Topic 606,“Narrow-Scope Improvements and Practical Expedients” (ASU 2016-12) in May 2016.  The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for ASU 2016-08 and ASU 2016-12 are the same as ASU 2014-09. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09, ASU 2016-08 and 2016-12 on our consolidated financial statements.

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

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to our Credit Facility. As of September 30, 2017, $28.4 million was outstanding under our Credit Facility. Our Credit Facility carries floating interest rates that are tied to the prime rate, and therefore, our statements of income and our cash flows are exposed to changes in interest rates. Based upon a sensitivity analysis at September 30, 2017, a hypothetical 100 basis point change in interest rates would change our annual interest expense by $0.4 million in the year ended September 30, 2017.

Item 8. Financial Statements and Supplementary Data.

Natural Grocers by Vitamin Cottage, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Grocers by Vitamin Cottage, Inc.:

We have audited the accompanying consolidated balance sheets of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries (the Company) as of September 30, 2017 and 2016, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natural Grocers by Vitamin Cottage, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 7, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

December 7, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Grocers by Vitamin Cottage, Inc.:

We have audited Natural Grocers by Vitamin Cottage, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Natural Grocers by Vitamin Cottage, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Natural Grocers by Vitamin Cottage, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended September 30, 2017, and our report dated December 7, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
December 7, 2017

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$6,521	4,017
Accounts receivable, net	4,860	3,747
Merchandise inventory	93,612	86,330
Prepaid expenses and other current assets	3,222	3,233
Total current assets	108,215	97,327
Property and equipment, net	184,417	178,297
Other assets:
Deposits and other assets	1,642	971
Goodwill and other intangible assets, net	5,655	5,601
Deferred financing costs, net	62	50
Total other assets	7,359	6,622
Total assets	$299,991	282,246
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,849	53,615
Accrued expenses	14,164	12,448
Capital and financing lease obligations, current portion	548	478
Total current liabilities	71,561	66,541
Long-term liabilities:
Capital and financing lease obligations, net of current portion	32,880	31,429
Revolving credit facility	28,392	27,428
Deferred income tax liabilities, net	12,419	12,178
Deferred compensation	1,231	757
Deferred rent	10,465	8,809
Leasehold incentives	9,160	8,379
Total long-term liabilities	94,547	88,980
Total liabilities	166,108	155,521
Commitments (Notes 10 and 17)
Stockholders’ equity:
Common stock, $0.001 par value. 50,000,000 shares authorized, 22,510,279 and 22,510,279 shares issued, at 2017 and 2016, respectively and 22,448,056 and 22,452,609 outstanding, at 2017 and 2016, respectively	23	23
Additional paid-in capital	55,678	55,437
Retained earnings	78,846	71,955
Common stock in treasury at cost, 62,223 and 57,670 shares at 2017 and 2016, respectively	(664)	(690)
Total stockholders’ equity	133,883	126,725
Total liabilities and stockholders’ equity	$299,991	282,246

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Year ended September 30,
	2017	2016	2015
Net sales	$769,030	705,499	624,678
Cost of goods sold and occupancy costs	556,694	503,727	442,582
Gross profit	212,336	201,772	182,096
Store expenses	174,350	156,158	132,131
Administrative expenses	20,089	19,242	17,514
Pre-opening and relocation expenses	3,799	5,993	3,822
Operating income	14,098	20,379	28,629
Interest expense	(3,793)	(3,044)	(2,993)
Income before income taxes	10,305	17,335	25,636
Provision for income taxes	(3,414)	(5,864)	(9,432)
Net income	$6,891	11,471	16,204

Net income per share of common stock:
Basic	$0.31	0.51	0.72
Diluted	$0.31	0.51	0.72
Weighted average number of shares of common stock outstanding:
Basic	22,453,409	22,492,986	22,490,260
Diluted	22,463,675	22,507,152	22,500,833

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended September 30,
	2017	2016	2015
Operating activities:
Net income	$6,891	11,471	16,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,511	25,533	21,337
(Gain) loss on disposal of property and equipment	(21)	(3)	56
Share-based compensation	758	879	573
Deferred income tax expense	241	6,971	630
Non-cash interest expense	12	13	15
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(1,100)	(1,171)	(430)
Income tax receivable	732	(1,776)	—
Merchandise inventory	(7,282)	(11,512)	(15,711)
Prepaid expenses and other assets	(1,049)	(542)	(533)
Increase (decrease) in:
Accounts payable	7,224	3,314	12,891
Accrued expenses	1,521	(7,345)	3,848
Deferred compensation	474	443	314
Deferred rent and leasehold incentives	2,937	2,552	1,809
Net cash provided by operating activities	40,849	28,827	41,003
Investing activities:
Acquisition of property and equipment	(41,231)	(53,759)	(36,750)
Proceeds from sale of property and equipment	2,732	19	13
Payment for acquisition	—	—	(5,601)
Net cash used in investing activities	(38,499)	(53,740)	(42,338)
Financing activities:
Borrowings under credit facility	291,765	234,604	202,878
Repayments under credit facility	(290,800)	(207,176)	(202,878)
Repurchases of common stock	(261)	(829)	—
Capital and financing lease obligations payments	(479)	(423)	(247)
Contingent consideration payments for acquisition	—	—	(514)
Payments on withholding tax for restricted stock unit vesting	(71)	(119)	(102)
Loan fees paid	—	(42)	—
Net cash provided by (used in) financing activities	154	26,015	(863)
Net increase (decrease) in cash and cash equivalents	2,504	1,102	(2,198)
Cash and cash equivalents, beginning of year	4,017	2,915	5,113
Cash and cash equivalents, end of year	$6,521	4,017	2,915
Supplemental disclosures of cash flow information:
Cash paid for interest	$739	331	63
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $482, $538 and $309, respectively	2,972	2,637	2,809
Income taxes paid	2,656	6,370	8,194
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$2,843	6,837	6,429
Proceeds from sale of property and equipment not yet received	12	—	—
Property acquired through capital and financing lease obligations	1,499	4,438	5,772
Direct bank to bank payment for a change in credit facility provider	—	18,858	—

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Fiscal Years Ended September 30, 2017, 2016 and 2015

(Dollars in thousands, except per share data)

	Common stock –$0.001 par		Additional			Total
	value		paid-in	Retained	Treasury	stockholders’
	Shares outstanding	Amount	capital	earnings	stock	equity
Balances September 30, 2014	22,485,488	$22	$54,552	$44,280	$—	$98,854
Net income	—	—	—	16,204	—	16,204
Share-based compensation	11,140	—	471	—	—	471
Tax shortfall related to share-based compensation	—	—	(41)	—	—	(41)
Balances September 30, 2015	22,496,628	22	54,982	60,484	—	115,488
Net income	—	—	—	11,471	—	11,471
Share-based compensation	23,951	1	609	—	139	749
Tax shortfall related to share-based compensation	—	—	(154)	—	—	(154)
Repurchase of common stock	(67,970)	—	—	—	(829)	(829)
Balances September 30, 2016	22,452,609	23	55,437	71,955	(690)	126,725
Net income	—	—		6,891	—	6,891
Share-based compensation	—	—	399	—	288	687
Tax shortfall related to share-based compensation	—	—	(158)	—	—	(158)
Repurchase of common stock	(4,553)	—	—	—	(262)	(262)
Balances September 30, 2017	22,448,056	$23	$55,678	$78,846	$(664)	$133,883

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage® with 140 stores as of September 30, 2017, including 37 stores in Colorado, 21 in Texas, 12 in Arizona, nine in Oregon, eight in Kansas, seven each in Oklahoma and Utah, five each in Iowa and New Mexico, four each in Idaho, Montana and Missouri, three each in Arkansas, Nebraska, Nevada and Washington, two each in North Dakota and Wyoming, and one in Minnesota. The Company also has a bulk food repackaging facility and distribution center in Colorado. The Company had 126 and 103 stores as of September 30, 2016 and 2015, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to valuation of inventories, useful lives of long-lived assets for depreciation and amortization, impairment of finite-lived intangible, long-lived assets, and goodwill, lease assumptions, allowances for self-insurance reserves, deferred tax assets and liabilities and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

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

Accounts Receivable

Accounts receivable consists primarily of receivables from vendors for certain promotional programs, magazine advertising and other miscellaneous receivables and are presented net of any allowances for doubtful accounts. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for doubtful accounts is calculated based on historical experience and application of the specific identification method. Allowance for doubtful accounts totaled approximately $0.2 million and less than $0.1 million as of September 30, 2017 and 2016, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of investments in cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalent account balances, which are held in major financial institutions, exceeded the Federal Deposit Insurance Corporation’s federally insured limits by approximately $6.3 million as of September 30, 2017.

Vendor Concentration

For the years ended September 30, 2017, 2016 and 2015, purchases from the Company’s largest vendor and its subsidiaries represented approximately 62%, 59% and 57%, respectively, of all product purchases made during such periods. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

Merchandise Inventory

Merchandise inventory consists of goods held for sale. The cost of inventory includes certain costs associated with the preparation of inventory for sale, including inventory overhead costs. Merchandise inventory is carried at the lower of cost or market value. Cost is determined using the weighted average cost method.

Long-Lived Assets

Depreciable long-lived assets primarily consist of leasehold and building improvements, which are stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful life of the relevant asset. For land improvements and leasehold and building improvements, depreciation is recorded over the shorter of the assets’ useful lives or the lease terms. Maintenance, repairs and renewals that neither add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains and losses on disposition of property and equipment are included in store expenses in the year of disposition, and primarily relate to store relocations.

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

Impairment of Finite-Lived Intangible and Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company aggregates long-lived assets at the store level, which the Company considers to be the lowest level in the organization for which independent identifiable cash flows are available. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that store to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. The Company considers factors such as historic and forecasted operating results, trends and future prospects, current market value, significant industry trends and other economic and regulatory factors in performing these analyses. As of September 30, 2017, the Company has recorded no impairment charges related to finite-lived intangible or long-lived assets.

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

The Company’s annual impairment testing of goodwill is performed as of September 30. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is not necessary. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs the two-step impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. As of September 30, 2017, the Company has recorded no impairment charges related to goodwill.

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

Operating leases

The Company accounts for operating leases with rent holidays and escalating payment terms by recognizing the associated expense on a straight-line basis over the lease term, and the difference between the average rental amount charged to expense and amounts payable under the leases are included in deferred rent. For certain leases, the Company has also received cash from landlords to compensate for costs incurred by the Company in making the store locations ready for operation (leasehold incentives). Leasehold incentives received from a landlord are deferred and recognized on a straight-line basis as a reduction to rent expense over the lease term.

Capital financing leases

From time to time, the Company enters into leases with developers for build-to-suit store locations. Upon lease execution, the Company analyzes its involvement during the construction period. As a result of defined forms of lessee involvement, the Company could be deemed the “owner” for accounting purposes during the construction period, and may be required to capitalize the project costs on its balance sheet. If the project costs are capitalized, the Company performs a sale-leaseback analysis upon completion of the construction to determine if the Company should remove the assets from its balance sheet. If the asset should not be removed from the balance sheet, the fair market value of the building remains recognized as an asset on the balance sheet, along with a corresponding capital lease financing obligation equal to the fair market value of the building less any amount the Company contributed towards construction. The Company does not record rent expense for the rental payments under capital financing leases, but rather payments under the capital financing lease obligations are recognized as a reduction of the capital lease financing obligation and as interest expense. The capital financing lease asset is depreciated on a straight-line basis over the estimated useful life of the asset.

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

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs includes the cost of inventory sold during the period net of discounts and allowances, as well as, distribution, shipping and handling costs, store occupancy costs and costs of the bulk food repackaging facility and distribution center. The amount shown is net of various rebates from third-party vendors in the form of quantity discounts and payments. Vendor consideration associated with product discounts is recorded as a reduction in the cost of the product. Store occupancy costs include rent, common area maintenance and real estate taxes. Store occupancy costs do not include any rent amounts for the store leases classified as capital and financing lease obligations.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in store expenses and pre-opening and relocation expenses in the consolidated statements of income. Total advertising and marketing expenses for the years ended September 30, 2017, 2016 and 2015 were approximately $10.7 million, $10.8 million and $9.3 million, respectively, net of vendor reimbursements received for magazine advertising of approximately $3.2 million, $3.2 million and $2.5 million for the years ended September 30, 2017, 2016 and 2015, respectively.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” Topic 718, “Compensation-Stock Compensation” (ASU 2016-09).  ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including income tax consequences, forfeitures and classification on the statement of cash flows.  The provisions of ASU 2016-09 are effective for the Company’s first quarter of the fiscal year ending September 30, 2018, with early adoption permitted.  The Company did not early adopt the provisions of ASU 2016-09.  Based upon current estimates, the Company does not expect the adoption of ASU 2016-09 will have a significant impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” Topic 330, “Inventory” (ASU 2015-11).  The amendments in ASU 2015-11, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost and net realizable value. The amendments in ASU 2015-11 should be applied on a prospective basis.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years.  The provisions of ASU 2015-11 are effective for the Company’s first quarter of the fiscal year ending September 30, 2018.  The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-11 on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.”  The FASB approved the deferral of ASU 2014-09, by extending the new revenue recognition standard’s mandatory effective date by one year and permitting public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. However, earlier adoption is permitted only for annual reporting periods beginning after December 15, 2016. The guidance in ASU 2014-09 will be effective for the Company in the first quarter of the fiscal year ending September 30, 2019. Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers,” Topic 606, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08) in March 2016 and ASU No. 2016-12, “Revenue from Contracts with Customers,” Topic 606,“Narrow-Scope Improvements and Practical Expedients” (ASU 2016-12) in May 2016. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for ASU 2016-08 and ASU 2016-12 are the same as ASU 2014-09. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09, ASU 2016-08 and 2016-12 on our consolidated financial statements.

3. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below is basic and diluted earnings per share for the years ended September 30, 2017, 2016 and 2015, dollars in thousands, except per share data:

	Year ended September 30,
	2017	2016	2015
Net income	$6,891	11,471	16,204
Weighted average number of shares of common stock outstanding	22,453,409	22,492,986	22,490,260
Effect of dilutive securities	10,266	14,166	10,573
Weighted average number of shares of common stock outstanding including the effect of dilutive securities	22,463,675	22,507,152	22,500,833

Basic earnings per share	$0.31	0.51	0.72
Diluted earnings per share	$0.31	0.51	0.72

There were 52,974, 61,115 and 120,674 non-vested restricted stock units (RSUs) for the years ended September 30, 2017, 2016 and 2015, respectively, excluded from the calculation as they are antidilutive.

The Company did not declare or pay any dividends in the years ended September 30, 2017, 2016 or 2015.

As of September 30, 2017, the Company had 50,000,000 shares of common stock authorized, of which 22,510,279 shares were issued and 22,448,056 were outstanding, as well as 10,000,000 shares of preferred common stock authorized, of which none was issued and outstanding.

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

As of September 30, 2017 and 2016, the Company did not have any financial assets or liabilities that were subject to fair value measurements. The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those assets and liabilities.

5. Property and Equipment

The Company had the following property and equipment balances as of September 30, 2017 and 2016, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2017	2016
Construction in process		n/a		$5,286	6,561
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		29,548	28,393
Capitalized real estate leases		15		5,735	5,735
Land		n/a		192	192
Buildings		40		19,259	12,546
Land improvements	5	-	24	1,159	1,055
Leasehold and building improvements	1	-	25	131,679	118,119
Fixtures and equipment	5	-	7	115,888	103,415
Computer hardware and software	3	-	5	19,108	16,737
				327,854	292,753
Less accumulated depreciation and amortization				(143,437)	(114,456)
Property and equipment, net				$184,417	178,297

Capitalized costs for computer software development were approximately $0.2 million and less than $0.1 million for the years ended September 30, 2017 and 2016, respectively, primarily due to capitalization of expenses related to external consultants. Total costs capitalized for qualifying construction projects on leasehold and building improvements and fixtures and equipment included approximately $0.7 million and $0.9 million, for the years ended September 30, 2017 and 2016, respectively, related to internal staff compensation. Interest costs of approximately $0.5 million, $0.5 million and $0.3 million were capitalized for the years ended September 30, 2017, 2016 and 2015, respectively. Depreciation expense related to capitalized internal staff compensation was approximately $0.5 million, $0.5 million and $0.4 million for the years ended September 30, 2017, 2016, and 2015, respectively.

Depreciation and amortization expense for the years ended September 30, 2017, 2016 and 2015 is summarized as follows, dollars in thousands:

	Year ended September 30,
	2017	2016	2015
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$1,063	868	796
Depreciation and amortization expense included in store expenses	27,022	23,428	19,635
Depreciation and amortization expense included in administrative expenses	1,426	1,237	906
Total depreciation and amortization expense	$29,511	25,533	21,337

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2017 and 2016, are summarized as follows, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2017	2016
Amortizable intangible assets:
Covenants-not-to-compete	2	-	5	$353	353
Other intangibles	0.5	-	1	109	41
Amortizable intangible assets				462	394
Less accumulated amortization				(394)	(380)
Amortizable intangible assets, net				68	14
Trademark	Indefinite			389	389
Total other intangibles, net				457	403
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$5,655	5,601

Amortization expense was less than $0.1 million for each of the years ended September 30, 2017, 2016 and 2015. The aggregate estimated amortization expense for the years ending September 30, 2018 and 2019 is less than $0.1 million. There is no estimated amortization expense for the years ending September 30, 2020, 2021 and 2022.

7. Accrued Expenses

The composition of accrued expenses as of September 30, 2017 and 2016, is summarized as follows, dollars in thousands:

	As of September 30,
	2017	2016
Payroll and employee-related expenses	$5,391	4,395
Accrued property, sales and use tax payable	6,399	5,648
Accrued marketing expenses	648	567
Deferred revenue related to gift card sales	906	866
Other	820	972
Total accrued expenses	$14,164	12,448

8. Deferred Financing Costs

The Company has capitalized costs incurred in securing its credit facility (see Note 9). Deferred financing costs, net of accumulated amortization were less than $0.1 million as of September 30, 2017 and 2016. Accumulated amortization was less than $0.1 million as of September 30, 2017 and 2016.

Total amortization expense for deferred financing costs was less than $0.1 million for each of the years ended September 30, 2017, 2016 and 2015.

9. Long-Term Debt

Credit Facility

On January 28, 2016, the Company entered into a new credit facility (the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets.

The amount available for borrowing under the Credit Facility is $50.0 million, including a $5.0 million sublimit for standby letters of credit. The amount originally available for borrowing under the Credit Facility was $30.0 million, including a $5.0 million sublimit for standby letters of credit. On May 10, 2016, the operating company entered into the first amendment to the Credit Facility, pursuant to which the amount available for borrowing thereunder was increased to $45.0 million, including a $5.0 million sublimit for standby letters of credit. On September 6, 2017, the operating company entered into the second amendment to the Credit Facility, pursuant to which the amount available for borrowing thereunder was increased to $50.0 million, including a $5.0 million sublimit for standby letters of credit. Prior to the execution of the second amendment to the Credit Facility, the Company had the ability to increase the amount available for borrowing by an additional amount of up to $5.0 million if the lender(s) agreed to provide an additional commitment or commitment. Pursuant to the second amendment to the Credit Facility, the Company no longer has the ability to increase the amount available for borrowing under the Credit Facility by up to an additional $5.0 million. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on January 31, 2021.

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

The Company had $28.4 million and $27.4 million outstanding under the Credit Facility as of September 30, 2017 and September 30, 2016, respectively. As of each of September 30, 2017 and September 30, 2016, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $20.6 million and $16.6 million available for borrowing under the Credit Facility as of September 30, 2017 and September 30, 2016, respectively.

Capital and Financing Lease Obligations

The Company had 17 and 16 leases as of September 30, 2017 and 2016, respectively, that are included in capital and financing lease obligations (see Notes 2 and 10). No rent expense is recorded for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense (see Note 10). The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $4.3 million, $3.5 million and $3.3 million in the years ended September 30, 2017, 2016 and 2015, respectively. Interest expense for the years ended September 30, 2017, 2016 and 2015 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of approximately $0.5 million, $0.5 million and $0.3 million for the years ended September 30, 2017, 2016 and 2015, respectively.

10. Lease Commitments

Operating Leases

The Company leases retail stores, a bulk food repackaging facility and distribution center and administrative offices under long-term operating leases through 2062. These leases include scheduled increases in minimum rents and renewal provisions at the option of the Company. Deferred rent expense as of September 30, 2017 and 2016 was approximately $10.5 million and $8.8 million, respectively. Tenant improvement allowances received from landlords (leasehold incentives) are recorded as liabilities and recognized evenly as a reduction to rent expense over the lease term. Leasehold incentives at September 30, 2017 and 2016 were approximately $9.2 million and $8.4 million, respectively. Sublease rental income was approximately $0.3 million for the year ended September 30, 2017 and less than $0.1 million for each of the years ended September 30, 2016 and 2015.

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

Minimum rental commitments and sublease rental income under the terms of the Company’s operating leases are as follows, dollars in thousands:

Fiscal Year	Third parties	Related parties	Sublease rental income	Total operating leases
2018	$38,892	1,329	(401)	39,820
2019	39,063	1,329	(377)	40,015
2020	38,461	1,333	(341)	39,453
2021	37,544	1,310	(328)	38,526
2022	36,696	1,308	(333)	37,671
Thereafter	303,158	5,287	(872)	307,573
Total payments	$493,814	11,896	(2,652)	503,058

Total rent expense, including common area expenses and warehouse rent, for the years ended September 30, 2017, 2016, and 2015 totaled approximately $43.8 million, $34.6 million and $26.3 million, respectively, which is included in cost of goods sold and occupancy costs and administrative expenses in the consolidated statements of income. In addition, approximately $1.4 million, $1.4 million and $0.8 million is included in pre-opening and relocation expense associated with rent expense for stores prior to their opening date for the years ended September 30, 2017, 2016 and 2015, respectively.

Capital and Financing Lease Obligations

Capital and financing lease obligations as of September 30, 2017 and 2016, were as follows, dollars in thousands:

	As of September 30,
	2017	2016
Capital lease finance obligations, due in monthly installments through fiscal year 2032	$26,930	25,619
Capital lease obligations due in monthly installments through fiscal year 2041	4,999	5,213
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2033	1,499	1,075
Total capital and financing lease obligations	33,428	31,907
Less current portion	(548)	(478)
Total capital and financing lease obligations, net of current portion	$32,880	31,429

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

Capital lease finance obligations

From time to time, the Company enters into leases with developers for build-to-suit store locations. Upon lease execution, the Company analyzes its involvement during the construction period. As a result of defined forms of lessee involvement, the Company could be deemed the “owner” for accounting purposes during the construction period, and would be required to capitalize construction costs on its balance sheet. If the project costs were capitalized, the Company performs a sale-leaseback analysis upon completion of the project to determine if the Company should remove the asset from its balance sheet. If the asset should not be removed from the balance sheet, the fair market value of the building remains on the balance sheet along with a corresponding capital lease finance obligation equal to the fair market value of the building less any amounts the Company contributed toward construction. The Company had capital lease finance obligations totaling approximately $26.9 million and $25.6 million as of September 30, 2017 and 2016, respectively. The leases that created the obligations expire or become subject to renewal clauses at various dates through fiscal year 2032. The Company does not record rent expense for capital lease finance obligations, but rather rent payments per the leases are recognized as a reduction of the related capital lease finance obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and capital lease finance obligation will be derecognized.

Capital lease obligations

The Company had capital lease obligations totaling approximately $5.0 million and $5.2 million as of September 30, 2017 and 2016, respectively. Certain of the Company’s leases for store locations are considered capital leases, and as such, the Company has capitalized the present value of the minimum lease payments under the leases for the stores and recorded related capital lease obligations. The leases that created the obligation expire or become subject to renewal clauses at various dates through fiscal year 2041. The Company does not record rent expense for capital lease obligations, but rather rent payments per the leases are recognized as a reduction of the related capital lease obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income.

Capital lease finance obligations for assets under construction

The Company had $1.5 million and $1.1 million in construction in process related to capital lease finance obligations as of September 30, 2017 and 2016, respectively. No rent expense is recorded for these leases, but rather rental payments under the leases will be recognized as a reduction of the capital lease finance obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and the capital lease finance obligation will be derecognized.

Future payments for capital lease finance obligations and capital lease obligations

Future payments under the terms of the leases for opened stores included in capital lease finance obligations and capital lease obligations as of September 30, 2017 are as follows, dollars in thousands:

	Interest expense on capital lease finance obligations	Principal payments on capital lease finance obligations	Interest expense on capital lease obligations	Principal payments on capital lease obligations	Total future payments on capital lease finance and capital lease obligations
2018	$2,919	316	505	236	3,976
2019	2,887	384	481	261	4,013
2020	2,848	425	453	288	4,014
2021	2,803	501	423	319	4,046
2022	2,750	580	390	352	4,072
Thereafter	13,126	5,361	2,121	3,543	24,151
Non-cash derecognition of capital lease finance obligations at end of lease term	—	19,363	—	—	19,363
Total future payments	$27,333	26,930	4,373	4,999	63,635

Future payments under the terms of the lease for the store location at which construction was in progress as of September 30, 2017, based on the store opening date in the first quarter of fiscal year 2017, are as follows, dollars in thousands:

	Interest expense on capital lease finance obligations for assets under construction	Principal payments on capital lease finance obligations for assets under construction	Total future payments on capital lease finance obligations for assets under construction
2018	$214	5	219
2019	267	7	274
2020	265	9	274
2021	263	11	274
2022	261	13	274
Thereafter	2,362	520	2,882
Non-cash derecognition of capital lease finance obligations at end of lease term	—	934	934
Total future payments	$3,632	1,499	5,131

11. Share-Based Compensation

The Company adopted the 2012 Omnibus Incentive Plan (the Plan) on July 17, 2012. Restricted stock unit awards granted pursuant to the Plan, if they vest, will be settled in new shares of the Company’s common stock or shares of common stock held in treasury. At the adoption of the Plan, there were 1,090,151 shares of common stock available for issuance or delivery under the Plan, of which 583,128 remain available for grants as of September 30, 2017. The Plan provides for awards of options, stock appreciation rights, stock grants, restricted stock units, other share-based awards and cash-based incentive awards to officers, members of the Board of Directors (the Board) and certain employees who are not named executive officers and consultants. As of September 30, 2017, restricted stock units had been granted under the Plan, at no out-of-pocket cost to officers, Board members and key employees. These restricted stock units vest subject to requisite service requirements, immediately in part or annually in installments over a one-to-five year period. The award recipients are not entitled to cash dividends or to vote with regard to non-vested restricted stock units, and the units are subject to forfeiture during the vesting period. Restricted stock units are granted at the market price of the Company’s stock on the date of grant and are expensed on a straight-line basis over the vesting period.

The shares of non-vested restricted stock units as of September 30, 2017 were as follows:

	Shares	Weighted average grant date fair value
Non-vested as of September 30, 2015	131,856	$26.05
Granted	20,790	20.68
Forfeited	(26,601)	25.36
Vested	(33,459)	27.50
Non-vested as of September 30, 2016	92,586	24.52
Granted	16,662	12.09
Forfeited	(4,249)	27.28
Vested	(34,653)	19.02
Non-vested as of September 30, 2017	70,346	21.56

During the year ended September 30, 2017, the Company awarded stock grants totaling 1,800 shares of the Company’s common stock to 18 employees who were not named executive officers. Such shares were fully vested on the grant date.

Share-based compensation expense for awards to certain employees who are not named executive officers was approximately $0.6 million, $0.7 million and $0.4 million for the years ended September 30, 2017, 2016 and 2015, respectively.

Prior to fiscal year 2015, each independent member of the Board was annually granted a number of non-vested restricted stock units under the Plan equal to the number of shares of common stock having a value equal to $50,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant). In December 2014, the disinterested members of the Board increased the value of the annual grant of restricted stock to each independent director to $60,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant). Such grants are made each year on the date of the Company’s annual meeting of stockholders, or on a pro rata basis in the case of a mid-year appointment. Share-based compensation expense for the Company’s awards to its Board members was approximately $0.2 million for each of the years ended September 30, 2017, 2016 and 2015.

The Company recorded total share-based compensation expense before income taxes of approximately $0.8 million, $0.9 million and $0.6 million in the years ended September 30, 2017, 2016 and 2015, respectively. The share-based compensation expense is included in cost of goods sold and occupancy expenses, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the applicable officer, Board member or key employee’s compensation expense is presented. The Company did not realize a tax benefit from share-based compensation expense in the years ended September 30, 2017, 2016 and 2015.

As of September 30, 2017, there was approximately $1.2 million of unrecognized share-based compensation expense related to non-vested restricted stock units, net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately two years.

12. Stockholders’ Equity

Share Repurchases

On May 5, 2016, the Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Repurchases under the Company’s share repurchase program are made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

The following table summarizes share repurchase activity for the periods indicated (in thousands, except number of shares acquired and average per share cost):

	Year ended September 30,
	2017	2016
Total number of common shares acquired	30,000	67,970
Average price per common share acquired (including commissions)	$8.71	12.20
Total cost of common shares acquired	$262	829

During fiscal years 2017 and 2016, the Company reissued 25,447 and 10,300 treasury shares at a cost of $0.3 million and $0.1 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. At September 30, 2017 and September 30, 2016, the Company held in treasury 62,223 and 57,670 shares, respectively, totaling approximately $0.7 million and $0.7 million, respectively.

13. Related Party Transactions

The Company has ongoing relationships with related parties as noted:

Chalet Properties, LLC: The Company has five operating leases and one capital lease finance obligation (see Note 10) with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members, Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other family members. Rent paid to Chalet was approximately $1.2 million, $1.2 million and $1.1, million for the years ended September 30, 2017, 2016 and 2015, respectively.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 10) with the Isely Family Land Trust LLC (Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.3 million for each of the years ended September 30, 2017, 2016 and 2015.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the years ended September 30, 2017, 2016 and 2015.

14. Income Taxes

The following are the components of the provision for income taxes as of September 30, 2017, 2016 and 2015, respectively, dollars in thousands:

	Year ended September 30,
	2017	2016	2015
Current federal income tax expense (benefit)	$2,837	(853)	7,769
Current state income tax expense (benefit)	336	(254)	1,033
Total current income tax expense (benefit)	3,173	(1,107)	8,802

Deferred federal income tax expense	206	6,103	514
Deferred state income tax expense	35	868	116
Total deferred income tax expense	241	6,971	630

Total provision for income taxes	$3,414	5,864	9,432

The differences between the United States federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Year ended September 30,
	2017	2016	2015
Statutory tax rate	34.0%	34.0	35.0
State income taxes, net of federal income tax expense	2.7	2.9	2.9
Enhanced food deduction	(2.7)	(1.6)	—
Other, net	(0.9)	(1.4)	(1.1)
Effective tax rate	33.1%	33.9	36.8

The Company’s effective tax rate decreased from 33.9% in the year ended September 30, 2016 to 33.1% in the year ended September 30, 2017 primarily due to an increase in federal tax credits for the year ended September 30, 2017.

The Company has early adopted the requirements of ASU 2015-17, “Income Taxes,” Topic 740, “Balance Sheet Classification of Deferred Taxes,” and applied the amended provisions prospectively.  Deferred taxes have been classified on the consolidated balance sheets as follows, dollars in thousands:

	As of September 30,
	2017	2016
Current assets	$—	—
Long-term liabilities	(12,419)	(12,178)
Net deferred tax liabilities	$(12,419)	(12,178)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows, dollars in thousands:

	As of September 30,
	2017	2016
Deferred tax assets
Capital and financing lease obligations	$12,670	12,091
Goodwill	1,853	2,222
Leasehold incentives	3,484	3,187
Deferred rent	3,980	3,350
Trademarks	1,021	1,021
Accrued employee benefits	910	734
Other	907	597
Gross deferred tax assets	24,825	23,202

Deferred tax liabilities
Property and equipment	(33,127)	(32,103)
Leasehold improvements	(3,774)	(3,195)
Other	(343)	(82)
Gross deferred tax liabilities	(37,244)	(35,380)
Net deferred tax liabilities	$(12,419)	(12,178)

The Company believes that it is more likely than not that it will fully realize all deferred tax assets in the form of future deductions based on the nature of the deductible temporary differences and expected future taxable income.

The Company utilized less than $0.1 million and zero in tax effected state income tax carryforwards in the years ended September 30, 2017 and 2016, respectively.

The Company did not have any uncertain tax positions as of September 30, 2017.

The Company files income tax returns with federal, state and local tax authorities. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years 2014 and prior and is no longer subject to state and local income tax examinations for fiscal years 2012 and prior.

15. Defined Contribution Plan

The Company has a defined contribution retirement plan (the Retirement Plan) covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Employees may defer up to the annual maximum limit prescribed by the Code. The Company, on a discretionary basis, may match 25% of participant contributions up to a maximum annual employer match of $2,500. For the years ended September 30, 2017 and 2016, the Company did not make a matching contribution During the year ended September 30, 2017, the Company funded contributions of $0.1 million through plan forfeitures. During the year ended September 30, 2016, the Company reversed a $0.2 million accrual for a matching contribution that was recorded during the year ended September 30, 2015 with respect to the year ended September 30, 2016.

16. Segment Reporting

The Company has one reporting segment, natural and organic retail stores. The Company’s revenues are derived from the sale of natural and organic products at its stores. All existing operations are domestic.

Sales from the Company’s natural and organic retail stores are derived from sales of the following products which are presented as a percentage of sales for the years ended September 30, 2017, 2016 and 2015 as follows:

	As of September 30,
	2017	2016	2015
Grocery	66.5%	66.5	66.4
Dietary supplements	22.2	22.2	22.5
Body care, pet care and other	11.3	11.3	11.1
	100.0%	100.0	100.0

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

Summarized unaudited quarterly financial data for each fiscal year is as follows, dollars in thousands, except per share data:

Fiscal Year Ended September 30, 2017	Three months ended
	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Net sales	$183,577	192,203	194,709	198,541
Cost of goods sold and occupancy costs	131,424	138,045	141,928	145,297
Gross profit	52,153	54,158	52,781	53,244
Store expenses	41,843	42,400	45,028	45,079
Administrative expenses	4,883	4,959	5,105	5,142
Pre-opening and relocation expenses	1,261	1,284	970	284
Operating income	4,166	5,515	1,678	2,739
Interest expense	(983)	(879)	(876)	(1,055)
Income before income taxes	3,183	4,636	802	1,684
Provision for income taxes	(1,122)	(1,640)	(204)	(448)
Net income	$2,061	2,996	598	1,236

Basic earnings per share	$0.09	0.13	0.03	0.06
Diluted earnings per share	0.09	0.13	0.03	0.06

Fiscal Year Ended September 30, 2016	Three months ended
	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Net sales	$167,786	177,395	179,274	181,044
Cost of goods sold and occupancy costs	119,491	125,792	128,344	130,100
Gross profit	48,295	51,603	50,930	50,944
Store expenses	35,899	38,774	40,095	41,390
Administrative expenses	4,754	4,936	4,813	4,739
Pre-opening and relocation expenses	948	1,444	2,007	1,594
Operating income	6,694	6,449	4,015	3,221
Interest expense	(653)	(733)	(768)	(890)
Income before income taxes	6,041	5,716	3,247	2,331
Provision for income taxes	(2,293)	(2,139)	(567)	(865)
Net income	$3,748	3,577	2,680	1,466

Basic earnings per share	$0.17	0.16	0.12	0.07
Diluted earnings per share	0.17	0.16	0.12	0.07

19. Subsequent Events

Between October 1 and December 1, 2017 (the latest practicable date for making the determination), the Company repurchased 101,573 shares of the Company’s common stock at an average per share price (including commissions) of $5.72 for a total of approximately $0.6 million, bringing the total remaining authorization under the Company’s two-year share repurchase program to approximately $8.3 million.

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

We have assessed the effectiveness of our internal control over financial reporting as of September 30, 2017 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment of the design and related testing of the internal control over financial reporting, management concluded that, as of September 30, 2017, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting. KPMG LLP’s attestation report is included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2017.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information provided under the headings “Executive Officers and Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement on Schedule 14A for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2017 (the 2018 Proxy Statement). We have adopted a code of business conduct and ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, including our principal executive, financial and accounting officers, employees, consultants and contractors. Our code of business conduct and ethics is publicly available on our website at www.naturalgrocers.com and we will post any amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information in the 2018 Proxy Statement under the headings “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2018 Proxy Statement under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2018 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information in the 2018 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements: See Part II, Item 8 of this Form 10-K.

2.

Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.	Exhibits:

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form S-1	333-182186	3.1	July 5, 2012
3.2	Amended and Restated Bylaws	Form S-1	333-182186	3.2	July 5, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	Form S-1	333-182186	4.2	July 20, 2012
4.3	Form of Notice of Grant of Stock Unit Award	Form S-8	333-182886	4.2	July 27, 2012
4.4	Form of Registration Rights Agreement	Form S-1	333-182186	4.3	July 5, 2012
10.1	Second Amended and Restated Employment Agreement by and between Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc. and Sandra M. Buffa, dated June 26, 2012*	Form 10-Q	001-35608	10.1	January 29, 2015
10.16	Form of Omnibus Incentive Plan*	Form S-1	333-182186	10.16	July 5, 2012
10.17	Summary of Compensation Arrangements for Non-Employee Directors*	Form S-1	333-182186	10.17	June 29, 2012
10.18	Form of Indemnification Agreement*	Form S-1	333-182186	10.18	June 29, 2012
10.19	Shopping Center Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated January 1, 2010	Form S-1	333-182186	10.19	June 29, 2012
10.20	Ground lease by and between 3801 East Second Avenue, LLC and Vitamin Cottage Natural Food Markets, Inc., dated March 1, 2001	Form S-1	333-182186	10.20	June 29, 2012
10.21	Commercial Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.21	June 29, 2012
10.22	Sublease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.22	June 29, 2012
10.23	Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated September 1, 2011	Form S-1	333-182186	10.23	June 29, 2012
10.24	Lease by and between Chalet Properties, LLC and Boulder Vitamin Cottage Group, LLC, dated July 1, 2011	Form S-1	333-182186	10.24	June 29, 2012
10.25	Lease by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.25	June 29, 2012
10.26	Lease by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.26	June 29, 2012
10.27	Building Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated December 8, 2010	Form S-1	333-182186	10.27	June 29, 2012
10.28	Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated May 20, 2008#	Form S-1	333-182186	10.28	June 29, 2012
10.29	Addendum A to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated February 27, 2009#	Form S-1	333-182186	10.29	June 29, 2012

10.30	Agreement Addendum to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated March 10, 2012#	Form S-1	333-182186	10.30	June 29, 2012
10.31	Third Amendment to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated June 3, 2012#	Form S-1	333-182186	10.31	June 29, 2012
10.32	Form of Stockholders Agreement, by, between and among Natural Grocers by Vitamin Cottage, Inc. and the stockholders to be named therein	Form S-1	333-182186	10.32	July 12, 2012
10.39	Credit Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.39	January 28, 2016
10.40	Security and Pledge Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc., Vitamin Cottage Two Ltd. Liability Company, the other Obligors thereunder and Bank of America, N.A.	Form 10-Q	001-35608	10.40	January 28, 2016
10.41	Customer Distribution Agreement by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc. dated as of June 21, 2016#	Form 10-Q	001-35608	10.41	July 28, 2016
10.42	First Amendment to Credit Agreement dated as of May 10, 2016, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.42	July 28, 2016
10.43	Incentive Compensation Program*	Form 10-Q	001-35608	10.43	February 2, 2017
10.44	Second Amendment to Credit Agreement dated as of September 6, 2017, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	—	—	—	—
10.45	Autoborrow Agreement dated as of September 6, 2017, by and between Vitamin Cottage Natural Food Markets, Inc. and Bank of America, N.A.	—	—	—	—
14	Code of Ethics	Form 10-K	001-35608	14	December 13, 2012
21.1	List of subsidiaries	Form 10-K	001-35608	21.1	December 13, 2012
23.1	Consent of KPMG LLP	—	—	—	—
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.3	Certification of Sandra Buffa, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	—	—	—	—

101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 7, 2017.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely,
Its Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEMPER ISELY	(Principal Executive Officer, Co-President,
Kemper Isely	Director)	December 7, 2017

/s/ ZEPHYR ISELY	(Principal Executive Officer, Co-President,
Zephyr Isely	Director)	December 7, 2017

/s/ SANDRA BUFFA	(Principal Financial and Accounting Officer,
Sandra Buffa	Chief Financial Officer)	December 7, 2017

/s/ ELIZABETH ISELY	Director
Elizabeth Isely		December 7, 2017

/s/ HEATHER ISELY	Director
Heather Isely		December 7, 2017

/s/ MICHAEL CAMPBELL	Director
Michael Campbell		December 7, 2017

/s/ EDWARD CERKOVNIK	Director
Edward Cerkovnik		December 7, 2017

/s/ RICHARD HALLé	Director
Richard Hallé		December 7, 2017