Form 10-Q
period 2017-12-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2018-02-01
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017;

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 31, 2018 was 22,349,282.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2017

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example, “fiscal year 2018” refers to the year from October 1, 2017 to September 30, 2018).

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those referenced in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the Form 10-K) and Item 1A – “Risk Factors” in this Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31, 2017	September 30, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,089	6,521
Accounts receivable, net	4,477	4,860
Merchandise inventory	91,422	93,612
Prepaid expenses and other current assets	2,761	3,222
Total current assets	106,749	108,215
Property and equipment, net	185,189	184,417
Other assets:
Deposits and other assets	1,688	1,642
Goodwill and other intangible assets, net of accumulated amortization of $402 and $394, respectively	5,673	5,655
Deferred financing costs, net	40	62
Total other assets	7,401	7,359
Total assets	$299,339	299,991

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,163	56,849
Accrued expenses	17,177	14,164
Capital and financing lease obligations, current portion	604	548
Total current liabilities	69,944	71,561
Long-term liabilities:
Capital and financing lease obligations, net of current portion	37,120	32,880
Revolving credit facility	24,592	28,392
Deferred income tax liabilities	7,973	12,419
Deferred compensation	1,355	1,231
Deferred rent	10,593	10,465
Leasehold incentives	9,122	9,160
Total long-term liabilities	90,755	94,547
Total liabilities	160,699	166,108
Commitments (Note 6 and 11)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,510,279 shares issued at December 31, 2017 and September 30, 2017, respectively, and 22,347,709 and 22,448,056 outstanding at December 31, 2017 and September 30, 2017, respectively	23	23
Additional paid-in capital	55,826	55,678
Retained earnings	84,026	78,846
Common stock in treasury at cost, 162,570 and 62,223 shares at December 31, 2017 and September 30, 2017, respectively	(1,235)	(664)
Total stockholders’ equity	138,640	133,883
Total liabilities and stockholders’ equity	$299,339	299,991

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,
	2017	2016

Net sales	$202,480	183,577
Cost of goods sold and occupancy costs	149,321	131,424
Gross profit	53,159	52,153
Store expenses	45,166	41,843
Administrative expenses	5,257	4,883
Pre-opening and relocation expenses	543	1,261
Operating income	2,193	4,166
Interest expense	(1,089)	(983)
Income before income taxes	1,104	3,183
Benefit from (provision for) income taxes	4,077	(1,122)
Net income	$5,181	2,061

Net income per common share:
Basic	$0.23	0.09
Diluted	$0.23	0.09
Weighted average number of shares of common stock outstanding:
Basic	22,359,828	22,453,459
Diluted	22,366,749	22,461,094

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended December 31,
	2017	2016

Operating activities:
Net income	$5,181	2,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,415	7,121
Loss on disposal of property and equipment	48	—
Share-based compensation	160	217
Deferred income tax benefit	(4,446)	(170)
Non-cash interest expense	3	2
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	383	1,128
Merchandise inventory	2,190	(1,657)
Prepaid expenses and other assets	22	1,395
Income tax receivable	351	—
(Decrease) increase in:
Accounts payable	(3,564)	(286)
Accrued expenses	3,013	3,927
Deferred compensation	124	116
Deferred rent and leasehold incentives	89	240
Net cash provided by operating activities	10,969	14,094
Investing activities:
Acquisition of property and equipment	(4,925)	(13,057)
Proceeds from sale of property and equipment	41	2,564
Net cash used in investing activities	(4,884)	(10,493)
Financing activities:
Borrowings under credit facility	87,500	67,350
Repayments under credit facility	(91,300)	(67,701)
Capital and financing lease obligations payments	(132)	(113)
Repurchases of common stock	(581)	—
Payments on withholding tax for restricted stock unit vesting	(4)	(12)
Net cash used in financing activities	(4,517)	(476)
Net increase in cash and cash equivalents	1,568	3,125
Cash and cash equivalents, beginning of period	6,521	4,017
Cash and cash equivalents, end of period	$8,089	7,142
Supplemental disclosures of cash flow information:
Cash paid for interest	$217	121
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $25 and $63, respectively	848	784
Income taxes paid	19	11
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$1,722	7,243
Property acquired through capital and financing lease obligations	4,428	—

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

December 31, 2017 and 2016

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of December 31, 2017, the Company operated 142 stores in 19 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 140 stores in 19 states as of September 30, 2017.

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

The Company has one reporting segment: natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following product categories, which are presented as a percentage of sales for the three months ended December 31, 2017 and 2016, as follows:

	Three months ended December 31,
	2017	2016
Grocery	67%	66
Dietary supplements	22	22
Other	11	12
	100%	100

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including the fair value of assets acquired and liabilities assumed in a business combination), the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to allowances for self-insurance reserves, valuation of inventories, useful lives of property and equipment for depreciation and amortization, impairment of finite-lived intangible, long-lived assets, and goodwill, lease assumptions, valuation allowances for deferred tax assets and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

U.S Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). The Tax Reform Act significantly revises the future ongoing federal income tax by, among other things, lowering U.S. corporate income tax rates effective January 1, 2018. The Company has calculated a blended U.S. federal income tax rate of approximately 24.3% for our fiscal year ending September 30, 2018 and 21.0% for subsequent fiscal years. For the three months ended December 31, 2017, these impacts resulted in a net non-cash tax benefit of approximately $4.3 million due to the favorable impact of the lower blended federal income tax rate and the remeasurement of our deferred tax balances.

The changes included in the Tax Reform Act are broad and complex. The final transition impacts of the Tax Reform Act may differ from the above estimate, due to, among other things, changes in interpretations of the Tax Reform Act, any legislative action to address questions that arise because of the Tax Reform Act and any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act. The SEC has issued Staff Accounting Bulletin 118 (SAB 118), which expresses the SEC’s views regarding the application of Accounting Standards Codification 740, “Income Taxes,” (ASC 740) in the reporting period that includes December 22, 2017 (the date the Tax Reform Act was signed into law). SAB 118 allows for a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of the fiscal year ending September 30, 2018.

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, “Simplifying the Measurement of Inventory,” Topic 330, “Inventory” (ASU 2015-11). The amendments in ASU 2015-11, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost and net realizable value. The amendments in ASU 2015-11 should be applied on a prospective basis. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company adopted the amendments of ASU 2015-11 effective October 1, 2017. The adoption of this standard did not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” Topic 718, “Compensation-Stock Compensation” (ASU 2016-09). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the Company’s financial statements, including income tax consequences, forfeitures and classification on the statement of cash flows. Under previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in income tax expense, rather than paid-in-capital. The adoption of the standard did not have a material impact on the Company’s consolidated statements of income for the three months ended December 31, 2017.

In addition, under ASU 2016-09, excess tax income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. For the three months ended December 31, 2017, there were no excess income tax benefits.

The Company has elected to continue to estimate the number of share-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in a decrease in diluted weighted average shares outstanding of 2,879 shares for the three months ended December 31, 2017.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” Topic 350, “Intangibles – Goodwill and Other” (ASU 2017-04). The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017 and is effective for the Company’s first quarter of the fiscal year ending September 30, 2020. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” Topic 842, “Leases” (ASU 2016-02). ASU No. 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 also requires certain quantitative and qualitative disclosures. The provisions of ASU 2016-02 should be applied on a modified retrospective basis and are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. However, during December 2017, the FASB proposed amending ASU 2016-02 such that restatement of fiscal years 2018 and 2019 would not be required upon adoption. The adoption of ASU 2016-02 will result in a material increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets. The Company is also performing a comprehensive review of its current processes to determine and implement changes required to support the adoption of this standard. As part of this review process, the Company is implementing new software solutions to support the lease reporting upon adoption. The Company is currently evaluating the other effects the adoption of ASU 2016-02 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.” The FASB approved the deferral of ASU 2014-09, by extending the new revenue recognition standard’s mandatory effective date by one year and permitting public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. However, earlier adoption is permitted only for annual reporting periods beginning after December 15, 2016. The guidance in ASU 2014-09 will be effective for the Company in the first quarter of the fiscal year ending September 30, 2019. Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers,” Topic 606, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) in March 2016 and ASU No. 2016-12, “Revenue from Contracts with Customers,” Topic 606, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) in May 2016. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for ASU 2016-08 and ASU 2016-12 are the same as ASU 2014-09. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09, ASU 2016-08 and ASU 2016-12 on its consolidated financial statements. The Company currently does not plan to early adopt ASU 2014-09, ASU 2016-08 or ASU 2016-12.

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

Presented below are basic and diluted EPS for the three months ended December 31, 2017 and 2016, dollars in thousands, except per share data:

	Three months ended December 31,
	2017	2016
Net income	$5,181	2,061

Weighted average number of shares of common stock outstanding	22,359,828	22,453,459
Effect of dilutive securities	6,921	7,635
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,366,749	22,461,094

Basic earnings per share	$0.23	0.09
Diluted earnings per share	$0.23	0.09

There were 157,879 and 71,257 non-vested RSUs for the three months ended December 31, 2017 and 2016, respectively, excluded from the calculation of diluted EPS as they are antidilutive.

The Company did not declare any dividends in the three months ended December 31, 2017 or 2016.

4. Debt

Credit Facility

On January 28, 2016, the Company entered into a credit facility (the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The amount available for borrowing under the Credit Facility is $50.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on January 31, 2021. For floating rate borrowings under the Credit Facility, interest is determined by the lender’s administrative agent based on the most recent compliance certificate of the operating company and stated at the base rate less the lender spread based upon certain financial measures. For fixed rate borrowings under the Credit Facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread based upon certain financial measures. The unused commitment fee is based upon certain financial measures.

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

The Company had $24.6 million and $28.4 million outstanding under the Credit Facility as of December 31, 2017 and September 30, 2017, respectively. As of each of December 31, 2017 and September 30, 2017, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $24.4 million and $20.6 million available for borrowing under the Credit Facility as of December 31, 2017 and September 30, 2017, respectively.

As of December 31, 2017 and September 30, 2017, the Company was in compliance with the financial covenants under the Credit Facility.

Capital and Financing Lease Obligations

The Company had 18 and 17 leases as of December 31, 2017 and September 30, 2017, respectively, that are included in capital and financing lease obligations (see Note 6). No rent expense is recorded for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense. The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $1.1 million for each of the three months ended December 31, 2017 and 2016. Interest expense for the three months ended December 31, 2017 and 2016 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of less than $0.1 million and approximately $0.1 million for the three months ended December 31, 2017 and 2016, respectively.

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

Prior to October 1, 2017, the Company repurchased 97,970 shares under the share repurchase program. During the three months ended December 31, 2017, the Company repurchased 101,573 shares under the share repurchase program. The Company did not repurchase any shares during the three months ended December 31, 2016.

Prior to October 1, 2017, the Company reissued 35,747 treasury shares at a cost of $0.4 million to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. During the three months ended December 31, 2017 and 2016, the Company reissued 1,226 treasury shares at a cost of less than $0.1 million and 1,867 treasury shares at a cost of less than $0.1 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of common stock grants. At December 31, 2017 and September 30, 2017, the Company held in treasury 162,570 shares and 62,223 shares, respectively, totaling approximately $1.2 million and $0.7 million, respectively.

Between January 1, 2018 and January 29, 2018 (the latest practicable date for making the determination), the Company has not repurchased any additional shares of the Company’s common stock.

6. Lease Commitments

Capital and financing lease obligations as of December 31, 2017 and September 30, 2017, were as follows, dollars in thousands:

	As of
	December 31, 2017	September 30, 2017
Capital lease finance obligations, due in monthly installments through fiscal year 2033	$28,981	26,930
Capital lease obligations, due in monthly installments through fiscal year 2041	4,943	4,999
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2033	3,800	1,499
Total capital and financing lease obligations	37,724	33,428
Less current portion	(604)	(548)
Total capital and financing lease obligations, net of current portion	$37,120	32,880

7. Property and Equipment

The Company had the following property and equipment balances as of December 31, 2017 and September 30, 2017, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2017	September 30, 2017
Construction in process		n/a		$7,373	5,286
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		31,926	29,548
Capitalized real estate leases	15	-	25	5,735	5,735
Land		n/a		192	192
Buildings		40		19,259	19,259
Land improvements	5	-	24	1,160	1,159
Leasehold and building improvements	1	-	25	132,647	131,679
Fixtures and equipment	5	-	7	117,834	115,888
Computer hardware and software	3	-	5	19,504	19,108
				335,630	327,854
Less accumulated depreciation and amortization				(150,441)	(143,437)
Property and equipment, net				$185,189	184,417

Capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings under capital lease finance obligations, and capitalized real estate leases includes assets for the Company’s buildings under capital lease obligations (see Note 6).

Depreciation and amortization expense for the three months ended December 31, 2017 and 2016 is summarized as follows, dollars in thousands:

	Three months ended December 31,
	2017	2016
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$196	248
Depreciation and amortization expense included in store expenses	6,850	6,519
Depreciation and amortization expense included in administrative expenses	369	354
Total depreciation and amortization expense	$7,415	7,121

8. Accrued Expenses

The composition of accrued expenses as of December 31, 2017 and September 30, 2017 is summarized as follows, dollars in thousands:

	As of
	December 31,	September 30,
	2017	2017
Payroll and employee-related expenses	$7,849	5,391
Accrued property, sales and use tax payable	6,440	6,399
Accrued marketing expenses	454	648
Deferred revenue related to gift card sales	1,558	906
Other	876	820
Total accrued expenses	$17,177	14,164

9. Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in fiscal year 2018 at the blended federal rate of approximately 24.3%; those expected to reverse in future years, are remeasured at the new federal statutory rate of 21.0%.

Additionally, in calculating our annual effective tax rate, the Company has used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, and the FASB and/or various other taxing jurisdictions. For example, the Company anticipates that state jurisdictions will continue to determine and announce their conformity to the Tax Reform Act, which could have an impact on its annual effective tax rate.

The remeasurement of the Company’s deferred tax balance resulted in a non-cash tax benefit of approximately $4.3 million for the three months ended December 31, 2017.

10. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases and one capital lease with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members, Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended December 31, 2017 and 2016.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (the Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was less than $0.1 million for each of the three months ended December 31, 2017 and 2016.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended December 31, 2017 and 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and with the audited consolidated financial statements and notes thereto in our Form 10-K. This MD&A contains forward-looking statements. Refer to “Forward-Looking Statements” at the beginning of this Form 10-Q for an explanation of these types of statements. Summarized numbers included in this section, and corresponding percentage or basis point changes, may not sum due to the effects of rounding.

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of December 31, 2017, we operated 142 stores in 19 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from 5,000 to 16,000 selling square feet. During the twelve months ended December 31, 2017, our new stores averaged approximately 11,000 selling square feet. Our new prototype store has approximately 10,000 square feet of selling space. We anticipate that in the future, a majority of our new stores will use the new prototype layout.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2017, we increased our store count at a compound annual growth rate of 18.9%. In fiscal year 2017, we opened 14 new stores, and we currently plan to open eight to 10 new stores in fiscal year 2018, two of which opened during the three months ended December 31, 2017. Since December 31, 2017, we have opened one new store in Texas. As of the date of this report, we have signed leases for 10 new stores that we plan to open in fiscal years 2018 and beyond. During fiscal year 2018, we plan to relocate three to four stores. During the quarter ended December 31, 2017, we relocated one store.

Performance Highlights

Key highlights of our performance for the three months ended December 31, 2017 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, comparable store sales, daily average comparable store sales, mature store sales and daily average mature store sales are defined under the caption “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $202.5 million for the three months ended December 31, 2017, an increase of $18.9 million, or 10.3%, compared to net sales of $183.6 million for the three months ended December 31, 2016.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the three months ended December 31, 2017 each increased 4.7% compared to the three months ended December 31, 2016.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended December 31, 2017 each increased 1.6% compared to the three months ended December 31, 2016.

●

Net income. Net income was $5.2 million for the three months ended December 31, 2017, an increase of $3.1 million, or 151.4% compared to net income of $2.1 million for the three months ended December 31, 2016. Net income was favorably impacted by $4.3 million due to the non-cash remeasurement of deferred tax assets and liabilities.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $9.6 million for the three months ended December 31, 2017, a decrease of $1.7 million, or 14.9%, from $11.3 million for the three months ended December 31, 2016. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of December 31, 2017, cash and cash equivalents was $8.1 million, and there was $24.4 million available for borrowing under our $50.0 million Credit Facility, net of undrawn, issued and outstanding letters of credit of $1.0 million.

●

New store growth. We opened two new stores during the three months ended December 31, 2017. We operated a total of 142 stores as of December 31, 2017. We plan to open a total of eight to 10 new stores in fiscal year 2018, which would result in an annual new store growth rate of 5.7% to 7.1% for fiscal year 2018.

●	Store Relocations and Remodels. During fiscal year 2018, we plan to relocate three to four stores. During the quarter ended December 31, 2017, we relocated one store.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. In this regard, we believe our financial results for the three months ended December 31, 2017 reflected improvement in the oil and gas markets we serve, although they generally continue to lag behind our non-oil and gas markets.

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue for the foreseeable future. Our financial results for the three months ended December 31, 2017 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

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

Outlook

We believe there are several key factors that have contributed to our success and will enable us to increase our comparable store sales and continue to expand profitably. These factors include a loyal customer base, increasing transaction count and/or basket size, growing consumer interest in nutrition and wellness, a differentiated shopping experience that focuses on customer service, nutrition education and a shopper friendly retail environment, and our focus on high quality, affordable natural and organic groceries and dietary supplements.

We plan for the foreseeable future to continue opening new stores and entering new markets. The rate of new store growth in the foreseeable future is expected to moderate somewhat compared to recent years, depending on economic and business conditions and other factors. During the past few years, we have expanded our infrastructure to enable us to support our continued unit growth. This has included implementing our enterprise resource planning system, hiring key personnel, developing efficient new store opening construction and operations processes and relocating and expanding our bulk food repackaging facility and distribution center. In addition, we have taken a number of actions in recent years which we believe have enhanced customer loyalty and increased customer engagement, including redesigning our website (www.naturalgrocers.com), enhancing digital and social media presence, and introducing the {N}power® customer appreciation program at all of our stores.

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

Our operating results may be affected by the above-described factors as well as a variety of other internal and external factors and trends described more fully in Item 1A - “Risk Factors” in our Form 10-K and Item 1A – “Risk Factors” in this Form 10-Q.

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

●

Change in mature store sales. We begin to include sales from a store in mature store sales after the store has been open for any part of five fiscal years (for example, our mature stores for fiscal year 2018 are stores that opened during or before fiscal year 2013). We monitor the percentage change in mature store sales by comparing sales from all stores in our mature store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year. When a store that is included in mature store sales is remodeled or relocated, we continue to consider sales from that store to be mature store sales. Our mature store sales data may not be presented on the same basis as our competitors.

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

Store expenses

Store expenses consist of store level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on capitalized real estate leases, land improvements, leasehold improvements, fixtures and equipment and computer hardware and software. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations. The majority of store expenses consist of labor-related expenses, which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores require a certain level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of sales typically decrease.

Administrative expenses

Administrative expenses consist of home office-related expenses, such as salary and benefits, share-based compensation, office supplies, hardware and software expenses, depreciation and amortization expense, occupancy costs (including rent, common area maintenance, real estate taxes and utilities), professional services expenses, expenses associated with being a public company, and other general and administrative expenses. Depreciation expense included in administrative expenses relates to depreciation for assets directly used at the home office including depreciation on land improvements, leasehold improvements, fixtures and equipment and computer hardware and software.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended December 31,
	2017	2016
Statements of Income Data:*
Net sales	100.0%	100.0
Cost of goods sold and occupancy costs	73.7	71.6
Gross profit	26.3	28.4
Store expenses	22.3	22.8
Administrative expenses	2.6	2.7
Pre-opening and relocation expenses	0.3	0.7
Operating income	1.1	2.3
Interest expense	(0.5)	(0.5)
Income before income taxes	0.5	1.7
Benefit from (provision for) income taxes	2.0	(0.6)
Net income	2.6%	1.1
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	142	131
Number of stores opened during the period	2	5

Total store unit count increase period over period	8.4%	22.4
Change in comparable store sales	4.7	(0.6)
Change in daily average comparable store sales	4.7	(0.6)
Change in mature store sales	1.6	(2.3)
Change in daily average mature store sales	1.6	(2.3)

Three months ended December 31, 2017 compared to the three months ended December 31, 2016

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended December 31,		Change In
	2017	2016	Dollars	Percent
Statements of Income Data:
Net sales	$202,480	183,577	18,903	10.3%
Cost of goods sold and occupancy costs	149,321	131,424	17,897	13.6
Gross profit	53,159	52,153	1,006	1.9
Store expenses	45,166	41,843	3,323	7.9
Administrative expenses	5,257	4,883	374	7.6
Pre-opening and relocation expenses	543	1,261	(718)	(56.9)
Operating income	2,193	4,166	(1,973)	(47.4)
Interest expense	(1,089)	(983)	(106)	10.8
Income before income taxes	1,104	3,183	(2,079)	(65.3)
Benefit from (provision for) income taxes	4,077	(1,122)	5,199	(463.4)
Net income	$5,181	2,061	3,120	151.4

Net sales

Net sales increased $18.9 million, or 10.3%, to $202.5 million for the three months ended December 31, 2017 compared to $183.6 million for the three months ended December 31, 2016, due to a $10.3 million increase in sales from new stores and a $8.6 million increase in comparable store sales. Daily average comparable store sales increased 4.7% for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. The daily average comparable store sales increase resulted from a 4.8% increase in daily average transaction count offset by a 0.1% decrease in average transaction size. Comparable store average transaction size was $35.54 for the three months ended December 31, 2017. Daily average mature store sales increased 1.6% for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. The increase in comparable store sales during the three months ended December 31, 2017 was primarily driven by several marketing initiatives and promotional pricing campaigns. In addition, we believe the increase in comparable store sales during the three months ended December 31, 2017 reflected enhanced focus on leadership, training, and improved operating processes in our stores.

Gross profit

Gross profit increased $1.0 million, or 1.9%, to $53.2 million for the three months ended December 31, 2017 compared to $52.2 million for the three months ended December 31, 2016, primarily driven by an increase in the number of comparable stores. Gross margin decreased to 26.3% for the three months ended December 31, 2017 from 28.4% for the three months ended December 31, 2016. Product margin as a percentage of sales during the three months ended December 31, 2017 decreased due to our promotional pricing campaigns and a shift in sales mix to lower margin products. Additionally, gross margin during the three months ended December 31, 2017 was negatively impacted by an increase in occupancy costs as a percentage of sales, primarily due to the higher average lease expenses experienced at newer format stores opened since fiscal year 2013 and at relocated stores.

We had 18 and 16 store leases that were classified as capital and financing lease obligations for the three months ended December 31, 2017 and 2016, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended December 31, 2017 and 2016, would have been approximately 55 basis points higher for each period.

Store expenses

Store expenses increased $3.3 million, or 7.9%, to $45.2 million for the three months ended December 31, 2017 compared to $41.8 million for the three months ended December 31, 2016. Store expenses as a percentage of sales were 22.3% and 22.8% for the three months ended December 31, 2017 and 2016, respectively. The decrease in store expenses as a percentage of sales was primarily due to decreases in labor-related expenses, marketing and depreciation, offset by an increase in utilities.

Administrative expenses

Administrative expenses increased $0.4 million, or 7.6%, to $5.3 million for the three months ended December 31, 2017 compared to $4.9 million for the three months ended December 31, 2016. The increase in administrative expenses was due primarily to increased compensation expenses. Administrative expenses as a percentage of sales were 2.6% and 2.7% for the three months ended December 31, 2017 and 2016, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.7 million, or 56.9%, for the three months ended December 31, 2017 to $0.5 million compared to $1.3 million for the three months ended December 31, 2016, due to the impact of the number and timing of new store openings and relocations. We opened two new stores and relocated one store during the three months ended December 31, 2017 and opened five new stores and relocated no stores during the three months ended December 31, 2016.

Interest expense

Interest expense, net of capitalized interest, increased $0.1 million, or 10.8%, for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. The increase in interest expense is primarily due to higher average borrowings under our Credit Facility and an increase in the number of capital leases during the three months ended December 31, 2017. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 45 and 40 basis points lower than as reported for the three months ended December 31, 2017 and 2016, respectively.

Income taxes

Income taxes decreased $5.2 million for the three months ended December 31, 2017 to a $4.1 million benefit compared to $1.1 million expense for the three months ended December 31, 2016. Exclusive of the adjustment to deferred income tax assets and liabilities, the Company’s effective income tax rate for the three months ended December 31, 2017 was approximately 23.5% as compared to 35.2% for the three months ended December 31, 2016. The decrease in the effective income tax rate for the three months ended December 31, 2017 is a result of the recent tax reform.

Net income

Net income was $5.2 million, or $0.23 diluted earnings per share, for the three months ended December 31, 2017 compared to $2.1 million, or $0.09 diluted earnings per share, for the three months ended December 31, 2016. Excluding the favorable impact of the remeasurement of our deferred tax assets and liabilities as a result of the enactment of the Tax Reform Act, net income was $0.8 million or $0.04 diluted earnings per share for the three months ended December 31, 2017 compared to $2.1 million, or $0.09 diluted earnings per share, for the three months ended December 31, 2016.

Non-GAAP financial measures

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended December 31,
	2017	2016
Net income	$5,181	2,061
Interest expense	1,089	983
Benefit from (provision for) income taxes	(4,077)	1,122
Depreciation and amortization	7,415	7,121
EBITDA	$9,608	11,287

EBITDA decreased 14.9% to $9.6 million in the three months ended December 31, 2017 compared to $11.3 million for the three months ended December 31, 2016. EBITDA as a percentage of sales was 4.7% and 6.1% in the three months ended December 31, 2017 and 2016, respectively. Stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 55 basis points for each of the three months ended December 31, 2017 and 2016, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

Management believes that some investors’ understanding of our performance is enhanced by including EBITDA, a non-GAAP financial measure. We believe EBITDA provides additional information about: (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a component of a measure in our financial covenants under our Credit Facility. Further, our incentive compensation plan bases incentive compensation payments on EBITDA, among other measures.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, interest and principal payments for outstanding indebtedness and corporate taxes. As of December 31, 2017, we had $8.1 million in cash and cash equivalents, as well as $24.4 million available for borrowing under our Credit Facility.

On May 5, 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may expend up to $10.0 million to repurchase shares of the Company’s common stock. During the three months ended December 31, 2017, we repurchased 101,573 shares of our common stock under the share repurchase program. We expect funding for any future share repurchases will come from operating cash flow, excess cash and/or borrowings under our Credit Facility. The timing and the amount of shares repurchased will be dictated by our capital needs and stock market conditions.

We plan to continue to open new stores, which may require us to borrow additional amounts under the Credit Facility. We plan to spend approximately $20 million to $25 million on capital expenditures during the remainder of fiscal year 2018 in connection with six to eight additional new store openings and two to three additional store relocations. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store consisting of capital expenditures of approximately $1.6 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.3 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Three months ended December 31,
	2017	2016
Net cash provided by operating activities	$10,969	14,094
Net cash used in investing activities	(4,884)	(10,493)
Net cash used in financing activities	(4,517)	(476)
Net increase in cash and cash equivalents	1,568	3,125
Cash and cash equivalents, beginning of period	6,521	4,017
Cash and cash equivalents, end of period	$8,089	7,142

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities decreased $3.1 million, or 22.2%, to $11.0 million for the three months ended December 31, 2017 compared to $14.1 million for the three months ended December 31, 2016. The decrease in cash provided by operating activities was primarily due to a decrease in accounts payable, partially offset by a decrease in inventory, as adjusted for non-cash items such as depreciation and amortization resulting from the addition of new stores. Our working capital requirements for inventory will likely increase as we continue to open new stores.

Investing Activities

Net cash used in investing activities decreased $5.6 million, or 53.4%, to $4.9 million for the three months ended December 31, 2017 compared to $10.5 million for the three months ended December 31, 2016. This decrease was due to an $8.1 million decrease in cash paid for property and equipment, which was driven by fewer new store openings, relocations and remodels in the quarter ended December 31, 2017. This decrease was partially offset by $2.6 million proceeds, net of commissions, related to the sale/leaseback on one store building in the quarter ended December 31, 2016.

Financing Activities

Cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and payments of capital and financing lease obligations. Cash used in financing activities was $4.5 million and $0.5 million for the three months ended December 31, 2017 and 2016, respectively.

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

We had $24.6 million outstanding under the Credit Facility as of December 31, 2017 and $28.4 million outstanding under the Credit Facility as of September 30, 2017. As of each of December 31, 2017 and September 30, 2017, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. We had $24.4 million available for borrowing under the Credit Facility as of December 31, 2017 and $20.6 million available for borrowing under the Credit Facility as of September 30, 2017.

As of December 31, 2017 and September 30, 2017, the Company was in compliance with the financial covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 5 of Notes to Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and in Part II, Item 2 of this Form 10-Q.

Off-Balance Sheet Arrangements

As of December 31, 2017, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. All of our stores and facilities, with one exception, are leased. We own buildings in which five of our stores are located; those buildings are located on land that is leased pursuant to a ground lease. As of December 31, 2017, 18 store leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2017.

Changes in Internal Control over Financial Reporting

Management implemented additional internal controls over financial reporting to ensure compliance with the Tax Reform Act. There were no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of the Company’s common stock during the three months ended December 31, 2017 by the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2017 to October 31, 2017	87,950	$5.69	185,920	$8,410
November 1, 2017 to November 30, 2017	13,623	5.91	199,543	8,329
December 1, 2017 to December 31, 2017	—	—	199,543	8,329
Total	101,573	$5.72	199,543	$8,329

(1)     Average price paid per share includes commissions paid.

(2)     On May 5, 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.46	Employment offer letter to Todd Dissinger dated December 5, 2017
10.47	Notice of Grant of Stock Unit Award to Todd Dissinger dated January 2, 2018
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.3	Certification of Todd Dissinger, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 (unaudited) and September 30, 2017, (ii) Consolidated Statements of Income for the three months ended December 31, 2017 and 2016 (unaudited), (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016 (unaudited) and (iv) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on February 1, 2018.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)