Form 10-Q
period 2018-03-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2018-05-03
CIK 1547459

●Switch Companies

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 30, 2018 was 22,364,280.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2018

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe these factors include those referenced in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the Form 10-K) and Item 1A – “Risk Factors” in this Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31, 2018	September 30, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,071	6,521
Accounts receivable, net	5,692	4,860
Merchandise inventory	96,873	93,612
Prepaid expenses and other current assets	2,789	3,222
Total current assets	113,425	108,215
Property and equipment, net	184,053	184,417
Other assets:
Deposits and other assets	1,691	1,642
Goodwill and other intangible assets, net of accumulated amortization of $411 and $394, respectively	5,667	5,655
Deferred financing costs, net	37	62
Total other assets	7,395	7,359
Total assets	$304,873	299,991

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,564	56,849
Accrued expenses	15,440	14,164
Capital and financing lease obligations, current portion	633	548
Total current liabilities	76,637	71,561
Long-term liabilities:
Capital and financing lease obligations, net of current portion	36,953	32,880
Revolving credit facility	19,592	28,392
Deferred income tax liabilities	8,248	12,419
Deferred compensation	665	1,231
Deferred rent	10,796	10,465
Leasehold incentives	9,743	9,160
Total long-term liabilities	85,997	94,547
Total liabilities	162,634	166,108
Commitments (Note 6 and 11)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,510,279 shares issued at March 31, 2018 and September 30, 2017 and 22,364,280 and 22,448,056 outstanding at March 31, 2018 and September 30, 2017, respectively	23	23
Additional paid-in capital	55,894	55,678
Retained earnings	87,431	78,846
Common stock in treasury at cost, 145,999 and 62,223 shares, at March 31, 2018 and September 30, 2017, respectively	(1,109)	(664)
Total stockholders’ equity	142,239	133,883
Total liabilities and stockholders’ equity	$304,873	299,991

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Net sales	$215,911	192,203	418,391	375,780
Cost of goods sold and occupancy costs	157,630	138,045	306,951	269,469
Gross profit	58,281	54,158	111,440	106,311
Store expenses	46,480	42,400	91,646	84,243
Administrative expenses	5,458	4,959	10,715	9,842
Pre-opening and relocation expenses	697	1,284	1,240	2,545
Operating income	5,646	5,515	7,839	9,681
Interest expense, net	(1,122)	(879)	(2,211)	(1,862)
Income before income taxes	4,524	4,636	5,628	7,819
(Provision for) benefit from income taxes	(1,120)	(1,640)	2,957	(2,762)
Net income	$3,404	2,996	8,585	5,057

Net income per common share:
Basic	$0.15	0.13	0.38	0.23
Diluted	$0.15	0.13	0.38	0.23
Weighted average number of shares of common stock outstanding:
Basic	22,353,993	22,458,524	22,356,943	22,455,964
Diluted	22,444,808	22,469,349	22,419,056	22,464,979

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended March 31,
	2018	2017
Operating activities:
Net income	$8,585	5,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,825	14,440
Gain on disposal of property and equipment	(28)	—
Share-based compensation	362	414
Deferred income tax benefit	(4,171)	(573)
Non-cash interest expense	6	6
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(832)	558
Merchandise inventory	(3,261)	(6,184)
Prepaid expenses and other assets	447	1,414
Increase (decrease) in:
Accounts payable	4,181	4,580
Accrued expenses	1,276	1,183
Deferred compensation	(566)	233
Deferred rent and leasehold incentives	914	1,316
Net cash provided by operating activities	21,738	22,444
Investing activities:
Acquisition of property and equipment	(10,559)	(23,598)
Proceeds from sale of property and equipment, net of commissions of $7 and $80, respectively	34	2,564
Net cash used in investing activities	(10,525)	(21,034)
Financing activities:
Borrowings under credit facility	176,000	142,350
Repayments under credit facility	(184,800)	(143,300)
Capital and financing lease obligations payments	(271)	(231)
Repurchase of common stock	(581)	—
Payments on withholding tax for vested restricted stock units	(11)	(12)
Net cash used in financing activities	(9,663)	(1,193)
Net increase in cash and cash equivalents	1,550	217
Cash and cash equivalents, beginning of period	6,521	4,017
Cash and cash equivalents, end of period	$8,071	4,234
Supplemental disclosures of cash flow information:
Cash paid for interest	$431	330
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $49 and $237, respectively	1,748	1,483
Income taxes paid	90	1,382
Deferred compensation paid	700	—
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$2,377	9,528
Property acquired through capital and financing lease obligations	4,428	—

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2018 and 2017

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of March 31, 2018, the Company operated 145 stores in 19 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 140 stores in 19 states as of September 30, 2017.

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

The Company has one reporting segment: natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following product categories, which are presented as a percentage of sales for the three and six months ended March 31, 2018 and 2017, as follows:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Grocery	67%	66	67	66
Dietary supplements	23	23	22	23
Other	10	11	11	11
	100%	100	100	100

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

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). The Tax Reform Act significantly revises the future ongoing federal income tax by, among other things, lowering U.S. corporate income tax rates effective January 1, 2018. The Company has calculated a blended U.S. federal income tax rate of approximately 24.3% for our fiscal year ending September 30, 2018 and 21.0% for subsequent fiscal years. Remeasurement of the Company’s deferred tax balance under the Tax Reform Act resulted in a non-cash tax benefit of approximately $4.3 million for the six months ended March 31, 2018.

The changes included in the Tax Reform Act are broad and complex. The final transition impacts of the Tax Reform Act may differ from the above estimate, due to, among other things, changes in interpretations of the Tax Reform Act, any legislative action to address questions that arise because of the Tax Reform Act and any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act. The SEC has issued Staff Accounting Bulletin 118 (SAB 118), which expresses the SEC’s views regarding the application of Accounting Standards Codification (ASC) 740, “Income Taxes,” (ASC 740) in the reporting period that includes December 22, 2017 (the date the Tax Reform Act was signed into law).

Change in Accounting Principle

During the three months ended March 31, 2018, the Company changed the date of its annual goodwill impairment test from September 30 to July 1, the first day of its fourth fiscal quarter. The results of its goodwill impairment testing will be reported in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2018. The change in the Company’s goodwill impairment test date will lessen resource constraints that exist in connection with the Company's year-end close and financial reporting process, provide for additional time to complete the required goodwill impairment testing and better align with the Company's annual planning and budgeting process, which takes place early in the fourth quarter each year. This change in accounting principle will not delay, accelerate or avoid an impairment charge.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, “Simplifying the Test for Goodwill Impairment,” Topic 350, “Intangibles – Goodwill and Other” (ASU 2017-04). The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017, and the ASU is effective for the Company’s first quarter of the fiscal year ending September 30, 2020. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

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

In January 2018, the FASB issued ASU 2018-01, “Leases,” Topic 842, “Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). ASU 2018-01 permits an entity to elect a transition practical expedient to not assess, under ASC 842, land easements that exist or expired before the standard’s effective date that were not previously accounted for as leases under ASC 840. The Company has opted to elect this practical expedient in implementing ASU 2016-02.

In January 2018, the FASB also issued an exposure draft, “Leases - Targeted Amendments to Topic 842,” amending ASU 2016-02 such that restatement of comparable periods (fiscal years 2018 and 2019) and separation of lease and non-lease components in a contract would not be required upon initial adoption. The FASB approved the proposed changes in March 2018 and a final standard is expected to be issued by June 30, 2018.

The adoption of ASU 2016-02 and related updates will result in a material increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets. The Company is also performing a comprehensive review of its current processes to determine and implement changes required to support the adoption of this standard. As part of this review process, the Company is implementing new software solutions to support the lease reporting upon adoption. The Company is currently evaluating the other effects the adoption of ASU 2016-02 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.” The FASB approved the deferral of ASU 2014-09, by extending the new revenue recognition standard’s mandatory effective date by one year and permitting public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The guidance in ASU 2014-09 will be effective for the Company in the first quarter of the fiscal year ending September 30, 2019. Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers,” Topic 606, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08) in March 2016 and ASU No. 2016-12, “Revenue from Contracts with Customers,” Topic 606, “Narrow-Scope Improvements and Practical Expedients” (ASU 2016-12) in May 2016. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for ASU 2016-08 and ASU 2016-12 are the same as ASU 2014-09. The Company is in the process of evaluating the impact of the adoption of ASU 2014-09, ASU 2016-08 and ASU 2016-12 on its consolidated financial statements. The Company currently does not plan to early adopt ASU 2014-09, ASU 2016-08 or ASU 2016-12.

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

Presented below are basic and diluted EPS for the three and six months ended March 31, 2018 and 2017, dollars in thousands, except per share data:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Net income	$3,404	2,996	8,585	5,057

Weighted average number of shares of common stock outstanding	22,353,993	22,458,524	22,356,943	22,455,964
Effect of dilutive securities	90,815	10,825	62,113	9,015
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,444,808	22,469,349	22,419,056	22,464,979

Basic earnings per share	$0.15	0.13	0.38	0.23
Diluted earnings per share	$0.15	0.13	0.38	0.23

There were 75,169 and 172,356 non-vested RSUs for the three and six months ended March 31, 2018, respectively, excluded from the calculation of diluted EPS as they are antidilutive. There were 83,726 antidilutive non-vested RSUs for each of the three and six months ended March 31, 2017, respectively.

The Company did not declare any dividends in the three or six months ended March 31, 2018 or 2017.

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

The Company had $19.6 million and $28.4 million outstanding under the Credit Facility as of March 31, 2018 and September 30, 2017, respectively. As of each of March 31, 2018 and September 30, 2017, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $29.4 million and $20.6 million available for borrowing under the Credit Facility as of March 31, 2018 and September 30, 2017, respectively.

As of March 31, 2018 and September 30, 2017, the Company was in compliance with the financial covenants under the Credit Facility.

Capital and Financing Lease Obligations

The Company had 18 and 17 leases as of March 31, 2018 and September 30, 2017, respectively, that are included in capital and financing lease obligations (see Note 6). No rent expense is recorded for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense. The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $1.1 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively, and approximately $2.3 million and $1.9 million for the six months ended March 31, 2018 and 2017, respectively. Interest expense for the three and six months ended March 31, 2018 and 2017 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of less than $0.1 and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, and less than $0.1 million and $0.2 million for the six months ended March 31, 2018 and 2017, respectively.

5. Shareholders’ Equity

Share Repurchases

On May 4, 2016, the Company’s Board of Directors (the Board) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. On May 2, 2018, the Board authorized a two-year extension of the Company’s share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020 (see Note 12). Repurchases under the Company’s share repurchase program are made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

Prior to October 1, 2017, the Company repurchased 97,970 shares under the share repurchase program. During the six months ended March 31, 2018, the Company repurchased 101,573 shares under the share repurchase program. The Company did not repurchase any shares during the three months ended March 31, 2018. Between April 1, 2018 and April 30, 2018 (the latest practicable date for making the determination), the Company did not repurchase any additional shares of the Company’s common stock. The dollar value of the shares of the Company’s common stock that may yet be purchased under the share repurchase program is approximately $8.3 million.

Prior to October 1, 2017, the Company reissued 35,747 treasury shares at a cost of $0.4 million to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. During the three and six months ended March 31, 2018, the Company reissued 16,571 and 17,797 treasury shares, respectively, at a cost of $0.1 million for each period, to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of common stock grants. During the three and six months ended March 31, 2017, the Company reissued 10,392 and 12,259 treasury shares, respectively, at a cost of $0.1 million for each period, to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of common stock grants. At March 31, 2018 and September 30, 2017, the Company held in treasury 145,999 shares and 62,223 shares, respectively, totaling approximately $1.1 million and $0.7 million, respectively.

6. Lease Commitments

Capital and financing lease obligations as of March 31, 2018 and September 30, 2017, were as follows, dollars in thousands:

	As of
	March 31, 2018	September 30, 2017
Capital lease finance obligations, due in monthly installments through fiscal year 2033	$28,902	26,930
Capital lease obligations, due in monthly installments through fiscal year 2041	4,884	4,999
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2033	3,800	1,499
Total capital and financing lease obligations	37,586	33,428
Less current portion	(633)	(548)
Total capital and financing lease obligations, net of current portion	$36,953	32,880

7. Property and Equipment

The Company had the following property and equipment balances as of March 31, 2018 and September 30, 2017, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2018	September 30, 2017
Construction in process		n/a		$8,968	5,286
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		31,900	29,548
Capitalized real estate leases	15	–	25	5,735	5,735
Land		n/a		192	192
Buildings		40		19,262	19,259
Land improvements	5	–	24	1,159	1,159
Leasehold and building improvements	1	–	25	130,364	131,679
Fixtures and equipment	5	–	7	120,188	115,888
Computer hardware and software	3	–	5	20,021	19,108
				337,789	327,854
Less accumulated depreciation and amortization				(153,736)	(143,437)
Property and equipment, net				$184,053	184,417

Capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings under capital lease finance obligations, and capitalized real estate leases includes assets for the Company’s buildings under capital lease obligations (see Note 6).

Depreciation and amortization expense for the three and six months ended March 31, 2018 and 2017 is summarized as follows, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$196	268	392	516
Depreciation and amortization expense included in store expenses	6,835	6,672	13,685	13,191
Depreciation and amortization expense included in administrative expenses	379	379	748	733
Total depreciation and amortization expense	$7,410	7,319	14,825	14,440

8. Accrued Expenses

The composition of accrued expenses as of March 31, 2018 and September 30, 2017 is summarized as follows, dollars in thousands:

	As of
	March 31,	September 30,
	2018	2017
Accrued property, sales and use tax payable	$6,243	5,391
Payroll and employee-related expenses	6,519	6,399
Accrued marketing expenses	709	648
Deferred revenue related to gift card sales	1,332	906
Other	637	820
Total accrued expenses	$15,440	14,164

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

Additionally, within the calculation of its annual effective tax rate, the Company has used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, and the FASB and/or various other taxing jurisdictions. For example, the Company anticipates that state jurisdictions will continue to determine and announce their conformity to the Tax Reform Act, which could have an impact on its annual effective tax rate.

The remeasurement of the Company’s deferred tax balance resulted in a non-cash tax benefit of approximately $4.3 million for the six months ended March 31, 2018.

10. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases and one capital lease with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended March 31, 2018 and 2017. Rent paid to Chalet was approximately $0.6 million for each of the six months ended March 31, 2018 and 2017.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (the Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended March 31, 2018 and 2017. Rent paid to the Land Trust was approximately $0.2 million for each of the six months ended March 31, 2018 and 2017.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended March 31, 2018 and 2017. Rent paid to FTVC LLC was less than $0.1 million for each of the six months ended March 31, 2018 and 2017.

11. Commitments and Contingencies

The Company is periodically involved in various legal proceedings that are incidental to the conduct of its business, including but not limited to employment-related claims, customer injury claims and investigations. When the potential liability from a matter can be estimated and the loss is considered probable, the Company records the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. Although the Company cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against it, management does not believe any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its business, prospects, financial condition, cash flows or results of operations.

12. Subsequent Event

On May 2, 2018, the Board authorized a two-year extension of the Company’s share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of March 31, 2018, we operated 145 stores in 19 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from 5,000 to 16,000 selling square feet. During the twelve months ended March 31, 2018, our new stores averaged approximately 11,000 selling square feet. Our new prototype store has approximately 10,000 square feet of selling space. We anticipate that in the future, a majority of our new stores will use the new prototype layout.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2017, we increased our store count at a compound annual growth rate of 18.9%. In fiscal year 2017, we opened 14 new stores, and we currently plan to open eight to 10 new stores in fiscal year 2018, five of which opened during the six months ended March 31, 2018. Since March 31, 2018, we have opened one new store in Oregon. As of the date of this report, we have signed leases for eight new stores that we plan to open in fiscal years 2018 and beyond. During fiscal year 2018, we plan to relocate three to four stores. During the six months ended March 31, 2018, we relocated one store.

Performance Highlights

Key highlights of our performance for the three and six months ended March 31, 2018 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, comparable store sales, daily average comparable store sales, mature store sales and daily average mature store sales are defined under the caption “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $215.9 million for the three months ended March 31, 2018, an increase of $23.7 million, or 12.3%, compared to net sales of $192.2 million for the three months ended March 31, 2017. Net sales were $418.4 million for the six months ended March 31, 2018, an increase of $42.6 million, or 11.3%, compared to net sales of $375.8 million for the six months ended March 31, 2017.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the three months ended March 31, 2018 each increased 7.1% compared to the three months ended March 31, 2017. Comparable store sales and daily average comparable store sales for the six months ended March 31, 2018 each increased 5.9% compared to the six months ended March 31, 2017.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended March 31, 2018 each increased 4.3% compared to the three months ended March 31, 2017. Mature store sales and daily average mature store sales for the six months ended March 31, 2018 each increased 3.0% compared to the six months ended March 31, 2017.

●

Net income. Net income was $3.4 million for the three months ended March 31, 2018, an increase of $0.4 million, or 13.6%, compared to net income of $3.0 million for the three months ended March 31, 2017. Net income was $8.6 million for the six months ended March 31, 2018, an increase of $3.5 million, or 69.8%, compared to net income of $5.1 million for the six months ended March 31, 2017.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $13.1 million for the three months ended March 31, 2018, an increase of $0.2 million, or 1.7%, compared to $12.8 million for the three months ended March 31, 2017. EBITDA was $22.7 million for the six months ended March 31, 2018, a decrease of $1.5 million, or 6.0%, compared to $24.1 million for the six months ended March 31, 2017. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of March 31, 2018, cash and cash equivalents was $8.1 million, and there was $29.4 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $1.0 million.

●

New store growth. We opened three new stores during the three months ended March 31, 2018 and five new stores during the six months ended March 31, 2018. We operated a total of 145 stores as of March 31, 2018. We plan to open a total of eight to 10 new stores in fiscal year 2018, which would result in an annual new store growth rate of 5.7% to 7.1% for fiscal year 2018.

●	Store Relocations and Remodels. We relocated one store during the six months ended March 31, 2018; we plan to relocate two to three additional stores during the remainder of fiscal year 2018.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. In this regard, we believe our financial results for the three and six months ended March 31, 2018 reflected improvement in the oil and gas markets we serve, although they generally continue to lag behind our non-oil and gas markets.

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue for the foreseeable future. Our financial results for the three and six months ended March 31, 2018 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

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

We believe there are opportunities for us to continue to expand our store base, expand profitability and increase comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry and regional and general economic conditions. As we continue to expand our store base, we believe there are opportunities for increased leverage in costs, such as administrative expenses, as well as increased economies of scale in sourcing products. However, due to our commitment to providing high-quality products at affordable prices and increased competition, such sourcing economies and efficiencies at our bulk food repackaging facility and distribution center may not be reflected in our gross margin in the near term. In addition, our ability to leverage costs may be limited due to the fixed nature of our rent obligations and related occupancy expenses.

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

Key Financial Metrics in Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key measures are as follows:

Net sales

Our net sales are comprised of gross sales net of discounts, in-house coupons and returns and allowances. In comparing net sales between periods, we monitor the following:

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

Store expenses

Store expenses consist of store level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on capitalized real estate leases, land improvements, leasehold improvements, fixtures and equipment and computer hardware and software. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations. The majority of store expenses consist of labor-related expenses, which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores require a minimum level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of sales typically decrease.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Statements of Income Data:*
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	73.0	71.8	73.4	71.7
Gross profit	27.0	28.2	26.6	28.3
Store expenses	21.5	22.1	21.9	22.4
Administrative expenses	2.5	2.6	2.6	2.6
Pre-opening and relocation expenses	0.3	0.7	0.3	0.7
Operating income	2.6	2.9	1.9	2.6
Interest expense, net	(0.5)	(0.5)	(0.5)	(0.5)
Income before income taxes	2.1	2.4	1.3	2.1
(Provision for) benefit from income taxes	(0.5)	(0.9)	0.7	(0.7)
Net income	1.6%	1.6	2.1	1.3
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	145	135	145	135
Number of stores opened during the period	3	4	5	9
Total store unit count increase period over period	7.4%	20.5	7.4	20.5
Change in comparable store sales	7.1	(1.7)	5.9	(1.2)
Change in daily average comparable store sales	7.1	(1.7)	5.9	(1.2)
Change in mature store sales	4.3	(3.1)	3.0	(2.7)
Change in daily average mature store sales	4.3	(3.1)	3.0	(2.7)

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended March 31,		Change In
	2018	2017	Dollars	Percent
Statements of Income Data:
Net sales	$215,911	192,203	23,708	12.3%
Cost of goods sold and occupancy costs	157,630	138,045	19,585	14.2
Gross profit	58,281	54,158	4,123	7.6
Store expenses	46,480	42,400	4,080	9.6
Administrative expenses	5,458	4,959	499	10.1
Pre-opening and relocation expenses	697	1,284	(587)	(45.7)
Operating income	5,646	5,515	131	2.4
Interest expense, net	(1,122)	(879)	(243)	27.6
Income before income taxes	4,524	4,636	(112)	(2.4)
Provision for income taxes	(1,120)	(1,640)	(520)	(31.7)
Net income	$3,404	2,996	408	13.6

Net sales

Net sales increased $23.7 million, or 12.3%, to $215.9 million for the three months ended March 31, 2018 compared to $192.2 million for the three months ended March 31, 2017, primarily due to a $13.5 million increase in comparable store sales and a $10.2 million increase in new store sales. Daily average comparable store sales increased 7.1% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The daily average comparable store sales increase resulted from a 5.0% increase in daily average transaction count and a 2.0% increase in average transaction size. Comparable store average transaction size was $35.79 for the three months ended March 31, 2018. Daily average mature store sales increased 4.3% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in comparable store sales during the three months ended March 31, 2018 was primarily driven by several marketing initiatives and promotional pricing campaigns. In addition, we believe the increase in comparable store sales during the three months ended March 31, 2018 reflected enhanced focus on leadership, training, and improved operating processes in our stores.

Gross profit

Gross profit increased $4.1 million, or 7.6%, to $58.3 million for the three months ended March 31, 2018 compared to $54.2 million for the three months ended March 31, 2017, primarily driven by an increase in the number of comparable stores. Gross margin decreased to 27.0% for the three months ended March 31, 2018 from 28.2% for the three months ended March 31, 2017. Product margin as a percentage of sales during the three months ended March 31, 2018 decreased due to our promotional pricing campaigns and a shift in sales mix to lower margin products. Additionally, gross margin during the three months ended March 31, 2018 was negatively impacted by an increase in occupancy costs as a percentage of sales, primarily due to the higher average lease expenses experienced at newer format stores opened since fiscal year 2013 and at relocated stores.

We had 18 and 16 store leases that were classified as capital and financing lease obligations for the three months ended March 31, 2018 and 2017, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended March 31, 2018 and 2017, would have been approximately 55 and 50 basis points higher, respectively, than as reported for each period.

Store expenses

Store expenses increased $4.1 million, or 9.6%, to $46.5 million for the three months ended March 31, 2018 compared to $42.4 million for the three months ended March 31, 2017. Store expenses as a percentage of sales were 21.5% and 22.1% for the three months ended March 31, 2018 and 2017, respectively. The decrease in store expenses as a percentage of sales was primarily due to decreases in labor-related expenses and depreciation, both as a percentage of sales.

Administrative expenses

Administrative expenses increased $0.5 million, or 10.1%, to $5.5 million for the three months ended March 31, 2018 compared to $5.0 million for the three months ended March 31, 2017. The increase in administrative expenses was primarily driven by growth in compensation expenses. Administrative expenses as a percentage of sales were 2.5% and 2.6% for the three months ended March 31, 2018 and 2017, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.6 million, or 45.7%, to $0.7 million for the three months ended March 31, 2018 compared to $1.3 million for the three months ended March 31, 2017, due to the impact of the number and timing of new store openings and relocations. We opened three new stores during the three months ended March 31, 2018 compared to opening four new stores and relocating one store during the three months ended March 31, 2017. Pre-opening and relocation expenses as a percentage of sales were 0.3% and 0.7% for the three months ended March 31, 2018 and 2017, respectively.

Interest expense

Interest expense, net of capitalized interest, increased $0.2 million, or 27.6%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in interest expense is primarily due to an increase in the number of capital leases and higher interest rates under our Credit Facility during the three months ended March 31, 2018. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 45 and 35 basis points lower than as reported for the three months ended March 31, 2018 and 2017, respectively.

Income taxes

Our effective income tax rate for the three months ended March 31, 2018 and 2017 was 24.8% and 35.4%, respectively. The decrease in the effective income tax rate for the three months ended March 31, 2018 is a result of the Tax Reform Act.

Net income

Net income was $3.4 million, or $0.15 diluted earnings per share, for the three months ended March 31, 2018 compared to $3.0 million, or $0.13 diluted earnings per share, for the three months ended March 31, 2017.

Six months ended March 31, 2018 compared to the six months ended March 31, 2017

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Six months ended March 31,		Change In
	2018	2017	Dollars	Percent
Statements of Income Data:
Net sales	$418,391	375,780	42,611	11.3%
Cost of goods sold and occupancy costs	306,951	269,469	37,482	13.9
Gross profit	111,440	106,311	5,129	4.8
Store expenses	91,646	84,243	7,403	8.8
Administrative expenses	10,715	9,842	873	8.9
Pre-opening and relocation expenses	1,240	2,545	(1,305)	(51.3)
Operating income	7,839	9,681	(1,842)	(19.0)
Interest expense, net	(2,211)	(1,862)	(349)	18.7
Income before income taxes	5,628	7,819	(2,191)	(28.0)
Benefit from (provision for) income taxes	2,957	(2,762)	5,719	(207.1)
Net income	$8,585	5,057	3,528	69.8

Net sales

Net sales increased $42.6 million, or 11.3%, to $418.4 million for the six months ended March 31, 2018 compared to $375.8 million for the six months ended March 31, 2017, primarily due to a $22.1 million increase in comparable store sales and a $20.5 million increase in new store sales. Daily average comparable store sales increased 5.9% for the six months ended March 31, 2018 compared to the six months ended March 31, 2017. The daily average comparable store sales increase resulted from a 4.9% increase in daily average transaction count and a 0.9% increase in average transaction size. Comparable store average transaction size was $35.67 for the six months ended March 31, 2018. Daily average mature store sales increased 3.0% for the six months ended March 31, 2018 compared to the six months ended March 31, 2017. The increase in comparable store sales during the six months ended March 31, 2018 was primarily driven by several marketing initiatives and promotional pricing campaigns. In addition, we believe the increase in comparable store sales during the six months ended March 31, 2018 reflected enhanced focus on leadership, training, and improved operating processes in our stores.

Gross profit

Gross profit increased $5.1 million, or 4.8%, to $111.4 million for the six months ended March 31, 2018 compared to $106.3 million for the six months ended March 31, 2017, primarily driven by an increase in the number of comparable stores. Gross margin decreased to 26.6% for the six months ended March 31, 2018 from 28.3% for the six months ended March 31, 2017. Product margin as a percentage of sales during the six months ended March 31, 2018 decreased due to our promotional pricing campaigns and a shift in sales mix to lower margin products. Additionally, gross margin during the six months ended March 31, 2018 was negatively impacted by an increase in occupancy costs as a percentage of sales, primarily due to the higher average lease expenses experienced at newer format stores opened since fiscal year 2013 and at relocated stores.

We had 18 and 16 store leases that were classified as capital and financing lease obligations for the six months ended March 31, 2018 and 2017, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the six months ended March 31, 2018 and 2017, would have been approximately 55 and 50 basis points higher, respectively, than as reported.

Store expenses

Store expenses increased $7.4 million, or 8.8%, to $91.6 million for the six months ended March 31, 2018 compared to $84.2 million for the six months ended March 31, 2017. Store expenses as a percentage of sales were 21.9% and 22.4% for the six months ended March 31, 2018 and 2017, respectively. The decrease in store expenses as a percentage of sales was primarily due to decreases in labor-related expenses and depreciation, both as a percentage of sales.

Administrative expenses

Administrative expenses increased $0.9 million, or 8.9%, to $10.7 million for the six months ended March 31, 2018 compared to $9.8 million for the six months ended March 31, 2017. The increase in administrative expenses was primarily driven by growth in compensation expenses. Administrative expenses as a percentage of sales were 2.6% for each of the six months ended March 31, 2018 and 2017.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $1.3 million, or 51.3%, to $1.2 million for the six months ended March 31, 2018 compared to $2.5 million for the six months ended March 31, 2017, due to the impact of the number and timing of new store openings and relocations. We opened five new stores and relocated one store during the six months ended March 31, 2018 compared to opening nine new stores and relocating one store during the six months ended March 31, 2017. Pre-opening and relocation expenses as a percentage of sales were 0.3% and 0.7% for the six months ended March 31, 2018 and 2017, respectively.

Interest expense

Interest expense, net of capitalized interest, increased $0.3 million, or 18.7%, for the six months ended March 31, 2018 compared to the six months ended March 31, 2017. The increase in interest expense is primarily due to higher interest rates under our Credit Facility, an increase in the number of capital leases and a decrease in capitalized interest during the six months ended March 31, 2018. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 45 and 40 basis points lower than as reported for the six months ended March 31, 2018 and 2017, respectively.

Income taxes

Income taxes decreased $5.7 million for the six months ended March 31, 2018 to a $3.0 million benefit compared to a $2.8 million expense for the six months ended March 31, 2017. Exclusive of the adjustment to deferred income tax assets and liabilities, the Company’s effective income tax rate for the six months ended March 31, 2018 was approximately 24.5% as compared to 35.3% for the six months ended March 31, 2017. The decrease in the effective income tax rate for the six months ended March 31, 2018 is a result of the Tax Reform Act.

Net income

Net income was $8.6 million, or $0.38 diluted earnings per share, for the six months ended March 31, 2018 compared to $5.1 million, or $0.23 diluted earnings per share, for the six months ended March 31, 2017. Excluding the favorable impact of the remeasurement of our deferred tax assets and liabilities as a result of the enactment of the Tax Reform Act, net income for the six months ended March 31, 2018 was $4.3 million, or $0.19 diluted earnings per share.

Non-GAAP financial measures

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Net income	$3,404	2,996	8,585	5,057
Interest expense, net	1,122	879	2,211	1,862
Provision for (benefit from) income taxes	1,120	1,640	(2,957)	2,762
Depreciation and amortization	7,410	7,319	14,825	14,440
EBITDA	$13,056	12,834	22,664	24,121

EBITDA increased 1.7% to $13.1 million in the three months ended March 31, 2018 compared to $12.8 million for the three months ended March 31, 2017. EBITDA decreased 6.0% to $22.7 million in the six months ended March 31, 2018 compared to $24.1 million for the six months ended March 31, 2017. EBITDA as a percent of sales was 6.0% and 6.7% in the three months ended March 31, 2018 and 2017, respectively. EBITDA as a percent of sales was 5.4% and 6.4% in the six months ended March 31, 2018 and 2017, respectively. Stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 55 and 50 basis points the three months ended March 31, 2018 and 2017, respectively, and by approximately 55 and 50 basis points for the six months ended March 31, 2018 and 2017, respectively, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

Management believes some investors’ understanding of our performance is enhanced by including EBITDA, a non-GAAP financial measure. We believe EBITDA provides additional information about: (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a component of a measure in our financial covenants under our Credit Facility. Further, our incentive compensation plan bases incentive compensation payments on EBITDA, among other measures.

Furthermore, management believes some investors use EBITDA as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management believes some investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. By providing this non-GAAP financial measure, together with a reconciliation from net income, we believe we are enhancing analysts’ and investors’ understanding of our business and our results of operations, as well as assisting analysts and investors in evaluating how well we are executing our strategic initiatives.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, interest and principal payments for outstanding indebtedness and corporate taxes. As of March 31, 2018, we had $8.1 million in cash and cash equivalents, as well as $29.4 million available for borrowing under our Credit Facility.

On May 4, 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may expend up to $10.0 million to repurchase shares of the Company’s common stock. On May 2, 2018, our Board authorized a two-year extension of the Company’s share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020. During the six months ended March 31, 2018, we repurchased 101,573 shares of our common stock under the share repurchase program. We did not repurchase any shares during the three months ended March 31, 2018. Between April 1, 2018 and April 30, 2018 (the latest practicable date for making the determination), we did not repurchase any additional shares of our common stock. The dollar value of the shares of common stock that may yet be purchased under the share repurchase program is approximately $8.3 million. We expect funding for any future share repurchases will come from operating cash flow, excess cash and/or borrowings under our Credit Facility. The timing and the amount of shares repurchased will be dictated by our capital needs and stock market conditions.

We plan to continue to open new stores, which may require us to borrow additional amounts under the Credit Facility. We plan to spend approximately $14.5 million to $19.5 million on capital expenditures during the remainder of fiscal year 2018 in connection with three to five additional new store openings and two to three additional store relocations. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store consisting of capital expenditures of approximately $1.6 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.3 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Six months ended March 31,
	2018	2017
Net cash provided by operating activities	$21,738	22,444
Net cash used in investing activities	(10,525)	(21,034)
Net cash used in financing activities	(9,663)	(1,193)
Net increase in cash and cash equivalents	1,550	217
Cash and cash equivalents, beginning of period	6,521	4,017
Cash and cash equivalents, end of period	$8,071	4,234

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Net cash provided by operating activities decreased $0.7 million, or 3.1%, to $21.7 million for the six months ended March 31, 2018 compared to $22.4 million for the six months ended March 31, 2017. The decrease in cash provided by operating activities was primarily due to a decrease in deferred tax expense, partially offset by a change in inventory and an increase in net income, as adjusted for non-cash items such as depreciation and amortization resulting from the addition of new stores. Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Investing Activities

Net cash used in investing activities decreased $10.5 million, or 50.0%, to $10.5 million for the six months ended March 31, 2018 compared to $21.0 million for the six months ended March 31, 2017. This decrease was due to a $13.0 million decrease in cash paid for property and equipment, which was driven by fewer new store openings and relocations in the six months ended March 31, 2018. This decrease was partially offset by $2.6 million proceeds, net of commissions, related to the sale/leaseback on one store building in the six months ended March 31, 2017.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and payments of capital and financing lease obligations. Net cash used in financing activities was $9.7 million and $1.2 million for the six months ended March 31, 2018 and 2017, respectively.

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

We had $19.6 million outstanding under the Credit Facility as of March 31, 2018 and $28.4 million outstanding under the Credit Facility as of September 30, 2017. As of each of March 31, 2018 and September 30, 2017, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. We had $29.4 million available for borrowing under the Credit Facility as of March 31, 2018 and $20.6 million available for borrowing under the Credit Facility as of September 30, 2017.

As of March 31, 2018 and September 30, 2017, the Company was in compliance with the debt covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 5 of Notes to Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10- Q.

Off-Balance Sheet Arrangements

As of March 31, 2018, our off-balance sheet arrangements consisted of operating leases, as the majority of our stores and facilities are leased. We own buildings in which five of our stores are located; those buildings are located on land that is leased pursuant to a ground lease. As of March 31, 2018, 18 store leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

Management has implemented additional internal controls over financial reporting to ensure compliance with the Tax Reform Act. There were no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On May 2, 2018, our Board authorized a two-year extension of the Company’s share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020. The dollar value of the shares of common stock that may yet be repurchased under the share repurchase program is approximately $8.3 million.

Item 6. Exhibits

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 (unaudited) and September 30, 2017, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2018 and 2017 (unaudited), (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017 (unaudited) and (iv) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 3, 2018.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)