Form 10-Q
period 2018-06-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2018-08-02
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 30, 2018 was 22,364,477.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2018

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2018	September 30, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,204	6,521
Accounts receivable, net	4,913	4,860
Merchandise inventory	97,247	93,612
Prepaid expenses and other current assets	3,210	3,222
Total current assets	112,574	108,215
Property and equipment, net	187,649	184,417
Other assets:
Deposits and other assets	1,693	1,642
Goodwill and other intangible assets, net of accumulated amortization of $420 and $394, respectively	5,659	5,655
Deferred financing costs, net	34	62
Total other assets	7,386	7,359
Total assets	$307,609	299,991

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,211	56,849
Accrued expenses	17,630	14,164
Capital and financing lease obligations, current portion	699	548
Total current liabilities	76,540	71,561
Long-term liabilities:
Capital and financing lease obligations, net of current portion	40,519	32,880
Revolving credit facility	16,292	28,392
Deferred income tax liabilities	8,682	12,419
Deferred compensation	676	1,231
Deferred rent	10,976	10,465
Leasehold incentives	9,510	9,160
Total long-term liabilities	86,655	94,547
Total liabilities	163,195	166,108
Commitments (Note 6 and 11)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,510,279 shares issued at June 30, 2018 and September 30, 2017 and 22,364,477 and 22,448,056 outstanding at June 30, 2018 and September 30, 2017, respectively	23	23
Additional paid-in capital	56,077	55,678
Retained earnings	89,422	78,846
Common stock in treasury at cost, 145,802 and 62,223 shares, at June 30, 2018 and September 30, 2017, respectively	(1,108)	(664)
Total stockholders’ equity	144,414	133,883
Total liabilities and stockholders’ equity	$307,609	299,991

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Net sales	$213,130	194,709	631,521	570,489
Cost of goods sold and occupancy costs	156,299	141,928	463,250	411,397
Gross profit	56,831	52,781	168,271	159,092
Store expenses	47,000	45,028	138,646	129,271
Administrative expenses	5,630	5,105	16,345	14,947
Pre-opening and relocation expenses	443	970	1,683	3,515
Operating income	3,758	1,678	11,597	11,359
Interest expense, net	(1,170)	(876)	(3,381)	(2,738)
Income before income taxes	2,588	802	8,216	8,621
(Provision for) benefit from income taxes	(597)	(204)	2,360	(2,966)
Net income	$1,991	598	10,576	5,655

Net income per common share:
Basic	$0.09	0.03	0.47	0.25
Diluted	$0.09	0.03	0.47	0.25
Weighted average number of shares of common stock outstanding:
Basic	22,364,397	22,460,058	22,359,427	22,457,328
Diluted	22,497,066	22,469,186	22,439,890	22,465,126

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended June 30,
	2018	2017
Operating activities:
Net income	$10,576	5,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,169	21,965
Gain on disposal of property and equipment	(23)	(21)
Share-based compensation	547	604
Deferred income tax benefit	(3,738)	(700)
Non-cash interest expense	11	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(30)	462
Merchandise inventory	(3,635)	(6,534)
Prepaid expenses and other assets	(1,186)	871
Income tax receivable	1,082	-
Increase (decrease) in:
Accounts payable	759	7,114
Accrued expenses	3,467	3,588
Deferred compensation	(554)	353
Deferred rent and leasehold incentives	861	2,500
Net cash provided by operating activities	30,306	35,857
Investing activities:
Acquisition of property and equipment	(16,673)	(36,748)
Proceeds from sale of property and equipment, net of commissions of $7 and $80, respectively	34	2,585
Proceeds from property insurance settlements	124	-
Net cash used in investing activities	(16,515)	(34,163)
Financing activities:
Borrowings under credit facility	279,900	224,350
Repayments under credit facility	(292,000)	(224,300)
Capital and financing lease obligations payments	(416)	(352)
Repurchase of common stock	(580)	(261)
Payments on withholding tax for vested restricted stock units	(12)	(25)
Net cash used in financing activities	(13,108)	(588)
Net increase in cash and cash equivalents	683	1,106
Cash and cash equivalents, beginning of period	6,521	4,017
Cash and cash equivalents, end of period	$7,204	5,123
Supplemental disclosures of cash flow information:
Cash paid for interest	$654	504
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $105 and $237, respectively	2,670	2,156
Income taxes paid	508	2,534
Deferred compensation paid	700	—
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$3,446	3,594
Property acquired through capital and financing lease obligations	8,204	226

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2018 and 2017

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of June 30, 2018, the Company operated 147 stores in 19 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 140 stores in 19 states as of September 30, 2017.

2. Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial statements and are in the form prescribed by Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The information included in this Form 10-Q should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in the Form 10-K. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial results. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fiscal year ending September 30.

The accompanying unaudited consolidated financial statements include all the accounts of the holding company’s wholly owned subsidiaries, Vitamin Cottage Natural Food Markets, Inc. (the operating company) and Vitamin Cottage Two Ltd. Liability Company (VC2). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has one reporting segment: natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following product categories, which are presented as a percentage of sales for the three and nine months ended June 30, 2018 and 2017, as follows:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Grocery	68%	67	67	66
Dietary supplements	21	22	22	23
Other	11	11	11	11
	100%	100	100	100

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including the fair value of assets acquired and liabilities assumed in a business combination), the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to: allowances for self-insurance reserves; valuation of inventories; useful lives of property and equipment for depreciation and amortization; impairment of finite-lived intangible assets, long-lived assets, and goodwill; lease assumptions; and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). The Tax Reform Act significantly revises the future ongoing federal income tax by, among other things, lowering U.S. corporate income tax rates effective January 1, 2018. The Company has calculated a blended U.S. federal income tax rate of approximately 24.3% for the fiscal year ending September 30, 2018 and 21.0% for subsequent fiscal years. Remeasurement of the Company’s deferred tax balance under the Tax Reform Act resulted in a non-cash tax benefit of approximately $4.3 million for the nine months ended June 30, 2018.

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

Change in Accounting Principle

During the nine months ended June 30, 2018, the Company changed the date of its annual goodwill impairment test from September 30 to July 1, the first day of its fourth fiscal quarter. The results of its goodwill impairment testing will be reported in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2018. The change in the Company’s goodwill impairment test date will lessen resource constraints that exist in connection with the Company's year-end close and financial reporting process, provide for additional time to complete the required goodwill impairment testing and better align with the Company's annual planning and budgeting process, which takes place early in the fourth quarter each year. This change in accounting principle will not delay, accelerate or avoid an impairment charge.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” Topic 842, “Leases” (ASU 2016-02). ASU No. 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 also requires certain quantitative and qualitative disclosures. The provisions of ASU 2016-02 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. The Company will apply the transition provisions of ASU 2016-02 at its adoption date, rather than the earliest period presented in the financial statements, as permitted by ASU 2018-11, “Leases,” Topic 842, “Targeted Improvements,” released in July 2018.

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

In January 2018, the FASB issued ASU 2018-01, “Leases,” Topic 842, “Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). ASU 2018-01 permits an entity to elect a transition practical expedient to not assess, under Accounting Standards Codification (ASC) 842, land easements that exist or expired before the standard’s effective date that were not previously accounted for as leases under ASC 840. The Company has opted to elect this practical expedient in implementing ASU 2016-02.

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

Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers,” Topic 606, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08) in March 2016 and ASU No. 2016-12, “Revenue from Contracts with Customers,” Topic 606, “Narrow-Scope Improvements and Practical Expedients” (ASU 2016-12) in May 2016. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for ASU 2016-08 and ASU 2016-12 are the same as ASU 2014-09.

The Company currently does not plan to early adopt ASU 2014-09, ASU 2016-08 or ASU 2016-12; adoption will be on the modified retrospective basis beginning in fiscal year 2019. The Company is in the process of evaluating the impact of the adoption of ASU 2014-09, ASU 2016-08 and ASU 2016-12 on its consolidated financial statements. Most of the Company’s revenue is expected to continue to be generated from point-of-sale transactions, which ASU 2014-09 treats generally consistent with current accounting. In connection with these point-of-sale transactions, the Company is reviewing accounting treatment under the new standard on areas including the right of return, gift card breakage, and customer incentives.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation,” Topic 718, “Improvements to Nonemployee Share-Based Payment Accounting” (ASU 2018-07) as part of its Simplification Initiative to reduce complexity when accounting for share-based payments to non-employees. ASU 2018-07 expands the scope of Topic 718 to more closely align share-based payment transactions for acquiring goods and services from non-employees with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted.

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

Presented below are basic and diluted EPS for the three and nine months ended June 30, 2018 and 2017, dollars in thousands, except per share data:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Net income	$1,991	598	10,576	5,655

Weighted average number of shares of common stock outstanding	22,364,397	22,460,058	22,359,427	22,457,328
Effect of dilutive securities	132,669	9,128	80,463	7,798
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,497,066	22,469,186	22,439,890	22,465,126

Basic earnings per share	$0.09	0.03	0.47	0.25
Diluted earnings per share	$0.09	0.03	0.47	0.25

There were 45,819 and 219,859 non-vested RSUs for the three and nine months ended June 30, 2018, respectively, excluded from the calculation of diluted EPS as they are antidilutive. There were 68,864 antidilutive non-vested RSUs for each of the three and nine months ended June 30, 2017, respectively.

The Company did not declare any dividends in the three or nine months ended June 30, 2018 or 2017.

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

The Company had $16.3 million and $28.4 million outstanding under the Credit Facility as of June 30, 2018 and September 30, 2017, respectively. As of each of June 30, 2018 and September 30, 2017, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $32.7 million and $20.6 million available for borrowing under the Credit Facility as of June 30, 2018 and September 30, 2017, respectively.

As of June 30, 2018 and September 30, 2017, the Company was in compliance with the financial covenants under the Credit Facility.

Capital and Financing Lease Obligations

The Company had 20 and 17 leases as of June 30, 2018 and September 30, 2017, respectively, that are included in capital and financing lease obligations (see Note 6). No rent expense is recorded for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense. The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $1.2 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $3.5 million and $3.2 million for the nine months ended June 30, 2018 and 2017, respectively. Interest expense for the three and nine months ended June 30, 2018 and 2017 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $0.4 million for the nine months ended June 30, 2018 and 2017, respectively.

5. Shareholders’ Equity

Share Repurchases

On May 4, 2016, the Company’s Board of Directors (the Board) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. On May 2, 2018, the Company’s Board of Directors authorized a two-year extension of the Company’s share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020. Repurchases under the Company’s share repurchase program are made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

Prior to October 1, 2017, the Company repurchased 97,970 shares under the share repurchase program. During the nine months ended June 30, 2018, the Company repurchased 101,573 shares under the share repurchase program. The Company did not repurchase any shares during the three months ended June 30, 2018. Between July 1, 2018 and July 30, 2018 (the latest practicable date for making the determination), the Company did not repurchase any additional shares of the Company’s common stock. The dollar value of the shares of the Company’s common stock that may yet be purchased under the share repurchase program is approximately $8.3 million.

Prior to October 1, 2017, the Company reissued 35,747 treasury shares at a cost of $0.4 million to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. During the three and nine months ended June 30, 2018, the Company reissued 197 and 17,994 treasury shares, respectively, at a cost of less than $0.1 million and at a cost of $0.1 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of common stock grants. During the three and nine months ended June 30, 2017, the Company reissued 63 and 12,322 treasury shares, respectively, at a cost of less than $0.1 million for each period, to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of common stock grants. At June 30, 2018 and September 30, 2017, the Company held in treasury 145,802 shares and 62,223 shares, respectively, totaling approximately $1.1 million and $0.7 million, respectively.

6. Lease Commitments

Capital and financing lease obligations as of June 30, 2018 and September 30, 2017, were as follows, dollars in thousands:

	As of
	June 30, 2018	September 30, 2017
Capital lease finance obligations, due in monthly installments through fiscal year 2033	$32,618	26,930
Capital lease obligations, due in monthly installments through fiscal year 2041	4,824	4,999
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2033	2,270	1,499
Capital lease obligations for assets under construction, due in monthly installments through fiscal year 2034	1,506	—
Total capital and financing lease obligations	41,218	33,428
Less current portion	(699)	(548)
Total capital and financing lease obligations, net of current portion	$40,519	32,880

7. Property and Equipment

The Company had the following property and equipment balances as of June 30, 2018 and September 30, 2017, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2018	September 30, 2017
Construction in process		n/a		$9,794	5,286
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		35,700	29,548
Capitalized real estate leases	15	–	25	5,735	5,735
Land		n/a		192	192
Buildings		40		19,259	19,259
Land improvements	5	–	24	1,074	1,159
Leasehold and building improvements	1	–	25	133,575	131,679
Fixtures and equipment	5	–	7	122,002	115,888
Computer hardware and software	3	–	5	20,297	19,108
				347,628	327,854
Less accumulated depreciation and amortization				(159,979)	(143,437)
Property and equipment, net				$187,649	184,417

Capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings under capital lease finance obligations, and capitalized real estate leases includes assets for the Company’s buildings under capital lease obligations (see Note 6).

Depreciation and amortization expense for the three and nine months ended June 30, 2018 and 2017 is summarized as follows, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$193	275	585	792
Depreciation and amortization expense included in store expenses	6,789	6,871	20,474	20,068
Depreciation and amortization expense included in administrative expenses	362	373	1,110	1,105
Total depreciation and amortization expense	$7,344	7,519	22,169	21,965

8. Accrued Expenses

The composition of accrued expenses as of June 30, 2018 and September 30, 2017 is summarized as follows, dollars in thousands:

	As of
	June 30,	September 30,
	2018	2017
Accrued property, sales and use tax payable	$5,891	5,391
Payroll and employee-related expenses	9,043	6,399
Accrued marketing expenses	351	648
Deferred revenue related to gift card sales	1,197	906
Other	1,148	820
Total accrued expenses	$17,630	14,164

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

The remeasurement of the Company’s deferred tax balance resulted in a non-cash tax benefit of approximately $4.3 million for the nine months ended June 30, 2018.

10. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases and one capital lease with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended June 30, 2018 and 2017. Rent paid to Chalet was approximately $0.9 million for each of the nine months ended June 30, 2018 and 2017.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (the Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended June 30, 2018 and 2017. Rent paid to the Land Trust was approximately $0.2 million for each of the nine months ended June 30, 2018 and 2017.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended June 30, 2018 and 2017. Rent paid to FTVC LLC was less than $0.1 million for each of the nine months ended June 30, 2018 and 2017.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of June 30, 2018, we operated 147 stores in 19 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from 5,000 to 16,000 selling square feet. During the twelve months ended June 30, 2018, our new stores averaged approximately 10,000 selling square feet. Our new prototype store has approximately 10,000 square feet of selling space. We anticipate that in the future, a majority of our new stores will use the new prototype layout.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2017, we increased our store count at a compound annual growth rate of 18.9%. In fiscal year 2017, we opened 14 new stores, and we currently plan to open eight to nine new stores in fiscal year 2018, seven of which opened during the nine months ended June 30, 2018. As of the date of this report, we have signed leases for seven new stores that we plan to open in fiscal years 2018 and beyond. During fiscal year 2018, we plan to relocate three to four stores. During the nine months ended June 30, 2018, we relocated two stores.

Performance Highlights

Key highlights of our performance for the three and nine months ended June 30, 2018 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, comparable store sales, daily average comparable store sales, mature store sales and daily average mature store sales are defined under the caption “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $213.1 million for the three months ended June 30, 2018, an increase of $18.4 million, or 9.5%, compared to net sales of $194.7 million for the three months ended June 30, 2017. Net sales were $631.5 million for the nine months ended June 30, 2018, an increase of $61.0 million, or 10.7%, compared to net sales of $570.5 million for the nine months ended June 30, 2017.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the three months ended June 30, 2018 each increased 5.2% compared to the three months ended June 30, 2017. Comparable store sales and daily average comparable store sales for the nine months ended June 30, 2018 each increased 5.7% compared to the nine months ended June 30, 2017.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended June 30, 2018 each increased 2.3% compared to the three months ended June 30, 2017. Mature store sales and daily average mature store sales for the nine months ended June 30, 2018 each increased 2.7% compared to the nine months ended June 30, 2017.

●

Net income. Net income was $2.0 million for the three months ended June 30, 2018, an increase of $1.4 million, or 232.9%, compared to net income of $0.6 million for the three months ended June 30, 2017. Net income was $10.6 million for the nine months ended June 30, 2018, an increase of $4.9 million, or 87.0%, compared to net income of $5.7 million for the nine months ended June 30, 2017.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $11.1 million for the three months ended June 30, 2018, an increase of $1.9 million, or 20.7%, compared to $9.2 million for the three months ended June 30, 2017. EBITDA was $33.8 million for the nine months ended June 30, 2018, an increase of $0.4 million, or 1.3%, compared to $33.3 million for the nine months ended June 30, 2017. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of June 30, 2018, cash and cash equivalents was $7.2 million, and there was $32.7 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $1.0 million.

●

New store growth. We opened two new stores during the three months ended June 30, 2018 and seven new stores during the nine months ended June 30, 2018. We operated a total of 147 stores as of June 30, 2018. We plan to open a total of eight to nine new stores in fiscal year 2018, which would result in an annual new store growth rate of 5.7% to 6.4% for fiscal year 2018.

●	Store Relocations and Remodels. We relocated two stores during the nine months ended June 30, 2018; we plan to relocate one to two additional stores during the remainder of fiscal year 2018.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. In this regard, we believe our financial results for the three and nine months ended June 30, 2018 reflected improvement in the oil and gas markets we serve, although they generally continue to lag behind our non-oil and gas markets.

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue for the foreseeable future. Our financial results for the three and nine months ended June 30, 2018 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

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

Operating income

Operating income consists of gross profit less store expenses, administrative expenses and pre-opening and relocation expenses. Operating income can be impacted by a number of factors, including the timing of new store openings and store relocations, whether or not a store lease is classified as an operating, capital or financing lease; and fluctuations in store expenses and administrative expenses. The amount of time it takes for new stores to become profitable can vary depending on a number of factors, including location, competition, a new market versus an existing market and the strength of store management.

Interest expense

Interest expense consists of the interest associated with capital and financing lease obligations and interest we incur on outstanding indebtedness, including under our Credit Facility, all net of capitalized interest.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Statements of Income Data:*
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	73.3	72.9	73.4	72.1
Gross profit	26.7	27.1	26.6	27.9
Store expenses	22.1	23.1	22.0	22.7
Administrative expenses	2.6	2.6	2.6	2.6
Pre-opening and relocation expenses	0.2	0.5	0.3	0.6
Operating income	1.8	0.9	1.8	2.0
Interest expense, net	(0.5)	(0.4)	(0.5)	(0.5)
Income before income taxes	1.2	0.4	1.3	1.5
(Provision for) benefit from income taxes	(0.3)	(0.1)	0.4	(0.5)
Net income	0.9%	0.3	1.7	1.0
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	147	140	147	140
Number of stores opened during the period	2	5	7	14
Total store unit count increase over prior 12 months	5.0%	18.6	5.0	18.6
Change in comparable store sales	5.2	(0.7)	5.7	(1.0)
Change in daily average comparable store sales	5.2	0.4	5.7	(0.7)
Change in mature store sales	2.3	(2.0)	2.7	(2.5)
Change in daily average mature store sales	2.3	(0.9)	2.7	(2.1)

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended June 30,		Change In
	2018	2017	Dollars	Percent
Statements of Income Data:
Net sales	$213,130	194,709	18,421	9.5%
Cost of goods sold and occupancy costs	156,299	141,928	14,371	10.1
Gross profit	56,831	52,781	4,050	7.7
Store expenses	47,000	45,028	1,972	4.4
Administrative expenses	5,630	5,105	525	10.3
Pre-opening and relocation expenses	443	970	(527)	(54.3)
Operating income	3,758	1,678	2,080	124.0
Interest expense, net	(1,170)	(876)	(294)	33.6
Income before income taxes	2,588	802	1,786	222.7
Provision for income taxes	(597)	(204)	(393)	192.6
Net income	$1,991	598	1,393	232.9

Net sales

Net sales increased $18.4 million, or 9.5%, to $213.1 million for the three months ended June 30, 2018 compared to $194.7 million for the three months ended June 30, 2017, primarily due to a $10.0 million increase in comparable store sales and an $8.4 million increase in new store sales. Daily average comparable store sales increased 5.2% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The daily average comparable store sales increase resulted from a 4.0% increase in daily average transaction count and a 1.1% increase in average transaction size. Comparable store average transaction size was $34.97 for the three months ended June 30, 2018. Daily average mature store sales increased 2.3% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in comparable store sales during the three months ended June 30, 2018 was primarily driven by several marketing initiatives and promotional pricing campaigns and increased membership in the {N}power customer appreciation program. In addition, we believe the increase in comparable store sales during the three months ended June 30, 2018 reflected enhanced focus on leadership, training and improved operating processes in our stores.

Gross profit

Gross profit increased $4.1 million, or 7.7%, to $56.8 million for the three months ended June 30, 2018 compared to $52.8 million for the three months ended June 30, 2017. Gross margin decreased to 26.7% for the three months ended June 30, 2018 from 27.1% for the three months ended June 30, 2017. Product margin as a percentage of sales during the three months ended June 30, 2018 decreased due to our promotional pricing campaigns and a shift in sales mix to lower margin products.

We had 20 and 17 store leases that were classified as capital and financing lease obligations for the three months ended June 30, 2018 and 2017, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended June 30, 2018 and 2017 would have been approximately 55 basis points higher than as reported for each period.

Store expenses

Store expenses increased $2.0 million, or 4.4%, to $47.0 million for the three months ended June 30, 2018 compared to $45.0 million for the three months ended June 30, 2017. Store expenses as a percentage of sales were 22.1% and 23.1% for the three months ended June 30, 2018 and 2017, respectively. The decrease in store expenses as a percentage of sales was primarily due to decreases in marketing and depreciation expenses, both as a percentage of sales.

Administrative expenses

Administrative expenses increased $0.5 million, or 10.3%, to $5.6 million for the three months ended June 30, 2018 compared to $5.1 million for the three months ended June 30, 2017. The increase in administrative expenses was primarily driven by higher legal, public company compliance and software-related expenses. Administrative expenses as a percentage of sales were 2.6% for each of the three months ended June 30, 2018 and 2017.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.5 million, or 54.3%, to $0.4 million for the three months ended June 30, 2018 compared to $1.0 million for the three months ended June 30, 2017, due to the impact of the number and timing of new store openings and relocations. We opened two new stores and relocated one store during the three months ended June 30, 2018 compared to opening five new stores during the three months ended June 30, 2017. Pre-opening and relocation expenses as a percentage of sales were 0.2% and 0.5% for the three months ended June 30, 2018 and 2017, respectively.

Interest expense

Interest expense, net of capitalized interest, increased $0.3 million, or 33.6%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in interest expense is primarily due to an increase in the number of capital leases and higher interest rates under our Credit Facility during the three months ended June 30, 2018. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 45 and 35 basis points lower than as reported for the three months ended June 30, 2018 and 2017, respectively.

Income taxes

Our effective income tax rate for the three months ended June 30, 2018 and 2017 was 23.1% and 25.5%, respectively. The decrease in the effective income tax rate for the three months ended June 30, 2018 is a result of the Tax Reform Act.

Net income

Net income was $2.0 million, or $0.09 diluted earnings per share, for the three months ended June 30, 2018 compared to $0.6 million, or $0.03 diluted earnings per share, for the three months ended June 30, 2017.

Nine months ended June 30, 2018 compared to the nine months ended June 30, 2017

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Nine months ended June 30,		Change In
	2018	2017	Dollars	Percent
Statements of Income Data:
Net sales	$631,521	570,489	61,032	10.7%
Cost of goods sold and occupancy costs	463,250	411,397	51,853	12.6
Gross profit	168,271	159,092	9,179	5.8
Store expenses	138,646	129,271	9,375	7.3
Administrative expenses	16,345	14,947	1,398	9.4
Pre-opening and relocation expenses	1,683	3,515	(1,832)	(52.1)
Operating income	11,597	11,359	238	2.1
Interest expense, net	(3,381)	(2,738)	(643)	23.5
Income before income taxes	8,216	8,621	(405)	(4.7)
Benefit from (provision for) income taxes	2,360	(2,966)	5,326	(179.6)
Net income	$10,576	5,655	4,921	87.0

Net sales

Net sales increased $61.0 million, or 10.7%, to $631.5 million for the nine months ended June 30, 2018 compared to $570.5 million for the nine months ended June 30, 2017, primarily due to a $32.1 million increase in comparable store sales and a $28.9 million increase in new store sales. Daily average comparable store sales increased 5.7% for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. The daily average comparable store sales increase resulted from a 4.6% increase in daily average transaction count and a 1.0% increase in average transaction size. Comparable store average transaction size was $35.43 for the nine months ended June 30, 2018. Daily average mature store sales increased 2.7% for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. The increase in comparable store sales during the nine months ended June 30, 2018 was primarily driven by several marketing initiatives and promotional pricing campaigns and increased membership in the {N}power customer appreciation program. In addition, we believe the increase in comparable store sales during the nine months ended June 30, 2018 reflected enhanced focus on leadership, training, and improved operating processes in our stores.

Gross profit

Gross profit increased $9.2 million, or 5.8%, to $168.3 million for the nine months ended June 30, 2018 compared to $159.1 million for the nine months ended June 30, 2017. Gross margin decreased to 26.6% for the nine months ended June 30, 2018 from 27.9% for the nine months ended June 30, 2017. Product margin as a percentage of sales during the nine months ended June 30, 2018 decreased due to our promotional pricing campaigns and a shift in sales mix to lower margin products. Additionally, gross margin during the nine months ended June 30, 2018 was negatively impacted by an increase in occupancy costs as a percentage of sales, primarily due to the higher average lease expenses experienced at newer format stores opened since fiscal year 2013 and at relocated stores.

We had 20 and 17 store leases that were classified as capital and financing lease obligations for the nine months ended June 30, 2018 and 2017, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the nine months ended June 30, 2018 and 2017 would have been approximately 55 basis points higher than as reported for each period.

Store expenses

Store expenses increased $9.4 million, or 7.3%, to $138.6 million for the nine months ended June 30, 2018 compared to $129.3 million for the nine months ended June 30, 2017. Store expenses as a percentage of sales were 22.0% and 22.7% for the nine months ended June 30, 2018 and 2017, respectively. The decrease in store expenses as a percentage of sales was primarily due to decreases in marketing, depreciation and labor-related expenses, all as a percentage of sales.

Administrative expenses

Administrative expenses increased $1.4 million, or 9.4%, to $16.3 million for the nine months ended June 30, 2018 compared to $14.9 million for the nine months ended June 30, 2017. The increase in administrative expenses was primarily driven by growth in compensation, legal and software-related expenses. Administrative expenses as a percentage of sales were 2.6% for each of the nine months ended June 30, 2018 and 2017.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $1.8 million, or 52.1%, to $1.7 million for the nine months ended June 30, 2018 compared to $3.5 million for the nine months ended June 30, 2017, due to the impact of the number and timing of new store openings and relocations. We opened seven new stores and relocated two stores during the nine months ended June 30, 2018 compared to opening 14 new stores and relocating one store during the nine months ended June 30, 2017. Pre-opening and relocation expenses as a percentage of sales were 0.3% and 0.6% for the nine months ended June 30, 2018 and 2017, respectively.

Interest expense

Interest expense, net of capitalized interest, increased $0.6 million, or 23.5%, for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. The increase in interest expense is primarily due to a decrease in capitalized interest, an increase in the number of capital leases and higher interest rates under our Credit Facility during the nine months ended June 30, 2018. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 45 and 35 basis points lower than as reported for the nine months ended June 30, 2018 and 2017, respectively.

Income taxes

Income taxes decreased $5.3 million for the nine months ended June 30, 2018 to a $2.4 million benefit compared to a $3.0 million expense for the nine months ended June 30, 2017. Exclusive of the adjustment to deferred income tax assets and liabilities, the Company’s effective income tax rate for the nine months ended June 30, 2018 was approximately 24.0% as compared to 34.4% for the nine months ended June 30, 2017. The decrease in the effective income tax rate for the nine months ended June 30, 2018 is a result of the Tax Reform Act.

Net income

Net income was $10.6 million, or $0.47 diluted earnings per share, for the nine months ended June 30, 2018 compared to $5.7 million, or $0.25 diluted earnings per share, for the nine months ended June 30, 2017. Excluding the favorable impact of the remeasurement of our deferred tax assets and liabilities as a result of the enactment of the Tax Reform Act, net income for the nine months ended June 30, 2018 was $6.2 million, or $0.28 diluted earnings per share.

Non-GAAP financial measures

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Net income	$1,991	598	10,576	5,655
Interest expense, net	1,170	876	3,381	2,738
Provision for (benefit from) income taxes	597	204	(2,360)	2,966
Depreciation and amortization	7,344	7,519	22,169	21,965
EBITDA	$11,102	9,197	33,766	33,324

EBITDA increased 20.7% to $11.1 million in the three months ended June 30, 2018 compared to $9.2 million for the three months ended June 30, 2017. EBITDA increased 1.3% to $33.8 million in the nine months ended June 30, 2018 compared to $33.3 million for the nine months ended June 30, 2017. EBITDA as a percent of sales was 5.2% and 4.7% in the three months ended June 30, 2018 and 2017, respectively. EBITDA as a percent of sales was 5.3% and 5.8% in the nine months ended June 30, 2018 and 2017, respectively. Stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 55 basis points for each of the three months ended June 30, 2018 and 2017, and by approximately 55 basis points for each of the nine months ended June 30, 2018 and 2017, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, interest and principal payments for outstanding indebtedness and corporate taxes. As of June 30, 2018, we had $7.2 million in cash and cash equivalents, as well as $32.7 million available for borrowing under our Credit Facility.

On May 4, 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may expend up to $10.0 million to repurchase shares of the Company’s common stock. On May 2, 2018, our Board authorized a two-year extension of the Company’s share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020. During the nine months ended June 30, 2018, we repurchased 101,573 shares of our common stock under the share repurchase program. We did not repurchase any shares during the three months ended June 30, 2018. Between July 1, 2018 and July 30, 2018 (the latest practicable date for making the determination), we did not repurchase any additional shares of our common stock. The dollar value of the shares of common stock that may yet be purchased under the share repurchase program is approximately $8.3 million. We expect funding for any future share repurchases will come from operating cash flow, excess cash and/or borrowings under our Credit Facility. The timing and the amount of shares repurchased will be dictated by our capital needs and stock market conditions.

We plan to continue to open new stores, which may require us to borrow additional amounts under the Credit Facility. We plan to spend approximately $5.3 million to $8.3 million on capital expenditures during the remainder of fiscal year 2018 in connection with one to two additional new store openings and one to two additional store relocations. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Typically, our new stores require an upfront capital investment of approximately $2.2 million per store consisting of capital expenditures of approximately $1.6 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.3 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Nine months ended June 30,
	2018	2017
Net cash provided by operating activities	$30,306	35,857
Net cash used in investing activities	(16,515)	(34,163)
Net cash used in financing activities	(13,108)	(588)
Net increase in cash and cash equivalents	683	1,106
Cash and cash equivalents, beginning of period	6,521	4,017
Cash and cash equivalents, end of period	$7,204	5,123

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Net cash provided by operating activities decreased $5.6 million, or 15.5%, to $30.3 million for the nine months ended June 30, 2018 compared to $35.9 million for the nine months ended June 30, 2017. The decrease in cash provided by operating activities was primarily due to a decrease in deferred tax expense, partially offset by a change in inventory and an increase in net income, as adjusted for non-cash items such as depreciation and amortization resulting from the addition of new stores. Our working capital requirements for inventory will likely continue to increase as we continue to open new stores.

Investing Activities

Net cash used in investing activities decreased $17.6 million, or 51.7%, to $16.5 million for the nine months ended June 30, 2018 compared to $34.2 million for the nine months ended June 30, 2017. This decrease was due to a $20.4 million decrease in acquired property and equipment, which was driven by fewer new store openings and relocations in the nine months ended June 30, 2018. This decrease was partially offset by $2.6 million proceeds, net of commissions, related to the sale/leaseback on one store building in the nine months ended June 30, 2017.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and payments of capital and financing lease obligations. Net cash used in financing activities was $13.1 million for the nine months ended June 30, 2018 compared to $0.6 million for the nine months ended June 30, 2017.

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

We had $16.3 million outstanding under the Credit Facility as of June 30, 2018 and $28.4 million outstanding under the Credit Facility as of September 30, 2017. As of each of June 30, 2018 and September 30, 2017, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. We had $32.7 million available for borrowing under the Credit Facility as of June 30, 2018 and $20.6 million available for borrowing under the Credit Facility as of September 30, 2017.

As of June 30, 2018 and September 30, 2017, the Company was in compliance with the debt covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 5 of Notes to Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10- Q.

Off-Balance Sheet Arrangements

As of June 30, 2018, our off-balance sheet arrangements consisted of operating leases, as the majority of our stores and facilities are leased. We own buildings in which five of our stores are located; those buildings are located on land that is leased pursuant to a ground lease. As of June 30, 2018, 20 store leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Item 1A. Risk Factors

The risk factors below update those disclosed in Part I, “Item 1A-Risk Factors,” of our Form 10-K.

If the North American Free Trade Agreement (NAFTA) were materially amended, or if the United States were to withdraw from or materially modify certain other international trade agreements, or if the United States were to withdraw from the World Trade Organization (the WTO), our business, financial condition and results of operations could be materially adversely affected.

Certain of the produce and other products that we sell at our stores are purchased, or contain ingredients sourced, from suppliers in Mexico, Canada and other foreign countries. President Donald Trump has expressed antipathy towards certain existing international trade agreements and organizations, including NAFTA and the WTO. As of the date of this Form 10-Q, negotiations among the United States, Canada and Mexico regarding potential amendments to NAFTA were continuing. It remains unclear whether and how NAFTA will be modified and what actions, if any, President Trump will take if the negotiations to amend NAFTA are unsuccessful. It also remains unclear what actions, if any, President Trump will take with respect to other international trade agreements to which the United States is a party and the WTO. If NAFTA were materially amended, or if the United States were to withdraw from or materially modify NAFTA or other international trade agreements to which it is a party, or if the United States were to withdraw from the WTO, the foreign-sourced goods that we sell may no longer be available at a commercially attractive price or at all, which in turn could have a material adverse effect on our business, financial condition and results of operations.

New or increased tariffs on the foreign-sourced goods that we sell or the foreign-sourced materials incorporated into such goods could have a material adverse effect on our business, financial condition and results of operations.

In recent months, the Trump Administration has imposed tariffs on a broad range of foreign-sourced products and materials. In response, various trading partners of the United States have imposed retaliatory tariffs on goods manufactured in the United States. As of the date of this Form 10-Q, it remains unclear what additional actions, if any, the Trump Administration will take with respect to tariffs on goods imported into the United States. In recent months, newly imposed tariffs have resulted in higher costs for certain metal products that we purchase, such as store shelving and cans for our private label products. Although the tariffs imposed to date have not had a material impact on the cost or availability of the foreign-sourced goods that we sell or the foreign-sourced materials that are incorporated into such goods, there can be no assurance that this will continue to be the case. If existing tariffs were raised, or if new tariffs were imposed, on the foreign-sourced goods that we sell or the foreign-sourced materials that are incorporated into such goods, such goods and materials may no longer be available at a commercially attractive price or at all, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.48

Amendment dated as of May 25, 2018 to Customer Distribution Agreement dated as of June 21, 2016 by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc.#

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 (unaudited) and September 30, 2017, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2018 and 2017 (unaudited), (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017 (unaudited) and (iv) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on August 2, 2018.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)