Form 10-K
period 2018-09-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2018-12-06
CIK 1547459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

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

Based on the closing price of the registrant’s common stock on March 31, 2018, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $64,654,678.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 3, 2018 was 22,392,310.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A for the 2019 Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2018.

Natural Grocers by Vitamin Cottage, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2018

i

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example “fiscal year 2018” refers to the year from October 1, 2017 to September 30, 2018).

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

Any forward-looking statement made by us in this Form 10-K speaks only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws. You are advised, however, to consult any disclosures we may make in our future reports filed with the Securities and Exchange Commission (the SEC). Our reports and other filings with the SEC are available at the SEC’s website at www.sec.gov. Our reports and other filings with the SEC are also available, free of charge, through our website at www.naturalgrocers.com.

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

●	utilizing an efficient and flexible smaller-store format to offer affordable prices and a shopper-friendly retail environment;

●	enhancing our customers’ shopping experience by providing free science-based nutrition education to help our customers make well-informed health and nutrition choices; and

●	incorporating principles of ecological sustainability into our product standards and company practices.

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

In 1998, the second generation of the Isely family, including Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, purchased our predecessor and the Vitamin Cottage® trademark and assumed control of the business. Since then, we have grown our store count from 11 stores in Colorado to 148 stores in 19 states as of September 30, 2018. We have also implemented numerous organizational and operational improvements that have enhanced our ability to scale our operations. We believe that by staying true to our founding principles, we have been able to continue to attract new customers, extend our geographic reach and further solidify our competitive position.

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

Our Competitive Strengths

We believe we are well-positioned to capitalize on favorable natural and organic grocery and dietary supplement industry dynamics as a result of the following competitive strengths:

Strict focus on high-quality natural and organic grocery products and dietary supplements. We offer high-quality products and brands, including an extensive selection of widely-recognized natural and organic food, dietary supplements, body care products, pet care products and books. We offer our customers an average of approximately 22,000 Stock Keeping Units (SKUs) of natural and organic products per comparable store (stores open for 13 months or longer), including an average of approximately 6,600 SKUs of dietary supplements. We believe our broad product offering enables our customers to shop our stores for substantially all of their grocery and dietary supplement purchases. In our grocery departments, we only sell USDA certified organic produce and do not approve for sale grocery products that are known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils. In addition, we only sell pasture-raised, non-confinement dairy products, free-range eggs (i.e., from chickens that are not only cage-free but also provided with sufficient space to move) and naturally raised meats (i.e., from animals that are not known to have been treated with antibiotics or hormones or fed animal by-products). Consistent with this strategy, our product selection does not include items that do not meet our strict quality guidelines. Our store managers enhance our robust product offering by customizing their stores’ selections to address the preferences of local customers. All products undergo a stringent review process to ensure the products we sell meet our strict quality guidelines, which we believe helps us generate long-term relationships with our customers based on transparency and trust.

Engaging customer service experience based on education and empowerment. We strive to offer consistently exceptional customer service in a shopper-friendly environment, which we believe creates a differentiated shopping experience, enhances customer loyalty and generates repeat visits from our clientele. A key aspect of our customer service model is to provide free nutrition education to our customers. We believe this focus provides an engaging retail experience while also empowering our customers to make informed decisions about their health. We offer our science-based nutrition education through our trained employees, our Health Hotline® magazine, community out-reach programs, one-on-one nutrition health coaching, nutrition classes, cooking demonstrations and our website. Our commitment to nutrition education and customer empowerment is emphasized throughout our entire organization, from executive management to store employees. Every store also maintains a Nutritional Health Coach (NHC) position. The NHC is responsible for training our store employees and educating our customers about nutrition in accordance with applicable local, state and federal regulations. Each NHC must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. Substantially all of our NHCs are full-time employees. We believe our NHC position represents a key element of our customer service model.

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

Commitment to sustainable products and practices. We have put in place product standards for dairy, eggs, meat, seafood and produce that support sustainable and ecologically responsible production methods. We believe our standards help to enhance the health of our customers, promote animal welfare, reduce antibiotic resistance and protect the environment. We have also instituted measures to eliminate food waste, divert usable products to food banks, reduce single use plastic bags and reduce the use of toxic pesticides and antimicrobial products. We believe these efforts reflect our commitment to corporate responsibility and demonstrate our support for sustainable regenerative agricultural practices.

Experienced and committed management team with proven track record. Our executive management team has an average of 33 years of experience in the natural grocery industry, while our entire management team has an average of 30 years of relevant experience. Since the second generation of the Isely family assumed control of the business in 1998, we have grown our store count from 11 stores to 148 stores as of September 30, 2018 by remaining dedicated to our founding principles. Over their tenure, members of our executive management team have been instrumental in establishing a successful, scalable operating model, generating consistently strong financial results and developing an effective site selection and store opening process. The depth of our management experience extends beyond our home office. As of September 30, 2018, approximately 44% of our store managers at comparable stores had tenures of over four years with us, and our store and department managers at these stores had average tenures of over four years with us. In addition, we have a track record of promoting store management personnel from within. We believe our management’s experience at all levels will allow us to continue to grow our store base while maintaining operational excellence by driving efficiencies in store and back room operations, managing inventory levels and focusing on exceptional customer service.

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Expand our store base. We intend to continue expanding our store base through new store openings in existing markets, as well as penetrating new markets, by leveraging our core competencies of site selection and efficient store openings. In fiscal years 2018 and 2017, we opened eight and 14 new stores, respectively, and we plan to open seven to nine new stores in fiscal year 2019, of which four opened during the first quarter of fiscal year 2019 prior to the filing of this Form 10-K. We have signed leases for an additional three new stores that we expect to open in fiscal years 2019 and beyond.

Store locations as of September 30, 2018.

Increase sales from existing customers. In order to increase our average ticket and the number of customer transactions, we plan to continue offering an engaging customer experience by providing science-based nutrition education and a differentiated merchandising strategy that delivers affordable, high-quality natural and organic grocery products and dietary supplements. We also plan to continue to utilize targeted marketing efforts to reach our existing customers, including through the {N}power® customer loyalty program, which we anticipate will drive customer transactions, increase the average ticket and convert occasional, single-category customers into core, multi-category customers.

Grow our customer base. We plan to continue building our brand awareness, which we anticipate will grow our customer base. During fiscal year 2018, we implemented several measures aimed at enhancing our brand awareness, including: (i) increasing the reach and publication frequency of our Health Hotline magazine; (ii) conducting television advertising campaigns in 17 markets; (iii) conducting radio advertising campaigns in support of new store openings and store relocations; (iv) conducting outdoor advertising campaigns in approximately 75 markets; (v) enhancing our social media reach through increased investment in paid and organic placements on platforms such as Facebook, Twitter and Instagram; (vi) launching a new website that features more advanced ecommerce capabilities, enhanced product and recipe search interfaces and improved functionality with mobile and tablet devices; (vii) increasing the frequency of offerings under the{N}power customer loyalty program and introducing discounted pricing for{N}power members; (viii) organizing special monthly promotions and events, such as Earth Day in April, on the anniversary of the Company’s founding in August and during the entire month of September to coincide with Organic Harvest Month; (ix) conducting targeted direct mail campaigns in select markets, and (x) extending home delivery services from 70 to 118 stores.

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

Improve operating margins. We expect to continue our focus on improving our operating margins as we benefit from investments we have made or are making in fixed overhead and information technology. We anticipate these investments will support our long-term growth strategy. To improve operating margins, we also intend to further optimize performance, maintain appropriate store labor levels, reduce inventory shrink and effectively manage product selection and pricing. In addition, we expect to achieve greater economies of scale through sourcing and distribution as we add more stores.

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

Our Store Format. Our stores range from approximately 5,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet. In fiscal year 2018, our eight new stores averaged approximately 10,000 selling square feet. Approximately one quarter of our stores’ selling square footage is dedicated to dietary supplements. Most of our stores also include a dedicated community room available for public gatherings, a demonstration kitchen for cooking education and/or lecture space. Our comparable stores sell an average of approximately 22,000 SKUs of natural and organic products per store, including an average of approximately 6,600 SKUs of dietary supplements. During fiscal year 2017, we introduced a new layout for our new stores, which is depicted in the following diagram:

Site Selection. Our real estate strategy is adaptable to a variety of market conditions. When selecting locations for new stores, we use analytical models, based on research provided by The Buxton Company and our extensive experience, to identify promising store locations. We typically locate new stores in prime locations which offer easy customer access and high visibility. Many of our stores are near other supermarkets or gourmet food retailers, and we complement their conventional product offerings with high-quality, affordable natural and organic groceries and dietary supplements in an efficient and convenient retail setting. Our model for selecting viable new store locations incorporates factors such as target demographics, community characteristics, nearby retail activity and other measures and is based on first-hand observation of the community’s characteristics surrounding each site. We have employees dedicated to opening new stores efficiently and quickly, typically within approximately nine months from the time of lease execution.

Store-Level Economics. Our new stores typically require an average upfront capital investment of approximately $2.1 million, consisting of capital expenditures of approximately $1.6 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million. We target approximately four years to recoup our initial net cash investments and approximately 30% cash-on-cash returns by the end of the fifth year following the opening. Our actual payback period averages approximately five years.

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

Our Nutritional Health Coaches (NHCs) are a core element of our nutrition education program. Every store has a NHC position to educate customers and train employees on nutrition. NHCs must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. To educate and empower customers to make informed nutrition choices, our NHCs are available for complimentary one-on-one nutrition health coaching sessions. Each NHC is also responsible for various relationship-building opportunities in our communities and with our customers, including educational activities such as nutrition classes, lectures, seminars, health fairs and store tours. To maximize the impact of our NHCs, we stress the importance of their focusing on in-store educational events, offering health coaching sessions and holding nutrition classes in the community by partnering with school, municipal and corporate wellness programs. During fiscal year 2018, our NHCs increased the number of their health coaching sessions and community nutrition classes while continuing to offer a variety of in-store education events. We believe that our NHCs’ focus on relationship-building opportunities in our communities and with our customers helps to enhance our marketing and branding initiatives. Additionally, our NHCs are an onsite resource for nutrition training and education for our employees. Each NHC trains our employees to use a compliant educational approach to customer service without attempting to diagnose or treat specific conditions or ailments. We believe our NHC position is a competitive differentiator and represents a key element of our customer service model.

Our training and education programs are supplemented by outside experts, online materials and printed handouts. We also use our Health Hotline magazine to educate our customers. The Health Hotline magazine, which was published 11 times in fiscal year 2018, includes in-depth articles on health and nutrition, along with a selection of sale items. The printed version of the Health Hotline magazine is mailed to subscribers and distributed in our stores. In addition, an electronic version of the Health Hotline magazine is distributed to subscribers via the internet and posted on our website.

Our Products

Product Selection Guidelines. We have a set of strict quality guidelines covering all products we sell. For example:

●

we do not approve for sale food known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils, regardless of the proportion of its natural or organic ingredients;

●	we only sell USDA certified organic produce;

●	we only sell pasture-raised, non-confinement dairy products and free-range eggs;

●	we only sell naturally raised meats from animals that are not known to have been treated with antibiotics or hormones or fed animal by-products; and

●	we do not sell distilled spirits, tobacco products or e-cigarettes.

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

What We Sell. We operate both a full-service natural and organic grocery store and a dietary supplement store within a single retail location. The following is a breakdown of our sales mix for the fiscal year ended September 30, 2018:

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

■

Bulk Food. We sell a wide selection of private label repackaged bulk products including dried fruits, nuts, grains, granolas, teas, herbs and spices. We also sell peanut and almond butters, freshly ground in-store under the Natural Grocers brand.

■

Natural Grocers Brand Products. We sell an expanding range of Natural Grocers brand private label products, including pasta, pasta sauce, canned beans and vegetables, bread, olive oil, coconut oil, honey, tortilla chips and eggs.

■

Dry, Frozen and Canned Groceries. We offer a wide variety of natural and organic dry, frozen and canned groceries, including cereals, soups, baby foods, frozen entrees and snack items. We offer a broad selection of natural chocolate bars and energy, protein and food bars.

■

Meats and Seafood. We only offer naturally-raised or organic meat products. The naturally raised meat products we offer come from animals that are not known to have been treated with antibiotics or hormones, fed animal by-products or raised in concentrated animal feeding operations. Additionally, we only buy from companies we believe employ humane animal-raising practices. Our seafood items are generally frozen at the time of processing and sold from our freezer section, thereby ensuring freshness and reducing food spoilage and safety issues. The seafood we sell is generally sourced from sustainable fisheries or ecologically responsible farm-raised operations and excludes endangered species.

■

Dairy Products, Dairy Substitutes and Eggs. We offer a broad selection of natural and organic dairy products such as milk, cheeses, yogurts and beverages, as well as eggs and non-dairy substitutes made from almonds, coconuts, rice and soy. Our stores sell only pasture-raised, non-confinement dairy products and free-range eggs (i.e., from chickens that are not only cage-free but also provided with sufficient space to move).

■	Prepared Foods. Our stores have a convenient selection of refrigerated prepared fresh food items, including salads, sandwiches, salsa, hummus and wraps. The size of this offering varies by location.

■	Bread and Baked Goods. We receive regular deliveries of a wide selection of bakery products for our bakery section, which includes an extensive selection of gluten-free items.

■

Beverages. We offer a wide variety of beverages containing natural and organic ingredients. We also offer low-cost, self-serve filtered drinking water that is dispensed into one-gallon or larger containers provided by our customers. We offer kombucha on tap at substantially all of our stores.

■

Beer, wine and hard cider. In fiscal year 2017, we started selling craft beer, craft hard cider and organic and biodynamic wine at one store in Denver, Colorado. In fiscal year 2018, we started selling craft beer, craft hard cider and organic and biodynamic wine at six stores in Oregon. During fiscal year 2019, we plan to commence selling craft beer and organic and biodynamic wine at several of our stores in Oklahoma and to commence selling craft beer at additional stores in Colorado.

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

■

Books and Handouts. We stock approximately 300 titles in each store’s book department. Titles cover various approaches to diet, lifestyle and health. Additionally, we offer hundreds of handouts on various health topics and dietary supplements to our customers free of charge.

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

Many of our suppliers are inspected and certified under the USDA National Organic Program, voluntary industry associations, and other third party auditing programs with regard to additional ingredients, manufacturing and handling standards. Each Natural Grocers store is certified as an organic handler and processor by an accredited USDA certifier in the calendar year after it opens, and annually thereafter. We operate all our stores in compliance with the National Organic Program standards, which restrict the use of certain substances for cleaning and pest control and require rigorous recordkeeping and methods to prevent co-mingling and contamination, among other requirements.

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

Our Store Operations

Store Hours. Our stores typically are open from 8:30 a.m. to 9:05 p.m., Monday through Saturday, and from 9:00 a.m. to 8:05 p.m. on Sunday.

Store Management and Staffing. Our typical store staffing includes a manager and assistant manager, with department managers in each of the dietary supplement, grocery, dairy and frozen, produce, body care and receiving departments, as well as several non-management employees. Each store manager is responsible for monthly store profit and loss, including labor, merchandising and inventory costs. We also employ regional managers to oversee all store operations for regions consisting of approximately 10 to 15 stores. Each regional manager reports to, and is supported by, a director of store operations and other staff.

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

Every store also maintains a Nutritional Health Coach (NHC) position. The NHC is responsible for training our store employees and educating our customers in accordance with applicable local, state and federal regulations. Each NHC must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition and be thoroughly committed to fulfilling our mission. Substantially all of our NHCs are full-time employees. The NHCs are overseen by Regional Nutritional Health Coach Managers.

Bulk Food Repackaging Facility and Distribution Center. We lease a 150,000 square foot bulk food repackaging facility and distribution center located in Golden, Colorado. That facility also houses a training center and certain administrative support functions.

Inventory. We use a robust merchandise management and perpetual inventory system that values goods at moving average cost. We manage most shelf stock based on weeks-on-hand relative to sales, resupply time and minimum economic order quantity.

Sourcing and Vendors. We source from approximately 1,200 suppliers, and offer over 3,300 brands. These suppliers range from small independent businesses to multi-national conglomerates. As of September 30, 2018, we purchased approximately 77% of the goods we sell from our top 20 suppliers. For the fiscal year ended September 30, 2018, approximately 64% of our total purchases were from United Natural Foods Inc. and its subsidiaries (UNFI). In fiscal year 2016, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through May 31, 2021. In May 2018, we entered into an amendment to our agreement with UNFI pursuant to which we appointed Albert’s Organics, a wholly owned subsidiary of UNFI, as our primary supplier of organic produce products for the majority of our stores. We maintain good relations with UNFI and believe we have adequate alternative supply methods, including self-distribution.

We contract with third-party manufacturers to produce groceries and dietary supplements under the Natural Grocers brand. We have longstanding relationships with our suppliers, and we require disclosure from them regarding quality, freshness, potency and safety data information. Our bulk food private label products are packaged by us in pre-packed sealed bags to help prevent contamination while in transit and in our stores. Unlike most of our competitors, most of our private label nuts, trail mix and flours are refrigerated in our warehouse and stores to maintain freshness.

Our Employees

We refer to our employees as our “Good4u Crew.” Commitment to our employees is one of our five founding principles. Employees are eligible for health, long-term disability, vision and dental insurance coverage, as well as Company paid short-term disability and life insurance benefits, after they meet eligibility requirements. Additionally, our employees are offered a 401(k) retirement savings plan with discretionary contribution matching opportunities. We believe we pay above average retail wages. In addition, all employees receive in store discounts and earn an additional $1.00 per hour, up to $40 per week, in “Vitamin Bucks,” which can be used to purchase products in our stores. It is important to us that our employees live a healthy, balanced lifestyle, and we believe that the discounts we offer our employees and the Vitamin Bucks benefit provide an additional resource for our employees to purchase natural and organic products. This further offers our employees the opportunity to become more familiar with the products we sell, which we believe improves the customer service our employees are able to provide. We believe these and other factors have a positive impact on employee retention rates and encourage our employees to appreciate our culture, which helps them better promote our brand. We have an established set of standard operating procedures, including hiring and human resource policies, training practices and operational instruction manuals. This allows each store to operate with strict accountability and still maintain independence to respond to its unique circumstances.

As of September 30, 2018, we employed 3,019 full-time and 579 part-time (less than 30 hours per week) employees, including a total of 321 employees at our home office and our bulk food repackaging facility and distribution center. None of our employees is subject to a collective bargaining agreement. We believe we have good relations with our employees.

Our Customers

The growth in the natural and organic grocery and dietary supplement industries and growing consumer interest in health and nutrition have led to an increase in our core customer base. We believe the demands for affordable, nutritious food and dietary supplements are shared attributes of our core customers, regardless of their socio-economic status. Additionally, we believe our core customers prefer a retail store environment that offers carefully selected natural and organic products and dietary supplements and supports environmentally sustainable products and practices. Our customers tend to be interested in health and nutrition, and expect our store employees to be highly knowledgeable about these topics and related products.

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

●	continually strive to source products and services from local producers and vendors;

●	carefully collect all of our excess or distressed food and merchandise and donate it to local non-profit organizations;

●	provide cash to local food banks, making donation determinations based on the number of customers who shop our stores with their own bags;

●	do not provide paper or plastic bags at our registers and encourage the use of reusable totes;

●	reduce our energy costs and carbon footprint using efficient heating, ventilation and air conditioning, lighting, and refrigerating systems;

●	implement strategies to eliminate excess packaging, energy and transportation costs;

●	recycle and reuse paper, plastic, glass and electronic products whenever possible;

●	manage the waste stream services at all of our stores in order to optimize our diversion of waste to recycling and compost and increase the environmental sustainability of our operations;

●	use healthy and environmentally responsible building materials and finishes in our new stores and remodels;

●	promote environmentally responsible and sustainable practices in our supply chain; and

●	support the economic vitality of small producers and agricultural communities.

Marketing and Advertising

A significant portion of our marketing efforts is focused on educating our customers on the benefits of natural and organic grocery products, dietary supplements and our quality standards. Our customer outreach programs provide practical general nutrition knowledge to a variety of groups and individuals, schools, businesses, families and seniors. These educational efforts fulfill one of our founding principles and also offer us the opportunity to build relationships with customers and community influencers.

Health Hotline. During fiscal year 2018, we increased the reach and publication frequency of our Health Hotline magazine. The Health Hotline, which was converted from a 20-page newsletter into a 32-page four color magazine during fiscal year 2017, contains a mix of in-depth health and nutrition articles, along with a selection of popular sale items. The articles aim to be relevant, science-based and written to reflect the most recent research findings. The Health Hotline magazine was published 11 times during fiscal year 2018, compared to seven times during fiscal year 2017. The printed version of the Health Hotline magazine is mailed to subscribers and distributed in our stores. In addition, an electronic version of the Health Hotline magazine and a weekly electronic Health Hotline newsletter are distributed to subscribers via the internet. We expect to publish the Health Hotline magazine 11 times in fiscal year 2019. Generally, we negotiate with our suppliers for significantly lower costs on Health Hotline sale items, which in turn allows us to offer low sale prices to our customers. Focused staff training at all locations occurs concurrently with the release of each Health Hotline to ensure that store staff are familiar with the content in each issue.

Website and Social Media. We maintain www.naturalgrocers.com as our official company website to host store information, sale and discount offers, educational materials, product and standards information, policies and contact forms, advocacy and news items and e-commerce capabilities. Our website is intended to be part of an overall enhanced branding strategy to more effectively communicate our brand’s unique and compelling attributes, including our founding principles. In September 2018, we launched a new website that was designed to offer a more personalized and convenient online experience for our customers. The new website features more advanced ecommerce capabilities, enhanced product and recipe search interfaces and improved functionality with mobile and tablet devices. We believe the continued growth of site visitors, page views and other metrics of our website activity indicates that our content is timely and informative to the communities we serve. Our website is interlinked with other online and social media outlets, including Facebook, Instagram, Twitter, Pinterest and YouTube. During fiscal year 2018, we increased our investment in paid and organic placements on platforms such as Facebook, Twitter and Instagram, resulting in enhanced social media reach. We expect to continue investing in such digital engagement activities during fiscal year 2019.

Advertising. Our advertising activities in fiscal year 2018 included: (i) conducting television advertising campaigns in 17 markets (compared to six markets in fiscal year 2017); (ii) conducting radio advertising campaigns in support of new store openings and store relocations; (iii) conducting outdoor advertising campaigns in approximately 75 markets (compared to approximately 50 markets in fiscal year 2017); (iv) conducting targeted direct mail campaigns in select markets, and (v) utilizing organic search, search engine marketing, search engine optimization and display advertisements to deliver more customer traffic to our website and stores.

{N}power Customer Loyalty Program. The {N}power customer loyalty program was introduced in fiscal year 2015. Registered users of {N}power receive digital coupons, personalized offers and other rewards, all by providing their phone number at the time of checkout. During fiscal year 2018, we increased the frequency of our {N}power offerings and introduced discounted pricing for{N}power members on certain staple items, such as free-range eggs. We believe these steps helped to increase membership in the {N}power program during fiscal year 2018. We believe {N}power has enhanced customer loyalty and increased customer traffic and engagement levels. As of September 30, 2018, we had approximately 750,000 registered {N}power members.

Special Promotions. During fiscal year 2018, we organized special monthly promotions and events, such as Earth Day in April, on the anniversary of the Company’s founding in August and during the entire month of September to coincide with Organic Harvest Month. Promotions included sweepstakes drawings and nutrition education classes. We expect to continue offering similar promotions and special events in the future.

Sponsorships. During fiscal year 2018, we sponsored a US speed skater and a number of nutrition experts. In addition, in September 2018 and 2017, to coincide with Organic Harvest Month, we collected donations from our customers on behalf of the Organic Farmers Association.

Home Delivery Services. We offer home delivery services in select markets in partnership with a third party. During fiscal year 2018, we expanded our home delivery services offering from 70 to 118 stores.

Online Pre-Ordering of Holiday Turkeys. During fiscal year 2017, we implemented an online process to pre-order organic and free-range turkeys for the Thanksgiving and Christmas holidays. During fiscal year 2018, we expanded this program to include organic and free-range ducks and geese.

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

Insurance and Risk Management

We use a combination of insurance and self-insurance to cover workers’ compensation, general liability, product liability, director and officers’ liability, cyber risk, employment practices liability, employee healthcare benefits and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers and changes in discount rates could all affect ultimate settlements of claims. We evaluate our insurance requirements and providers on an ongoing basis.

Trademarks and Other Intellectual Property

We believe that our intellectual property is important to the success of our business. We have received the registration of trademarks not only for Vitamin Cottage and Health Hotline but also for our logo, Natural Grocers by Vitamin Cottage® and Vitamin Cottage Natural Grocers® for appropriate categories of trade. In addition, we have received the registration of service marks for EDAP – Every Day Affordable Price, {N}power, Organic Headquarters®, Organic Month Headquarters® and Natural Grocers Cottage Wine and Craft Beer® and the registration of a trademark for These Came First®. We do not own or license for use any patents, franchises or concessions that are material to our business. Our trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are properly maintained.

Information Technology Systems

We have made significant investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems. We use an ERP system with integrated merchandise management, reporting and accounting system at all of our stores, as well as at our bulk food repackaging facility and distribution center and for corporate functions including accounting, reporting and purchasing. Our ERP system application support and hardware functions are outsourced, which allows us to focus on our core business. We also have an enterprise-wide HRIS, which has enabled us to more efficiently and effectively manage our human resources and payroll needs at all locations. During fiscal year 2018, we implemented a company-wide scheduling system for our stores, deployed new handheld technology at all our stores and started to deploy VOIP telephony solutions at our stores. In fiscal year 2019, we expect to leverage cloud technology in our information technology systems and continue the deployment of VOIP telephony solutions at our stores. We plan to continue investing in our information technology infrastructure with systems that scale with and add efficiencies to our operations as we continue to grow.

Regulatory Compliance

We are subject to various federal, state and local laws, regulations and administrative practices that affect our business. The safety, formulation, manufacturing, processing, packaging, importation, labeling, promotion, advertising and distribution of products we sell in our stores, including private label products, are subject to regulation by several federal agencies, including the FDA, the Federal Trade Commission (the FTC), the USDA, the Consumer Product Safety Commission (the CPSC) and the Environmental Protection Agency (the EPA), as well as by various state and local agencies.

Food Products. The FDA has comprehensive authority to regulate the safety of food and food ingredients (including pet food and pet food ingredients but excluding meat, poultry, catfish and certain egg products) under the Federal Food, Drug, and Cosmetic Act (the FDCA). The USDA’s Food Safety Inspection Service is responsible for ensuring that the nation’s commercial supply of meat, poultry, catfish and certain egg products is safe, wholesome and correctly labeled and packaged under the Federal Meat Inspection Act and the Poultry Products Inspection Act.

The Food Safety Modernization Act (the FSMA), enacted in 2011, amended the FDCA and significantly expanded food safety requirements and the FDA’s regulatory authority over food safety. The FSMA requires the FDA to impose comprehensive, prevention-based controls across the food supply chain, further regulates food products imported into the United States and provides the FDA with mandatory recall authority. In addition, the FSMA requires the FDA to undertake numerous rulemakings and to issue numerous guidance documents, as well as reports, plans, standards, notices and other tasks. As a result, implementation of the legislation is ongoing and likely to take several years.

The FDA also exercises broad jurisdiction over the labeling and promotion of food. Labeling is a broad concept that, under most circumstances, extends even to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to standards of product identity, net quantity/weight, nutrition facts labeling, ingredient statements, identity and location of manufacturer/packer/distributor, and allergen disclosures. The FDA also regulates the use of structure/function claims (e.g., “calcium builds strong bones”), health claims (e.g., "adequate calcium throughout life may reduce the risk of osteoporosis"), nutrient content claims (e.g., “high in antioxidants”) and “natural” and “all natural” claims. “Organic” claims, however, are primarily regulated by the USDA. New food labeling requirements, including disclosure of calories and other nutrient information are scheduled to go into effect on January 1, 2020 for manufacturers with $10.0 million or more in annual food sales and on January 1, 2021 for manufacturers with less than $10.0 million in annual food sales.

Dietary Supplements. The FDA also has comprehensive authority to regulate the safety of dietary supplements, dietary ingredients, labeling and current good manufacturing practices. The Dietary Supplement Health and Education Act (DSHEA), enacted in 1994, greatly expanded the FDA’s regulatory authority over dietary supplements. Through DSHEA, dietary supplements became a separately regulated commodity and the FDA was empowered to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements, including quality control, packaging and labeling. DSHEA also expressly permits dietary supplements to bear statements describing how a product affects the structure, function and general well-being of the body, although no statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease.

FDA Enforcement. The FDA has broad authority to enforce the provisions of the FDCA applicable to the safety, labeling, manufacturing, transport and promotion of foods and dietary supplements, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention of food, request or order a recall of illegal food products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution. Pursuant to the FSMA, the FDA also has the power to refuse the import of any food or dietary supplement from a foreign supplier that is not appropriately verified as being in compliance with all FDA laws and regulations. Moreover, the FDA has the authority to administratively suspend the registration of any facility that produces or processes food, including supplements, that it deems to present a reasonable probability of causing serious adverse health consequences.

Food and Dietary Supplement Advertising. The FTC exercises jurisdiction over the advertising of foods and dietary supplements, including the use of “green” claims on products, general claims about environmental benefits and claims about whether product packaging is recyclable or compostable. The FTC has the power to institute monetary sanctions and the imposition of “consent decrees” and penalties that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. In addition, private parties are increasingly initiating broad consumer class actions against food and dietary supplement manufacturers for false or misleading labeling and/or advertising.

Compliance. As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and statutory requirements. In general, we seek certifications of compliance, representations and warranties, indemnification and insurance from our suppliers and contract manufacturers. However, even with adequate certifications, representations and warranties, insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in the products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from our stores. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain of their products and we have revised certain provisions of our sales and marketing program.

We regularly train our in-store employees to provide an educational customer service approach that is ethical, honest and accurate and that does not cross over into a scope of practice reserved for licensed healthcare professionals. For example, our employees are not allowed to discuss any “disease” or “cure.” Instead, we focus on how the structure and function of the body is affected by lifestyle choices and the different nutritional components of an individual’s diet, including those contained in dietary supplements. Our customers are encouraged to make informed decisions about their diet, lifestyle and possible need for supplementation. Our NHCs are responsible for overseeing compliance with FDA and FTC regulations. While we believe that our nutrition education practices are in compliance with federal and state requirements, a finding to the contrary could pose significant issues with respect to our business and our reputation among our customers or otherwise have a material adverse effect on our business.

New or revised government laws and regulations affecting our business or our industry, such as those relating to genetically modified foods, could result in additional compliance costs and civil remedies. The risks associated with these laws and regulations are further described under the caption “Risk Factors.”

Segment Information

We have one reporting segment, natural and organic retail stores, through which we conduct all of our business. Please see the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2018, set forth in Part IV of this Form 10-K, for financial information regarding this segment.

Available Information

Our website is located at www.naturalgrocers.com. We make our periodic reports and other information filed with or furnished to the SEC available, free of charge, through our website as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. In addition, our Corporate Governance Guidelines, the charters for our Audit Committee and Compensation Committee, and our Code of Ethics are publicly available on our website at www.naturalgrocers.com under the “Investor Relations – Corporate Governance” section, and we will post any amendments to, or waivers from, a provision of this Code of Ethics on our website at the address and location specified above. A printed copy of this information is also available without charge by sending a written request to Corporate Secretary, Natural Grocers by Vitamin Cottage, Inc., 12612 West Alameda Parkway, Lakewood, CO 80228. The SEC also maintains a website that contains our reports and other information at www.sec.gov. Information on our website or any other website is not incorporated by reference into this Form 10-K.

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

During fiscal years 2018 and 2017, we opened eight and 14 new stores, respectively. We plan to open seven to nine new stores and relocate five to six existing stores in fiscal year 2019. We expect our rate of new store growth in the foreseeable future to continue to moderate compared to years prior to fiscal year 2017, depending on economic and business conditions and other factors. Delays or failures in opening new stores, or achieving lower than expected sales in new stores, could materially and adversely affect our growth. Our plans for continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ and may require us to upgrade our management information system and our distribution infrastructure. We currently operate a single bulk food repackaging facility and distribution center, which houses our bulk food repackaging operation. In order to support our recent and expected future growth and to maintain the efficient operation of our business, we may need to add additional capacity in the future. These increased demands and operating complexities could cause us to operate our business less efficiently, which could materially and adversely affect our operations, financial performance and future growth.

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

Our store sales growth and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our store sales growth and quarterly financial performance, including:

●	changes in our merchandising strategy or product mix;

●	the performance of our newer and remodeled stores;

●	the effectiveness of our inventory management;

●	the timing and concentration of new store openings, and the related additional human resource requirements and pre-opening and other start-up costs;

●	slowing in the natural and organic retail sector;

●	the cannibalization of existing store sales by new store openings;

●	levels of pre-opening expenses associated with new stores;

●	the timing and effectiveness of our marketing activities;

●	consumer preferences, buying trends and spending levels;

●	food and commodity price inflation or deflation;

●	seasonal fluctuations due to weather conditions and extreme weather-related disruptions;

●	our ability to generate new and repeat visits to our stores and adequate levels of customer engagement;

●	actions by our existing or new competitors, including pricing changes and delivery and fulfillment options;

●	regulatory changes affecting availability and marketability of products;

●	supply shortages or other operational disruptions; and

●	general United States economic conditions and, in particular, the retail sales environment.

Accordingly, our results for any one fiscal year or quarter are not necessarily indicative of the results to be expected for any other year or quarter. Our comparable store sales during any particular future period may decrease. In the event of any future decrease, the price of our common stock could decline. For more information on our results of operations for fiscal years 2017 and 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Many of our stores are located in close proximity to shopping areas that may also accommodate other well-known anchor stores. Sales at our stores are derived, in part, from the volume of traffic generated by the other anchor stores in the shopping areas where our stores are located. Customer traffic may be adversely affected by enhanced customer reliance on ecommerce to meet their shopping needs, regional economic downturns, a general downturn in the local area where our store is located, long-term nearby road construction projects, the closing of nearby anchor stores or other nearby stores or the decline of the shopping environment in a particular shopping area. Any of these events could reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. In response to such events, we may be required to increase markdowns or initiate marketing promotions to reduce excess inventory, which could further decrease our gross profits and net income.

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

We, as well as our suppliers, are subject to numerous federal, state and local laws and regulations and our compliance with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, require recalls of certain products, raise regulatory enforcement risks not present in the past or otherwise adversely affect our business, results of operations and financial condition.

We are subject to various federal, state and local laws, regulations and administrative practices that affect our business. Our suppliers and contract manufacturers are also subject to such laws and regulations. The safety, formulation, manufacturing, processing, packaging, importation, labeling, promotion, advertising and distribution of products we sell in our stores, including private label products, are subject to regulation by several federal agencies, including the FDA, the FTC, the USDA, the CPSC and the EPA, as well as by various state and local agencies.

Dietary Supplement Risks. Our sale of dietary supplements is subject to the FDA’s comprehensive regulatory authority under the FDCA, as amended by DSHEA. DSHEA greatly expanded the FDA’s regulatory authority over dietary supplements and empowered the FDA to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements, including quality control, packaging and labeling. Under DSHEA, no dietary supplement may bear a statement that expressly or implicitly represents that such supplement will diagnose, cure, mitigate, treat or prevent a disease. If these laws and regulations were violated by our management, employees, suppliers, distributors or vendors, we could be subject to fines, penalties and sanctions, including injunctions against the future shipment and sale of products, seizure and confiscation of products, prohibition on the operation of our stores, restitution and disgorgement of profits, operating restrictions and even criminal prosecution in some circumstances. In addition, other public and private actors are increasingly targeting dietary supplement retailers and manufacturers with class action lawsuits for selling products that allegedly fail to adhere to the requirements of FDCA and DSHEA, including for failing to adhere to current good manufacturing practices and for false or misleading product statements, as well as state common and statutory laws regarding deceptive trade practices.

In addition, DSHEA differentiates between old dietary ingredients, or ODIs (i.e., those ingredients present in the food supply prior to October 15, 1994, which require no pre-market notification to the FDA), and new dietary ingredients, or NDIs (i.e., those ingredients not present in the food supply prior to October 15, 1994, which do require pre-market notification to the FDA). The FDA has not yet issued final guidance regarding the identification of a NDI or the evidence needed to document a NDI’s safety, but when it does such guidance may increase the cost of compliance in establishing the identity and safety of a NDI. In addition, the FDA has not yet promulgated a definitive list of ODIs, but when it does, such a list of ODIs could disrupt the supply of any dietary supplements made from ingredients that are currently believed to pre-date DSHEA but are not ultimately classified as a ODI. Accordingly, changes in dietary supplement regulation could materially adversely affect the cost and availability of the dietary supplement products that we sell.

Advertising and Products Claims Risks. We could be the target of claims relating to false or deceptive advertising in connection with the marketing and advertisement of the products we sell, including under the auspices of the FTC, the consumer protection statutes of some states and some non-government watchdog groups. In addition, the FDA has aggressively enforced its regulations with respect to structure/function claims (e.g., “calcium builds strong bones”), health claims (e.g., "adequate calcium throughout life may reduce the risk of osteoporosis"), nutrient content claims (e.g., “high in antioxidants”) and other claims that impermissibly suggest therapeutic benefits for certain foods or food components. In addition, the number of private consumer class actions relating to false or deceptive advertising against food, beverage and nutritional supplement manufacturers has increased in recent years. These events could interrupt the marketing and sales of products in our stores, including our private label products, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our reputation could also suffer from real or perceived issues involving the labeling or marketing of products we sell as “natural.” Although the FDA and the USDA have each issued statements regarding the appropriate use of the word “natural,” and the FDA has indicated it intends to define the term, there is currently no single U.S. government-regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and a growing number of legal challenges. Plaintiffs have commenced legal actions against a number of food companies and retailers that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is ultimately determined to be unfounded. Adverse publicity about these matters may discourage consumers from buying our products. Further, the cost of defending against any such class actions could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Organic and GMO Claims. We are also subject to the requirements of the USDA’s National Organic Program (NOP), which establishes national standards for organically produced agricultural products. The NOP regulations assure our customers that products with the “USDA Organic” seal meet consistent and uniform standards. The failure of one or more of our suppliers to comply with the NOP regulations could cause a disruption in the supply of our product offerings. In addition, although it failed to do so by the July 29, 2018 deadline set by the Federal Bioengineered Food Disclosure Act (FBFDA), the USDA is still working to publish final rules on the labeling of food containing genetically modified ingredients. While it is uncertain when these final rules will be issued, we and our suppliers will likely have one or more years thereafter to comply with these new labeling requirements.

FSMA Implementation Risks. The FSMA significantly expanded food safety requirements and the FDA’s regulatory authority over food safety. Voluminous regulations and rules issued under the FSMA are in varying degrees of implementation. In addition, the FSMA required the FDA to establish science-based minimum standards for the safe production and harvesting of produce and increase inspection of foreign and domestic facilities. With respect to both food products and dietary supplements, the FSMA meaningfully augmented the FDA’s ability to access both producers’ and suppliers’ records and added new records that must be created and maintained. The FSMA also requires the implementation of enhanced tracking and tracing of food and dietary supplements and, as a result, added recordkeeping burdens upon our suppliers. In addition, under the FSMA, the FDA now has the authority to inspect certifications and therefore evaluate whether foods and ingredients from our suppliers are compliant with the FDA’s regulatory requirements. Such inspections, and regulatory actions therefrom, may delay the supply of certain products or result in certain products being unavailable to us for sale in our stores. The implementation of the FSMA requirements may be too expensive or too complicated for some of our suppliers, which may increase the cost, or curtail or eliminate the supply, of certain products that we purchase from small and/or local suppliers.

Homeopathic Products. In recent years, the FDA and FTC have increased their regulatory scrutiny of homeopathic products. In December 2017, the FDA released draft guidance on homeopathic products, stating that the agency intends to take a risk-based approach to homeopathic products, prioritizing enforcement actions on products labeled as homeopathic and marketed without the required FDA approval. Although no final guidance has yet been issued, such guidance may require homeopathic products to be approved for sale under a new approval or review regimen or otherwise lessen their availability to us to sell in our stores.

Third-Party Risks. We rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory requirements. In general, we seek certifications of compliance, representations and warranties, indemnification and/or insurance from our suppliers and contract manufacturers. However, even with adequate insurance and indemnification, the failure of any products to comply with applicable regulatory requirements could prevent us from marketing such products or require us to recall or remove such products from our stores. In addition, any claims of non-compliance could significantly damage our reputation and consumer confidence in the products we sell.

Other Regulatory Risks. We are also subject to laws and regulations more generally applicable to retailers, including labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health and alcoholic beverage sales. We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes could have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could materially and adversely affect our business, financial condition and results of operations.

We may experience product recalls, withdrawals or seizures which could reduce our sales and adversely affect our results of operations.

We may be subject to product recalls, withdrawals or seizures if any of the products we sell is believed to cause injury or illness or if we are alleged to have violated governmental regulations in the labeling, promotion, sale or distribution of any such products. A significant recall, withdrawal or seizure of any of the products we sell may require significant management attention, could result in substantial and unexpected costs and may adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of the products we sell may adversely affect consumer confidence in our brands and thus decrease consumer demand for the products we sell. We rely on our suppliers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representation and warranties, indemnification and/or insurance from our suppliers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in the products we sell. In addition, the failure of those products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations.

The activities of our Nutritional Health Coaches and our nutrition education services may be impacted by government regulation or an inability to secure adequate liability insurance.

Some of the activities of our NHCs, who, among other duties, provide nutrition oriented educational services to our customers, may be subject to state and federal regulation, and oversight by professional organizations. In the past, the FDA has expressed concerns regarding summarized health and nutrition-related information that: (i) does not, in the FDA’s view, accurately present such information; (ii) diverts a consumer’s attention and focus from FDA-required nutrition labeling and information; or (iii) impermissibly promotes drug-type disease-related benefits. Although we provide training to our NHCs on relevant regulatory requirements, we cannot control the actions of such individuals, and our NHCs may not act in accordance with such regulations. If our NHCs or other employees do not act in accordance with regulatory requirements, we may become subject to penalties which could have a material adverse effect on our business. We believe we are currently in compliance with relevant regulatory requirements, and we maintain professional liability insurance on behalf of our NHCs in order to mitigate risks associated with our NHCs’ nutrition oriented educational activities. However, we cannot predict the nature of future government regulation and oversight, including the potential impact of any such regulation on the services currently provided by our NHCs. Furthermore, the availability of professional liability insurance or the scope of such coverage may change, or our insurance coverage may prove inadequate, which may adversely impact the ability of our NHCs to provide some services to our customers. The occurrence of any such developments could negatively impact the perception of our brand, our sales and our ability to attract new customers.

Our future business, results of operations and financial condition may be adversely affected by reduced availability of certified organic products or products that meet our other internal standards.

Our ability to ensure a continuing supply of products and ingredients at competitive prices that satisfy our minimum standards depends on many factors beyond our control, such as the number and size of farms that grow organic crops, operate pasture-based dairies, maintain free-range laying hens and undertake to raise livestock without the use of growth hormones, antibiotics or concentrated confinement feeding; the vagaries of these farming businesses; and our ability to accurately forecast our sourcing requirements. The organic ingredients used in many of the products we sell are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilences. Adverse weather conditions and natural disasters can lower herd, flock and crop yields and reduce size and quality, which in turn could reduce the available supply of, or increase the price of, organic ingredients. Certain products we purchase from our suppliers include organic ingredients sourced offshore, and the availability of such ingredients may be affected by events in other countries.

For our organic produce suppliers, there is some concern that implementation of the FSMA may impact the ability of produce growers to farm organically. In the final Produce Safety Regulation, the FDA stated that it would exercise enforcement discretion against farmers complying with NOP standards for the application of biological soil amendments, a significant source of fertility input for organic production. But at the same time, the FDA stated that the NOP standard is not a food safety standard and that it would study and set a science based minimum standard at a later date and may promulgate a standard for the application of biological soil amendments that limits the ability of organic growers to use these inputs. The increased regulation and cost of growing produce due to the Produce Safety Regulation may impact organic produce suppliers.

The Trump administration has delayed or cancelled certain proposed rules designed to strengthen the NOP standard and proposed to ease existing restrictions on the use of certain substances on the National List of Allowed and Prohibited Substances for use in organic farming. These changes may affect consumer confidence in the NOP standard, which may adversely affect our business.

In addition, we and our suppliers compete with other food producers in the procurement of products that satisfy our minimum standards for organic produce, dairy products, eggs and meat, which are often less plentiful in the open market than conventional ingredients and products. This competition may increase in the future if consumer demand increases for organic produce, pasture-raised dairy products, free-range eggs and naturally raised meat. If supplies of these products are reduced, or there is greater demand for such ingredients and products from us and others, we may not be able to obtain sufficient supply on favorable terms, or at all, which could impact our ability to supply products to our stores and may adversely affect our business, results of operations and financial condition.

The certified organic products we sell must be produced in compliance with government regulations and must comply with the requirements of USDA accredited certifiers in order to be labeled as such. Certain products we sell in our stores could lose their “organic” certification if their operation does not comply with the applicable standards and required practices of the NOP. The loss of any certifications could reduce the availability of organic products that we can sell in our stores and harm our business.

Disruptions affecting our significant suppliers, or our relationships with such suppliers, could negatively affect our business.

UNFI is our single largest third-party supplier, accounting for approximately 64% of our total purchases in fiscal year 2018. In fiscal year 2016, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through May 31, 2021. In May 2018, we entered into an amendment to our agreement with UNFI pursuant to which we appointed Albert’s Organics, a wholly owned subsidiary of UNFI, as our primary supplier of organic produce products for the majority of our stores. If our distribution agreement with UNFI were terminated or not renewed, we may be unable to establish alternative distribution channels on reasonable terms or at all. Due to this concentration of purchases from a single third-party supplier, the cancellation or non-renewal of our distribution agreement with UNFI, or the disruption, delay or inability of UNFI to deliver product to our stores, could materially and adversely affect our business, financial condition and results of operations. In addition, if UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, that supplier’s operations may be disrupted, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We and certain of our vendors use overseas sourcing to varying degrees to manufacture some or all of the products we sell. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional import restrictions, unanticipated political changes, increased customs duties, labor disputes, health epidemics, adverse weather conditions, crop failure, acts of war or terrorism, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could increase our costs and materially harm our business, financial condition and results of operations. Our business is also subject to a variety of other risks generally associated with indirectly sourcing goods from abroad, such as political instability, disruption of imports by labor disputes, currency fluctuations and local business practices. In addition, requirements imposed by the FSMA compel importers to verify that food products and ingredients produced by a foreign supplier comply with all applicable legal and regulatory requirements enforced by the FDA, which could result in certain products being deemed inadequate for import. In addition, the Department of Homeland Security may at times prevent the importation or customs clearance of certain products and ingredients for reasons unrelated to food safety.

If the United States were to withdraw from or materially modify the North American Free Trade Agreement (NAFTA) or certain international trade agreements, or if the United States were to withdraw from the World Trade Organization (the WTO), our business, financial condition and results of operations could be materially adversely affected.

Certain of the produce and other products that we sell at our stores are purchased, or contain ingredients sourced, from suppliers in Mexico, Canada and other foreign countries. President Donald Trump has expressed antipathy towards certain existing international trade agreements and organizations, including NAFTA and the United States’ membership in the WTO. In November 2018, the United States, Mexico and Canada signed the United States-Mexico-Canada Agreement (USMCA), which is designed to overhaul and update NAFTA. The USMCA still requires ratification by legislative bodies in all three countries before it can take effect. Although the USMCA is not yet effective, we believe that its provisions, as currently drafted, will not have a material adverse effect on our business, financial condition and results of operations. It remains unclear what actions, if any, President Trump will take with respect to NAFTA, other international trade agreements to which the United States is a party and the WTO. If the USMCA is not ratified and the United States were to withdraw from NAFTA, or if the United States were to withdraw from or materially modify other international trade agreements to which it is a party, or if the United States were to withdraw from the WTO, certain foreign-sourced goods that we sell may no longer be available at a commercially attractive price or at all, which in turn could have a material adverse effect on our business, financial condition and results of operations.

New or increased tariffs on the foreign-sourced goods that we sell or the foreign-sourced materials incorporated into such goods could have a material adverse effect on our business, financial condition and results of operations.

During fiscal year 2018, the Trump Administration imposed tariffs on a broad range of foreign-sourced products and materials. In response, various trading partners of the United States have imposed retaliatory tariffs on goods manufactured in the United States. As of the date of this Form 10-K, it remains unclear what additional actions, if any, the Trump Administration will take with respect to tariffs on goods imported into the United States. During fiscal year 2018, newly imposed tariffs resulted in higher costs for certain metal products that we purchase, such as store shelving and cans for our private label products. Although the tariffs imposed to date have not had a material impact on the cost or availability of the foreign-sourced goods that we sell or the foreign-sourced materials that are incorporated into such goods, there can be no assurance that this will continue to be the case. If existing tariffs were raised, or if new tariffs were imposed, on the foreign-sourced goods that we sell or the foreign-sourced materials that are incorporated into such goods, such goods and materials may no longer be available at a commercially attractive price or at all, which in turn could have a material adverse effect on our business, financial condition and results of operations.

The current geographic concentration of our stores creates exposure to local economies, regional downturns, severe weather and other catastrophic occurrences.

As of September 30, 2018, we had primary store concentration in Colorado and Texas, operating 37 stores and 24 stores in those states, respectively. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population, competition, consumer preferences, wage increases, new or revised laws or regulations, fires, floods or other natural disasters in these regions. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our business, financial condition and results of operations.

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

Our reputation could also suffer from real or perceived issues involving the labeling or marketing of the products we sell. Products that we sell may carry claims as to their origin, ingredients, efficacy or health benefits, including, by way of example, the use of the term “natural.” Although the FDA and USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single United States government-regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA and state attorneys general have taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying the products we sell. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims could be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in federal and state minimum wage laws and other laws relating to employee benefits, including the Patient Protection and Affordable Care Act (or its successor or replacement), could cause us to incur additional wage and benefits costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions could increase our expenses, which could have an adverse impact on our profitability, or decrease the number of employees we are able to employ, which could decrease customer service levels and therefore adversely impact sales.

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

While all of our employees are currently non-union, our employees may attempt to organize and join a union. In late fiscal year 2015 and early fiscal year 2016, the United Food and Commercial Workers Union (UFCW) sought unsuccessfully to organize workers at one of our stores in Idaho. In fiscal year 2017, the UFCW sought unsuccessfully to organize workers at one of our stores in Washington.

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

In addition, our lease costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all, and may not be able to find replacement locations that will provide for the same success as current store locations. Of the current leases for our stores, two expire in fiscal year 2019 (with respect to which one store was relocated prior to the filing of this Form 10-K), six expire in fiscal year 2020, 10 expire in fiscal year 2021, three expire in fiscal year 2022 and the remainder expire between fiscal years 2023 and 2062.

Any material disruption to or failure of our information systems could negatively impact our operations.

We are increasingly dependent on a variety of information systems to effectively manage the operations of our growing store base, including for point-of-sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and usage errors by our team members. If our information systems are breached, disrupted, damaged or fail to perform as designed, we may have to make significant investments to repair or replace them, suffer interruptions in our operations and face costly litigation. In addition, our failure to successfully address these risks could damage our reputation with our customers. Furthermore, changes in technology could cause our information systems to become obsolete, as a result of which it may be necessary to incur additional costs to upgrade such systems. If our information systems prove inadequate to handle our growth, we could lose customers, which could have a material adverse effect on our business, financial condition and results of operations. We are also vulnerable to certain risks and uncertainties associated with our website, including changes in required technology interfaces, website downtime and other technical failures and consumer privacy concerns.

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

We rely on computer systems and information technology to conduct our business, including to securely transmit data associated with cashless payments. These systems and technology are increasingly complex and vital to our operations, which has resulted in an expansion of our technological presence and corresponding risk exposure. In addition, these systems are inherently vulnerable to disruption or failure, as well as internal and external security breaches, denial of service attacks and other disruptive problems caused by hackers. If we were to experience difficulties maintaining or operating existing systems or implementing new systems, or were subject to a significant security breach or attack, we could incur significant losses due to disruptions in our operations.

In addition, we receive and maintain certain personal information about our customers and employees. The use of this information by us is regulated by applicable law. Privacy and information security laws and regulations change, and compliance with updates may result in cost increases due to necessary systems changes and the development of new administrative processes.

Although we have implemented procedures to protect our information, we cannot be certain that our security systems will successfully defend against rapidly evolving, increasingly sophisticated cyber-attacks as they become more difficult to detect and defend against. Our continued investment in our information technology systems may not effectively insulate us from potential attacks, breaches or disruptions to our business operations. If our security and information systems are breached or compromised, or if our employees fail to comply with applicable laws and regulations, and personal or other confidential information is obtained by unauthorized persons or used inappropriately, it could interrupt our business, resulting in a slowdown of our normal business activities or limitations on our ability to process credit card transactions, and could adversely affect our reputation, ability to compete in the food retail marketplace, financial condition and results of operations. Additionally, a data security breach could subject us to litigation, customer demands for indemnification for third party claims and/or the imposition of penalties, fines or other assessments. In such event, our liability could exceed our insurance coverage or our ability to pay. In addition, a data security breach could require that we expend significant amounts to remediate the breach, including changes in our information security systems.

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

We currently maintain insurance customary for businesses of our size and type using a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, professional liability, property insurance, director and officers’ liability insurance, cyber risk, vehicle liability and employee health-care benefits. There are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations. In addition, liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

If we are unable to protect our intellectual property rights, our ability to compete and the value of our brand could be harmed.

We believe that our trademarks or service marks, trade dress, copyrights, trade secrets, know-how and similar intellectual property are important to our success. In particular, we believe that the Natural Grocers by Vitamin Cottage name is important to our business, as well as to the implementation of our growth strategy. Our principal intellectual property rights include registered marks on Vitamin Cottage, Health Hotline, Natural Grocers by Vitamin Cottage, Vitamin Cottage Natural Grocers, EDAP - Every Day Affordable Price, {N}power, Organic Headquarters, Organic Month Headquarters, Natural Grocers Cottage Wine and Craft Beer and These Came First, common law intellectual property rights in certain other marks used in our business, copyrights of our website content, rights to our domain names, including www.naturalgrocers.com and www.vitamincottage.com, and trade secrets and know-how with respect to our product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark or service mark and copyright law, trade secret protection and confidentiality agreements with our employees and certain of our consultants, suppliers and others to protect our proprietary rights. If we are unable to defend or protect or preserve the value of our trademarks or service marks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

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

As of September 30, 2018, we had outstanding indebtedness of $13.2 million under our Credit Facility. We may incur additional indebtedness in the future, including borrowings under our Credit Facility. Satisfying our debt repayment obligations may require us to divert funds identified for other purposes and could impair our liquidity position. Our inability to generate sufficient cash flow to satisfy our debt service obligations could have important consequences, including:

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

If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all. In addition, if we fail to comply with any of the financial covenants or the other restrictions contained in our Credit Facility, an event of default could occur, which may result in the acceleration of all amounts owing under our Credit Facility.

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

On May 4, 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of our common stock. On May 2, 2018, our Board of Directors authorized a two-year extension of the share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020. We have financed, and intend to continue financing, the share repurchase program through borrowings under our Credit Facility. Such borrowings will reduce the amount of capital available under our Credit Facility for other purposes, including our working capital needs, capital expenditures and funding the execution of our growth strategy. Repurchases under the share repurchase program may therefore adversely affect our liquidity, which in turn could impact our profitability, financial condition and results of operations. In addition, repurchases under the share repurchase program will reduce the number of shares of our common stock available for purchase and sale in the public market, which could affect the market price of our common stock.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as accounting for inventories, useful lives of long-lived assets for depreciation and amortization, impairment of finite-lived intangible and long-lived assets, impairment of goodwill and intangible assets, lease assumptions, self-insurance reserves, income taxes and share-based compensation assumptions, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in underlying estimates, assumptions or judgments could significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations. As a result, changes in accounting standards may materially impact our reported results of operations.

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

Members of the Isely family and certain persons, entities and accounts subject to a stockholders agreement relating to voting and limitations on the sale of shares, own or control approximately 59.4% of our common stock. Due to their holdings of common stock, members of the Isely family are able to continue to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, an amendment of our certificate of incorporation (except when a class vote is required by law), any merger or consolidation requiring common stockholder approval, and a sale of all or substantially all of the Company’s assets. Members of the Isely family have the ability to prevent change-in-control transactions as long as they maintain voting control of the Company. In addition, members of the Isely family and trusts controlled by them entered into a stockholders agreement by which they agreed to aggregate their voting power with regard to the election of directors.

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

If certain of our stockholders sell, or the market perceives that certain of our stockholders intend to sell, in the public market, substantial amounts of our common stock, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate. As of September 30, 2018, we had a total of 22,373,382 shares of common stock outstanding, of which 8,214,285 shares of common stock were issued in the IPO and 294,231 shares had been issued in connection with the vesting of restricted stock units and the award of common stock grants issued under the 2012 Omnibus Incentive Plan, are registered and are freely tradable without restriction under the Securities Act. Up to approximately 13,300,000 additional shares of common stock could be sold, subject to compliance with the requirements of the Securities Act and the stockholders agreement among members of the Isely family and certain persons, entities and accounts related to them. The Company believes approximately 440,000 additional restricted shares could be sold in exempt transactions. The market price of our common stock could drop significantly if the holders of restricted shares of common stock sell them or are perceived by the market as intending to sell them. Also, in the future, we may issue shares of our common stock as a result of the vesting of up to 418,982 restricted stock units that were outstanding as of September 30, 2018 or in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of our common stock.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease to cover our company or fail to publish reports on us regularly, we may lose visibility in the financial markets, which could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our common stock, or if our operating results do not meet their expectations, our common stock price could decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of September 30, 2018, we had 148 stores located in 19 states, as shown in the following chart:

State	Number of Stores
Arizona	12
Arkansas	3
Colorado	37
Idaho	4
Iowa	5
Kansas	8
Minnesota	1
Missouri	5
Montana	4
Nebraska	3
Nevada	3
New Mexico	5
North Dakota	2
Oklahoma	7
Oregon	12
Texas	24
Utah	8
Washington	3
Wyoming	2

During the fiscal years ended September 30, 2018 and 2017, we opened eight and 14 new stores, respectively. We plan to open seven to nine new stores in fiscal year 2019, of which four new stores opened during the first quarter of fiscal year 2019 prior to the filing of this Form 10-K. In addition, we plan to relocate five to six stores in fiscal year 2019. We have signed leases for an additional three new stores that we expect to open in fiscal years 2019 and beyond.

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

As of September 30, 2018, we owned buildings in which six of our stores are located; those buildings are located on land that is leased pursuant to a ground lease. In November 2018, we purchased the land upon which our store in Tigard, Oregon is located. Lease terms typically range between 10 and 20 years, with additional renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the current leases for our stores, two expire in fiscal year 2019, six expire in fiscal year 2020, 10 expire in fiscal year 2021, three expire in fiscal year 2022 and the remainder expire between fiscal years 2023 and 2062. We expect that we will be able to renegotiate these leases or relocate these stores as necessary.

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

Holders of Record

As of December 3, 2018, there were 182 holders of record of our common stock, and the closing price of our common stock was $18.91.

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

	Year ended September 30,
	2018	2017	2016	2015	2014
Statements of Income Data (dollars in thousands):
Net sales	$849,042	769,030	705,499	624,678	520,674
Cost of goods sold and occupancy costs	623,469	556,694	503,727	442,582	369,172
Gross profit	225,573	212,336	201,772	182,096	151,502
Store expenses	186,741	174,350	156,158	132,131	108,657
Administrative expenses	21,506	20,089	19,242	17,514	14,823
Pre-opening and relocation expenses	2,273	3,799	5,993	3,822	3,774
Operating income	15,053	14,098	20,379	28,629	24,248
Interest expense, net	(4,560)	(3,793)	(3,044)	(2,993)	(2,496)
Other income, net	—	—	—	—	2
Income before income taxes	10,493	10,305	17,335	25,636	21,754
Benefit from (provision for) income taxes	2,168	(3,414)	(5,864)	(9,432)	(8,281)
Net income	$12,661	6,891	11,471	16,204	13,473
Per Share Data:
Net income per share of common stock (EPS)
Basic	$0.57	0.31	0.51	0.72	0.60
Diluted	$0.56	0.31	0.51	0.72	0.60
Shares used in computation of EPS
Basic	22,361,898	22,453,409	22,492,986	22,490,260	22,466,432
Diluted	22,413,038	22,463,675	22,507,152	22,500,833	22,479,835
Other Financial Data (Unaudited) (dollars in thousands):
EBITDA(1)	$44,483	43,609	45,912	49,966	41,462
EBITDA margin(2)	5.2%	5.7	6.5	8.0	8.0
Adjusted EBITDA(1)	$45,068	43,609	45,912	49,966	41,462
Adjusted EBITDA margin(2)	5.3%	5.7	6.5	8.0	8.0

Other Operating Data (Unaudited):
Number of stores at end of period	148	140	126	103	87
Number of stores opened during the period	8	14	23	16	15
Number of stores relocated and remodeled during the period	3	2	5	2	2
Change in comparable store sales(3)	5.8%	(0.2)	1.7	5.9	5.6
Change in daily average comparable store sales(3)	5.8%	0.1	1.4	5.9	5.6
Change in mature store sales(4)	3.0%	(1.9)	(0.7)	2.6	3.4
Change in daily average mature store sales(4)	3.0%	(1.6)	(1.0)	2.6	3.4

Gross square footage at end of period(5)	2,378,240	2,260,914	2,031,711	1,668,534	1,354.204
Selling square footage at end of period(5)	1,565,498	1,483,413	1,331,785	1,089,020	892,908
Average comparable store size (gross square feet)(6)	16,149	16,125	16,239	15,579	15,250
Average comparable store size (selling square feet)(6)	10,596	10,570	10,581	10,250	10,125
Comparable store sales per selling square foot during period(7)	$547	577	645	678	708

	As of September 30,
	2018	2017	2016	2015	2014
Selected Balance Sheet Data (dollars in thousands):
Cash and cash equivalents	$9,398	6,521	4,017	2,915	5,113
Total assets	307,083	299,991	282,246	233,924	188,985
Total debt(8)	54,334	61,820	59,335	27,607	21,977
Total stockholders’ equity	146,726	133,883	126,725	115,488	98,854

(1)

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA as adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance, including certain items which are generally non-recurring, such as impairment of long-lived assets charges and store closing costs. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We believe EBITDA and Adjusted EBITDA provide additional information about: (i) our operating performance, because they assist us in comparing the operating performance of our stores on a consistent basis, as they remove the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations, such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a component of a measure in our financial covenants under our Credit Facility.

Furthermore, management believes some investors use EBITDA and Adjusted EBITDA as supplemental measures to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. By providing these non-GAAP financial measures, together with a reconciliation from net income, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Our competitors may define EBITDA and Adjusted EBITDA differently, and as a result, our measure of EBITDA and Adjusted EBITDA may not be directly comparable to EBITDA and Adjusted EBITDA of other companies. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and Adjusted EBITDA are supplemental measures of operating performance that do not represent, and should not be considered in isolation or as an alternative to, or substitute for, net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

●	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

●	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA and Adjusted EBITDA do not reflect any impact for straight-line rent expense for leases classified as capital and financing lease obligations;

●	EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

●	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes; and

●

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements.

Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA as supplemental information.

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Year ended September 30,
	2018	2017	2016	2015	2014
Net income	$12,661	6,891	11,471	16,204	13,473
Interest expense, net	4,560	3,793	3,044	2,993	2,496
(Benefit from) provision for income taxes	(2,168)	3,414	5,864	9,432	8,281
Depreciation and amortization	29,430	29,511	25,533	21,337	17,212

EBITDA	44,483	43,609	45,912	49,966	41,462
Impairment of long-lived assets and store closing costs	585	—	—	—	—
Adjusted EBITDA	$45,068	43,609	45,912	49,966	41,462

(2)

EBITDA margin is defined as the ratio of EBITDA to net sales. Adjusted EBITDA margin is defined as the ratio of Adjusted EBITDA to net sales. We present EBITDA margin and Adjusted EBITDA margin because they are used by management as a performance measurement of EBITDA and Adjusted EBITDA generated from net sales. See footnote (1) above for a discussion of EBITDA and Adjusted EBITDA as non-GAAP financial measures and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

(8)

Total debt includes capital and financing lease obligations and outstanding borrowings under our Credit Facility. As of September 30, 2018 and 2017, $13.2 million and $28.4 million, respectively, was outstanding under our Credit Facility.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of September 30, 2018, we operated 148 stores in 19 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from approximately 5,000 to 16,000 selling square feet. For the year ended September 30, 2018, our new stores averaged approximately 10,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. Over the last five fiscal years, our store base has grown at a compound annual growth rate of 15.5%, including eight, 14 and 23 new stores in fiscal years 2018, 2017 and 2016, respectively. We relocated three existing stores in fiscal year 2018. We plan to open seven to nine new stores and relocate five to six stores in fiscal year 2019. Between September 30, 2018 and the date of this Form 10-K, we have opened four new stores (in Colorado, Iowa, Oregon and Texas) and relocated one store (in New Mexico). As of the date of this report, we also have signed leases for an additional three new store locations expected to open in fiscal years 2019 and beyond.

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

●	Net sales. Net sales were $849.0 million for the year ended September 30, 2018, an increase of $80.0 million, or 10.4%, compared to net sales of $769.0 million for the year ended September 30, 2017.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the year ended September 30, 2018 each increased 5.8% from the year ended September 30, 2017.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the year ended September 30, 2018 each increased 3.0% from the year ended September 30, 2017. For fiscal year 2018, mature stores include all stores open during or before fiscal year 2013.

●	Net income. Net income was $12.7 million for the year ended September 30, 2018, an increase of $5.8 million, or 83.7%, compared to net income of $6.9 million for the year ended September 30, 2017.

●

EBITDA. EBITDA was $44.5 million in the year ended September 30, 2018, an increase of $0.9 million, or 2.0%, compared to EBITDA of $43.6 million for the year ended September 30, 2017. EBITDA is not a measure of financial performance under GAAP. Refer to the “Selected Financial Data” section of this Form 10-K for a definition of EBITDA and a reconciliation of the Company’s net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $45.1 million in the year ended September 30, 2018, an increase of $1.5 million, or 3.3%, compared to Adjusted EBITDA of $43.6 million for the year ended September 30, 2017. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Selected Financial Data” section of this Form 10-K for a definition of Adjusted EBITDA and a reconciliation of the Company’s net income to Adjusted EBITDA.

●

Liquidity. As of September 30, 2018, cash and cash equivalents was $9.4 million. As of September 30, 2018, $13.2 million was outstanding and $35.8 million was available for borrowing under our $50.0 million Credit Facility. As of September 30, 2018, the Company had outstanding letters of credit of $1.0 million, which amount was reserved against the amount available for borrowing under the terms of our Credit Facility.

●

New store growth. We opened 76 new stores between the beginning of fiscal year 2014 and the end of fiscal year 2018, with 148 stores open as of September 30, 2018. We opened eight new stores in fiscal year 2018.

●	Store Relocations and Remodels. We relocated three existing stores in fiscal year 2018.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. In this regard, we believe our financial results for the year ended September 30, 2018 reflected improvement in the oil and gas markets we serve, although they generally continue to lag behind our non-oil and gas markets.

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue into the foreseeable future. Our financial results for the year ended September 30, 2018 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

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

We plan for the foreseeable future to continue opening new stores and entering new markets. The rate of new store growth in the foreseeable future is expected to continue to moderate compared to years prior to fiscal year 2017, depending on economic and business conditions and other factors. During the past few years, we have enhanced our infrastructure to enable us to support our continued growth. In addition, in recent years we believe we have enhanced customer loyalty and increased customer engagement by expanding our digital and social media presence and further developing the {N}power customer loyalty program. In September 2018, we launched a new website (www.naturalgrocers.com) which was designed to offer a more personalized and convenient online experience for our customers. The new website features more advanced ecommerce capabilities, enhanced product and recipe search interfaces and improved functionality with mobile and tablet devices.

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

Store expenses

Store expenses consist of store level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on capitalized real estate leases, land improvements, leasehold improvements, fixtures and equipment and computer hardware and software. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations, any long-lived asset impairment charges and store closing expenses. The majority of store expenses are comprised of salary-related expenses which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores require a certain level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of sales typically decrease.

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

Interest expense, net

Interest expense consists of the interest associated with capital and financing lease obligations, net of capitalized interest. Interest expense also includes interest we incur on our outstanding indebtedness, including under our Credit Facility.

Income tax expense

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act) was enacted into law. The Tax Reform Act changes various corporate income tax provisions within the existing Internal Revenue Code. Substantially all the provisions of the Tax Reform Act are effective for taxable years beginning after December 31, 2017. The most significant change that impacts us is the reduction in the corporate federal income tax rate from 35% to 21%.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Year ended September 30,
	2018	2017	2016
Statements of Income Data:*
Net sales	100.0%	100.0	100.0
Cost of goods sold and occupancy costs	73.4	72.4	71.4
Gross profit	26.6	27.6	28.6
Store expenses	22.0	22.7	22.1
Administrative expenses	2.5	2.6	2.7
Pre-opening and relocation expenses	0.3	0.5	0.8
Operating income	1.8	1.8	2.9
Interest expense, net	(0.5)	(0.5)	(0.4)
Income before income taxes	1.2	1.3	2.5
Benefit from (provision for) income taxes	0.3	(0.4)	(0.8)
Net income	1.5%	0.9	1.6
__________________________
*Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	148	140	126
Store unit count increase period over period	5.7%	11.1	22.3
Change in comparable store sales	5.8%	(0.2)	1.7
Change in daily average comparable store sales	5.8%	0.1	1.4
Change in mature store sales	3.0%	(1.9)	(0.7)
Change in daily average mature store sales	3.0%	(1.6)	(1.0)

Year ended September 30, 2018 compared to Year ended September 30, 2017

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Change in
	2018	2017	Dollars	Percent
Statements of Income Data:
Net sales	$849,042	769,030	80,012	10.4%
Cost of goods sold and occupancy costs	623,469	556,694	66,775	12.0
Gross profit	225,573	212,336	13,237	6.2
Store expenses	186,741	174,350	12,391	7.1
Administrative expenses	21,506	20,089	1,417	7.1
Pre-opening and relocation expenses	2,273	3,799	(1,526)	(40.2)
Operating income	15,053	14,098	955	6.8
Interest expense, net	(4,560)	(3,793)	(767)	20.2
Income before income taxes	10,493	10,305	188	1.8
Benefit from (provision for) income taxes	2,168	(3,414)	5,582	(163.5)
Net income	$12,661	6,891	5,770	83.7

Net sales

Net sales increased $80.0 million, or 10.4%, to $849.0 million for the year ended September 30, 2018 compared to $769.0 million for the year ended September 30, 2017, primarily due to a $44.7 million, or 5.8%, increase in comparable store sales, and a $35.4 million increase in new store sales. Comparable store sales increased 5.8% for the year ended September 30, 2018 compared to a decrease of 0.2% for the year ended September 30, 2017. Daily average comparable store sales increased 5.8% for the year ended September 30, 2018 compared to an increase of 0.1% for the year ended September 30, 2017. The daily average comparable store sales increase in fiscal year 2018 resulted from a 1.4% increase in average transaction size and a 4.4% increase in daily average transaction count. Comparable store average transaction size was $35.35 for the year ended September 30, 2018. Daily average mature store sales increased 3.0% for the year ended September 30, 2018 compared to a decrease of 1.6% for the year ended September 30, 2017.

Gross profit

Gross profit increased $13.2 million, or 6.2%, to $225.6 million for the year ended September 30, 2018 compared to $212.3 million for the year ended September 30, 2017, primarily driven by an increase in the number of comparable stores. Gross margin decreased to 26.6% for the year ended September 30, 2018 from 27.6% for the year ended September 30, 2017. Gross margin for the year ended September 30, 2018 was negatively impacted by our promotional pricing campaigns, a shift in sales to lower margin products and a slight increase in occupancy expense as a percentage of sales.

For the years ended September 30, 2018 and 2017, the Company had 20 and 17 leases, respectively, for stores which were classified as capital and financing lease obligations. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during each of the years ended September 30, 2018 and 2017 would have been approximately 55 basis points higher for each period.

Store expenses

Store expenses increased $12.4 million, or 7.1%, to $186.7 million in the year ended September 30, 2018 from $174.4 million in the year ended September 30, 2017. Store expenses as a percentage of sales were 22.0% and 22.7% for the years ended September 30, 2018 and 2017, respectively. The decrease in store expenses as a percentage of sales was primarily due to decreases in marketing, depreciation and labor-related expenses, partially offset by an increase in other expenses, all as a percentage of sales. Other expenses included long-lived asset impairment charges and store closing expenses totaling approximately $0.6 million.

Administrative expenses

Administrative expenses increased $1.4 million, or 7.1%, to $21.5 million for the year ended September 30, 2018 compared to $20.1 million for the year ended September 30, 2017. Administrative expenses as a percentage of sales were 2.5% and 2.6% for the years ended September 30, 2018 and 2017, respectively. The increase in administrative expenses was due primarily to compensation, legal, and software-related expenses.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $1.5 million, or 40.2%, to $2.3 million for the year ended September 30, 2018 compared to $3.8 million for the year ended September 30, 2017. The decrease in pre-opening and relocation expenses was primarily due to the impact of the number and timing of new store openings and relocations. Pre-opening and relocation expenses as a percentage of sales were 0.3% and 0.5% for the years ended September 30, 2018 and 2017, respectively. The numbers of stores opened and relocated were as follows for the periods presented:

	Year ended September 30,
	2018	2017
New stores	8	14
Relocated stores	3	2
	11	16

Interest expense, net

Interest expense, net of capitalized interest, increased $0.8 million, or 20.2%, in the year ended September 30, 2018 compared to the year ended September 30, 2017. The increase in interest expense is primarily due to an increase in the number of capital leases, a decrease in capitalized interest and higher interest rates under our Credit Facility during the year ended September 30, 2018. If our capital and financing lease obligations had qualified as operating leases, interest expense as a percentage of sales for the years ended September 30, 2018 and 2017 would have been approximately 45 basis points lower during each period.

Income taxes

Provision for income taxes decreased $5.6 million, or 163.5%, for year ended September 30, 2018 compared to the year ended September 30, 2017, primarily due to a non-cash benefit of approximately $4.3 million arising from the remeasurement of certain deferred tax assets and liabilities under the Tax Reform Act. Exclusive of the adjustment to deferred tax assets and liabilities, the Company’s effective income tax rate for the year ended September 30, 2018 was approximately 20.7% as compared to 33.1% for the year ended September 30, 2017. The decrease in the effective income tax rate for the year ended September 30, 2018 is primarily the result of the Tax Reform Act.

Net income

Net income in the year ended September 30, 2018 was $12.7 million, or $0.56 in diluted earnings per share compared to $6.9 million, or $0.31 in diluted earnings per share, in the year ended September 30, 2017.

Year ended September 30, 2017 compared to Year ended September 30, 2016

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Change in
	2017	2016	Dollars	Percent
Statements of Income Data:
Net sales	$769,030	705,499	63,531	9.0%
Cost of goods sold and occupancy costs	556,694	503,727	52,967	10.5
Gross profit	212,336	201,772	10,564	5.2
Store expenses	174,350	156,158	18,192	11.6
Administrative expenses	20,089	19,242	847	4.4
Pre-opening and relocation expenses	3,799	5,993	(2,194)	(36.6)
Operating income	14,098	20,379	(6,281)	(30.8)
Interest expense, net	(3,793)	(3,044)	(749)	24.6
Income before income taxes	10,305	17,335	(7,030)	(40.6)
Provision for income taxes	(3,414)	(5,864)	2,450	(41.8)
Net income	$6,891	11,471	(4,580)	(39.9)

Net sales

Net sales increased $63.5 million, or 9.0%, to $769.0 million for the year ended September 30, 2017 compared to $705.5 million for the year ended September 30, 2016, primarily due to a $65.1 million increase in new store sales, partially offset by a $1.6 million, or 0.2%, decrease in comparable store sales. Our 0.2% decrease in comparable store sales in fiscal year 2017 compared to a 1.7% increase in comparable store sales in fiscal year 2016. The decline in comparable store sales during the year ended September 30, 2017 was due to the impact of increased competition in the natural and organic sector, one less selling day due to the occurrence of leap year in fiscal year 2016, internally generated competition due to opening new stores in our existing markets, general economic uncertainty and the lingering impact of depressed oil and natural gas prices, although the negative impact of depressed oil and natural gas prices moderated during the fourth quarter of fiscal year 2017.

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

For the years ended September 30, 2017 and 2016, the Company had 17 and 16 leases, respectively, for stores which were classified as capital and financing lease obligations. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales for the years ended September 30, 2017 and 2016 would have been approximately 55 basis points higher during each period.

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

Interest expense, net

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

Non-GAAP financial measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA as adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance, including certain items that are generally non-recurring, such as impairment charges and store closing costs. The adjustments to EBITDA in the year ended September 30, 2018 related to impairment of long-lived assets charges and store closing costs. There were no adjustments to EBITDA in the years ended September 30, 2017 and 2016.

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Year ended September 30,
	2018	2017	2016
Net income	$12,661	6,891	11,471
Interest expense, net	4,560	3,793	3,044
(Benefit from) provision for income taxes	(2,168)	3,414	5,864
Depreciation and amortization	29,430	29,511	25,533
EBITDA	44,483	43,609	45,912
Impairment of long-lived assets and store closing costs	585	—	—
Adjusted EBITDA	$45,068	43,609	45,912

EBITDA increased 2.0% to $44.5 million in the year ended September 30, 2018 compared to $43.6 million in the year ended September 30, 2017. EBITDA as a percentage of sales was 5.2% and 5.7% for the years ended September 30, 2018 and 2017, respectively. The stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales for the years ended September 30, 2018 and 2017 by approximately 55 basis points in each period, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening date if these leases had been accounted for as operating leases.

Adjusted EBITDA increased 3.3% to $45.1 million in the year ended September 30, 2018 compared to $43.6 million in the year ended September 30, 2017. Adjusted EBITDA as a percentage of sales was 5.2% and 5.7% for the years ended September 30, 2018 and 2017, respectively.

EBITDA and Adjusted EBITDA decreased 5.0% to $43.6 million in the year ended September 30, 2017 compared to $45.9 million in the year ended September 30, 2016. EBITDA and Adjusted EBITDA as a percentage of sales were 5.7% and 6.5% for the years ended September 30, 2017 and 2016, respectively. The stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA and Adjusted EBITDA as a percentage of sales by approximately 55 basis points for each of the years ended September 30, 2017 and 2016 due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening date if these leases had been accounted for as operating leases.

Management believes that some investors’ understanding of our performance is enhanced by including EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure. We believe EBITDA and Adjusted EBITDA provide additional information about: (i) our operating performance, because they assist us in comparing the operating performance of our stores on a consistent basis, as they remove the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a component of a measure in our financial covenants under the Credit Facility.

Furthermore, management believes some investors use EBITDA and Adjusted EBITDA as supplemental measures to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. By providing these non-GAAP financial measures, together with a reconciliation from net income, we believe we are enhancing analysts’ and investors’ understanding of our business and our results of operations, as well as assisting analysts and investors in evaluating how well we are executing our strategic initiatives.

Our competitors may define EBITDA and Adjusted EBITDA differently, and as a result, our measure of EBITDA and Adjusted EBITDA may not be directly comparable to those of other companies. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and Adjusted EBITDA are supplemental measures of operating performance that do not represent, and should not be considered in isolation or as an alternative to, or substitute for, net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or as a substitute for, analysis of our results as reported under GAAP. For additional discussion of our use of EBITDA and Adjusted EBITDA, and some of their limitations, please refer to the “Selected Financial Data” section of this Form 10-K.

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service and corporate taxes. As of September 30, 2018, we had $9.4 million in cash and cash equivalents and $35.8 million available for borrowing under our Credit Facility.

On May 4, 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may expend up to $10.0 million to repurchase shares of the Company’s common stock. On May 2, 2018, our Board of Directors authorized a two-year extension of the share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020. During the year ended September 30, 2018, we repurchased 101,573 shares of our common stock for approximately $0.6 million (an average price of $5.72 per share) under the share repurchase program. During the year ended September 30, 2017, we repurchased 30,000 shares of our common stock for approximately $0.3 million (an average price of $8.71 per share) under the share repurchase program. We expect funding of share repurchases will come from operating cash flow, excess cash and/or borrowings under the Credit Facility. The timing and the number of shares purchased will be dictated by our capital needs and stock market conditions.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Year ended September 30,
	2018	2017	2016

Net cash provided by operating activities	$42,863	40,849	28,827
Net cash used in investing activities	(23,543)	(38,499)	(53,740)
Net cash (used in) provided by financing activities	(16,443)	154	26,015
Net increase in cash and cash equivalents	2,877	2,504	1,102
Cash and cash equivalents, beginning of year	6,521	4,017	2,915
Cash and cash equivalents, end of year	$9,398	6,521	4,017

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Net cash provided by operating activities increased $2.0 million, or 4.9%, to $42.9 million in the year ended September 30, 2018, from $40.8 million in the year ended September 30, 2017. The increase in cash provided by operating activities was primarily due to an increase in working capital from net income and accrued expenses and other purchases, partially offset by deferred tax benefit. Our working capital requirements for inventory will likely increase as we continue to open new stores.

Net cash provided by operating activities increased $12.0 million, or 41.7%, to $40.8 million in the year ended September 30, 2017, from $28.8 million in the year ended September 30, 2016. The increase in cash provided by operating activities was primarily due to a change in working capital driven by accrued expenses, and other purchases, partially offset by a decrease in net income, as adjusted for non-cash items such as depreciation and amortization resulting from the addition of new stores and deferred tax expense.

Investing Activities

Net cash used in investing activities consists primarily of capital expenditures. Net cash used in investing activities decreased $15.0 million, or 38.8%, to $23.5 million in the year ended September 30, 2018 compared to $38.5 million in the year ended September 30, 2017. Cash paid for capital expenditures decreased $17.5 million in the year ended September 30, 2018 compared to the year ended September 30, 2017, driven by the number and the timing of new store openings and store relocations.

During the year ended September 30, 2018, we opened eight new stores and relocated three stores, compared to opening 14 new stores and relocating two stores during the year ended September 30, 2017. We plan to spend approximately $27 million to $32 million on capital expenditures during fiscal year 2019 in connection with the opening of seven to nine planned new stores and five to six store relocations. We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.1 million per store.

Acquisition of property and equipment not yet paid increased $2.4 million to $5.2 million in fiscal year 2018 compared to $2.8 million in fiscal year 2017 due to the timing of payments related to new store openings and relocations.

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

Financing Activities

Net cash (used in) provided by financing activities consists primarily of borrowings and repayments under our Credit Facility and payments of capital and financing lease obligations. Net cash used in financing activities was $16.4 million for the year ended September 30, 2018, compared to cash provided by financing activities of $0.2 million for the year ended September 30, 2017. The decrease in cash provided by financing activities for the year ended September 30, 2018 was primarily due to net incremental repayments of $15.2 million under our Credit Facility during the year ended September 30, 2018 compared to net incremental borrowings of $1.0 million during the year ended September 30, 2017.

Net cash provided by financing activities was $0.2 million for the year ended September 30, 2017, compared to cash provided by financing activities of $26.0 million for the year ended September 30, 2016. The decrease in cash provided by financing activities for the year ended September 30, 2017 was primarily due to lower net incremental borrowings of $1.0 million under our Credit Facility during the year ended September 30, 2017 compared to net incremental borrowings of $27.4 million during the year ended September 30, 2016.

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

We had $13.2 and $28.4 million outstanding under the Credit Facility as of September 30, 2018 and September 30, 2017, respectively. As of each of September 30, 2018 and September 30, 2017, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. We had $35.8 and $20.6 million available for borrowing under the Credit Facility as of September 30, 2018 and September 30, 2017, respectively.

As of each of September 30, 2018 and September 30, 2017, the Company was in compliance with the debt covenants under the Credit Facility.

Off-Balance Sheet Arrangements

As of September 30, 2018, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. The majority of our stores and facilities are leased, with varying terms and renewal options. Currently, we own buildings in which six of our stores are located; those buildings are located on land that is leased pursuant to a ground lease. As of September 30, 2018, 20 store leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, “Simplifying the Measurement of Inventory,” Topic 330, “Inventory” (ASU 2015-11). The amendments in ASU 2015-11, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost and net realizable value. The amendments in ASU 2015-11 should be applied on a prospective basis. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company adopted the amendments of ASU 2015-11 effective October 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements for the year ended September 30, 2018.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” Topic 718, “Compensation-Stock Compensation” (ASU 2016-09). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the Company’s financial statements, including income tax consequences, forfeitures and classification on the statement of cash flows. Under previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in income tax expense, rather than paid-in-capital. The Company adopted the amendments of ASU 2016-09 effective October 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated statements of income for the year ended September 30, 2018.

In addition, under ASU 2016-09, excess tax income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. For the year ended September 30, 2018, there were no excess income tax benefits.

The Company has elected to continue to estimate the number of share-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an immaterial decrease in diluted weighted average shares outstanding for the year ended September 30, 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” Topic 842, “Leases” (ASU 2016-02). ASU No. 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 also requires certain quantitative and qualitative disclosures. The provisions of ASU 2016-02 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. The Company will apply the transition provisions of ASU 2016-02 at its adoption date, rather than the earliest comparative period presented in the financial statements, as permitted by ASU 2018-11, “Leases,” Topic 842, “Targeted Improvements,” released in July 2018.

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

In January 2018, the FASB issued ASU 2018-01, “Leases,” Topic 842, “Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). ASU 2018-01 permits an entity to elect a transition practical expedient to not assess, under Accounting Standards Codification (ASC) 842, land easements that exist or expired before the standard’s effective date that were not previously accounted for as leases under ASC 840. The Company plans to elect this practical expedient in implementing ASU 2016-02.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. Additionally, the amendments in this ASU provide a practical expedient for entities to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less, The Company plans to elect this practical expedient upon adoption.

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

Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers,” Topic 606, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08) in March 2016, ASU 2016-12, “Revenue from Contracts with Customers,” Topic 606, “Narrow-Scope Improvements and Practical Expedients” (ASU 2016-12) in May 2016 and ASU 2016-20, “Revenue from Contracts with Customers,” Topic 606, “Technical Corrections and Improvements” (ASU 2016-20) in December 2016. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The Company plans to make such election. The Company also plans to elect the practical expedient in ASU 2016-20 that provides entities do not need to disclose the transaction price allocated to performance obligations when the related contracts have a duration of one year or less. This includes loyalty rewards, which can be redeemed in the month subsequent to the quarter earned, and marketing promotions that cross accounting periods. Both of these classes of transactions are currently immaterial to the Company. The effective date and transition requirements for ASU 2016-08, ASU 2016-12 and ASU 2016-20 are the same as for ASU 2014-09.

The Company does not plan to early adopt the new revenue recognition guidance; adoption will be on the modified retrospective basis beginning in fiscal year 2019. The Company has substantially concluded its assessment of the impact of the adoption of this standard on its consolidated financial statements. Most of the Company’s revenue is expected to continue to be generated from point-of-sale transactions, which ASU 2014-09 treats generally consistent with current accounting standards. The Company does not expect this standard will have a material impact on the accounting for point-of-sale transactions or related areas including the right of return, gift card breakage, and customer incentives. Although the impact on the consolidated financial statements is not expected to be material, additional disclosures will be required.

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

Goodwill and Intangible Assets

We assess our goodwill and intangible assets primarily consisting of trademarks, favorable operating leases and covenants-not-to-compete at least annually. The Company’s annual impairment testing of goodwill is performed as of July 1. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is not necessary. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs the two-step impairment test. There are significant judgments and estimates within the processes; it is therefore possible that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

Impairment of Long-Lived Assets and Store Closing Costs

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

If the Company commits to a plan to dispose of a long-lived asset before the end of its previously estimated useful life, estimated cash flows are revised accordingly, and the Company may be required to record an asset impairment write-down. Additionally, related liabilities arise, such as severance, contractual obligations and other accruals associated with store closings from decisions to dispose of assets. The Company estimates these liabilities based on the facts and circumstances in existence for each restructuring decision. The amounts the Company will ultimately realize or disburse could differ from the amounts assumed in arriving at the asset impairment and restructuring charge recorded.

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

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to our Credit Facility. As of September 30, 2018, $13.2 million was outstanding under our Credit Facility. Our Credit Facility carries floating interest rates that are tied to the prime rate, and therefore, our statements of income and our cash flows are exposed to changes in interest rates. Based upon a sensitivity analysis at September 30, 2018, a hypothetical 100 basis point change in interest rates would change our annual interest expense by $0.3 million in the year ended September 30, 2018.

Item 8. Financial Statements and Supplementary Data.

Natural Grocers by Vitamin Cottage, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Natural Grocers by Vitamin Cottage, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended September 30, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 6, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Denver, Colorado

December 6, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Natural Grocers by Vitamin Cottage, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Natural Grocers by Vitamin Cottage, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, the related consolidated statements of income, cash flows, and changes in stockholders' equity for each of the years in the three-year period ended September 30, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated December 6, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Denver, Colorado
December 6, 2018

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$9,398	6,521
Accounts receivable, net	4,738	4,860
Merchandise inventory	94,228	93,612
Prepaid expenses and other current assets	2,590	3,222
Total current assets	110,954	108,215
Property and equipment, net	188,768	184,417
Other assets:
Deposits and other assets	1,682	1,642
Goodwill and other intangible assets, net	5,648	5,655
Deferred financing costs, net	31	62
Total other assets	7,361	7,359
Total assets	$307,083	299,991
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,104	56,849
Accrued expenses	17,851	14,164
Capital and financing lease obligations, current portion	736	548
Total current liabilities	79,691	71,561
Long-term liabilities:
Capital and financing lease obligations, net of current portion	40,406	32,880
Revolving credit facility	13,192	28,392
Deferred income tax liabilities, net	6,447	12,419
Deferred compensation	688	1,231
Deferred rent	11,038	10,465
Leasehold incentives	8,895	9,160
Total long-term liabilities	80,666	94,547
Total liabilities	160,357	166,108
Commitments (Notes 10 and 17)
Stockholders’ equity:
Common stock, $0.001 par value. 50,000,000 shares authorized, 22,510,279 shares issued at 2018 and 2017, and 22,373,382 and 22,448,056 outstanding at 2018 and 2017, respectively	23	23
Additional paid-in capital	56,236	55,678
Retained earnings	91,507	78,846
Common stock in treasury at cost, 136,897 and 62,223 shares at 2018 and 2017, respectively	(1,040)	(664)
Total stockholders’ equity	146,726	133,883
Total liabilities and stockholders’ equity	$307,083	299,991

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Year ended September 30,
	2018	2017	2016
Net sales	$849,042	769,030	705,499
Cost of goods sold and occupancy costs	623,469	556,694	503,727
Gross profit	225,573	212,336	201,772
Store expenses	186,741	174,350	156,158
Administrative expenses	21,506	20,089	19,242
Pre-opening and relocation expenses	2,273	3,799	5,993
Operating income	15,053	14,098	20,379
Interest expense, net	(4,560)	(3,793)	(3,044)
Income before income taxes	10,493	10,305	17,335
Benefit from (provision for) income taxes	2,168	(3,414)	(5,864)
Net income	$12,661	6,891	11,471

Net income per share of common stock:
Basic	$0.57	0.31	0.51
Diluted	$0.56	0.31	0.51
Weighted average number of shares of common stock outstanding:
Basic	22,361,898	22,453,409	22,492,986
Diluted	22,413,038	22,463,675	22,507,152

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended September 30,
	2018	2017	2016
Operating activities:
Net income	$12,661	6,891	11,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,430	29,511	25,533
Impairment of long-lived assets and store closing costs	585	—	—
Gain on disposal of property and equipment	—	(21)	(3)
Share-based compensation	810	758	879
Deferred income tax (benefit) expense	(5,972)	241	6,971
Non-cash interest expense	12	12	13
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	145	(1,100)	(1,171)
Income tax receivable	943	732	(1,776)
Merchandise inventory	(615)	(7,282)	(11,512)
Prepaid expenses and other assets	(390)	(1,049)	(542)
Increase (decrease) in:
Accounts payable	1,845	7,224	3,314
Accrued expenses	3,644	1,521	(7,345)
Deferred compensation	(543)	474	443
Deferred rent and leasehold incentives	308	2,937	2,552
Net cash provided by operating activities	42,863	40,849	28,827
Investing activities:
Acquisition of property and equipment	(23,717)	(41,231)	(53,759)
Proceeds from sale of property and equipment	34	2,732	19
Proceeds from property insurance settlements	140	—	—
Net cash used in investing activities	(23,543)	(38,499)	(53,740)
Financing activities:
Borrowings under credit facility	376,000	291,765	234,604
Repayments under credit facility	(391,200)	(290,800)	(207,176)
Repurchases of common stock	(581)	(261)	(829)
Capital and financing lease obligations payments	(573)	(479)	(423)
Payments on withholding tax for restricted stock unit vesting	(89)	(71)	(119)
Loan fees paid	—	—	(42)
Net cash (used in) provided by financing activities	(16,443)	154	26,015
Net increase in cash and cash equivalents	2,877	2,504	1,102
Cash and cash equivalents, beginning of year	6,521	4,017	2,915
Cash and cash equivalents, end of year	$9,398	6,521	4,017
Supplemental disclosures of cash flow information:
Cash paid for interest	$878	739	331
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $187, $482 and $538, respectively	3,611	2,972	2,637
Income taxes paid	1,958	2,656	6,370
Deferred compensation paid	700	—	—
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$5,254	2,843	6,837
Proceeds from sale of property and equipment not yet received	23	12	—
Property acquired through capital and capital financing lease obligations	8,285	1,499	4,438
Direct bank to bank payment for a change in credit facility provider	—	—	18,858

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Fiscal Years Ended September 30, 2018, 2017 and 2016

(Dollars in thousands, except per share data)

	Common stock –$0.001 par value		Additional paid-in	Retained	Treasury	Total stockholders’
	Shares outstanding	Amount	capital	earnings	stock	equity
Balances September 30, 2015	22,496,628	$22	$54,982	$60,484	$—	$115,488
Net income	—	—	—	11,471	—	11,471
Share-based compensation	23,951	1	609	—	139	749
Tax shortfall related to share-based compensation	—	—	(154)	—	—	(154)
Repurchase of common stock	(67,970)	—	—	—	(829)	(829)
Balances September 30, 2016	22,452,609	23	55,437	71,955	(690)	126,725
Net income	—	—		6,891	—	6,891
Share-based compensation	25,447	—	399	—	288	687
Tax shortfall related to share-based compensation	—	—	(158)	—	—	(158)
Repurchase of common stock	(30,000)	—	—	—	(262)	(262)
Balances September 30, 2017	22,448,056	23	55,678	78,846	(664)	133,883
Net income	—	—	—	12,661	—	12,661
Share-based compensation	26,899	—	516	—	205	721
Tax benefit related to share-based compensation	—	—	42	—	—	42
Repurchase of common stock	(101,573)	—	—	—	(581)	(581)
Balances September 30, 2018	22,373,382	$23	$56,236	$91,507	$(1,040)	$146,726

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage® with 148 stores as of September 30, 2018, including 37 stores in Colorado, 24 in Texas, 12 each in Arizona and Oregon, eight each in Kansas and Utah, seven in Oklahoma, five each in Iowa, Missouri and New Mexico, four each in Idaho and Montana, three each in Arkansas, Nebraska, Nevada and Washington, two each in North Dakota and Wyoming, and one in Minnesota. The Company also has a bulk food repackaging facility and distribution center in Colorado. The Company had 140 and 126 stores as of September 30, 2017 and 2016, respectively.

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

Accounts Receivable

Accounts receivable consists primarily of receivables from vendors for certain promotional programs, magazine advertising and other miscellaneous receivables and are presented net of any allowances for doubtful accounts. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for doubtful accounts is calculated based on historical experience and application of the specific identification method. Allowance for doubtful accounts totaled approximately $0.1 million and $0.2 million as of September 30, 2018 and 2017, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of investments in cash and cash equivalents. The Company’s cash and cash equivalent account balances, which are held in major financial institutions, exceeded the Federal Deposit Insurance Corporation’s federally insured limits by approximately $8.8 million as of September 30, 2018.

Vendor Concentration

For the years ended September 30, 2018, 2017 and 2016, purchases from the Company’s largest vendor and its subsidiaries represented approximately 64%, 62% and 59%, respectively, of all product purchases made during such periods. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

Merchandise Inventory

Merchandise inventory consists of goods held for sale. The cost of inventory includes certain costs associated with the preparation of inventory for sale, including inventory overhead costs. Merchandise inventory is carried at the lower of cost or net realizable value. Cost is determined using the weighted average cost method.

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

Impairment of Finite-Lived Intangible and Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company aggregates long-lived assets at the store level, which the Company considers to be the lowest level in the organization for which independent identifiable cash flows are available. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that store to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. The Company considers factors such as historic and forecasted operating results, trends and future prospects, current market value, significant industry trends and other economic and regulatory factors in performing these analyses. The Company recorded impairment charges related to long-lived assets of $0.5 million in fiscal year 2018, and no impairment charges in fiscal years 2017 and 2016.

Goodwill and Intangible Assets

Intangible assets primarily consist of goodwill and trademarks. Goodwill and the Vitamin Cottage trademark have indefinite lives and are not amortized; rather, they are tested for impairment at least annually. Intangible assets with definite lives are amortized over their estimated useful lives. The Company evaluates the reasonableness of the useful lives of these intangibles at least annually.

The Company’s annual impairment testing of goodwill is performed as of July 1. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is not necessary. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs the two-step impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. As of September 30, 2018, the Company has recorded no impairment charges related to goodwill.

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

Store Expenses

Store expenses consist of store-level expenses such as salaries, benefits and share-based compensation, supplies, utilities, depreciation, gain or loss on disposal of assets, long-lived asset impairment charges, store closing costs and other related expenses associated with operations support. Store expenses also include purchasing support services and advertising and marketing costs.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in store expenses and pre-opening and relocation expenses in the consolidated statements of income. Total advertising and marketing expenses for the years ended September 30, 2018, 2017 and 2016 were approximately $8.2 million, $10.7 million and $10.8 million, respectively, net of vendor reimbursements received for magazine advertising of approximately $4.1 million, $3.2 million and $3.2 million for the years ended September 30, 2018, 2017 and 2016, respectively.

Share-Based Compensation

The Company adopted the 2012 Omnibus Incentive Plan in connection with its initial public offering on July 25, 2012. Restricted common stock units are granted at the market price of the Company’s common stock on the date of grant and expensed over the applicable vesting period.

The excess tax benefits for recognized compensation costs are reported as a credit to income tax expense and as operating cash outflows when such excess tax benefits are realized by a reduction to current taxes payable.

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

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). The Tax Reform Act significantly revises the future ongoing federal income tax by, among other things, lowering U.S. corporate income tax rates effective January 1, 2018. The Company has calculated a blended U.S. federal income tax rate of approximately 24.3% for the fiscal year ending September 30, 2018 and 21.0% for subsequent fiscal years. Remeasurement of the Company’s deferred tax balance under the Tax Reform Act resulted in a non-cash tax benefit of approximately $4.3 million for the year ended September 30, 2018.

The changes included in the Tax Reform Act are broad and complex. The final transition impacts of the Tax Reform Act may differ from the above estimate due to, among other things, changes in interpretations of the Tax Reform Act, any legislative action to address questions that arise because of the Tax Reform Act and any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, “Simplifying the Measurement of Inventory,” Topic 330, “Inventory” (ASU 2015-11). The amendments in ASU 2015-11, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost and net realizable value. The amendments in ASU 2015-11 should be applied on a prospective basis. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company adopted the amendments of ASU 2015-11 effective October 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the year ended September 30, 2018.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” Topic 718, “Compensation-Stock Compensation” (ASU 2016-09). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the Company’s financial statements, including income tax consequences, forfeitures and classification on the statement of cash flows. Under previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in income tax expense, rather than paid-in-capital. The Company adopted the amendments of ASU 2016-09 effective October 1, 2017.The adoption of this standard did not have a material impact on the Company’s consolidated statements of income for the year ended September 30, 2018.

In addition, under ASU 2016-09, excess tax income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. For the year ended September 30, 2018, there were no excess income tax benefits.

The Company has elected to continue to estimate the number of share-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an immaterial decrease in diluted weighted average shares outstanding for the year ended September 30, 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” Topic 842, “Leases” (ASU 2016-02). ASU No. 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 also requires certain quantitative and qualitative disclosures. The provisions of ASU 2016-02 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. The Company will apply the transition provisions of ASU 2016-02 at its adoption date, rather than the earliest comparative period presented in the financial statements, as permitted by ASU 2018-11, “Leases,” Topic 842, “Targeted Improvements,” released in July 2018.

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

In January 2018, the FASB issued ASU 2018-01, “Leases,” Topic 842, “Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). ASU 2018-01 permits an entity to elect a transition practical expedient to not assess, under Accounting Standards Codification (ASC) 842, land easements that exist or expired before the standard’s effective date that were not previously accounted for as leases under ASC 840. The Company plans to elect this practical expedient in implementing ASU 2016-02.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. Additionally, the amendments in this ASU provide a practical expedient for entities to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less, The Company plans to elect this practical expedient upon adoption.

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

Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers,” Topic 606, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08) in March 2016, ASU 2016-12, “Revenue from Contracts with Customers,” Topic 606, “Narrow-Scope Improvements and Practical Expedients” (ASU 2016-12) in May 2016 and ASU 2016-20, “Revenue from Contracts with Customers,” Topic 606, “Technical Corrections and Improvements” (ASU 2016-20) in December 2016. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The Company plans to make such election. The Company also plans to elect the practical expedient in ASU 2016-20 that provides entities do not need to disclose the transaction price allocated to performance obligations when the related contracts have a duration of one year or less. This includes loyalty rewards, which can be redeemed in the month subsequent to the quarter earned, and marketing promotions that cross accounting periods. Both of these classes of transactions are currently immaterial to the Company. The effective date and transition requirements for ASU 2016-08, ASU 2016-12 and ASU 2016-20 are the same as for ASU 2014-09.

The Company does not plan to early adopt the new revenue recognition guidance; adoption will be on the modified retrospective basis beginning in fiscal year 2019. The Company has substantially concluded its assessment of the impact of the adoption of this standard on its consolidated financial statements. Most of the Company’s revenue is expected to continue to be generated from point-of-sale transactions, which ASU 2014-09 treats generally consistent with current accounting standards. The Company does not expect this standard will have a material impact on the accounting for point-of-sale transactions or related areas including the right of return, gift card breakage, and customer incentives. Although the impact on the consolidated financial statements is not expected to be material, additional disclosures will be required.

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

3. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below is basic and diluted earnings per share for the years ended September 30, 2018, 2017 and 2016, dollars in thousands, except per share data:

	Year ended September 30,
	2018	2017	2016
Net income	$12,661	6,891	11,471
Weighted average number of shares of common stock outstanding	22,361,898	22,453,409	22,492,986
Effect of dilutive securities	51,140	10,266	14,166
Weighted average number of shares of common stock outstanding including the effect of dilutive securities	22,413,038	22,463,675	22,507,152

Basic earnings per share	$0.57	0.31	0.51
Diluted earnings per share	$0.56	0.31	0.51

There were 207,805, 52,974 and 61,115 non-vested restricted stock units (RSUs) for the years ended September 30, 2018, 2017 and 2016, respectively, excluded from the calculation as they are antidilutive.

The Company did not declare or pay any dividends in the years ended September 30, 2018, 2017 or 2016.

As of September 30, 2018, the Company had 50,000,000 shares of common stock authorized, of which 22,510,279 shares were issued and 22,373,382 were outstanding, as well as 10,000,000 shares of preferred common stock authorized, of which none was issued and outstanding.

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

During fiscal year 2018, long-lived assets with a carrying value of $1.2 million were written down to their fair value of $0.7 million, resulting in asset impairment charges of $0.5 million. The Company did not have any financial assets or liabilities that were subject to fair value measurements as of September 30, 2017. The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those assets and liabilities.

5. Property and Equipment

The Company had the following property and equipment balances as of September 30, 2018 and 2017, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2018	2017
Construction in process		n/a		$15,879	5,286
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		35,700	29,548
Capitalized real estate leases		15		5,735	5,735
Land		n/a		192	192
Buildings		40		19,262	19,259
Land improvements	5	-	24	1,016	1,159
Leasehold and building improvements	1	-	25	131,474	131,679
Fixtures and equipment	5	-	7	122,984	115,888
Computer hardware and software	3	-	5	21,181	19,108
				353,423	327,854
Less accumulated depreciation and amortization				(164,655)	(143,437)
Property and equipment, net				$188,768	184,417

Capitalized costs for computer software development were approximately $0.6 million and $0.2 million for the years ended September 30, 2018 and 2017, respectively, primarily due to capitalization of expenses related to external consultants. Total costs capitalized for qualifying construction projects on leasehold and building improvements and fixtures and equipment included approximately $0.5 million and $0.7 million, for the years ended September 30, 2018 and 2017, respectively, related to internal staff compensation. Interest costs of approximately $0.2 million, $0.5 million and $0.5 million were capitalized for the years ended September 30, 2018, 2017 and 2016, respectively. Depreciation expense related to capitalized internal staff compensation was approximately $0.5 million for each of the years ended September 30, 2018, 2017, and 2016.

Depreciation and amortization expense for the years ended September 30, 2018, 2017 and 2016 is summarized as follows, dollars in thousands:

	Year ended September 30,
	2018	2017	2016
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$768	1,063	868
Depreciation and amortization expense included in store expenses	27,174	27,022	23,428
Depreciation and amortization expense included in administrative expenses	1,488	1,426	1,237
Total depreciation and amortization expenses	$29,430	29,511	25,533

6. Impairment of Long-Lived Assets and Store Closing Costs

In determining whether long-lived assets are recoverable, the Company’s estimates of undiscounted future cash flows over the estimated life or lease term of a store is based upon experience, historical results of the store, an estimate of future store profitability and economic conditions. As the Company forecasts future undiscounted cash flows for the remaining useful life of the asset group, estimates are subject to variability as future results can be difficult to predict. If a long-lived asset is found to be non-recoverable, an impairment charge is recorded equal to the difference between the asset’s carrying value and fair value. The Company estimates the fair value of the asset using a valuation method such as discounted cash flow or a relative, market-based approach.

In the fourth quarter of fiscal year 2018, the Company concluded, as a result of its review of potential long-lived asset impairment, that certain of its long-lived assets were impaired. The Company recorded a $0.5 million impairment for the year ended September 30, 2018. Such charge is reflected within store expenses on the consolidated statement of income for the year ended September 30, 2018.

Additionally, other store closing costs for the Tulsa-Central store related to one-time severance benefit payouts of less than $0.1 million were recorded as accrued liabilities at September 30, 2018 (see Note 19). No impairment charges or other store closing costs were recorded in fiscal year 2017.

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2018 and 2017, are summarized as follows, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2018	2017
Amortizable intangible assets:
Covenants-not-to-compete	2	-	5	$—	353
Other intangibles	0.5	-	3	138	109
Amortizable intangible assets				138	462
Less accumulated amortization				(77)	(394)
Amortizable intangible assets, net				61	68
Trademark	Indefinite			389	389
Total other intangibles, net				450	457
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$5,648	5,655

Amortization expense was less than $0.1 million for each of the years ended September 30, 2018, 2017 and 2016.

8. Accrued Expenses

The composition of accrued expenses as of September 30, 2018 and 2017, is summarized as follows, dollars in thousands:

	As of September 30,
	2018	2017
Payroll and employee-related expenses	$6,992	5,391
Accrued property, sales and use tax payable	7,043	6,399
Accrued marketing expenses	335	648
Deferred revenue related to gift card sales	1,453	906
Other	2,028	820
Total accrued expenses	$17,851	14,164

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

The Company had $13.2 million and $28.4 million outstanding under the Credit Facility as of September 30, 2018 and September 30, 2017, respectively. As of each of September 30, 2018 and September 30, 2017, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $35.8 million and $20.6 million available for borrowing under the Credit Facility as of September 30, 2018 and September 30, 2017, respectively.

Capital and Financing Lease Obligations

The Company had 20 and 17 leases as of September 30, 2018 and 2017, respectively, that are included in capital and financing lease obligations (see Notes 2 and 10). No rent expense is recorded for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense (see Note 10). The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $4.7 million, $4.3 million and $3.5 million in the years ended September 30, 2018, 2017 and 2016, respectively. Interest expense for the years ended September 30, 2018, 2017 and 2016 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of approximately $0.2 million, $0.5 million and $0.5 million for the years ended September 30, 2018, 2017 and 2016, respectively.

10. Lease Commitments

Operating Leases

The Company leases retail stores, a bulk food repackaging facility and distribution center and administrative offices under long-term operating leases through 2062. These leases include scheduled increases in minimum rents and renewal provisions at the option of the Company. Deferred rent expense as of September 30, 2018 and 2017 was approximately $11.0 million and $10.5 million, respectively. Tenant improvement allowances received from landlords (leasehold incentives) are recorded as liabilities and recognized evenly as a reduction to rent expense over the lease term. Leasehold incentives at September 30, 2018 and 2017 were approximately $8.9 million and $9.2 million, respectively. Sublease rental income was approximately $0.4 million for the year ended September 30, 2018, approximately $0.3 million for the year ended September 30, 2017 and less than $0.1 million for the year ended September 30, 2016.

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

Minimum rental commitments and sublease rental income under the terms of the Company’s operating leases are as follows, dollars in thousands:

Fiscal Year	Third parties	Related parties	Sublease rental income	Total operating leases
2019	$40,847	1,329	(415)	41,761
2020	40,974	1,333	(379)	41,928
2021	39,764	1,310	(366)	40,708
2022	38,958	1,308	(372)	39,894
2023	38,356	1,308	(361)	39,303
Thereafter	289,728	3,979	(764)	292,943
Total payments	$488,627	10,567	(2,657)	496,537

Total rent expense, including common area expenses and warehouse rent, for the years ended September 30, 2018, 2017, and 2016 totaled approximately $48.8 million, $43.8 million and $34.6 million, respectively, which is included in cost of goods sold and occupancy costs and administrative expenses in the consolidated statements of income. In addition, approximately $0.6 million, $1.4 million and $1.4 million is included in pre-opening and relocation expense associated with rent expense for stores prior to their opening date for the years ended September 30, 2018, 2017 and 2016, respectively.

Capital and Financing Lease Obligations

Capital and financing lease obligations as of September 30, 2018 and 2017, were as follows, dollars in thousands:

	As of September 30,
	2018	2017
Capital lease finance obligations, due in monthly installments through fiscal year 2033	$32,523	26,930
Capital lease obligations due in monthly installments through fiscal year 2041	4,763	4,999
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2033	2,350	1,499
Capital lease obligations for assets under construction, due in monthly installments through fiscal year 2034	1,506	—
Total capital and financing lease obligations	41,142	33,428
Less current portion	(736)	(548)
Total capital and financing lease obligations, net of current portion	$40,406	32,880

Capital lease finance obligations

From time to time, the Company enters into leases with developers for build-to-suit store locations. Upon lease execution, the Company analyzes its involvement during the construction period. As a result of defined forms of lessee involvement, the Company could be deemed the “owner” for accounting purposes during the construction period, and would be required to capitalize construction costs on its balance sheet. If the project costs were capitalized, the Company performs a sale-leaseback analysis upon completion of the project to determine if the Company should remove the asset from its balance sheet. If the asset should not be removed from the balance sheet, the fair market value of the building remains on the balance sheet along with a corresponding capital lease finance obligation equal to the fair market value of the building less any amounts the Company contributed toward construction. The Company had capital lease finance obligations totaling approximately $32.5 million and $26.9 million as of September 30, 2018 and 2017, respectively. The leases that created the obligations expire or become subject to renewal clauses at various dates through fiscal year 2033. The Company does not record rent expense for capital lease finance obligations; rather, rent payments per the leases are recognized as a reduction of the related capital lease finance obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and capital lease finance obligation will be derecognized.

Capital lease obligations

The Company had capital lease obligations totaling approximately $4.8 million and $5.0 million as of September 30, 2018 and 2017, respectively. Certain of the Company’s leases for store locations are considered capital leases, and as such, the Company has capitalized the present value of the minimum lease payments under the leases for the stores and recorded related capital lease obligations. The leases that created the obligation expire or become subject to renewal clauses at various dates through fiscal year 2041. The Company does not record rent expense for capital lease obligations; rather, rent payments per the leases are recognized as a reduction of the related capital lease obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income.

Capital lease finance obligations for assets under construction

The Company had $2.4 million and $1.5 million in construction in process related to capital lease finance obligations as of September 30, 2018 and 2017, respectively. No rent expense is recorded for these leases; rather, rental payments under the leases will be recognized as a reduction of the capital lease finance obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and the capital lease finance obligation will be derecognized.

Capital lease obligations for assets under construction

The Company had $1.5 million and zero in construction in process related to capital lease obligations as of September 30, 2018 and 2017, respectively. No rent expense is recorded for these leases; rather, rental payments under the leases will be recognized as a reduction of the capital lease obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income.

Future payments for capital lease finance obligations and capital lease obligations

Future payments under the terms of the leases for opened stores included in capital lease finance obligations and capital lease obligations as of September 30, 2018 are as follows, dollars in thousands:

	Interest expense on capital lease finance obligations	Principal payments on capital lease finance obligations	Interest expense on capital lease obligations	Principal payments on capital lease obligations	Total future payments on capital lease finance and capital lease obligations
2019	$3,503	417	481	261	4,662
2020	3,461	461	453	288	4,663
2021	3,412	542	423	319	4,696
2022	3,354	625	390	352	4,721
2023	3,286	750	353	398	4,787
Thereafter	15,380	6,504	1,768	3,144	26,796
Non-cash derecognition of capital lease finance obligations at end of lease term	—	23,225	—	—	23,225
Total future payments	$32,396	32,524	3,868	4,762	73,550

Future payments under the terms of the lease for the store location at which construction was in progress as of September 30, 2018, based on the store opening date in the first quarter of fiscal year 2019, are as follows, dollars in thousands:

	Interest expense on capital lease finance obligations for assets under construction	Principal payments on capital lease finance obligations for assets under construction	Total future payments on capital lease finance obligations for assets under construction
2019	$186	20	206
2020	184	21	205
2021	182	23	205
2022	180	25	205
2023	178	27	205
Thereafter	1,514	810	2,324
Non-cash derecognition of capital lease finance obligations at end of lease term	—	1,423	1,423
Total future payments	$2,424	2,349	4,773

	Interest expense on capital lease obligations for assets under construction	Principal payments on capital lease obligations for assets under construction	Total future payments on capital lease obligations for assets under construction
2019	$138	36	174
2020	152	45	197
2021	147	49	196
2022	142	55	197
2023	136	61	197
Thereafter	813	1,260	2,073
Total future payments	$1,528	1,506	3,034

11. Share-Based Compensation

The Company adopted the 2012 Omnibus Incentive Plan (the Plan) on July 17, 2012. Restricted stock unit awards granted pursuant to the Plan, if they vest, will be settled in new shares of the Company’s common stock or shares of common stock held in treasury. At the adoption of the Plan, there were 1,090,151 shares of common stock available for issuance or delivery under the Plan, of which 186,179 remain available for grants as of September 30, 2018. The Plan provides for awards of options, stock appreciation rights, stock grants, restricted stock units, other share-based awards and cash-based incentive awards to officers, members of the Board of Directors (the Board) and certain employees who are not named executive officers and consultants. As of September 30, 2018, restricted stock units had been granted under the Plan, at no out-of-pocket cost to officers, Board members and key employees. These restricted stock units vest subject to requisite service requirements, immediately in part or annually in installments over a one-to-five year period. The award recipients are not entitled to cash dividends or to vote with regard to non-vested restricted stock units, and the units are subject to forfeiture during the vesting period. Restricted stock units are granted at the market price of the Company’s stock on the date of grant and are expensed on a straight-line basis over the vesting period.

The shares of non-vested restricted stock units as of September 30, 2018 were as follows:

	Shares	Weighted average grant date fair value
Non-vested as of September 30, 2016	92,586	$24.52
Granted	16,662	12.09
Forfeited	(4,249)	27.28
Vested	(34,653)	19.02
Non-vested as of September 30, 2017	70,346	21.56
Granted	396,949	8.88
Forfeited	(15,626)	12.01
Vested	(32,687)	17.97
Non-vested as of September 30, 2018	418,982	10.19

During the year ended September 30, 2018, the Company awarded stock grants totaling 1,300 shares of the Company’s common stock to 13 employees who were not named executive officers. Such shares were fully vested on the grant date.

Share-based compensation expense for restricted stock unit awards to certain employees who are not named executive officers was approximately $0.5 million, $0.6 million and $0.7 million for the years ended September 30, 2018, 2017 and 2016, respectively. Share-based compensation expense for restricted stock unit awards to one named executive officer was approximately $0.1 million for the year ended September 30, 2018. There was no share-based compensation expense for named executive officers for the years ended September 30, 2017 and 2016.

Each independent member of the Board receives an annual grant of restricted stock units equal to $60,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant). Such grants are made each year on the date of the Company’s annual meeting of stockholders, or on a pro rata basis in the case of a mid-year appointment. Share-based compensation expense for the Company’s awards to its Board members was approximately $0.2 million for each of the years ended September 30, 2018, 2017 and 2016.

The Company recorded total share-based compensation expense before income taxes of approximately $0.8 million, $0.8 million and $0.9 million in the years ended September 30, 2018, 2017 and 2016, respectively. The share-based compensation expense is included in cost of goods sold and occupancy expenses, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the applicable officer, Board member or key employee’s compensation expense is presented. The Company did not realize a tax benefit from share-based compensation expense in the years ended September 30, 2018, 2017 and 2016.

As of September 30, 2018, there was approximately $3.1 million of unrecognized share-based compensation expense related to non-vested restricted stock units, net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately two years.

12. Stockholders’ Equity

Share Repurchases

On May 4, 2017, the Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. On May 2, 2018, the Board authorized a two-year extension of the share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020. Repurchases under the Company’s share repurchase program are made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

The following table summarizes share repurchase activity for the periods:

	Year ended September 30,
	2018	2017
Total number of common shares acquired	101,573	30,000
Average price per common share acquired (including commissions)	$5.72	8.71
Total cost of common shares acquired (in thousands)	$581	262

During fiscal years 2018 and 2017, the Company reissued 26,899 and 25,447 treasury shares at a cost of $0.2 million and $0.3 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. At September 30, 2018 and September 30, 2017, the Company held in treasury 136,897 and 62,223 shares, respectively, totaling approximately $1.0 million and $0.7 million, respectively.

13. Related Party Transactions

The Company has ongoing relationships with related parties as noted:

Chalet Properties, LLC: The Company has five operating leases and one capital lease finance obligation (see Note 10) with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members, Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other family members. Rent paid to Chalet was approximately $1.2 million for each of the years ended September 30, 2018, 2017 and 2016.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 11) with the Isely Family Land Trust LLC (Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.3 million for each of the years ended September 30, 2018, 2017 and 2016.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the years ended September 30, 2018, 2017 and 2016.

14. Income Taxes

The following are the components of the provision for income taxes as of September 30, 2018, 2017 and 2016, respectively, dollars in thousands:

	Year ended September 30,
	2018	2017	2016
Current federal income tax expense (benefit)	$3,083	2,837	(853)
Current state income tax expense (benefit)	721	336	(254)
Total current income tax expense (benefit)	3,804	3,173	(1,107)

Deferred federal income tax (benefit) expense	(5,760)	206	6,103
Deferred state income tax (benefit) expense	(212)	35	868
Total deferred income tax (benefit) expense	(5,972)	241	6,971

Total (benefit from) provision for income taxes	$(2,168)	3,414	5,864

The differences between the United States federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Year ended September 30,
	2018	2017	2016
Statutory tax rate	24.3%	34.0	34.0
State income taxes, net of federal income tax expense	3.3	2.7	2.9
Remeasurement	(41.3)	—	—
Enhanced food deduction	(1.8)	(2.7)	(1.6)
Deferred tax liability adjustment	(6.3)	—	—
Other, net	1.1	(0.9)	(1.4)
Effective tax rate	(20.7)%	33.1	33.9

The Company’s effective tax rate decreased from 33.1% in the year ended September 30, 2017 to (20.7)% in the year ended September 30, 2018 primarily due to the enactment of the Tax Reform Act.

Deferred taxes have been classified on the consolidated balance sheets as follows, dollars in thousands:

	As of September 30,
	2018	2017
Current assets	$—	—
Long-term liabilities	(6,447)	(12,419)
Net deferred tax liabilities	$(6,447)	(12,419)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows, dollars in thousands:

	As of September 30,
	2018	2017
Deferred tax assets
Capital and financing lease obligations	$10,022	12,670
Goodwill	955	1,853
Leasehold incentives	2,180	3,484
Deferred rent	2,706	3,980
Trademarks	658	1,021
Accrued employee benefits	642	910
Deferred compensation	169	468
Other	339	439
Gross deferred tax assets	17,671	24,825

Deferred tax liabilities
Property and equipment	(21,489)	(33,127)
Leasehold improvements	(2,407)	(3,774)
Subleases	(214)	(343)
Other	(8)	—
Gross deferred tax liabilities	(24,118)	(37,244)
Net deferred tax liabilities	$(6,447)	(12,419)

The Company believes that it is more likely than not that it will fully realize all deferred tax assets in the form of future deductions based on the nature of the deductible temporary differences and expected future taxable income.

The Company utilized less than $0.1 million in tax effected state income tax carryforwards in the each of the years ended September 30, 2018 and 2017.

The Company did not have any uncertain tax positions as of September 30, 2018 and 2017.

The Company files income tax returns with federal, state and local tax authorities. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years 2015 and prior and is no longer subject to state and local income tax examinations for fiscal years 2013 and prior.

15. Defined Contribution Plan

The Company has a defined contribution retirement plan (the Retirement Plan) covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Employees may defer up to the annual maximum limit prescribed by the Code. The Company, on a discretionary basis, may match up to 25% of participant contributions up to a maximum annual employer match of $2,500. During the year ended September 30, 2018, the Company accrued $0.6 million for matching contributions to be paid out during the year ending September 30, 2019.  During the year ended September 30, 2017, the Company funded contributions of $0.1 million through plan forfeitures.

16. Segment Reporting

The Company has one reporting segment, natural and organic retail stores. The Company’s revenues are derived from the sale of natural and organic products at its stores. All existing operations are domestic.

Sales from the Company’s natural and organic retail stores are derived from sales of the following products which are presented as a percentage of sales for the years ended September 30, 2018, 2017 and 2016 as follows:

	As of September 30,
	2018	2017	2016
Grocery	68%	67	67
Dietary supplements	21	22	22
Body care, pet care and other	11	11	11
	100.0%	100.0	100.0

17. Commitments and Contingencies

Self-Insurance

The Company is self-insured for certain losses relating to employee medical and dental benefits and workers compensation, subject to a stop loss policy. The self-insurance liability related to claims under the Company’s health benefit plans is determined based on analysis of actual claims. The amounts related to these claims are included as a component of payroll and employee-related expenses in accrued expenses. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. While the Company believes that its assumptions are appropriate, the estimated accrual for these liabilities could be significantly affected if future occurrences and claims materially differ from these assumptions and historical trends.

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

18. Selected Quarterly Financial Data (Unaudited)

The summarized unaudited quarterly financial data presented below reflect all adjustments, which in the opinion of management are of a normal and recurring nature, necessary to present fairly the results of operations for the periods presented.

Summarized unaudited quarterly financial data for each fiscal year is as follows, dollars in thousands, except per share data:

Fiscal Year Ended September 30, 2018	Three months ended
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Net sales	$202,480	215,911	213,130	217,521
Cost of goods sold and occupancy costs	149,321	157,630	156,299	160,219
Gross profit	53,159	58,281	56,831	57,302
Store expenses	45,166	46,480	47,000	48,095
Administrative expenses	5,257	5,458	5,630	5,161
Pre-opening and relocation expenses	543	697	443	590
Operating income	2,193	5,646	3,758	3,456
Interest expense, net	(1,089)	(1,122)	(1,170)	(1,179)
Income before income taxes	1,104	4,524	2,588	2,277
Benefit from (provision for) income taxes	4,077	(1,120)	(597)	(192)
Net income	$5,181	3,404	1,991	2,085

Basic earnings per share	$0.23	0.15	0.09	0.10
Diluted earnings per share	0.23	0.15	0.09	0.09

Fiscal Year Ended September 30, 2017	Three months ended
	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Net sales	$183,577	192,203	194,709	198,541
Cost of goods sold and occupancy costs	131,424	138,045	141,928	145,297
Gross profit	52,153	54,158	52,781	53,244
Store expenses	41,843	42,400	45,028	45,079
Administrative expenses	4,883	4,959	5,105	5,142
Pre-opening and relocation expenses	1,261	1,284	970	284
Operating income	4,166	5,515	1,678	2,739
Interest expense, net	(983)	(879)	(876)	(1,055)
Income before income taxes	3,183	4,636	802	1,684
Provision for income taxes	(1,122)	(1,640)	(204)	(448)
Net income	$2,061	2,996	598	1,236

Basic earnings per share	$0.09	0.13	0.03	0.06
Diluted earnings per share	0.09	0.13	0.03	0.06

19. Subsequent Events

On November 9, 2018, the Company closed its Tulsa-Central store, one of two Company stores located in Tulsa, Oklahoma. See Note 6 for further information.

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

We have assessed the effectiveness of our internal control over financial reporting as of September 30, 2018 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment of the design and related testing of the internal control over financial reporting, management concluded that, as of September 30, 2018, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting. KPMG LLP’s attestation report is included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information provided under the headings “Executive Officers and Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2018 (the “2019 Proxy Statement”). We have adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, including our principal executive, financial and accounting officers, employees, consultants and contractors. Our Code of Ethics is publicly available on our website at www.naturalgrocers.com and we will post any amendments to, or waivers from, a provision of this Code of Ethics by posting such information on our website, at the address and location specified above.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information in the 2019 Proxy Statement under the headings “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2019 Proxy Statement under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2019 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information in the 2019 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements: See Part II, Item 8 of this Form 10-K.

2.

Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form S-1	333-182186	3.1	July 5, 2012
3.2	Amended and Restated Bylaws	Form S-1	333-182186	3.2	July 5, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	Form S-1	333-182186	4.2	July 20, 2012
4.3	Form of Notice of Grant of Stock Unit Award	Form S-8	333-182886	4.2	July 27, 2012
4.4	Form of Registration Rights Agreement	Form S-1	333-182186	4.3	July 5, 2012
10.1	Second Amended and Restated Employment Agreement by and between Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc. and Sandra M. Buffa, dated June 26, 2012*	Form 10-Q	001-35608	10.1	January 29, 2015
10.16	Form of Omnibus Incentive Plan*	Form S-1	333-182186	10.16	July 5, 2012
10.17	Summary of Compensation Arrangements for Non-Employee Directors*	Form S-1	333-182186	10.17	June 29, 2012
10.18	Form of Indemnification Agreement*	Form S-1	333-182186	10.18	June 29, 2012
10.19	Shopping Center Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated January 1, 2010	Form S-1	333-182186	10.19	June 29, 2012
10.20	Ground lease by and between 3801 East Second Avenue, LLC and Vitamin Cottage Natural Food Markets, Inc., dated March 1, 2001	Form S-1	333-182186	10.20	June 29, 2012
10.21	Commercial Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.21	June 29, 2012
10.22	Sublease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.22	June 29, 2012
10.23	Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated September 1, 2011	Form S-1	333-182186	10.23	June 29, 2012
10.24	Lease by and between Chalet Properties, LLC and Boulder Vitamin Cottage Group, LLC, dated July 1, 2011	Form S-1	333-182186	10.24	June 29, 2012
10.25	Lease by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.25	June 29, 2012
10.26	Lease by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.26	June 29, 2012
10.27	Building Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated December 8, 2010	Form S-1	333-182186	10.27	June 29, 2012
10.28	Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated May 20, 2008#	Form S-1	333-182186	10.28	June 29, 2012
10.29	Addendum A to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated February 27, 2009#	Form S-1	333-182186	10.29	June 29, 2012

10.30	Agreement Addendum to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated March 10, 2012#	Form S-1	333-182186	10.30	June 29, 2012
10.31	Third Amendment to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated June 3, 2012#	Form S-1	333-182186	10.31	June 29, 2012
10.32	Form of Stockholders Agreement, by, between and among Natural Grocers by Vitamin Cottage, Inc. and the stockholders to be named therein	Form S-1	333-182186	10.32	July 12, 2012
10.39	Credit Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.39	January 28, 2016
10.40	Security and Pledge Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc., Vitamin Cottage Two Ltd. Liability Company, the other Obligors thereunder and Bank of America, N.A.	Form 10-Q	001-35608	10.40	January 28, 2016
10.41	Customer Distribution Agreement by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc. dated as of June 21, 2016#	Form 10-Q	001-35608	10.41	July 28, 2016
10.42	First Amendment to Credit Agreement dated as of May 10, 2016, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.42	July 28, 2016
10.43	Incentive Compensation Program*	Form 10-Q	001-35608	10.43	February 2, 2017
10.44	Second Amendment to Credit Agreement dated as of September 6, 2017, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 10-K	001-35608	10.44	December 7, 2017
10.45	Autoborrow Agreement dated as of September 6, 2017, by and between Vitamin Cottage Natural Food Markets, Inc. and Bank of America, N.A.	Form 10-K	001-35608	10.45	December 7, 2017
10.46	Employment offer letter to Todd Dissinger dated December 5, 2017	Form 10-Q	001-35608	10.46	February 1, 2018
10.47	Notice of Grant of Stock Unit Award to Todd Dissinger dated January 2, 2018	Form 10-Q	001-35608	10.47	February 1, 2018
10.48	Amendment dated as of May 25, 2018 to Customer Distribution Agreement dated as of June 21, 2016 by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc.#	Form 10-Q	001-35608	10.48	August 2, 2018
14	Code of Ethics	Form 10-K	001-35608	14	December 13, 2012
21.1	List of subsidiaries	Form 10-K	001-35608	21.1	December 13, 2012
23.1	Consent of KPMG LLP	—	—	—	—
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.3	Certification of Todd Dissinger, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	—	—	—	—

101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

*  Indicates a management contract or compensatory plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 6, 2018.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely,
Its Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEMPER ISELY	(Principal Executive Officer, Co-President,
Kemper Isely	Director)	December 6, 2018

/s/ ZEPHYR ISELY	(Principal Executive Officer, Co-President,
Zephyr Isely	Director)	December 6, 2018

/s/ TODD DISSINGER	(Principal Financial and Accounting Officer,
Todd Dissinger	Chief Financial Officer)	December 6, 2018

/s/ ELIZABETH ISELY	Director
Elizabeth Isely		December 6, 2018

/s/ HEATHER ISELY	Director
Heather Isely		December 6, 2018

/s/ MICHAEL CAMPBELL	Director
Michael Campbell		December 6, 2018

/s/ EDWARD CERKOVNIK	Director
Edward Cerkovnik		December 6, 2018

/s/ RICHARD HALLÉ	Director
Richard Hallé		December 6, 2018