Form 10-Q
period 2018-12-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2019-02-07
CIK 1547459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non –accelerated filer ☐	Smaller reporting company ☒

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 4, 2019 was 22,406,696.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2018

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example, “fiscal year 2019” refers to the year from October 1, 2018 to September 30, 2019).

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe these factors include those referenced in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the Form 10-K) and Item 1A - “Risk Factors” in this Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31, 2018	September 30, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,536	9,398
Accounts receivable, net	4,876	4,738
Merchandise inventory	95,197	94,228
Prepaid expenses and other current assets	2,716	2,590
Total current assets	107,325	110,954
Property and equipment, net	194,696	188,768
Other assets:
Deposits and other assets	1,694	1,682
Goodwill and other intangible assets, net	6,390	5,648
Deferred financing costs, net	27	31
Total other assets	8,111	7,361
Total assets	$310,132	307,083

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,420	61,104
Accrued expenses	21,591	17,851
Capital and financing lease obligations, current portion	805	736
Total current liabilities	76,816	79,691
Long-term liabilities:
Capital and financing lease obligations, net of current portion	44,849	40,406
Revolving credit facility	12,692	13,192
Deferred income tax liabilities, net	6,183	6,447
Deferred compensation	700	688
Deferred rent	11,121	11,038
Leasehold incentives	8,603	8,895
Total long-term liabilities	84,148	80,666
Total liabilities	160,964	160,357
Commitments (Notes 7 and 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,510,279 shares issued at December 31, 2018 and September 30, 2018 and 22,392,310 and 22,373,382 outstanding at December 31, 2018 and September 30, 2018, respectively	23	23
Additional paid-in capital	56,337	56,236
Retained earnings	93,704	91,507
Common stock in treasury at cost, 117,969 and 136,897 shares, at December 31, 2018 and September 30, 2018, respectively	(896)	(1,040)
Total stockholders’ equity	149,168	146,726
Total liabilities and stockholders’ equity	$310,132	307,083

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,
	2018	2017

Net sales	$221,515	202,480
Cost of goods sold and occupancy costs	162,369	149,321
Gross profit	59,146	53,159
Store expenses	49,123	45,166
Administrative expenses	5,315	5,257
Pre-opening and relocation expenses	672	543
Operating income	4,036	2,193
Interest expense, net	(1,255)	(1,089)
Income before income taxes	2,781	1,104
(Provision for) benefit from income taxes	(584)	4,077
Net income	$2,197	5,181

Net income per common share:
Basic	$0.10	0.23
Diluted	$0.10	0.23
Weighted average number of shares of common stock outstanding:
Basic	22,386,566	22,359,828
Diluted	22,595,961	22,366,749

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended December 31,
	2018	2017

Operating activities:
Net income	$2,197	5,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,286	7,415
Loss on disposal of property and equipment	41	48
Share-based compensation	399	160
Deferred income tax benefit	(264)	(4,446)
Non-cash interest expense	3	3
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(151)	383
Merchandise inventory	(969)	2,190
Prepaid expenses and other assets	(339)	22
Income tax receivable	181	351
(Decrease) increase in:
Accounts payable	(4,400)	(3,564)
Accrued expenses	3,740	3,013
Deferred compensation	12	124
Deferred rent and leasehold incentives	(209)	89
Net cash provided by operating activities	7,527	10,969
Investing activities:
Acquisition of property and equipment (1)	(11,511)	(4,919)
Acquisition of other intangibles (1)	(68)	(6)
Proceeds from sale of property and equipment	—	41
Proceeds from property insurance settlements	19	—
Net cash used in investing activities	(11,560)	(4,884)
Financing activities:
Borrowings under credit facility	94,300	87,500
Repayments under credit facility	(94,800)	(91,300)
Capital and financing lease obligations payments	(175)	(132)
Repurchases of common stock	—	(581)
Payments on withholding tax for restricted stock unit vesting	(154)	(4)
Net cash used in financing activities	(829)	(4,517)
Net (decrease) increase in cash and cash equivalents	(4,862)	1,568
Cash and cash equivalents, beginning of period	9,398	6,521
Cash and cash equivalents, end of period	$4,536	8,089
Supplemental disclosures of cash flow information:
Cash paid for interest	$224	217
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $43 and $25, respectively	1,024	848
Income taxes paid	20	19
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$2,970	1,722
Property acquired through capital and financing lease obligations	4,688	4,428

(1) Certain prior year amounts have been separated for consistency with current year presentation.

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2018 and December 31, 2017

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –$0.001 par value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2018	22,373,382	$23	$56,236	$91,507	$(1,040)	$146,726
Net income	—	—	—	2,197	—	2,197
Share-based compensation	18,928	—	101	—	144	245
Balances December 31, 2018	22,392,310	$23	$56,337	$93,704	$(896)	$149,168

	Common stock –$0.001 par value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2017	22,448,056	$23	$55,678	$78,846	$(664)	$133,883
Net income	—	—	—	5,181	—	5,181
Share-based compensation	1,226	—	147	—	9	156
Repurchase of common stock	(101,573)	—	—	—	(581)	(581)
Balances December 31, 2017	22,347,709	$23	$55,825	$84,027	$(1,236)	$138,639

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

December 31, 2018 and 2017

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of December 31, 2018, the Company operated 151 stores in 19 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 148 stores in 19 states as of September 30, 2018.

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

The Company has one reporting segment: natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following product categories, which are presented as a percentage of sales for the three months ended December 31, 2018 and 2017, as follows:

	Three months ended December 31,
	2018	2017
Grocery	68%	67
Dietary supplements	21	22
Other	11	11
	100%	100

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

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). The Tax Reform Act significantly revised the ongoing federal income tax by, among other things, lowering U.S. corporate income tax rates effective January 1, 2018. The Company has a U.S. federal income tax rate of approximately 21.0% for the fiscal year ending September 30, 2019. The Tax Reform Act resulted in a blended U.S. federal income tax rate of approximately 24.3% for the fiscal year ended September 30, 2018. Remeasurement of the Company’s deferred tax balance under the Tax Reform Act resulted in a non-cash tax benefit of approximately $4.3 million for the three months ended December 31, 2017 and the fiscal year ended September 30, 2018.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. The Company adopted this ASU and related amendments on October 1, 2018, using the modified retrospective approach. Additionally, upon adoption of this ASU, the Company elected the following practical expedients:

-

ASU 2016-09, pursuant to which the incremental costs of obtaining a contract are recognized as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.

-	ASU 2016-12, pursuant to which sales taxes and other similar taxes collected from customers are presented net of sales.

-	ASU 2016-20, pursuant to which the transaction price allocated to performance obligations is not disclosed when the related contract has a duration of one year or less.

Updated accounting policies and other disclosures are discussed below in Recent Accounting Pronouncements in this Note 2. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements for the three months ended December 31, 2018.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation,” Topic 718, “Improvements to Nonemployee Share-Based Payment Accounting” (ASU 2018-07) as part of its Simplification Initiative to reduce complexity when accounting for share-based payments to non-employees. ASU 2018-07 expands the scope of Topic 718 to more closely align share-based payment transactions for acquiring goods and services from non-employees with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

SEC Disclosure Update

In August 2018, the SEC adopted final rules under SEC Release No. 33-10532, Disclosure Update and Simplification, amending and expanding certain disclosure requirements. The rules require, among other things, that registrants include in their interim financial statements a reconciliation of changes in stockholders’ equity in the notes or as a separate statement that reconciles the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed. The Company applied the new SEC disclosure requirements to the Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2018 on a retrospective basis.

3. Revenue Recognition

The nature of the goods the Company transfers to customers at the point of sale consists of merchandise purchased for resale. In these transactions, the Company acts as a principal and recognizes revenue (“net sales”) from the sale of goods when control of the promised goods is transferred to the customer. Control refers to the ability of the customer to direct the use of, and obtain substantially all the remaining benefits from, the transferred goods.

The Company’s performance obligations are satisfied upon the transfer of goods to the customer (at the point of sale), and payment from the customer is also due at that time. Transaction prices are considered fixed. Discounts provided to customers at the point of sale are recognized as a reduction in revenue as the goods are sold. Revenue excludes sales and usage-based taxes collected.

Proceeds from the sale of gift cards are recorded as a liability at the time of sale and recognized as revenue when the gift cards are redeemed by the customer and the performance obligation is satisfied by the Company. The Company also recognizes revenue for a portion of gift card values that is not expected to be redeemed (“breakage”). The estimated breakage takes into consideration several factors, including the laws and regulations applicable to each jurisdiction. The Company determines the amount of breakage income to be recognized on gift cards using historical experience to estimate amounts that will ultimately not be redeemed. The Company recognizes such breakage income in proportion to redemption rates of the overall population of gift cards.

The balance of contract liabilities related to unredeemed gift cards was $1.2 million and $1.0 million as of December 31, 2018 and September 30, 2018, respectively. Revenue for the three months ended December 31, 2018 includes approximately $0.3 million that was included in the contract liability balance of unredeemed gift cards at September 30, 2018.

The following table disaggregates our revenue by product category for the three months ended December 31, 2018 and 2017, dollars in thousands:

	Three months ended December 31,
	2018	2017
Grocery	$151,301	136,101
Dietary supplements	45,784	43,565
Other	24,430	22,814
	$221,515	202,480

4. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units (RSUs) were to vest, resulting in the issuance of common stock that would then share in the Company’s earnings.

Presented below are basic and diluted EPS for the three months ended December 31, 2018 and 2017, dollars in thousands, except per share data:

	Three months ended December 31,
	2018	2017
Net income	$2,197	5,181

Weighted average number of shares of common stock outstanding	22,386,566	22,359,828
Effect of dilutive securities	209,395	6,921
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,595,961	22,366,749

Basic earnings per share	$0.10	0.23
Diluted earnings per share	$0.10	0.23

There were 5,126 and 157,879 non-vested RSUs for the three months ended December 31, 2018 and 2017, respectively, excluded from the calculation of diluted EPS as they are antidilutive.

The Company did not declare any dividends in the three months ended December 31, 2018 or 2017.

5. Debt

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

The Company had $12.7 million and $13.2 million outstanding under the Credit Facility as of December 31, 2018 and September 30, 2018, respectively. As of each of December 31, 2018 and September 30, 2018, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $36.3 million and $35.8 million available for borrowing under the Credit Facility as of December 31, 2018 and September 30, 2018, respectively.

As of December 31, 2018 and September 30, 2018, the Company was in compliance with the financial covenants under the Credit Facility.

Capital and Financing Lease Obligations

The Company had 21 and 20 leases as of December 31, 2018 and September 30, 2018, respectively, that are included in capital and financing lease obligations (see Note 7). No rent expense is recorded for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense. The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $1.3 million and $1.1 million for the three months ended December 31, 2018 and 2017, respectively. Interest expense for the three months ended December 31, 2018 and 2017 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of less than $0.1 million for each of the three months ended December 31, 2018 and 2017.

6. Stockholders’ Equity

Share Repurchases

On May 4, 2016, the Company’s Board of Directors (the Board) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. On May 2, 2018, Board authorized a two-year extension of the Company’s share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020. Repurchases under the Company’s share repurchase program are made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

Prior to October 1, 2018, the Company repurchased 199,543 shares under the share repurchase program. The Company did not repurchase any shares during the three months ended December 31, 2018. During the three months ended December 31, 2017, the Company repurchased 101,573 shares under the share repurchase program. The dollar value of the shares of the Company’s common stock that may yet be purchased under the share repurchase program is approximately $8.3 million.

Prior to October 1, 2018, the Company reissued 62,646 treasury shares at a cost of approximately $0.6 million to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. During the three months ended December 31, 2018 and 2017, the Company reissued 18,928 treasury shares at a cost of approximately $0.1 million and 1,226 treasury shares at a cost of less than $0.1 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of common stock grants. At December 31, 2018 and September 30, 2018, the Company held in treasury 117,969 shares and 136,897 shares, respectively, totaling $0.9 million and $1.0 million, respectively.

7. Lease Commitments

Capital and financing lease obligations as of December 31, 2018 and September 30, 2018, were as follows, dollars in thousands:

	As of
	December 31, 2018	September 30, 2018
Capital lease finance obligations, due in monthly installments through fiscal year 2033	$35,104	32,523
Capital lease obligations, due in monthly installments through fiscal year 2041	6,200	4,763
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2034	4,350	2,350
Capital lease obligations for assets under construction, due in monthly installments through fiscal year 2034	—	1,506
Total capital and financing lease obligations	45,654	41,142
Less current portion	(805)	(736)
Total capital and financing lease obligations, net of current portion	$44,849	40,406

8. Property and Equipment

The Company had the following property and equipment balances as of December 31, 2018 and September 30, 2018, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2018	September 30, 2018
Construction in process		n/a		$7,440	15,879
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		42,320	35,700
Capitalized real estate leases		15		7,241	5,735
Land		n/a		1,422	192
Buildings		40		19,516	19,262
Land improvements	5	–	24	1,275	1,016
Leasehold and building improvements	1	–	25	138,731	131,474
Fixtures and equipment	5	–	7	126,940	122,984
Computer hardware and software	3	–	5	19,943	21,181
				364,828	353,423
Less accumulated depreciation and amortization				(170,132)	(164,655)
Property and equipment, net				$194,696	188,768

Capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings under capital lease finance obligations and capitalized real estate leases includes assets for the Company’s buildings under capital lease obligations (see Note 7).

Depreciation and amortization expense (related to property and equipment as well as other intangibles) for the three months ended December 31, 2018 and 2017 is summarized as follows, dollars in thousands:

	Three months ended December 31,
	2018	2017
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$182	196
Depreciation and amortization expense included in store expenses	6,842	6,850
Depreciation and amortization expense included in administrative expenses	262	369
Total depreciation and amortization expense	$7,286	7,415

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of December 31, 2018 and September 30, 2018, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2018	September 30, 2018
Amortizable intangible assets:
Other intangibles	0.5	–	3	$2,013	138
Amortizable intangible assets				2,013	138
Less accumulated amortization				(1,210)	(77)
Amortizable intangible assets, net				803	61
Trademark		Indefinite		389	389
Total other intangibles, net				1,192	450
Goodwill		Indefinite		5,198	5,198
Total goodwill and other intangibles, net				$6,390	5,648

10. Accrued Expenses

The composition of accrued expenses as of December 31, 2018 and September 30, 2018 is summarized as follows, dollars in thousands:

	As of
	December 31,	September 30,
	2018	2018
Accrued property, sales and use tax payable	$6,855	7,043
Income tax payable	1,550	903
Payroll and employee-related expenses	10,302	6,992
Accrued marketing expenses	289	335
Deferred revenue related to gift card sales	1,554	1,453
Other	1,041	1,125
Total accrued expenses	$21,591	17,851

11. Income Taxes

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

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases and one capital lease with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended December 31, 2018 and 2017.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (the Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was less than $0.1 million for each of the three months ended December 31, 2018 and 2017.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended December 31, 2018 and 2017.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of December 31, 2018, we operated 151 stores in 19 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from approximately 5,000 to 16,000 selling square feet. During the twelve months ended December 31, 2018, our new stores averaged approximately 10,000 selling square feet. During fiscal year 2017, we introduced a new prototype store layout that has approximately 10,000 square feet of selling space. We anticipate that in the future, a majority of our new stores will use the new prototype layout.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2018, we increased our store count at a compound annual growth rate of 15.5%. In fiscal year 2018, we opened eight new stores. We currently plan to open seven to nine new stores in fiscal year 2019, four of which opened during the three months ended December 31, 2018. Since December 31, 2018, we have opened one new store. As of the date of this report, we have signed leases for two new stores that we plan to open in fiscal years 2019 and beyond. During the quarter ended December 31, 2018, we relocated one store and closed one store, as discussed in further detail in our Form 10-K. During the remainder of fiscal year 2019, we plan to relocate four to five additional stores.

Performance Highlights

Key highlights of our performance for the three months ended December 31, 2018 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, comparable store sales, daily average comparable store sales, mature store sales and daily average mature store sales are defined under the caption “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $221.5 million for the three months ended December 31, 2018, an increase of $19.0 million, or 9.4%, compared to net sales of $202.5 million for the three months ended December 31, 2017.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the three months ended December 31, 2018 each increased 5.5% compared to the three months ended December 31, 2017.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended December 31, 2018 each increased 3.6% compared to the three months ended December 31, 2017.

●

Net income. Net income was $2.2 million for the three months ended December 31, 2018, a decrease of $3.0 million, or 57.6% compared to net income of $5.2 million for the three months ended December 31, 2017. Net income for the three months ended December 31, 2017 was favorably impacted by $4.3 million due to the non-cash remeasurement of deferred tax assets and liabilities.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $11.3 million for the three months ended December 31, 2018, an increase of $1.7 million, or 17.8%, from $9.6 million for the three months ended December 31, 2017. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of December 31, 2018, cash and cash equivalents was $4.5 million, and there was $36.3 million available for borrowing under our $50.0 million Credit Facility, net of undrawn, issued and outstanding letters of credit of $1.0 million.

●

New store growth. We opened four new stores and closed one store during the three months ended December 31, 2018. We operated a total of 151 stores as of December 31, 2018. We plan to open a total of seven to nine new stores in fiscal year 2019, which would result in an annual new store growth rate of 4.7% to 6.1% for fiscal year 2019.

●	Store Relocations and Remodels. During fiscal year 2019, we plan to relocate five to six stores. During the quarter ended December 31, 2018, we relocated one store.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. In this regard, we believe our financial results for the three months ended December 31, 2018 reflected improvement in the oil and gas markets we serve, although they generally continue to lag behind our non-oil and gas markets.

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue into the foreseeable future. Our financial results for the three months ended December 31, 2018 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

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

●

Increased Competition. The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway, mass or discount retailers such as Wal-Mart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, foreign-based discount retailers such as Aldi and Lidl, specialty food retailers such as Sprouts and Trader Joe’s, warehouse clubs such as Sam’s Club and Costco, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, online retailers such as Amazon, meal delivery services such as Blue Apron and multi-level marketers. Competition in the grocery industry is likely to intensify, and shopping dynamics may shift, as a result of, among other things, Amazon’s acquisition of Whole Foods, the plans of Aldi and Lidl to expand their presence in the United States and the expanding availability of grocery ordering, pick-up and delivery options. These businesses compete with us on the basis of price, selection, quality, customer service, shopping experience, ease of ordering and delivery or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage. In addition, we face internally generated competition when we open new stores in markets we already serve.

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

We plan for the foreseeable future to continue opening new stores and entering new markets. The rate of new store growth will depend on economic and business conditions and other factors. During the past few years, we have enhanced our infrastructure to enable us to support our continued growth. In addition, in recent years we believe we have enhanced customer loyalty and increased customer engagement by expanding our digital and social media presence and further developing the {N}power® customer loyalty program. In September 2018, we launched a new website (www.naturalgrocers.com) which was designed to offer a more personalized and convenient online experience for our customers. The new website features more advanced ecommerce capabilities, enhanced product and recipe search interfaces and improved functionality with mobile and tablet devices.

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

●

Change in mature store sales. We begin to include sales from a store in mature store sales after the store has been open for any part of five fiscal years (for example, our mature stores for fiscal year 2019 are stores that opened during or before fiscal year 2014). We monitor the percentage change in mature store sales by comparing sales from all stores in our mature store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year. When a store that is included in mature store sales is remodeled or relocated, we continue to consider sales from that store to be mature store sales. Our mature store sales data may not be presented on the same basis as our competitors.

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink expense and store occupancy costs. Store occupancy costs include rent, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility. The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors, and as a result, our cost of goods sold and occupancy costs data included in this Form 10-Q may not be identical to those of our competitors and may not be comparable to similar data made available by our competitors. Occupancy costs as a percentage of sales typically decrease as new stores mature and increase sales. Rent payments for leases classified as capital and financing lease obligations are not recorded in cost of goods sold and occupancy costs. Rather, these rent payments are recognized as a reduction of the related obligations and as interest expense. Additionally, depreciation expense related to the capitalized asset is recorded in store expenses.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended December 31,
	2018	2017
Statements of Income Data:*
Net sales	100.0%	100.0
Cost of goods sold and occupancy costs	73.3	73.7
Gross profit	26.7	26.3
Store expenses	22.2	22.3
Administrative expenses	2.4	2.6
Pre-opening and relocation expenses	0.3	0.3
Operating income	1.8	1.1
Interest expense, net	(0.6)	(0.5)
Income before income taxes	1.3	0.5
(Provision for) benefit from income taxes	(0.3)	2.0
Net income	1.0%	2.6
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	151	142
Number of stores opened during the period	4	2
Number of stores closed during the period	1	—

Total store unit count increase period over period	6.3%	8.4
Change in comparable store sales	5.5	4.7
Change in daily average comparable store sales	5.5	4.7
Change in mature store sales	3.6	1.6
Change in daily average mature store sales	3.6	1.6

Three months ended December 31, 2018 compared to the three months ended December 31, 2017

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended December 31,		Change In
	2018	2017	Dollars	Percent
Statements of Income Data:
Net sales	$221,515	202,480	19,035	9.4%
Cost of goods sold and occupancy costs	162,369	149,321	13,048	8.7
Gross profit	59,146	53,159	5,987	11.3
Store expenses	49,123	45,166	3,957	8.8
Administrative expenses	5,315	5,257	58	1.1
Pre-opening and relocation expenses	672	543	129	23.8
Operating income	4,036	2,193	1,843	84.0
Interest expense, net	(1,255)	(1,089)	(166)	15.2
Income before income taxes	2,781	1,104	1,677	151.9
(Provision for) benefit from income taxes	(584)	4,077	(4,661)	(114.3)
Net income	$2,197	5,181	(2,984)	(57.6)

Net sales

Net sales increased $19.0 million, or 9.4%, to $221.5 million for the three months ended December 31, 2018 compared to $202.5 million for the three months ended December 31, 2017, due to an $11.1 million increase in comparable store sales and a $8.3 million increase in sales from new stores, partially offset by a $0.4 million decrease in sales from one store that closed during the period. Daily average comparable store sales increased 5.5% for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. The daily average comparable store sales increase resulted from a 2.3% increase in daily average transaction count and a 3.2% increase in average transaction size. Comparable store average transaction size was $36.48 for the three months ended December 31, 2018. Daily average mature store sales increased 3.6% for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. The increase in comparable store sales during the three months ended December 31, 2018 was primarily driven by several marketing initiatives, promotional pricing campaigns and increased membership in and usage of the {N}power customer loyalty program. In addition, we believe the increase in comparable store sales during the three months ended December 31, 2018 reflected enhanced focus on leadership, training and improved operating processes in our stores.

Gross profit

Gross profit increased $6.0 million, or 11.3%, to $59.1 million for the three months ended December 31, 2018 compared to $53.2 million for the three months ended December 31, 2017, primarily driven by an increase in the number of comparable stores. Gross margin increased to 26.7% for the three months ended December 31, 2018 from 26.3% for the three months ended December 31, 2017. Gross margin during the three months ended December 31, 2018 increased primarily due to improved product margins, attributed to more focused promotional pricing campaigns, and to a decrease in occupancy expense as a percentage of sales, partially offset by a shift in sales mix to lower margin products.

We had 21 and 18 store leases that were classified as capital and financing lease obligations for the three months ended December 31, 2018 and 2017, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales would have been approximately 60 and 55 basis points higher for the three months ended December 31, 2018 and 2017, respectively.

Store expenses

Store expenses increased $4.0 million, or 8.8%, to $49.1 million for the three months ended December 31, 2018 compared to $45.2 million for the three months ended December 31, 2017. Store expenses as a percentage of sales were 22.2% and 22.3% for the three months ended December 31, 2018 and 2017, respectively. The decrease in store expenses as a percentage of sales was primarily due to decreases in depreciation, utilities, marketing and labor-related expenses, partially offset by other expenses, all as a percentage of sales.

Administrative expenses

Administrative expenses remained consistent period over period at $5.3 million for each of the three months ended December 31, 2018 and December 31, 2017. Administrative expenses as a percentage of sales were 2.4% and 2.6% for the three months ended December 31, 2018 and 2017, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.1 million, or 23.8%, for the three months ended December 31, 2018 to $0.7 million compared to $0.5 million for the three months ended December 31, 2017, due to the impact of the number and timing of new store openings and relocations. We opened four new stores and relocated one store during the three months ended December 31, 2018 and opened two new stores and relocated one store during the three months ended December 31, 2017.

Interest expense, net

Interest expense, net of capitalized interest, increased $0.2 million, or 15.2%, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. The increase in interest expense is primarily due to an increase in the number of capital leases during the three months ended December 31, 2018. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percent of sales would have been approximately 50 and 45 basis points lower than as reported for the three months ended December 31, 2018 and 2017, respectively.

Income taxes

Income taxes increased $4.7 million for the three months ended December 31, 2018 to $0.6 million compared to a $4.1 million benefit for the three months ended December 31, 2017. The Company’s effective income tax rate for the three months ended December 31, 2018 was approximately 21.0% as compared to (369.3)% for the three months ended December 31, 2017. Income taxes for the three months ended December 31, 2017 reflected the favorable impact of a $4.3 million non-cash remeasurement of our deferred tax assets and liabilities as a result of the enactment of the Tax Reform Act.

Net income

Net income was $2.2 million, or $0.10 diluted earnings per share, for the three months ended December 31, 2018 compared to $5.2 million, or $0.23 diluted earnings per share, for the three months ended December 31, 2017.

Net income for the three months ended December 31, 2017 was favorably impacted by $4.3 million due to the non-cash remeasurement of our deferred tax assets and liabilities as a result of the enactment of the Tax Reform Act. Excluding the favorable impact of the remeasurement of our deferred tax assets and liabilities, net income for the three months ended December 31, 2017 was $0.8 million, or $0.04 diluted earnings per share.

Non-GAAP financial measures

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended December 31,
	2018	2017
Net income	$2,197	5,181
Interest expense, net	1,255	1,089
Provision for (benefit from) income taxes	584	(4,077)
Depreciation and amortization	7,286	7,415
EBITDA	$11,322	9,608

EBITDA increased 17.8% to $11.3 million in the three months ended December 31, 2018 compared to $9.6 million for the three months ended December 31, 2017. EBITDA as a percentage of sales was 5.1% and 4.7% in the three months ended December 31, 2018 and 2017, respectively. Stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 60 and 55 basis points for the three months ended December 31, 2018 and 2017, respectively, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, interest and principal payments for outstanding indebtedness and corporate taxes. As of December 31, 2018, we had $4.5 million in cash and cash equivalents, as well as $36.3 million available for borrowing under our Credit Facility.

On May 4, 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may expend up to $10.0 million to repurchase shares of the Company’s common stock. On May 2, 2018, our Board authorized a two-year extension of the Company’s share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020. We did not repurchase any shares during the three months ended December 31, 2018. Between January 1, 2019 and February 3, 2019 (the latest practicable date for making the determination), we did not repurchase any additional shares of our common stock. The dollar value of the shares of common stock that may yet be purchased under the share repurchase program is approximately $8.3 million. We expect funding for any future share repurchases will come from operating cash flow, excess cash and/or borrowings under our Credit Facility. The timing and amount of shares repurchased will be dictated by our capital needs and stock market conditions.

We plan to continue to open new stores, which may require us to borrow additional amounts under the Credit Facility. We plan to spend approximately $16 million to $21 million on capital expenditures during the remainder of fiscal year 2019 in connection with three to five additional new store openings and four to five additional store relocations. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Typically, our new stores require an upfront capital investment of approximately $2.2 million per store consisting of capital expenditures of approximately $1.6 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.3 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Three months ended December 31,
	2018	2017
Net cash provided by operating activities	$7,527	10,969
Net cash used in investing activities	(11,560)	(4,884)
Net cash used in financing activities	(829)	(4,517)
Net (decrease) increase in cash and cash equivalents	(4,862)	1,568
Cash and cash equivalents, beginning of period	9,398	6,521
Cash and cash equivalents, end of period	$4,536	8,089

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities decreased $3.4 million, or 31.4%, to $7.5 million for the three months ended December 31, 2018 compared to $11.0 million for the three months ended December 31, 2017. The decrease in cash provided by operating activities was primarily due to an increase in working capital, partially offset by an increase in net income adjusted for non-cash items. Our working capital requirements for inventory will likely increase as we continue to open new stores.

Investing Activities

Net cash used in investing activities increased $6.7 million, or 136.7%, to $11.6 million for the three months ended December 31, 2018 compared to $4.9 million for the three months ended December 31, 2017. This increase was primarily due to a $6.6 million increase in cash paid for property and equipment, which was driven by more new store openings in the three months ended December 31, 2018.

Financing Activities

Cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and payments of capital and financing lease obligations. Cash used in financing activities was $0.8 million and $4.5 million for the three months ended December 31, 2018 and 2017, respectively.

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

We had $12.7 million and $13.2 million outstanding under the Credit Facility as of December 31, 2018 and September 30, 2018, respectively. As of each of December 31, 2018 and September 30, 2018, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. We had $36.3 million and $35.8 million available for borrowing under the Credit Facility as of December 31, 2018 and September 30, 2018, respectively.

As of December 31, 2018 and September 30, 2018, the Company was in compliance with the debt covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 6 of Notes to Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10- Q.

Off-Balance Sheet Arrangements

As of December 31, 2018, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. The majority of our stores and facilities are leased, with varying terms and renewal options. Currently, we own the buildings in which six of our stores are located; of those buildings, five are located on land that is leased pursuant to a ground lease. As of December 31, 2018, 21 store leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 (unaudited) and September 30, 2018, (ii) Consolidated Statements of Income for the three months ended December 31, 2018 and 2017 (unaudited), (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and 2017 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2018 and 2017 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on February 7, 2019.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)