Form 10-Q
period 2019-03-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2019-05-02
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

(303) 986-4600

Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	NGVC	New York Stock Exchange

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 29, 2019 was 22,438,589.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2019

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe these factors include those referenced in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the Form 10-K) and Part II, Item 1A - “Risk Factors” in this Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31, 2019	September 30, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,283	9,398
Accounts receivable, net	4,501	4,738
Merchandise inventory	95,335	94,228
Prepaid expenses and other current assets	2,544	2,590
Total current assets	113,663	110,954
Property and equipment, net	191,439	188,768
Other assets:
Deposits and other assets	1,671	1,682
Goodwill and other intangible assets, net	6,464	5,648
Deferred financing costs, net	24	31
Total other assets	8,159	7,361
Total assets	$313,261	307,083

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,547	61,104
Accrued expenses	17,325	17,851
Capital and financing lease obligations, current portion	843	736
Total current liabilities	79,715	79,691
Long-term liabilities:
Capital and financing lease obligations, net of current portion	44,780	40,406
Revolving credit facility	10,192	13,192
Deferred income tax liabilities, net	5,901	6,447
Deferred compensation	—	688
Deferred rent	11,175	11,038
Leasehold incentives	8,317	8,895
Total long-term liabilities	80,365	80,666
Total liabilities	160,080	160,357
Commitments (Notes 7 and 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,510,279 shares issued at March 31, 2019 and September 30, 2018 and 22,431,553 and 22,373,382 outstanding at March 31, 2019 and September 30, 2018, respectively	23	23
Additional paid-in capital	56,192	56,236
Retained earnings	97,564	91,507
Common stock in treasury at cost, 78,726 and 136,897 shares, at March 31, 2019 and September 30, 2018, respectively	(598)	(1,040)
Total stockholders’ equity	153,181	146,726
Total liabilities and stockholders’ equity	$313,261	307,083

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Net sales	$230,447	215,911	451,962	418,391
Cost of goods sold and occupancy costs	168,233	157,630	330,602	306,951
Gross profit	62,214	58,281	121,360	111,440
Store expenses	50,175	46,480	99,298	91,646
Administrative expenses	5,761	5,458	11,076	10,715
Pre-opening and relocation expenses	157	697	829	1,240
Operating income	6,121	5,646	10,157	7,839
Interest expense, net	(1,280)	(1,122)	(2,535)	(2,211)
Income before income taxes	4,841	4,524	7,622	5,628
(Provision for) benefit from income taxes	(981)	(1,120)	(1,565)	2,957
Net income	$3,860	3,404	6,057	8,585

Net income per common share:
Basic	$0.17	0.15	0.27	0.38
Diluted	$0.17	0.15	0.27	0.38
Weighted average number of shares of common stock outstanding:
Basic	22,413,055	22,353,993	22,399,665	22,356,943
Diluted	22,561,825	22,444,808	22,579,733	22,419,056

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended March 31,
	2019	2018

Operating activities:
Net income	$6,057	8,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,576	14,825
Gain on disposal of property and equipment	(165)	(28)
Share-based compensation	663	362
Deferred income tax benefit	(546)	(4,171)
Non-cash interest expense	6	6
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	254	(832)
Merchandise inventory	(1,107)	(3,261)
Prepaid expenses and other assets(1)	97	(635)
Income tax receivable(1)	(65)	1,082
Increase (decrease) in:
Accounts payable	4,469	4,181
Accrued expenses	(517)	1,276
Deferred compensation	(688)	(566)
Deferred rent and leasehold incentives	(441)	914
Net cash provided by operating activities	22,593	21,738
Investing activities:
Acquisition of property and equipment(1)	(17,644)	(10,530)
Acquisition of other intangibles(1)	(251)	(29)
Proceeds from sale of property and equipment	792	34
Proceeds from property insurance settlements	22	—
Net cash used in investing activities	(17,081)	(10,525)
Financing activities:
Borrowings under credit facility	185,200	176,000
Repayments under credit facility	(188,200)	(184,800)
Capital and financing lease obligations payments	(362)	(271)
Repurchases of common stock	—	(581)
Payments on withholding tax for restricted stock unit vesting	(265)	(11)
Net cash used in financing activities	(3,627)	(9,663)
Net increase in cash and cash equivalents	1,885	1,550
Cash and cash equivalents, beginning of period	9,398	6,521
Cash and cash equivalents, end of period	$11,283	8,071
Supplemental disclosures of cash flow information:
Cash paid for interest	$439	431
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $59 and $49, respectively	2,087	1,748
Income taxes paid	2,962	90
Deferred compensation paid	700	700
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$1,228	2,377
Property acquired through capital and financing lease obligations	4,842	4,428

(1) Certain prior year amounts have been separated for consistency with current year presentation.

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2019 and March 31, 2018

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –$0.001 par
	value
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balances September 30, 2018	22,373,382	$23	$56,236	$91,507	$(1,040)	$146,726
Net income	—	—	—	2,197	—	2,197
Share-based compensation	18,928	—	101	—	144	245
Balances December 31, 2018	22,392,310	23	56,337	93,704	(896)	149,168
Net income	—	—	—	3,860	—	3,860
Share-based compensation	39,243	—	(145)	—	298	153
Balances March 31, 2019	22,431,553	$23	$56,192	$97,564	$(598)	$153,181

	Common stock –$0.001 par
	value
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balances September 30, 2017	22,448,056	$23	$55,678	$78,846	$(664)	$133,883
Net income	—	—	—	5,181	—	5,181
Share-based compensation	1,226	—	147	—	9	156
Repurchase of common stock	(101,573)	—	—	—	(581)	(581)
Balances December 31, 2017	22,347,709	23	55,825	84,027	(1,236)	138,639
Net income	—	—	—	3,404	—	3,404
Share-based compensation	16,571	—	69	—	127	196
Repurchase of common stock	—	—	—	—	—	—
Balances March 31, 2018	22,364,280	$23	$55,894	$87,431	$(1,109)	$142,239

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2019 and 2018

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of March 31, 2019, the Company operated 152 stores in 19 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 148 stores in 19 states as of September 30, 2018.

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

The Company has one reporting segment: natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following product categories, which are presented as a percentage of sales for the three and six months ended March 31, 2019 and 2018, as follows:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Grocery	68%	67	68	67
Dietary supplements	22	23	21	22
Other	10	10	11	11
	100%	100	100	100

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

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). The Tax Reform Act significantly revised the ongoing federal income tax by, among other things, lowering U.S. corporate income tax rates effective January 1, 2018. The Company has a U.S. federal income tax rate of 21.0% for the fiscal year ending September 30, 2019. The Tax Reform Act resulted in a blended U.S. federal income tax rate of approximately 24.3% for the fiscal year ended September 30, 2018. Remeasurement of the Company’s deferred tax balance under the Tax Reform Act resulted in a non-cash tax benefit of approximately $4.3 million for the six months ended March 31, 2018 and the fiscal year ended September 30, 2018.

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

Updated accounting policies and other disclosures are discussed below in Recent Accounting Pronouncements in this Note 2. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements for the three or six months ended March 31, 2019.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” Topic 842, “Leases” (ASU 2016-02). ASU No. 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 also requires certain quantitative and qualitative disclosures. The provisions of ASU 2016-02 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. The Company will apply the transition provisions of ASU 2016-02 at its adoption date, whereby prior periods will continue to be reported in accordance with the historical accounting guidance then in effect, as permitted by ASU 2018-11, “Leases,” Topic 842, “Targeted Improvements,” released in July 2018.

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

As of each of March 31, 2019 and September 30, 2018, the balance of contract liabilities related to unredeemed gift cards was $1.0 million. Revenue for the three months ended March 31, 2019 includes approximately $0.2 million that was included in the contract liability balance of unredeemed gift cards at September 30, 2018. Revenue for the six months ended March 31, 2019 includes approximately $0.5 million that was included in the contract liability balance of unredeemed gift cards at September 30, 2018.

The following table disaggregates our revenue by product category for the three months and six months ended March 31, 2019 and 2018, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Grocery	$157,802	144,467	309,103	280,568
Dietary supplements	49,700	48,830	95,484	92,395
Other	22,945	22,614	47,375	45,428
	$230,447	215,911	451,962	418,391

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

Presented below are basic and diluted EPS for the three and six months ended March 31, 2019 and 2018, dollars in thousands, except per share data:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Net income	$3,860	3,404	6,057	8,585

Weighted average number of shares of common stock outstanding	22,413,055	22,353,993	22,399,665	22,356,943
Effect of dilutive securities	148,770	90,815	180,068	62,113
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,561,825	22,444,808	22,579,733	22,419,056

Basic earnings per share	$0.17	0.15	0.27	0.38
Diluted earnings per share	$0.17	0.15	0.27	0.38

There were 72,599 and 27,574 non-vested RSUs for the three and six months ended March 31, 2019, respectively, excluded from the calculation of diluted EPS as they are antidilutive. There were 75,169 and 172,356 non-vested RSUs for the three and six months ended March 31, 2018, respectively, excluded from the calculation of diluted EPS as they are antidilutive.

The Company did not declare any dividends in the three or six months ended March 31, 2019 or 2018.

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

The Company had $10.2 million and $13.2 million outstanding under the Credit Facility as of March 31, 2019 and September 30, 2018, respectively. As of each of March 31, 2019 and September 30, 2018, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $38.8 million and $35.8 million available for borrowing under the Credit Facility as of March 31, 2019 and September 30, 2018, respectively.

As of March 31, 2019 and September 30, 2018, the Company was in compliance with the financial covenants under the Credit Facility.

Capital and Financing Lease Obligations

The Company had 21 and 20 leases as of March 31, 2019 and September 30, 2018, respectively, that are included in capital and financing lease obligations (see Note 7). No rent expense is recorded for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense. The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $1.3 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively, and approximately $2.6 million and $2.3 million for the six months ended March 31, 2019 and 2018, respectively. Interest expense for the three and six months ended March 31, 2019 and 2018 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of less than $0.1 million for each of the three months ended March 31, 2019 and 2018, respectively, and approximately $0.1 million and less than $0.1 million for the six months ended March 31, 2019 and 2018, respectively.

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

Prior to October 1, 2018, the Company repurchased 199,543 shares under the share repurchase program. The Company did not repurchase any shares during the six months ended March 31, 2019. During the six months ended March 31, 2018, the Company repurchased 101,573 shares under the share repurchase program. The dollar value of the shares of the Company’s common stock that may yet be purchased under the share repurchase program is approximately $8.3 million.

Prior to October 1, 2018, the Company reissued 62,646 treasury shares at a cost of approximately $0.6 million to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of stock grants. During the three and six months ended March 31, 2019, the Company reissued 39,243 treasury shares at a cost of approximately $0.3 million and 58,171 treasury shares at a cost of approximately $0.4 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants. During the three and six months ended March 31, 2018, the Company reissued 16,571 and 17,797 treasury shares, respectively, at a cost of approximately $0.1 million for each period, to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants. At March 31, 2019 and September 30, 2018, the Company held in treasury 78,726 shares and 136,897 shares, respectively, totaling approximately $0.6 million and $1.0 million, respectively.

7. Lease Commitments

Capital and financing lease obligations as of March 31, 2019 and September 30, 2018, were as follows, dollars in thousands:

	As of
	March 31, 2019	September 30, 2018
Capital lease finance obligations, due in monthly installments through fiscal year 2033	$34,992	32,523
Capital lease obligations, due in monthly installments through fiscal year 2041	6,126	4,763
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2034	4,505	2,350
Capital lease obligations for assets under construction, due in monthly installments through fiscal year 2034	—	1,506
Total capital and financing lease obligations	45,623	41,142
Less current portion	(843)	(736)
Total capital and financing lease obligations, net of current portion	$44,780	40,406

8. Property and Equipment

The Company had the following property and equipment balances as of March 31, 2019 and September 30, 2018, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2019	September 30, 2018
Construction in process		n/a		$7,986	15,879
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		37,970	35,700
Capitalized real estate leases		15		7,241	5,735
Land		n/a		1,230	192
Buildings		40		23,481	19,262
Land improvements	5	–	24	1,335	1,016
Leasehold and building improvements	1	–	25	139,312	131,474
Fixtures and equipment	5	–	7	128,610	122,984
Computer hardware and software	3	–	5	20,401	21,181
				367,566	353,423
Less accumulated depreciation and amortization				(176,127)	(164,655)
Property and equipment, net				$191,439	188,768

Capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings under capital lease finance obligations, and capitalized real estate leases includes assets for the Company’s buildings under capital lease obligations (see Note 7).

Depreciation and amortization expense for the three and six months ended March 31, 2019 and 2018 is summarized as follows, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$185	196	367	392
Depreciation and amortization expense included in store expenses	6,848	6,835	13,690	13,685
Depreciation and amortization expense included in administrative expenses	257	379	519	748
Total depreciation and amortization expense	$7,290	7,410	14,576	14,825

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of March 31, 2019 and September 30, 2018, dollars in thousands:

	Useful lives			As of
	(in years)			March 31, 2019	September 30, 2018
Amortizable intangible assets:
Other intangibles	0.5	-	3	$2,197	138
Amortizable intangible assets				2,197	138
Less accumulated amortization				(1,320)	(77)
Amortizable intangible assets, net				877	61
Trademark	Indefinite			389	389
Total other intangibles, net				1,266	450
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$6,464	5,648

10. Accrued Expenses

The composition of accrued expenses as of March 31, 2019 and September 30, 2018 is summarized as follows, dollars in thousands:

	As of
	March 31,	September 30,
	2019	2018
Accrued property, sales and use tax payable	$6,361	7,043
Income tax payable	102	903
Payroll and employee-related expenses	7,683	6,992
Accrued marketing expenses	591	335
Deferred revenue related to gift card sales	1,361	1,453
Other	1,227	1,125
Total accrued expenses	$17,325	17,851

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

Remeasurement of the Company’s deferred tax balance as a result of the Tax Reform Act resulted in a non-cash tax benefit of approximately $4.3 million for the six months ended March 31, 2018.

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases and one capital lease with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended March 31, 2019 and 2018. Rent paid to Chalet was approximately $0.6 million for each of the six months ended March 31, 2019 and 2018.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (the Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended March 31, 2019 and 2018. Rent paid to the Land Trust was approximately $0.2 million for each of the six months ended March 31, 2019 and 2018.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended March 31, 2019 and 2018. Rent paid to FTVC LLC was less than $0.1 million for each of the six months ended March 31, 2019 and 2018.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of March 31, 2019, we operated 152 stores in 19 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from approximately 5,000 to 16,000 selling square feet. During the twelve months ended March 31, 2019, our new stores averaged approximately 10,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2018, we increased our store count at a compound annual growth rate of 15.5%. In fiscal year 2018, we opened eight new stores. We currently plan to open seven to eight new stores in fiscal year 2019, five of which opened during the six months ended March 31, 2019. Since March 31, 2019, we have not opened any new stores. As of the date of this report, we have signed leases for five new stores that we plan to open in fiscal years 2019 and beyond. In addition, since March 31, 2019, we have purchased the land and building at which we plan to open one new store. We plan to relocate five stores in fiscal year 2019, two of which were relocated during the six months ended March 31, 2019. Since March 31, 2019, we have relocated one store.

Performance Highlights

Key highlights of our performance for the three and six months ended March 31, 2019 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, comparable store sales, daily average comparable store sales, mature store sales and daily average mature store sales are defined under the caption “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $230.4 million for the three months ended March 31, 2019, an increase of $14.5 million, or 6.7%, compared to net sales of $215.9 million for the three months ended March 31, 2018. Net sales were $452.0 million for the six months ended March 31, 2019, an increase of $33.6 million, or 8.0%, compared to net sales of $418.4 million for the six months ended March 31, 2018.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the three months ended March 31, 2019 each increased 2.9% compared to the three months ended March 31, 2018. Comparable store sales and daily average comparable store sales for the six months ended March 31, 2019 each increased 4.2% compared to the six months ended March 31, 2018.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended March 31, 2019 each increased 1.8% compared to the three months ended March 31, 2018. Mature store sales and daily average mature store sales for the six months ended March 31, 2019 each increased 2.7% compared to the six months ended March 31, 2018.

●

Net income. Net income was $3.9 million for the three months ended March 31, 2019, an increase of $0.5 million, or 13.4%, compared to net income of $3.4 million for the three months ended March 31, 2018. Net income was $6.1 million for the six months ended March 31, 2019, a decrease of $2.5 million, or 29.4%, compared to net income of $8.6 million for the six months ended March 31, 2018. Net income for the six months ended March 31, 2018 was favorably impacted by $4.3 million due to the non-cash remeasurement of deferred tax assets and liabilities.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $13.4 million for the three months ended March 31, 2019, an increase of $0.4 million, or 2.7%, compared to $13.1 million for the three months ended March 31, 2018. EBITDA was $24.7 million for the six months ended March 31, 2019, an increase of $2.1 million, or 9.1%, compared to $22.7 million for the six months ended March 31, 2018. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of March 31, 2019, cash and cash equivalents was $11.3 million, and there was $38.8 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $1.0 million.

●

New store growth. We opened one new store during the three months ended March 31, 2019. We opened five new stores and closed one store during the six months ended March 31, 2019. We operated a total of 152 stores as of March 31, 2019. We plan to open a total of seven to eight new stores in fiscal year 2019, which would result in an annual new store growth rate of 4.7% to 5.4% for fiscal year 2019.

●	Store Relocations and Remodels. We relocated two stores during the six months ended March 31, 2019. We plan to relocate a total of five stores during fiscal year 2019.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. In this regard, we believe our financial results for the three and six months ended March 31, 2019 reflected improvement in the oil and gas markets we serve, although they generally continue to lag behind our non-oil and gas markets.

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue into the foreseeable future. Our financial results for the three and six months ended March 31, 2019 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

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

●

Increased Competition. The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway; mass or discount retailers such as Wal-Mart and Target; natural and gourmet markets such as Whole Foods and The Fresh Market; foreign-based discount retailers such as Aldi and Lidl; specialty food retailers such as Sprouts and Trader Joe’s; warehouse clubs such as Sam’s Club and Costco; dietary supplement retailers such as GNC and The Vitamin Shoppe; online retailers such as Amazon; meal delivery services such as Blue Apron; independent health food stores; drug stores; farmers’ markets; food co-ops; and multi-level marketers. Competition in the grocery industry is likely to intensify, and shopping dynamics may shift, as a result of, among other things, Amazon’s acquisition of Whole Foods, the plans of Aldi and Lidl to expand their presence in the United States and the expanding availability of grocery ordering, pick-up and delivery options. These businesses compete with us on the basis of price, selection, quality, customer service, shopping experience, ease of ordering and delivery or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We also face internally generated competition when we open new stores in markets we already serve. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage.

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

We plan for the foreseeable future to continue opening new stores and entering new markets. The rate of new store growth will depend on economic and business conditions and other factors. We continue to enhance our infrastructure to enable us to support our growth. In addition, in recent years we believe we have enhanced customer loyalty and increased customer engagement by expanding our digital and social media presence and further developing the {N}power® customer loyalty program. In September 2018, we launched a new website (www.naturalgrocers.com) which was designed to offer a more personalized and convenient online experience for our customers. The new website features more advanced ecommerce capabilities, enhanced product and recipe search interfaces and improved functionality with mobile and tablet devices.

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

Our operating results may be affected by the above-described factors as well as a variety of other internal and external factors and trends described more fully in Item 1A - “Risk Factors” in our Form 10-K and Part II, Item 1A – “Risk Factors” in this Form 10-Q.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Statements of Income Data:*
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	73.0	73.0	73.1	73.4
Gross profit	27.0	27.0	26.9	26.6
Store expenses	21.8	21.5	22.0	21.9
Administrative expenses	2.5	2.5	2.5	2.6
Pre-opening and relocation expenses	0.1	0.3	0.2	0.3
Operating income	2.7	2.6	2.2	1.9
Interest expense, net	(0.6)	(0.5)	(0.6)	(0.5)
Income before income taxes	2.1	2.1	1.7	1.3
(Provision for) benefit from income taxes	(0.4)	(0.5)	(0.3)	0.7
Net income	1.7%	1.6	1.3	2.1
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	152	145	152	145
Number of new stores opened during the period	1	3	5	5

Twelve-month store unit growth rate	4.8%	7.4	4.8	7.4
Change in comparable store sales	2.9	7.1	4.2	5.9
Change in daily average comparable store sales	2.9	7.1	4.2	5.9
Change in mature store sales	1.8	4.3	2.7	3.0
Change in daily average mature store sales	1.8	4.3	2.7	3.0

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended March 31,		Change In
	2019	2018	Dollars	Percent
Statements of Income Data:
Net sales	$230,447	215,911	14,536	6.7%
Cost of goods sold and occupancy costs	168,233	157,630	10,603	6.7
Gross profit	62,214	58,281	3,933	6.7
Store expenses	50,175	46,480	3,695	7.9
Administrative expenses	5,761	5,458	303	5.6
Pre-opening and relocation expenses	157	697	(540)	(77.5)
Operating income	6,121	5,646	475	8.4
Interest expense, net	(1,280)	(1,122)	(158)	14.1
Income before income taxes	4,841	4,524	317	7.0
Provision for income taxes	(981)	(1,120)	139	(12.4)
Net income	$3,860	3,404	456	13.4

Net sales

Net sales increased $14.5 million, or 6.7%, to $230.4 million for the three months ended March 31, 2019 compared to $215.9 million for the three months ended March 31, 2018, primarily due to a $6.2 million increase in comparable store sales and a $9.1 million increase in new store sales, partially offset by a $0.7 million decrease in sales from one store that closed during the first quarter of fiscal 2019. Daily average comparable store sales increased 2.9% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The daily average comparable store sales increase resulted from a 3.5% increase in daily average transaction size, partially offset by a 0.6% decrease in average transaction count. Comparable store average transaction size was $36.89 for the three months ended March 31, 2019. Daily average mature store sales increased 1.8% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in comparable store sales during the three months ended March 31, 2019 was primarily driven by several marketing initiatives, promotional pricing campaigns and increased membership in and usage of the {N}power customer loyalty program. In addition, we believe the increase in comparable store sales during the three months ended March 31, 2019 reflected enhanced focus on leadership, training and improved operating processes in our stores.

Gross profit

Gross profit increased $3.9 million, or 6.7%, to $62.2 million for the three months ended March 31, 2019 compared to $58.3 million for the three months ended March 31, 2018, primarily driven by an increase in the number of comparable stores. Gross margin remained unchanged at 27.0% for the three months ended March 31, 2019 and 2018. Gross margin for the three months ended March 31, 2019 reflects a decrease in occupancy expenses as a percentage of sales, offset by a lower product margin attributed to a shift in sales mix to lower margin products.

We had 21 and 18 store leases that were classified as capital and financing lease obligations for the three months ended March 31, 2019 and 2018, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended March 31, 2019 and 2018 would have been approximately 60 and 55 basis points higher, respectively, than as reported for each period.

Store expenses

Store expenses increased $3.7 million, or 7.9%, to $50.2 million for the three months ended March 31, 2019 compared to $46.5 million for the three months ended March 31, 2018. Store expenses as a percentage of sales were 21.8% and 21.5% for the three months ended March 31, 2019 and 2018, respectively. The increase in store expenses as a percentage of sales was primarily due to increases in building services and maintenance expenses and marketing expenses, partially offset by decreases in depreciation and labor-related expenses, all as a percentage of sales.

Administrative expenses

Administrative expenses increased $0.3 million, or 5.6%, to $5.8 million for the three months ended March 31, 2019 compared to $5.5 million for the three months ended March 31, 2018. Administrative expenses as a percentage of sales were unchanged at 2.5% for the three months ended March 31, 2019 and 2018.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.5 million, or 77.5%, to $0.2 million for the three months ended March 31, 2019 compared to $0.7 million for the three months ended March 31, 2018, due to the impact of the number and timing of new store openings and relocations. We opened one new store and relocated one store during the three months ended March 31, 2019 compared to opening three new stores during the three months ended March 31, 2018. Pre-opening and relocation expenses as a percentage of sales were 0.1% and 0.3% for the three months ended March 31, 2019 and 2018, respectively.

Interest expense

Interest expense, net of capitalized interest, increased $0.2 million, or 14.1%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in interest expense is primarily due to an increase in the number of capital leases during the three months ended March 31, 2019. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percentage of sales would have been approximately 45 basis points lower than as reported for each of the three months ended March 31, 2019 and 2018.

Income taxes

Income tax expense decreased $0.1 million for the three months ended March 31, 2019 to $1.0 million compared to $1.1 million for the three months ended March 31, 2018. The Company’s effective income tax rate for the three months ended March 31, 2019 was approximately 20.3% compared to 24.8% for the three months ended March 31, 2018. The decrease in the effective income tax rate for the three months ended March 31, 2019 is primarily due to the decrease in the federal corporate tax rate as a result of the Tax Reform Act.

Net income

Net income was $3.9 million, or $0.17 diluted earnings per share, for the three months ended March 31, 2019 compared to $3.4 million, or $0.15 diluted earnings per share, for the three months ended March 31, 2018.

Six months ended March 31, 2019 compared to the six months ended March 31, 2018

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Six months ended March 31,		Change In
	2019	2018	Dollars	Percent
Statements of Income Data:
Net sales	$451,962	418,391	33,571	8.0%
Cost of goods sold and occupancy costs	330,602	306,951	23,651	7.7
Gross profit	121,360	111,440	9,920	8.9
Store expenses	99,298	91,646	7,652	8.3
Administrative expenses	11,076	10,715	361	3.4
Pre-opening and relocation expenses	829	1,240	(411)	(33.1)
Operating income	10,157	7,839	2,318	29.6
Interest expense, net	(2,535)	(2,211)	(324)	14.7
Income before income taxes	7,622	5,628	1,994	35.4
(Provision for) benefit from income taxes	(1,565)	2,957	(4,522)	152.9
Net income	$6,057	8,585	(2,528)	(29.4)

Net sales

Net sales increased $33.6 million, or 8.0%, to $452.0 million for the six months ended March 31, 2019 compared to $418.4 million for the six months ended March 31, 2018, primarily due to a $17.3 million increase in comparable store sales and a $17.4 million increase in new store sales, partially offset by a $1.2 million decrease in sales from one store that closed during the first quarter of fiscal 2019. Daily average comparable store sales increased 4.2% for the six months ended March 31, 2019 compared to the six months ended March 31, 2018. The daily average comparable store sales increase resulted from a 3.3% increase in average transaction size and a 0.8% increase in daily average transaction count. Comparable store average transaction size was $36.69 for the six months ended March 31, 2019. Daily average mature store sales increased 2.7% for the six months ended March 31, 2019 compared to the six months ended March 31, 2018. The increase in comparable store sales during the six months ended March 31, 2019 was primarily driven by several marketing initiatives, promotional pricing campaigns and increased membership in and usage of the {N}power customer loyalty program. In addition, we believe the increase in comparable store sales during the six months ended March 31, 2019 reflected enhanced focus on leadership, training and improved operating processes in our stores.

Gross profit

Gross profit increased $9.9 million, or 8.9%, to $121.4 million for the six months ended March 31, 2019 compared to $111.4 million for the six months ended March 31, 2018, primarily driven by an increase in the number of comparable stores. Gross margin increased to 26.9% for the six months ended March 31, 2019 from 26.6% for the six months ended March 31, 2018. Gross margin during the six months ended March 31, 2019 increased primarily due to improved product margins, attributed to more focused promotional pricing campaigns, and to a decrease in occupancy expense as a percentage of sales, partially offset by a shift in sales mix to lower margin products.

We had 21 and 18 store leases that were classified as capital and financing lease obligations for the six months ended March 31, 2019 and 2018, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the six months ended March 31, 2019 and 2018 would have been approximately 60 and 55 basis points higher, respectively, than as reported.

Store expenses

Store expenses increased $7.7 million, or 8.3%, to $99.3 million for the six months ended March 31, 2019 compared to $91.6 million for the six months ended March 31, 2018. Store expenses as a percentage of sales were 22.0% and 21.9% for the six months ended March 31, 2019 and 2018, respectively. The increase in store expenses as a percentage of sales was primarily due to increases in building services and maintenance expenses and marketing expenses, partially offset by decreases in depreciation, labor-related and utilities expenses, all as a percentage of sales.

Administrative expenses

Administrative expenses increased $0.4 million, or 3.4%, to $11.1 million for the six months ended March 31, 2019 compared to $10.7 million for the six months ended March 31, 2018. Administrative expenses as a percentage of sales were 2.5% and 2.6% the six months ended March 31, 2019 and 2018, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.4 million, or 33.1%, to $0.8 million for the six months ended March 31, 2019 compared to $1.2 million for the six months ended March 31, 2018, due to the impact of the number and timing of new store openings and relocations. We opened five new stores and relocated two stores during the six months ended March 31, 2019 compared to opening five new stores and relocating one store during the six months ended March 31, 2018. Pre-opening and relocation expenses as a percentage of sales were 0.2% and 0.3% for the six months ended March 31, 2019 and 2018, respectively.

Interest expense

Interest expense, net of capitalized interest, increased $0.3 million, or 14.7%, for the six months ended March 31, 2019 compared to the six months ended March 31, 2018. The increase in interest expense is primarily due an increase in the number of capital leases during the six months ended March 31, 2019. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percentage of sales would have been approximately 50 and 45 basis points lower than as reported for the six months ended March 31, 2019 and 2018, respectively.

Income taxes

Income tax expense increased $4.5 million for the six months ended March 31, 2019 to $1.6 million compared to a $3.0 million benefit for the six months ended March 31, 2018. Income taxes for the six months ended March 31, 2018 reflected the favorable impact of a $4.3 million non-cash remeasurement of our deferred tax assets and liabilities as a result of the enactment of the Tax Reform Act. The Company’s effective income tax rate for the six months ended March 31, 2019 was approximately 20.5%. Exclusive of the adjustment to deferred income tax assets and liabilities, the Company’s effective income tax rate for the six months ended March 31, 2018 was approximately 24.5%. The decrease in the effective income tax rate for the six months ended March 31, 2019 is primarily due to the decrease in the federal corporate tax rate as a result of the Tax Reform Act.

Net income

Net income was $6.1 million, or $0.27 diluted earnings per share, for the six months ended March 31, 2019 compared to $8.6 million, or $0.38 diluted earnings per share, for the six months ended March 31, 2018. Excluding the favorable impact of the remeasurement of our deferred tax assets and liabilities as a result of the enactment of the Tax Reform Act, net income for the six months ended March 31, 2018 was $4.3 million, or $0.19 diluted earnings per share.

Non-GAAP financial measures

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Net income	$3,860	3,404	6,057	8,585
Interest expense, net	1,280	1,122	2,535	2,211
Provision for (benefit from) income taxes	981	1,120	1,565	(2,957)
Depreciation and amortization	7,290	7,410	14,576	14,825
EBITDA	$13,411	13,056	24,733	22,664

EBITDA increased 2.7% to $13.4 million in the three months ended March 31, 2019 compared to $13.1 million for the three months ended March 31, 2018. EBITDA increased 9.1% to $24.7 million in the six months ended March 31, 2019 compared to $22.7 million for the six months ended March 31, 2018. EBITDA as a percentage of sales was 5.8% and 6.0% in the three months ended March 31, 2019 and 2018, respectively. EBITDA as a percentage of sales was 5.5% and 5.4% in the six months ended March 31, 2019 and 2018, respectively. Stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 60 and 55 basis points for the three months ended March 31, 2019 and 2018, respectively, and by approximately 60 and 55 basis points for the six months ended March 31, 2019 and 2018, respectively, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, interest and principal payments for outstanding indebtedness and corporate taxes. As of March 31, 2019, we had $11.3 million in cash and cash equivalents, as well as $38.8 million available for borrowing under our Credit Facility.

On May 4, 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may expend up to $10.0 million to repurchase shares of the Company’s common stock. On May 2, 2018, our Board authorized a two-year extension of the Company’s share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020. We did not repurchase any shares during the six months ended March 31, 2019. Between April 1, 2019 and April 29, 2019 (the latest practicable date for making the determination), we did not repurchase any additional shares of our common stock. The dollar value of the shares of common stock that may yet be purchased under the share repurchase program is approximately $8.3 million. We expect funding for any future share repurchases will come from operating cash flow, excess cash and/or borrowings under our Credit Facility. The timing and amount of shares repurchased will be dictated by our capital needs and stock market conditions.

We plan to continue to open new stores, which may require us to borrow additional amounts under the Credit Facility. We plan to spend approximately $9.9 million to $12.9 million on capital expenditures during the third and fourth quarters of fiscal year 2019 in connection with two to three new store openings and three store relocations. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Typically, our new stores require an upfront capital investment of approximately $2.2 million per store consisting of capital expenditures of approximately $1.6 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.3 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Six months ended March 31,
	2019	2018
Net cash provided by operating activities	$22,593	21,738
Net cash used in investing activities	(17,081)	(10,525)
Net cash used in financing activities	(3,627)	(9,663)
Net increase in cash and cash equivalents	1,885	1,550
Cash and cash equivalents, beginning of period	9,398	6,521
Cash and cash equivalents, end of period	$11,283	8,071

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $0.9 million, or 3.9%, to $22.6 million for the six months ended March 31, 2019 compared to $21.7 million for the six months ended March 31, 2018. The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items, partially offset by a decrease in cash provided by working capital. Our working capital requirements for inventory will likely increase as we continue to open new stores.

Investing Activities

Net cash used in investing activities increased $6.6 million, or 62.3%, to $17.1 million for the six months ended March 31, 2019 compared to $10.5 million for the six months ended March 31, 2018. This increase was primarily due to a $7.1 million increase in cash paid for property and equipment, which was due to the timing of payments related to new store openings and relocations in the six months ended March 31, 2019.

Financing Activities

Cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and payments of capital and financing lease obligations. Cash used in financing activities was $3.6 million and $9.7 million for the six months ended March 31, 2019 and 2018, respectively.

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

We had $10.2 million and $13.2 million outstanding under the Credit Facility as of March 31, 2019 and September 30, 2018, respectively. As of each of March 31, 2019 and September 30, 2018, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. We had $38.8 million and $35.8 million available for borrowing under the Credit Facility as of March 31, 2019 and September 30, 2018, respectively.

As of March 31, 2019 and September 30, 2018, the Company was in compliance with the debt covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 6 of Notes to Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10- Q.

Off-Balance Sheet Arrangements

As of March 31, 2019, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. The majority of our stores and facilities are leased, with varying terms and renewal options. As of March 31, 2019, we owned the buildings in which six of our stores are located; of those buildings, five are located on land that is leased pursuant to a ground lease. As of March 31, 2019, 21 store leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Item 1A. Risk Factors

The risk factor below updates those disclosed in Part I, “Item 1A-Risk Factors,” of our Form 10-K.

Executive, legislative or regulatory action that restricts or closes access to the United States market from Mexico or Canada could have a material adverse effect on our business, financial condition and results of operations.

Certain of the produce and other products that we sell at our stores are purchased, or contain ingredients sourced, from suppliers in Mexico and Canada. Since President Trump took office, tensions with Mexico and Canada over trade, immigration and other issues have increased. Such tensions could lead to executive, legislative, or regulatory action to restrict or close access to the United States market from Mexico or Canada. If action were taken to restrict or close access to the United States market from Mexico or Canada, the produce and other products that we source from those countries may no longer be available or may not be available at commercially attractive prices, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 (unaudited) and September 30, 2018, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2019 and 2018 (unaudited), (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and 2018 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2019 and 2018 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 2, 2019.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)