Form 10-Q
period 2019-06-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2019-08-01
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35608

Natural Grocers by Vitamin Cottage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-5034161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12612 West Alameda Parkway	80228
Lakewood, Colorado (Address of principal executive offices)	(Zip code)

(303) 986-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	NGVC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 29, 2019 was 22,454,205.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2019

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2019	September 30, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,659	9,398
Accounts receivable, net	3,956	4,738
Merchandise inventory	96,092	94,228
Prepaid expenses and other current assets	3,298	2,590
Total current assets	115,005	110,954
Property and equipment, net	195,499	188,768
Other assets:
Deposits and other assets	1,666	1,682
Goodwill and other intangible assets, net	8,122	5,648
Deferred financing costs, net	21	31
Total other assets	9,809	7,361
Total assets	$320,313	307,083

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,025	61,104
Accrued expenses	19,203	17,851
Capital and financing lease obligations, current portion	983	736
Total current liabilities	81,211	79,691
Long-term liabilities:
Capital and financing lease obligations, net of current portion	49,245	40,406
Revolving credit facility	10,092	13,192
Deferred income tax liabilities, net	5,047	6,447
Deferred compensation	—	688
Deferred rent	11,323	11,038
Leasehold incentives	8,074	8,895
Total long-term liabilities	83,781	80,666
Total liabilities	164,992	160,357
Commitments (Notes 7 and 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,510,279 shares issued at June 30, 2019 and September 30, 2018 and 22,454,205 and 22,373,382 outstanding at June 30, 2019 and September 30, 2018, respectively	23	23
Additional paid-in capital	56,162	56,236
Retained earnings	99,562	91,507
Common stock in treasury at cost, 56,074 and 136,897 shares, at June 30, 2019 and September 30, 2018, respectively	(426)	(1,040)
Total stockholders’ equity	155,321	146,726
Total liabilities and stockholders’ equity	$320,313	307,083

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Net sales	$224,411	213,130	676,373	631,521
Cost of goods sold and occupancy costs	165,986	156,299	496,588	463,250
Gross profit	58,425	56,831	179,785	168,271
Store expenses	48,424	47,000	147,722	138,646
Administrative expenses	5,953	5,630	17,029	16,345
Pre-opening and relocation expenses	213	443	1,042	1,683
Operating income	3,835	3,758	13,992	11,597
Interest expense, net	(1,256)	(1,170)	(3,791)	(3,381)
Income before income taxes	2,579	2,588	10,201	8,216
(Provision for) benefit from income taxes	(581)	(597)	(2,146)	2,360
Net income	$1,998	1,991	8,055	10,576

Net income per common share:
Basic	$0.09	0.09	0.36	0.47
Diluted	$0.09	0.09	0.36	0.47
Weighted average number of shares of common stock outstanding:
Basic	22,438,657	22,364,397	22,412,662	22,359,427
Diluted	22,525,287	22,497,066	22,564,705	22,439,890

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended June 30,
	2019	2018

Operating activities:
Net income	$8,055	10,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,783	22,169
Gain on disposal of property and equipment	(158)	(23)
Share-based compensation	920	547
Deferred income tax benefit	(1,400)	(3,738)
Non-cash interest expense	10	11
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	782	(30)
Merchandise inventory	(1,864)	(3,635)
Prepaid expenses and other assets(1)	(430)	(1,186)
Income tax receivable(1)	(298)	1,082
Increase (decrease) in:
Accounts payable	767	759
Accrued expenses	1,352	3,467
Deferred compensation	(688)	(554)
Deferred rent and leasehold incentives	(536)	861
Net cash provided by operating activities	28,295	30,306
Investing activities:
Acquisition of property and equipment(1)	(20,817)	(16,643)
Acquisition of other intangibles(1)	(2,036)	(30)
Proceeds from sale of property and equipment	833	34
Proceeds from property insurance settlements	32	124
Net cash used in investing activities	(21,988)	(16,515)
Financing activities:
Borrowings under credit facility	297,900	279,900
Repayments under credit facility	(301,000)	(292,000)
Capital and financing lease obligations payments	(566)	(416)
Repurchases of common stock	—	(581)
Payments on withholding tax for restricted stock unit vesting	(380)	(11)
Net cash used in financing activities	(4,046)	(13,108)
Net increase in cash and cash equivalents	2,261	683
Cash and cash equivalents, beginning of period	9,398	6,521
Cash and cash equivalents, end of period	$11,659	7,204
Supplemental disclosures of cash flow information:
Cash paid for interest	$603	654
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $117 and $105, respectively	3,169	2,670
Income taxes paid	4,733	508
Deferred compensation paid	700	700
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$4,408	3,446
Property acquired through capital and financing lease obligations	9,651	8,204

(1) Certain prior year amounts have been separated for consistency with current year presentation.

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended June 30, 2019 and June 30, 2018

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –$0.001 par
	value
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balances September 30, 2018	22,373,382	$23	$56,236	$91,507	$(1,040)	$146,726
Net income	—	—	—	2,197	—	2,197
Share-based compensation	18,928	—	101	—	144	245
Balances December 31, 2018	22,392,310	23	56,337	93,704	(896)	149,168
Net income	—	—	—	3,860	—	3,860
Share-based compensation	39,243	—	(145)	—	298	153
Balances March 31, 2019	22,431,553	23	56,192	97,564	(598)	153,181
Net income	—	—	—	1,998	—	1,998
Share-based compensation	22,652	—	(30)	—	172	142
Balances June 30, 2019	22,454,205	$23	$56,162	$99,562	$(426)	$155,321

	Common stock –$0.001 par
	value
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balances September 30, 2017	22,448,056	$23	$55,678	$78,846	$(664)	$133,883
Net income	—	—	—	5,181	—	5,181
Share-based compensation	1,226	—	147	—	9	156
Repurchase of common stock	(101,573)	—	—	—	(581)	(581)
Balances December 31, 2017	22,347,709	23	55,825	84,027	(1,236)	138,639
Net income	—	—	—	3,404	—	3,404
Share-based compensation	16,571	—	69	—	127	196
Balances March 31, 2018	22,364,280	23	55,894	87,431	(1,109)	142,239
Net income	—	—	—	1,991	—	1,991
Share-based compensation	9,102	—	183	—	1	184
Balances June 30, 2018	22,373,382	$23	$56,077	$89,422	$(1,108)	$144,414

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2019 and 2018

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of June 30, 2019, the Company operated 152 stores in 19 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 148 stores in 19 states as of September 30, 2018.

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

The Company has one reporting segment: natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following product categories, which are presented as a percentage of sales for the three and nine months ended June 30, 2019 and 2018, as follows:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Grocery	69%	68	68	67
Dietary supplements	21	21	21	22
Other	10	11	11	11
	100%	100	100	100

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

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). The Tax Reform Act significantly revised the ongoing federal income tax by, among other things, lowering U.S. corporate income tax rates effective January 1, 2018. The Company has a U.S. federal income tax rate of 21.0% for the fiscal year ending September 30, 2019. The Tax Reform Act resulted in a blended U.S. federal income tax rate of approximately 24.3% for the fiscal year ended September 30, 2018. Remeasurement of the Company’s deferred tax balance under the Tax Reform Act resulted in a non-cash tax benefit of approximately $4.3 million for the nine months ended June 30, 2018 and the fiscal year ended September 30, 2018.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and replaces most existing revenue recognition guidance in GAAP. ASU 2014-09’s core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. The Company adopted this ASU and related amendments on October 1, 2018, using the modified retrospective approach. Additionally, upon adoption of this ASU, the Company elected the following practical expedients:

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

Updated accounting policies and other disclosures are discussed below in Recent Accounting Pronouncements in this Note 2. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements for the three or nine months ended June 30, 2019.

Recent Accounting Pronouncements Update

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

Furthermore, the Company plans to elect the package of practical expedients permitted under the transition guidance with the new standard, which among other things, permits companies not to reassess prior conclusions about lease identification, lease classification and initial direct costs.

While the Company is still evaluating all the other effects the adoption of ASU 2016-02 will have on its consolidated financial statements, including implementing process changes required to support the adoption of this standard and implementing new software solutions, the Company expects the adoption of ASU 2016-02 will result in a material increase in lease liabilities and right-of-use assets on the Company’s consolidated balance sheet. In addition, the Company anticipates that the transition of several of its financing leases to operating leases under the new standard will result in an increase in rent expense, partially offset by reductions to depreciation and interest expense. However, the Company does not expect that the adoption of ASU 2016-02 will have an impact on the Company’s cash flows.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation,” Topic 718, “Improvements to Nonemployee Share-Based Payment Accounting” (ASU 2018-07) as part of its Simplification Initiative to reduce complexity when accounting for share-based payments to non-employees. ASU 2018-07 expands the scope of Topic 718 to more closely align share-based payment transactions for acquiring goods and services from non-employees with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. This ASU is not expected to have an impact on the Company’s consolidated financial statements.

3. Revenue Recognition

The nature of the goods the Company transfers to customers at the point of sale consists of merchandise purchased for resale. In these transactions, the Company acts as a principal and recognizes revenue (net sales) from the sale of goods when control of the promised goods is transferred to the customer. Control refers to the ability of the customer to direct the use of, and obtain substantially all the remaining benefits from, the transferred goods.

The Company’s performance obligations are satisfied upon the transfer of goods to the customer (at the point of sale), and payment from the customer is also due at that time. Transaction prices are considered fixed. Discounts provided to customers at the point of sale are recognized as a reduction in revenue as the goods are sold. Revenue excludes sales and usage-based taxes collected.

Proceeds from the sale of gift cards are recorded as a liability at the time of sale and recognized as revenue when the gift cards are redeemed by the customer and the performance obligation is satisfied by the Company. The Company also recognizes revenue for a portion of gift card values that is not expected to be redeemed (breakage). The estimated breakage takes into consideration several factors, including the laws and regulations applicable to each jurisdiction. The Company determines the amount of breakage income to be recognized on gift cards using historical experience to estimate amounts that will ultimately not be redeemed. The Company recognizes such breakage income in proportion to redemption rates of the overall population of gift cards.

As of each June 30, 2019 and September 30, 2018, the balance of contract liabilities related to unredeemed gift cards was $1.0 million. Revenue for the three months ended June 30, 2019 includes approximately $0.1 million that was included in the contract liability balance of unredeemed gift cards at September 30, 2018. Revenue for the nine months ended June 30, 2019 includes approximately $0.6 million that was included in the contract liability balance of unredeemed gift cards at September 30, 2018.

The following table disaggregates our revenue by product category for the three months and nine months ended June 30, 2019 and 2018, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Grocery	$154,383	145,215	463,486	425,783
Dietary supplements	46,240	45,112	141,724	137,508
Other	23,788	22,803	71,163	68,230
	$224,411	213,130	676,373	631,521

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

Presented below are basic and diluted EPS for the three and nine months ended June 30, 2019 and 2018, dollars in thousands, except per share data:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Net income	$1,998	1,991	8,055	10,576

Weighted average number of shares of common stock outstanding	22,438,657	22,364,397	22,412,662	22,359,427
Effect of dilutive securities	86,630	132,669	152,043	80,463
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,525,287	22,497,066	22,564,705	22,439,890

Basic earnings per share	$0.09	0.09	0.36	0.47
Diluted earnings per share	$0.09	0.09	0.36	0.47

There were 124,102 and 42,584 non-vested RSUs for the three and nine months ended June 30, 2019, respectively, excluded from the calculation of diluted EPS as they are antidilutive. There were 45,819 and 219,859 non-vested RSUs for the three and nine months ended June 30, 2018, respectively, excluded from the calculation of diluted EPS as they are antidilutive.

The Company did not declare any dividends during the three or nine months ended June 30, 2019 or 2018.

5. Debt

Credit Facility

On January 28, 2016, the Company entered into a credit facility (the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations thereunder are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The amount available for borrowing under the Credit Facility is $50.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on January 31, 2021. For floating rate borrowings under the Credit Facility, interest is determined by the lender’s administrative agent based on the most recent compliance certificate of the operating company and stated at the base rate less the lender spread, which is based upon certain financial measures. For fixed rate borrowings under the Credit Facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread, which is based upon certain financial measures. The unused commitment fee is based upon certain financial measures.

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

The Company had $10.1 million and $13.2 million outstanding under the Credit Facility as of June 30, 2019 and September 30, 2018, respectively. As of each of June 30, 2019 and September 30, 2018, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $38.9 million and $35.8 million available for borrowing under the Credit Facility as of June 30, 2019 and September 30, 2018, respectively.

As of June 30, 2019 and September 30, 2018, the Company was in compliance with the financial covenants under the Credit Facility.

Capital and Financing Lease Obligations

The Company had 22 and 20 leases as of June 30, 2019 and September 30, 2018, respectively, that are included in capital and financing lease obligations (see Note 7). No rent expense is recorded for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense. The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $1.3 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $3.9 million and $3.5 million for the nine months ended June 30, 2019 and 2018, respectively. Interest expense for the three and nine months ended June 30, 2019 and 2018 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of less than $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.1 million for each of the nine months ended June 30, 2019 and 2018.

6. Stockholders’ Equity

Share Repurchases

On May 4, 2016, the Company’s Board of Directors (the Board) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. On May 2, 2018, the Board authorized a two-year extension of the Company’s share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020. Repurchases under the Company’s share repurchase program are made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

Prior to October 1, 2018, the Company repurchased 199,543 shares under the share repurchase program. The Company did not repurchase any shares during the nine months ended June 30, 2019. During the nine months ended June 30, 2018, the Company repurchased 101,573 shares under the share repurchase program. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is approximately $8.3 million.

Prior to October 1, 2018, the Company reissued 62,646 treasury shares at a cost of approximately $0.6 million to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants. During the three and nine months ended June 30, 2019, the Company reissued 22,652 treasury shares at a cost of approximately $0.2 million and 80,823 treasury shares at a cost of approximately $0.6 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants. During the three and nine months ended June 30, 2018, the Company reissued 197 and 17,994 treasury shares, respectively, at a cost of less than $0.1 million and at a cost of approximately $0.1 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants. At June 30, 2019 and September 30, 2018, the Company held in treasury 56,074 shares and 136,897 shares, respectively, totaling approximately $0.4 million and $1.0 million, respectively.

7. Lease Commitments

Capital and financing lease obligations as of June 30, 2019 and September 30, 2018, were as follows, dollars in thousands:

	As of
	June 30, 2019	September 30, 2018
Capital lease finance obligations, due in monthly installments through fiscal year 2034	$39,538	32,523
Capital lease obligations, due in monthly installments through fiscal year 2041	6,050	4,763
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2034	—	2,350
Capital lease obligations for assets under construction, due in monthly installments through fiscal year 2039	4,640	1,506
Total capital and financing lease obligations	50,228	41,142
Less current portion	(983)	(736)
Total capital and financing lease obligations, net of current portion	$49,245	40,406

8. Property and Equipment

The Company had the following property and equipment balances as of June 30, 2019 and September 30, 2018, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2019	September 30, 2018
Construction in process		n/a		$7,921	15,879
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 and $617, respectively		40		42,320	35,700
Capitalized real estate leases		15		7,241	5,735
Land		n/a		1,230	192
Buildings		40		23,565	19,262
Land improvements	5	–	24	1,392	1,016
Leasehold and building improvements	1	–	25	142,216	131,474
Fixtures and equipment	5	–	7	129,511	122,984
Computer hardware and software	3	–	5	21,485	21,181
				376,881	353,423
Less accumulated depreciation and amortization				(181,382)	(164,655)
Property and equipment, net				$195,499	188,768

Capitalized real estate leases for build-to-suit stores includes the assets for the Company’s buildings under capital lease finance obligations, and capitalized real estate leases includes assets for the Company’s buildings under capital lease obligations (see Note 7).

Depreciation and amortization expense for the three and nine months ended June 30, 2019 and 2018 is summarized as follows, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$184	193	551	585
Depreciation and amortization expense included in store expenses	6,626	6,789	20,316	20,474
Depreciation and amortization expense included in administrative expenses	397	362	916	1,110
Total depreciation and amortization expense	$7,207	7,344	21,783	22,169

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of June 30, 2019 and September 30, 2018, dollars in thousands:

	Useful lives			As of
	(in years)			June 30, 2019	September 30, 2018
Amortizable intangible assets:
Other intangibles	0.5	-	3	$2,540	138
Amortizable intangible assets				2,540	138
Less accumulated amortization				(1,446)	(77)
Amortizable intangible assets, net				1,094	61
Other intangibles in process				1,441	—
Trademark		Indefinite		389	389
Total other intangibles, net				2,924	450
Goodwill		Indefinite		5,198	5,198
Total goodwill and other intangibles, net				$8,122	5,648

10. Accrued Expenses

The composition of accrued expenses as of June 30, 2019 and September 30, 2018 is summarized as follows, dollars in thousands:

	As of
	June 30,	September 30,
	2019	2018
Accrued property, sales and use tax payable	$6,127	7,043
Income tax payable	—	903
Payroll and employee-related expenses	10,376	6,992
Accrued marketing expenses	331	335
Deferred revenue related to gift card sales	1,143	1,453
Other	1,226	1,125
Total accrued expenses	$19,203	17,851

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

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases and one capital lease with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million for each of the three months ended June 30, 2019 and 2018. Rent paid to Chalet was approximately $0.9 million for each of the nine months ended June 30, 2019 and 2018.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (the Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended June 30, 2019 and 2018. Rent paid to the Land Trust was approximately $0.2 million for each of the nine months ended June 30, 2019 and 2018.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended June 30, 2019 and 2018. Rent paid to FTVC LLC was less than $0.1 million for each of the nine months ended June 30, 2019 and 2018.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of June 30, 2019, we operated 152 stores in 19 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from approximately 5,000 to 16,000 selling square feet. During the twelve months ended June 30, 2019, our new stores averaged approximately 10,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2018, we increased our store count at a compound annual growth rate of 15.5%. In fiscal year 2018, we opened eight new stores. We currently plan to open seven new stores in fiscal year 2019, five of which opened during the nine months ended June 30, 2019. We have not opened any new stores since June 30, 2019. As of the date of this report, we have signed leases for six new stores that we plan to open in fiscal years 2019 and beyond. During the three months ended June 30, 2019, we purchased the land and building at which we plan to open one new store. In addition, since June 30, 2019, we have purchased the land and building for another new store. We plan to relocate five stores in fiscal year 2019, four of which were relocated during the nine months ended June 30, 2019. Since June 30, 2019, we have relocated one store.

Performance Highlights

Key highlights of our performance for the three and nine months ended June 30, 2019 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, comparable store sales, daily average comparable store sales, mature store sales and daily average mature store sales are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $224.4 million for the three months ended June 30, 2019, an increase of $11.3 million, or 5.3%, compared to net sales of $213.1 million for the three months ended June 30, 2018. Net sales were $676.4 million for the nine months ended June 30, 2019, an increase of $44.9 million, or 7.1%, compared to net sales of $631.5 million for the nine months ended June 30, 2018.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the three months ended June 30, 2019 each increased 2.4% compared to the three months ended June 30, 2018. Comparable store sales and daily average comparable store sales for the nine months ended June 30, 2019 each increased 3.6% compared to the nine months ended June 30, 2018.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended June 30, 2019 each increased 1.7% compared to the three months ended June 30, 2018. Mature store sales and daily average mature store sales for the nine months ended June 30, 2019 each increased 2.4% compared to the nine months ended June 30, 2018.

●

Net income. Net income was $2.0 million for each of the three months ended June 30, 2019 and 2018. Net income was $8.1 million for the nine months ended June 30, 2019, a decrease of $2.5 million, or 23.8%, compared to net income of $10.6 million for the nine months ended June 30, 2018.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $11.0 million for the three months ended June 30, 2019, a decrease of less than $0.1 million, or 0.5%, compared to $11.1 million for the three months ended June 30, 2018. EBITDA was $35.8 million for the nine months ended June 30, 2019, an increase of $2.0 million, or 5.9%, compared to $33.8 million for the nine months ended June 30, 2018. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of June 30, 2019, cash and cash equivalents was $11.7 million, and there was $38.9 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $1.0 million.

●

New store growth. We opened no new stores during the three months ended June 30, 2019 and five new stores during the nine months ended June 30, 2019. We operated a total of 152 stores as of June 30, 2019. We plan to open a total of seven new stores in fiscal year 2019, which would result in an annual new store growth rate of 4.7% for fiscal year 2019.

●

Store Relocations and Remodels. We relocated four stores during the nine months ended June 30, 2019. Since June 30, 2019, we have relocated one store, which is the last store we plan to relocate in fiscal year 2019.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. In this regard, we believe our financial results for the three and nine months ended June 30, 2019 reflected relative improvement in the oil and gas markets we serve, although they generally continue to lag behind our non-oil and gas markets.

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue into the foreseeable future. Our financial results for the three and nine months ended June 30, 2019 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

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

●

Increased Competition. The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway; mass or discount retailers such as Wal-Mart and Target; natural and gourmet markets such as Whole Foods and The Fresh Market; foreign-based discount retailers such as Aldi and Lidl; specialty food retailers such as Sprouts and Trader Joe’s; warehouse clubs such as Sam’s Club and Costco; dietary supplement retailers such as GNC and The Vitamin Shoppe; online retailers such as Amazon; meal delivery services; independent health food stores; drug stores; farmers’ markets; food co-ops; and multi-level marketers. Competition in the grocery industry is likely to intensify, and shopping dynamics may shift, as a result of, among other things, Amazon’s acquisition of Whole Foods, the plans of Aldi and Lidl to expand their presence in the United States and the expanding availability of grocery ordering, pick-up and delivery options. These businesses compete with us on the basis of price, selection, quality, customer service, shopping experience, ease of ordering and delivery or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We also face internally generated competition when we open new stores in markets we already serve. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage.

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

We believe there are opportunities for us to continue to expand our store base and increase profitability and comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry and regional and general economic conditions. As we continue to expand our store base, we believe there are opportunities for increased leverage in costs, such as administrative expenses, as well as increased economies of scale in sourcing products. However, due to our commitment to providing high-quality products at affordable prices and increased competition, such sourcing economies and efficiencies at our bulk food repackaging facility and distribution center may not be reflected in our gross margin in the near term. In addition, our ability to leverage costs may be limited due to the fixed nature of our rent obligations and related occupancy expenses.

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

Store expenses

Store expenses consist of store-level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on capitalized real estate leases, land improvements, leasehold improvements, fixtures and equipment and computer hardware and software. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations. The majority of store expenses consist of labor-related expenses, which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores require a minimum level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of sales typically decrease.

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

Interest expense, net

Interest expense consists of the interest associated with capital and financing lease obligations, net of capitalized interest, and our Credit Facility.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Statements of Income Data:*
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	74.0	73.3	73.4	73.4
Gross profit	26.0	26.7	26.6	26.6
Store expenses	21.6	22.1	21.8	22.0
Administrative expenses	2.7	2.6	2.5	2.6
Pre-opening and relocation expenses	0.1	0.2	0.2	0.3
Operating income	1.7	1.8	2.1	1.8
Interest expense, net	(0.6)	(0.5)	(0.6)	(0.5)
Income before income taxes	1.1	1.2	1.5	1.3
(Provision for) benefit from income taxes	(0.3)	(0.3)	(0.3)	0.4
Net income	0.9%	0.9	1.2	1.7
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	152	147	152	147
Number of stores opened during the period	0	2	5	7
Number of stores relocated and remodeled during the period	2	1	4	2
Total store unit count increase over prior 12 months	3.4%	5.0	3.4	5.0
Change in comparable store sales	2.4	5.2	3.6	5.7
Change in daily average comparable store sales	2.4	5.2	3.6	5.7
Change in mature store sales	1.7	2.3	2.4	2.7
Change in daily average mature store sales	1.7	2.3	2.4	2.7

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended June 30,		Change In
	2019	2018	Dollars	Percent
Statements of Income Data:
Net sales	$224,411	213,130	11,281	5.3%
Cost of goods sold and occupancy costs	165,986	156,299	9,687	6.2
Gross profit	58,425	56,831	1,594	2.8
Store expenses	48,424	47,000	1,424	3.0
Administrative expenses	5,953	5,630	323	5.7
Pre-opening and relocation expenses	213	443	(230)	(51.9)
Operating income	3,835	3,758	77	2.0
Interest expense, net	(1,256)	(1,170)	(86)	7.4
Income before income taxes	2,579	2,588	(9)	(0.3)
Provision for income taxes	(581)	(597)	16	(2.7)
Net income	$1,998	1,991	7	0.4

Net sales

Net sales increased $11.3 million, or 5.3%, to $224.4 million for the three months ended June 30, 2019 compared to $213.1 million for the three months ended June 30, 2018, primarily due to a $5.1 million increase in comparable store sales and a $6.9 million increase in new store sales, partially offset by a $0.6 million decrease in sales from one store that closed during the first quarter of fiscal 2019. Daily average comparable store sales increased 2.4% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The daily average comparable store sales increase resulted from a 3.0% increase in daily average transaction size, partially offset by a 0.6% decrease in average transaction count. Comparable store average transaction size was $35.90 for the three months ended June 30, 2019. Daily average mature store sales increased 1.7% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in comparable store sales during the three months ended June 30, 2019 was primarily driven by several marketing initiatives, promotional pricing campaigns and increased membership in and usage of the {N}power customer loyalty program. In addition, we believe the increase in comparable store sales during the three months ended June 30, 2019 reflected enhanced focus on leadership, training and improved operating processes in our stores.

Gross profit

Gross profit increased $1.6 million, or 2.8%, to $58.4 million for the three months ended June 30, 2019 compared to $56.8 million for the three months ended June 30, 2018, primarily driven by an increase in the number of comparable stores. Gross margin decreased to 26.0% for the three months ended June 30, 2019 compared to 26.7% for the three months ended June 30, 2018. The decrease in gross margin for the three months ended June 30, 2019 was driven by a decrease in product margins due to a shift in sales mix to lower margin products and an increase in occupancy expenses as a percentage of sales.

We had 22 and 20 store leases that were classified as capital and financing lease obligations for the three months ended June 30, 2019 and 2018, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the three months ended June 30, 2019 and 2018 would have been approximately 65 and 55 basis points higher, respectively, than as reported for each period.

Store expenses

Store expenses increased $1.4 million, or 3.0%, to $48.4 million for the three months ended June 30, 2019 compared to $47.0 million for the three months ended June 30, 2018. Store expenses as a percentage of sales were 21.6% and 22.1% for the three months ended June 30, 2019 and 2018, respectively. The decrease in store expenses as a percentage of sales was primarily due to a decrease in labor-related expenses and depreciation, both as a percentage of sales.

Administrative expenses

Administrative expenses increased $0.3 million, or 5.7%, to $6.0 million for the three months ended June 30, 2019 compared to $5.6 million for the three months ended June 30, 2018. Administrative expenses as a percentage of sales were 2.7% and 2.6% for the three months ended June 30, 2019 and 2018, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.2 million, or 51.9%, to $0.2 million for the three months ended June 30, 2019 compared to $0.4 million for the three months ended June 30, 2018, due to the impact of the number and timing of new store openings and relocations. We opened no new stores and relocated two stores during the three months ended June 30, 2019 compared to opening two new stores and relocating one store during the three months ended June 30, 2018. Pre-opening and relocation expenses as a percentage of sales were 0.1% and 0.2% for the three months ended June 30, 2019 and 2018, respectively.

Interest expense

Interest expense, net of capitalized interest, increased $0.1 million, or 7.4%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in interest expense is primarily due to an increase in the number of capital leases during the three months ended June 30, 2019. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percentage of sales would have been approximately 50 and 45 basis points lower than as reported for the three months ended June 30, 2019 and 2018, respectively.

Income taxes

Income tax expense remained unchanged at $0.6 million for the three months ended June 30, 2019 and 2018. The Company’s effective income tax rate for the three months ended June 30, 2019 was approximately 22.5% compared to 23.1% for the three months ended June 30, 2018. The decrease in the effective income tax rate for the three months ended June 30, 2019 is primarily due to the decrease in the federal corporate tax rate as a result of the Tax Reform Act.

Net income

Net income was $2.0 million, or $0.09 diluted earnings per share, for each of the three months ended June 30, 2019 and 2018.

Nine months ended June 30, 2019 compared to the nine months ended June 30, 2018

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Nine months ended June 30,		Change In
	2019	2018	Dollars	Percent
Statements of Income Data:
Net sales	$676,373	631,521	44,852	7.1%
Cost of goods sold and occupancy costs	496,588	463,250	33,338	7.2
Gross profit	179,785	168,271	11,514	6.8
Store expenses	147,722	138,646	9,076	6.5
Administrative expenses	17,029	16,345	684	4.2
Pre-opening and relocation expenses	1,042	1,683	(641)	(38.1)
Operating income	13,992	11,597	2,395	20.7
Interest expense, net	(3,791)	(3,381)	(410)	12.1
Income before income taxes	10,201	8,216	1,985	24.2
(Provision for) benefit from income taxes	(2,146)	2,360	(4,506)	190.9
Net income	$8,055	10,576	(2,521)	(23.8)

Net sales

Net sales increased $44.9 million, or 7.1%, to $676.4 million for the nine months ended June 30, 2019 compared to $631.5 million for the nine months ended June 30, 2018, primarily due to a $22.4 million increase in comparable store sales and a $24.3 million increase in new store sales, partially offset by a $1.8 million decrease in sales from one store that closed during the first quarter of fiscal 2019. Daily average comparable store sales increased 3.6% for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. The daily average comparable store sales increase resulted from a 3.2% increase in average transaction size and a 0.3% increase in daily average transaction count. Comparable store average transaction size was $36.42 for the nine months ended June 30, 2019. Daily average mature store sales increased 2.4% for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. The increase in comparable store sales during the nine months ended June 30, 2019 was primarily driven by several marketing initiatives, promotional pricing campaigns and increased membership in and usage of the {N}power customer loyalty program. In addition, we believe the increase in comparable store sales during the nine months ended June 30, 2019 reflected enhanced focus on leadership, training and improved operating processes in our stores.

Gross profit

Gross profit increased $11.5 million, or 6.8%, to $179.8 million for the nine months ended June 30, 2019 compared to $168.3 million for the nine months ended June 30, 2018, primarily driven by an increase in the number of comparable stores. Gross margin was 26.6% for each of the nine months ended June 30, 2019 and 2018. Gross margin during the nine months ended June 30, 2019 reflected slightly lower product margins due to a shift in sales mix to lower margin products, offset by a decrease in occupancy expense as a percentage of sales.

We had 22 and 20 store leases that were classified as capital and financing lease obligations for the nine months ended June 30, 2019 and 2018, respectively. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during the nine months ended June 30, 2019 and 2018 would have been approximately 60 and 55 basis points higher, respectively, than as reported for each period.

Store expenses

Store expenses increased $9.1 million, or 6.5%, to $147.7 million for the nine months ended June 30, 2019 compared to $138.6 million for the nine months ended June 30, 2018. Store expenses as a percentage of sales were 21.8% and 22.0% for the nine months ended June 30, 2019 and 2018, respectively. The decrease in store expenses as a percentage of sales was primarily due to a decrease in labor-related expenses and depreciation, both as a percentage of sales.

Administrative expenses

Administrative expenses increased $0.7 million, or 4.2%, to $17.0 million for the nine months ended June 30, 2019 compared to $16.3 million for the nine months ended June 30, 2018. Administrative expenses as a percentage of sales were 2.5% and 2.6% the nine months ended June 30, 2019 and 2018, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.6 million, or 38.1%, to $1.0 million for the nine months ended June 30, 2019 compared to $1.7 million for the nine months ended June 30, 2018, due to the impact of the number and timing of new store openings and relocations. We opened five new stores and relocated four stores during the nine months ended June 30, 2019 compared to opening seven new stores and relocating two stores during the nine months ended June 30, 2018. Pre-opening and relocation expenses as a percentage of sales were 0.2% and 0.3% for the nine months ended June 30, 2019 and 2018, respectively.

Interest expense

Interest expense, net of capitalized interest, increased $0.4 million, or 12.1%, for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. The increase in interest expense is primarily due to an increase in the number of capital leases during the nine months ended June 30, 2019. If the capital and financing lease obligations had qualified as operating leases, interest expense as a percentage of sales would have been approximately 50 and 45 basis points lower than as reported for the nine months ended June 30, 2019 and 2018, respectively.

Income taxes

Income tax expense increased $4.5 million for the nine months ended June 30, 2019 to $2.1 million compared to a $2.4 million benefit for the nine months ended June 30, 2018. Income taxes for the nine months ended June 30, 2018 reflected the favorable impact of a $4.3 million non-cash remeasurement of our deferred tax assets and liabilities as a result of the enactment of the Tax Reform Act. The Company’s effective income tax rate for the nine months ended June 30, 2019 was approximately 21.0%. Exclusive of the adjustment to deferred income tax assets and liabilities, the Company’s effective income tax rate for the nine months ended June 30, 2018 was approximately 24.0%. The decrease in the effective income tax rate for the nine months ended June 30, 2019 is primarily due to the decrease in the federal corporate tax rate as a result of the Tax Reform Act.

Net income

Net income was $8.1 million, or $0.36 diluted earnings per share, for the nine months ended June 30, 2019 compared to $10.6 million, or $0.47 diluted earnings per share, for the nine months ended June 30, 2018. Excluding the favorable impact of the remeasurement of our deferred tax assets and liabilities as a result of the enactment of the Tax Reform Act, net income for the nine months ended June 30, 2018 was $6.2 million, or $0.28 diluted earnings per share.

Non-GAAP financial measures

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Net income	$1,998	1,991	8,055	10,576
Interest expense, net	1,256	1,170	3,791	3,381
Provision for (benefit from) income taxes	581	597	2,146	(2,360)
Depreciation and amortization	7,207	7,344	21,783	22,169
EBITDA	$11,042	11,102	35,775	33,766

EBITDA decreased 0.5% to $11.0 million in the three months ended June 30, 2019 compared to $11.1 million for the three months ended June 30, 2018. EBITDA increased 5.9% to $35.8 million in the nine months ended June 30, 2019 compared to $33.8 million for the nine months ended June 30, 2018. EBITDA as a percentage of sales was 4.9% and 5.2% in the three months ended June 30, 2019 and 2018, respectively. EBITDA as a percentage of sales was 5.3% for each of the nine months ended June 30, 2019 and 2018. Stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales by approximately 65 and 55 basis points for the three months ended June 30, 2019 and 2018, respectively, and by approximately 60 and 55 basis points for the nine months ended June 30, 2019 and 2018, respectively, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening dates if these leases had been accounted for as operating leases.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, interest and principal payments for outstanding indebtedness and corporate taxes. As of June 30, 2019, we had $11.7 million in cash and cash equivalents, as well as $38.9 million available for borrowing under our Credit Facility.

On May 4, 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may expend up to $10.0 million to repurchase shares of the Company’s common stock. On May 2, 2018, our Board authorized a two-year extension of the Company’s share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020. We did not repurchase any shares during the nine months ended June 30, 2019. Between July 1, 2019 and July 29, 2019 (the latest practicable date for making the determination), we did not repurchase any additional shares of our common stock. The dollar value of the shares of common stock that may yet be purchased under the share repurchase program is approximately $8.3 million. We expect funding for any future share repurchases will come from operating cash flow, excess cash and/or borrowings under our Credit Facility. The timing and amount of shares repurchased will be dictated by our capital needs and stock market conditions.

We plan to continue to open new stores, which may require us to borrow additional amounts under the Credit Facility. We plan to spend approximately $5.0 million to $8.0 million on capital expenditures during the fourth quarter of fiscal year 2019 in connection with two new store openings and one store relocation. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Typically, our new stores require an upfront capital investment of approximately $2.2 million per store consisting of capital expenditures of approximately $1.6 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.3 million.

Following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Nine months ended June 30,
	2019	2018
Net cash provided by operating activities	$28,295	30,306
Net cash used in investing activities	(21,988)	(16,515)
Net cash used in financing activities	(4,046)	(13,108)
Net increase in cash and cash equivalents	2,261	683
Cash and cash equivalents, beginning of period	9,398	6,521
Cash and cash equivalents, end of period	$11,659	7,204

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities decreased $2.0 million, or 6.6%, to $28.3 million for the nine months ended June 30, 2019 compared to $30.3 million for the nine months ended June 30, 2018. The decrease in cash provided by operating activities was primarily due to a decrease in cash provided by working capital and to a lesser extent, a decrease in net income adjusted for non-cash items. Our working capital requirements for inventory will likely increase as we continue to open new stores.

Investing Activities

Net cash used in investing activities increased $5.5 million, or 33.1%, to $22.0 million for the nine months ended June 30, 2019 compared to $16.5 million for the nine months ended June 30, 2018. This increase was primarily due to a $4.2 million increase in cash paid for property and equipment, which was primarily due to the timing of payments related to new store openings and relocations, and to a $2.0 million increase in cash paid for internal use software.

Financing Activities

Cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and payments of capital and financing lease obligations. Cash used in financing activities was $4.0 million and $13.1 million for the nine months ended June 30, 2019 and 2018, respectively.

Credit Facility

The amount available for borrowing under the Credit Facility is $50.0 million, including a $5.0 million sublimit for standby letters of credit. The operating company is the borrower under the Credit Facility and its obligations thereunder are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on January 31, 2021.

For floating rate borrowings under the Credit Facility, interest is determined by the lender’s administrative agent based on the most recent compliance certificate of the operating company and stated at the base rate less the lender spread, which is based upon certain financial measures. For fixed rate borrowings under the Credit Facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread, which is based upon certain financial measures. The unused commitment fee is based upon certain financial measures.

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

We had $10.1 million and $13.2 million outstanding under the Credit Facility as of June 30, 2019 and September 30, 2018, respectively. As of each of June 30, 2019 and September 30, 2018, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. We had $38.9 million and $35.8 million available for borrowing under the Credit Facility as of June 30, 2019 and September 30, 2018, respectively.

As of June 30, 2019 and September 30, 2018, the Company was in compliance with the debt covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 6 of Notes to Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10- Q.

Off-Balance Sheet Arrangements

As of June 30, 2019, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. The majority of our stores and facilities are leased, with varying terms and renewal options. As of June 30, 2019, we owned seven buildings, in which six of our stores are located; of those buildings, five are located on land that is leased pursuant to a ground lease. As of June 30, 2019, 22 store leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Item 5. Other Information

On July 31, 2019, the Company and Chalet, a related party, entered into an amendment to the lease (the Austin Lease) pursuant to which the Company leases one of its store locations in Austin, Texas (the Austin Property). Pursuant to the amendment to the Austin Lease: (i) effective August 1, 2019, fixed rent payable by the Company under the Austin Lease will decrease to zero; (ii) the Company will be required to continue paying all operating expenses under the Austin Lease through the remainder of its term; (iii) the Austin Lease will automatically terminate concurrently with the closing of any sale of the Austin Property; (iv) the Company will, within fifteen (15) days following the closing of any sale of the Austin Property, reimburse Chalet for any and all real estate taxes relating to the Austin Property that are paid by Chalet at such closing; and (v) all lease extension options under the Austin Lease have been eliminated.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 5, 2012, File No. 333-182186)

3.2

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 5, 2012, File No. 333-182186)

10.49	First Amendment to Lease dated as of July 31, 2019 by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc.
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.3	Certification of Todd Dissinger, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 (unaudited) and September 30, 2018, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2019 and 2018 (unaudited), (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2019 and 2018 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2019 and 2018 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on August 1, 2019.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)