Form 10-K
period 2019-09-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2019-12-05
CIK 1547459

Tural

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

None

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

Based on the closing price of the registrant’s common stock on March 31, 2019, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $95,130,018.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 2, 2019 was 22,475,718.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A for the 2020 Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2019.

Natural Grocers by Vitamin Cottage, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2019

i

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ or the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example “fiscal year 2019” refers to the year from October 1, 2018 to September 30, 2019).

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

PART I

Item 1. Business.

General

Natural Grocers is an expanding specialty retailer of natural and organic groceries and dietary supplements. We focus on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We strive to generate long-term relationships with our customers based on transparency and trust by:

●

selling only natural and organic groceries, body care products and dietary supplements that meet our strict quality guidelines - we do not approve for sale grocery products that are known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils;

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

Our History and Founding Principles

Our founders, Margaret and Philip Isely, were early proponents of the connection between health and the use of natural and organic products and dietary supplements. In the mid-1950’s, Margaret transformed her health and the health of her family by applying concepts and principles she learned from books on nutrition. This inspired the Iselys to provide the same type of nutrition education to their community. The Iselys started by lending books on nutrition and providing samples of whole grain bread door-to-door in Golden, Colorado and subsequently concluded they could develop a viable business that would also improve their customers’ well-being. Over time, they fostered relationships through nutrition education and began taking orders for dietary supplements, whole grain bread and unprocessed foods. As their customers gained more knowledge about nutrition, they were empowered to make changes to their diets with the objective of supporting their health. Using this model as the foundation for their business, the Iselys opened their first store in 1958.

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

●

Community. From free nutrition education lectures, to bag-free checkouts, to sourcing local products, to our fundraising and donation programs, we strive to serve the communities that help shape our world.

●

Employees. Our employees make our company great. We work hard to ensure that our employees are able to live a healthy, balanced lifestyle. We support them with free nutrition education programs, good pay and excellent benefits.

In 1998, the second generation of the Isely family, including Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, purchased our predecessor and the Vitamin Cottage® trademark and assumed control of the business. Since then, we have grown our store count from 11 stores in Colorado to 153 stores in 19 states as of September 30, 2019. We have also implemented numerous organizational and operational improvements that have enhanced our ability to scale our operations. We believe that by staying true to our founding principles, we have been able to continue to attract new customers, extend our geographic reach and further solidify our competitive position.

Our Markets

We operate within the natural products retail industry, which is a subset of the United States grocery industry and the dietary supplement business. This industry includes conventional supermarkets, natural, gourmet and specialty food markets, domestic and foreign-based mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, online retailers, meal delivery services and multi-level marketers. Industry-wide sales of natural and organic foods and dietary supplements have grown over the past several years, and we believe that growth will continue for the foreseeable future.

We believe the growth in sales of natural and organic foods and dietary supplements continues to be driven by numerous factors, including:

●	greater consumer focus on high-quality nutritional products;

●	an increased awareness of the importance of good nutrition to long-term wellness;

●	an aging United States population seeking to support healthy aging;

●

heightened consumer awareness about the importance of food quality and a desire to avoid toxic residues, hormones, growth promoters, artificial ingredients and genetically engineered ingredients in foods;

●	concerns regarding antibiotic resistance caused by industrial livestock production practices;

●	growing consumer concerns over the use of harmful chemical additives in body care and household cleaning supplies;

●	well-established natural and organic brands, which generate additional industry awareness and credibility with consumers;

●	the growth in the number of consumers with unique dietary requirements as a result of allergies, chemical sensitivities, auto-immune disorders and other conditions; and

●	concerns about the cumulative environmental impact of relying on non-renewable resources and the effects on the global climate of carbon release from conventional agriculture.

Our Competitive Strengths

We believe we are well-positioned to capitalize on favorable natural and organic grocery and dietary supplement industry dynamics as a result of the following competitive strengths:

Strict focus on high-quality natural and organic grocery products and dietary supplements. We offer high-quality products and brands, including an extensive selection of widely-recognized natural and organic food, dietary supplements, body care products, pet care products and books. We offer our customers an average of approximately 22,000 Stock Keeping Units (SKUs) of natural and organic products per comparable store (stores open for 13 months or longer), including an average of approximately 6,700 SKUs of dietary supplements. We believe our broad product offering enables our customers to shop our stores for substantially all of their grocery and dietary supplement purchases. In our grocery departments, we only sell USDA certified organic produce and do not approve for sale grocery products that are known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils. In addition, we only sell pasture-raised, non-confinement dairy products, free-range eggs (i.e., from chickens that are not only cage-free but also provided with sufficient space to move) and naturally raised meats (i.e., from animals that are not known to have been treated with antibiotics, hormones or growth promoters, or fed animal by-products). Consistent with this strategy, our product selection does not include items that do not meet our strict quality guidelines. Our store managers enhance our robust product offering by customizing their stores’ selections to address the preferences of local customers. All products undergo a stringent review process to ensure the products we sell meet our strict quality guidelines, which we believe helps us generate long-term relationships with our customers based on transparency and trust.

Engaging customer service experience based on education and empowerment. We strive to offer consistently exceptional customer service in a shopper-friendly environment, which we believe creates a differentiated shopping experience, enhances customer loyalty and generates repeat visits from our clientele. A key aspect of our customer service model is to provide free nutrition education to our customers. We believe this focus provides an engaging retail experience while also empowering our customers to make informed decisions about their health. We offer our science-based nutrition education through our trained employees, our Health Hotline® magazine, community outreach programs, one-on-one nutrition health coaching, nutrition classes, cooking demonstrations and our website. Our commitment to nutrition education and customer empowerment is emphasized throughout our entire organization, from executive management to store employees. Every store also maintains a Nutritional Health Coach (NHC) position. The NHC is responsible for educating our customers about good nutrition and for training our store employees on how to assist customers in compliance with applicable local, state and federal regulations. Each NHC must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. Substantially all of our NHCs are full-time employees. We believe our NHC position represents a key element of our customer service model.

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

Commitment to sustainable products and practices. We have put in place product standards for dairy, eggs, meat, seafood and produce that support sustainable and ecologically responsible production methods. We believe our standards help to enhance the health of our customers, promote animal welfare, reduce antibiotic resistance and protect the environment. We have also instituted measures to eliminate food waste, divert usable products to food banks, reduce single use plastic bags and reduce the use of toxic pesticides and antimicrobial products. We believe these efforts reflect our commitment to corporate social responsibility and demonstrate our support for sustainable regenerative agricultural practices.

Experienced and committed management team with proven track record. Our executive management team has an average of 34 years of experience in the natural grocery industry, while our entire management team has an average of 31 years of relevant experience. Since the second generation of the Isely family assumed control of the business in 1998, we have grown our store count from 11 stores to 153 stores as of September 30, 2019 by remaining dedicated to our founding principles. Over their tenure, members of our executive management team have been instrumental in establishing a successful, scalable operating model, generating consistently strong financial results and developing an effective site selection and store opening process. The depth of our management experience extends beyond our home office. As of September 30, 2019, approximately 50% of our store managers at comparable stores had tenures of over four years with us, and our store and department managers at these stores had average tenures of over four years with us. In addition, we have a track record of promoting store management personnel from within. We believe our management’s experience at all levels will allow us to continue to grow our store base while maintaining operational excellence by driving efficiencies in store and back room operations, managing inventory levels and focusing on exceptional customer service.

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Expand our store base. We intend to continue expanding our store base through new store openings in existing markets, as well as penetrating new markets, by leveraging our core competencies of site selection and efficient store openings. In fiscal years 2019 and 2018, we opened six and eight new stores, respectively, and we plan to open five to six new stores in fiscal year 2020, of which one opened during the first quarter of fiscal year 2020 prior to the filing of this Form 10-K. We have signed leases for an additional five new stores, and have purchased the property for an additional two new stores, that we expect to open in fiscal years 2020 and beyond.

Store locations as of September 30, 2019.

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

Grow our customer base. We plan to continue building our brand awareness, which we anticipate will grow our customer base. During fiscal year 2019, the measures we took that were aimed at enhancing our brand awareness included: (i) increasing the frequency and range of offerings under the {N}power customer loyalty program; (ii) making our Health Hotline magazine available to customers in both print and electronic format; (iii) entering into a sponsorship arrangement with the Steamboat and Winter Park ski resorts pursuant to which we were designated, on an exclusive basis, the official grocery store of those resorts; (iv) organizing special promotions to coincide with certain calendar events, such as Resolution Reset Day® in January, Earth Day in April, on the anniversary of the Company’s founding in August and during the entire month of September for Organic Harvest Month; (v) expanding our social media reach through increased investment in paid and organic placements on platforms such as Facebook, Twitter and Instagram; (vi) conducting television, radio, outdoor advertising and targeted direct mail campaigns in select markets; and (vii) extending home delivery services from 118 to 151 stores.

We believe offering nutrition education has historically been one of our most effective marketing strategies for reaching new customers and increasing the demand for natural and organic groceries and dietary supplements in our markets. To maximize their impact, we encourage our NHCs to focus on relationship-building opportunities in our communities and with our customers, including promotions, educational cooking events, lectures and classes in our stores. Additionally, we seek to attract new customers by enhancing their nutrition knowledge through the distribution of printed and digital versions of our broad range of educational resources, including the Health Hotline magazine. In addition to offering nutrition education, our strategy is to attract new customers with our EDAP - Every Day Affordable Price and to build community awareness through our support of local vendors and charities.

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

Our Store Format. Our stores range from approximately 5,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet. In fiscal year 2019, our six new stores averaged approximately 10,000 selling square feet. Approximately one quarter of our stores’ selling square footage is dedicated to dietary supplements. Most of our stores also include a dedicated community room available for public gatherings, a demonstration kitchen for cooking education and/or lecture space. Our comparable stores sell an average of approximately 22,000 SKUs of natural and organic products per store, including an average of approximately 6,700 SKUs of dietary supplements. Set out below is the layout for our new stores:

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

Store-Level Economics. Our new stores typically require an average upfront capital investment of approximately $2.1 million, consisting of capital expenditures of approximately $1.6 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million. We target approximately five years to recoup our initial net cash investments and approximately 30% cash-on-cash returns by the end of the sixth year following the opening. Our actual payback period averages approximately six years.

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

Our Nutritional Health Coaches are a core element of our nutrition education program. Every store has a NHC position to educate customers and train employees on nutrition. NHCs must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. To educate and empower customers to make informed nutrition choices, our NHCs are available for complimentary one-on-one nutrition health coaching sessions. Each NHC is also responsible for various relationship-building opportunities in our communities and with our customers, including educational activities such as nutrition classes, lectures, seminars, health fairs and store tours. To maximize the impact of our NHCs, we stress the importance of their focusing on in-store educational events, offering health coaching sessions and holding nutrition classes in the community by partnering with school, municipal and corporate wellness programs. During fiscal year 2019, our NHCs increased the number of their health coaching sessions and community nutrition classes while continuing to offer a variety of in-store education events. We believe that our NHCs’ focus on relationship-building opportunities in our communities and with our customers helps to enhance our marketing and branding initiatives. Additionally, our NHCs are an onsite resource for nutrition training and education for our employees. Each NHC trains our employees to use a compliant educational approach to customer service without attempting to diagnose or treat specific conditions or ailments. We believe our NHC position is a competitive differentiator and represents a key element of our customer service model.

Our training and education programs are supplemented by outside experts, online materials and printed handouts. We also use our Health Hotline magazine to educate our customers. The Health Hotline magazine, which was published 11 times in fiscal year 2019, includes in-depth articles on health and nutrition, along with a selection of sale items. The printed version of the Health Hotline magazine is mailed to subscribers and distributed in our stores. In addition, an electronic version of the Health Hotline magazine is distributed to subscribers via the internet and posted on our website.

Our Products

Product Selection Guidelines. We have a set of strict quality guidelines covering all products we sell. For example:

●

we do not approve for sale food known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils, regardless of the proportion of its natural or organic ingredients;

●	we only sell USDA certified organic produce;

●	we only sell dairy products from pasture-raised, non-confined livestock and only sell eggs from free-range or pastured hens;

●	we only sell meats from naturally raised animals that are not known to have been treated with antibiotics, hormones or growth promoters, or fed animal by-products;

●	we only sell seafood from sustainable fisheries or ecologically responsible farm-raised operations; and

●	we do not sell distilled spirits, tobacco products or e-cigarettes.

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

What We Sell. We operate both a full-service natural and organic grocery store and a dietary supplement store within a single retail location. The following is a breakdown of our sales mix for the fiscal year ended September 30, 2019:

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

■

Bulk Food. We sell a wide selection of private label repackaged bulk products, including dried fruits, nuts, grains, granolas, teas, herbs and spices. We also sell peanut and almond butters, freshly ground in-store under the Natural Grocers brand.

■

Natural Grocers Brand Products. We sell an expanding range of Natural Grocers brand private label products, including pasta, pasta sauce, canned beans and vegetables, bread, olive oil, coconut oil, honey, maple syrup, preserves, chocolate, coffee, beef jerky, tortilla chips, eggs, and other products.

■

Dry, Frozen and Canned Groceries. We offer a wide variety of natural and organic dry, frozen and canned groceries, including cereals, soups, baby foods, frozen entrees and snack items. We offer a broad selection of natural chocolate bars and energy, protein and food bars.

■

Meats and Seafood. We only offer naturally-raised or organic meat products. The naturally raised meat products we offer come from animals that are not known to have been treated with antibiotics, hormones or growth promoters, fed animal by-products or raised in concentrated animal feeding operations. Additionally, we only buy from companies we believe employ humane animal-raising practices. Our seafood items are generally frozen at the time of processing and sold from our freezer section, thereby ensuring freshness and reducing food spoilage and safety issues. The seafood we sell is generally sourced from sustainable fisheries or ecologically responsible farm-raised operations and excludes endangered species.

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

■

Beer, wine and hard cider. As of September 30, 2019, we sold craft beer, craft hard cider and/or organic and biodynamic wine at certain stores in Colorado, Oklahoma and Oregon. In fiscal year 2020, we plan to start selling craft beer, craft hard cider and/or organic and biodynamic wine at additional stores in Colorado, Oklahoma and Oregon.

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

Many of our suppliers are inspected and certified under the USDA National Organic Program, through voluntary industry standards and by other third party auditing programs with regard to additional ingredients, manufacturing and handling standards. Each Natural Grocers store is certified as an organic handler and processor by an accredited USDA certifier in the calendar year after it opens, and annually thereafter. We operate all our stores in compliance with the National Organic Program standards, which restrict the use of certain substances for cleaning and pest control and require rigorous recordkeeping and methods to prevent co-mingling and contamination, among other requirements.

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

Store Management and Staffing. Our typical store staffing includes a manager and assistant manager, with department managers in each of the dietary supplement, grocery, dairy and frozen, produce, body care and receiving departments, as well as several non-management employees. Each store manager is responsible for monthly store profit and loss, including labor, merchandising and inventory costs. We also employ regional managers to oversee all store operations for regions consisting of approximately nine to 14 stores. Each regional manager reports to, and is supported by, a director of store operations and other staff.

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

Sourcing and Vendors. We source from approximately 1,100 suppliers, and offer over 3,300 brands. These suppliers range from small independent businesses to multi-national conglomerates. As of September 30, 2019, we purchased approximately 77% of the goods we sell from our top 20 suppliers. For the fiscal year ended September 30, 2019, approximately 65% of our total purchases were from United Natural Foods Inc. and its subsidiaries (UNFI). In fiscal year 2016, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through May 31, 2021. In May 2018, we entered into an amendment to our agreement with UNFI pursuant to which we appointed Albert’s Organics, a wholly owned subsidiary of UNFI, as our primary supplier of organic produce products for the majority of our stores. We maintain good relations with UNFI and believe we have adequate alternative supply methods, including self-distribution.

We have contracts with third-party manufacturers to produce groceries and dietary supplements under the Natural Grocers brand. We have longstanding relationships with our suppliers, and we require disclosure from them regarding quality, freshness, potency and safety data information. Our bulk food private label products are packaged by us in pre-packed sealed bags to help prevent contamination while in transit and in our stores. Unlike most of our competitors, most of our private label nuts, trail mix and flours are refrigerated in our warehouse and stores to maintain freshness.

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

As of September 30, 2019, we employed 3,029 full-time and 652 part-time (less than 30 hours per week) employees, including a total of 345 employees at our home office and our bulk food repackaging facility and distribution center. None of our employees is subject to a collective bargaining agreement. We believe we have good relations with our employees.

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

●	continually strive to source products and services from local producers and vendors;

●	carefully collect all of our excess or distressed food and merchandise and donate it to local non-profit organizations;

●	do not provide single-use paper or plastic bags at our registers and encourage the use of reusable totes;

●	provide cash to local food banks, making donation determinations based on the number of customers who shop our stores with their own bags;

●	reduce our energy costs and carbon footprint using efficient heating, ventilation and air conditioning, lighting, and refrigerating systems;

●	implement strategies to eliminate excess packaging, energy and transportation costs;

●	recycle and reuse paper, plastic, glass and electronic products whenever possible;

●	manage the waste stream services at all of our stores in order to optimize our diversion of waste to recycling and compost and increase the environmental sustainability of our operations;

●	offer compostable paper bags for produce purchases;

●	use healthy and environmentally responsible building materials and finishes in our new stores and remodels;

●	promote environmentally responsible and sustainable practices in our supply chain;

●	undertake fundraisers for organizations whose missions align with ours; and

●	support the economic vitality of small producers and agricultural communities.

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

{N}power Customer Loyalty Program. We introduced the {N}power customer loyalty program in fiscal year 2015. {N}power members receive digital coupons, discounted pricing on certain staple items (such as free-range eggs), personalized offers and other rewards, all by providing their phone number at the time of checkout. We believe the {N}power program has enhanced customer loyalty and increased customer traffic and engagement levels. During fiscal year 2019, we continued to increase the frequency and range of our {N}power offerings. We believe these steps helped to increase membership in the {N}power program during fiscal year 2019. We had over 1.0 million registered {N}power members as of September 30, 2019 compared to approximately 750,000 {N}power members as of September 30, 2018.

Health Hotline. The Health Hotline is a four color magazine that contains a mix of in-depth health and nutrition articles, along with a selection of popular sale items. The articles aim to be relevant, science-based and written to reflect the most recent research findings. The Health Hotline magazine was published 11 times during fiscal year 2019, and we expect the same publication frequency fiscal year 2020. The printed version of the Health Hotline magazine is mailed to subscribers and distributed in our stores. In addition, an electronic version of the Health Hotline magazine and a weekly electronic Health Hotline newsletter are distributed to subscribers via the internet. Generally, we negotiate with our suppliers for significantly lower costs on Health Hotline featured sale items, which in turn allows us to offer lower sale prices to our customers. Focused staff training at all locations occurs concurrently with the release of each Health Hotline to ensure that store staff are familiar with the content in each issue.

Sponsorships and Special Promotions. In May 2019, we entered into a sponsorship arrangement with Alterra Mountain Company, the owner of the Steamboat and Winter Park ski resorts in Colorado, pursuant to which: (i) the Company has been designated, on an exclusive basis, the official grocery store of those resorts and (ii) the Company is receiving a variety of marketing and brand exposure at those resorts. During fiscal year 2019, we also sponsored a number of nutrition experts. In addition, in September 2019, 2018 and 2017, to coincide with Organic Harvest Month, we collected donations from our customers on behalf of the Organic Farmers Association.

During fiscal year 2019, we organized special promotions to coincide with certain calendar events, such as Resolution Reset Day in January, Earth Day in April, on the anniversary of the Company’s founding in August and during the entire month of September to coincide with Organic Harvest Month. Promotions included product discounts, sweepstakes drawings and nutrition education classes. We expect to continue offering similar special promotions and events in the future.

Website and Social Media. We maintain www.naturalgrocers.com as our official company website to host store information, sale and discount offers, educational materials, product and standards information, policies and contact forms, advocacy and news items and e-commerce capabilities. Our website is intended to be part of an overall enhanced branding strategy to more effectively communicate our brand’s unique and compelling attributes, including our founding principles. In September 2018, we launched a new website that was designed to offer a more personalized and convenient online experience for our customers. The website features enhanced product and recipe search interfaces and improved functionality with mobile and tablet devices. We believe the continued growth of site visitors, page views and other metrics of our website activity indicates that our content is timely and informative to the communities we serve. Our website is interlinked with other online and social media outlets, including Facebook, Instagram, Twitter, Pinterest and YouTube. During fiscal year 2019, we continued to increase our investment in paid and organic placements on platforms such as Facebook, Twitter and Instagram, resulting in enhanced social media reach. We expect to continue investing in digital engagement activities during fiscal year 2020.

Advertising. Our advertising activities in fiscal year 2019 included: (i) conducting television advertising campaigns in 12 markets; (ii) conducting radio advertising campaigns in support of new store openings and store relocations; (iii) conducting outdoor advertising campaigns in approximately 80 markets; (iv) conducting targeted direct mail campaigns in select markets, and (v) utilizing organic search, search engine marketing, search engine optimization and display advertisements to deliver more customer traffic to our website and stores.

Home Delivery Services. We offer online ordering and home delivery services in select markets in partnership with a third party. During fiscal year 2019, we expanded our home delivery services offering from 118 to 151 stores.

New Store Openings. We use various targeted marketing efforts to support the successful introduction of our new stores in their individual markets. In addition to the distribution of our Health Hotline magazine and Internet and social media efforts targeted to the region, we utilize direct mail distribution of a series of introductory postcards promoting our brand and providing discounts and other incentives for new customers. We also focus on community relationship-building activities, including a series of lectures and cooking and other demonstrations in each new store’s community room and/or demonstration kitchen. Other new store promotional activities include gift card and prize giveaways, musical performances, appearances by our sponsorship partners and participation by local community leaders and organizations.

Online Pre-Ordering of Holiday Turkeys. We offer an online process to pre-order organic and free-range turkeys for the Thanksgiving and Christmas holidays.

Competition

The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway; domestic mass or discount retailers such as Wal-Mart and Target; natural and gourmet markets such as Whole Foods and The Fresh Market; foreign-based discount retailers such as Aldi and Lidl; specialty food retailers such as Sprouts and Trader Joe’s; warehouse clubs such as Sam’s Club and Costco; dietary supplement retailers such as GNC and The Vitamin Shoppe; online retailers such as Amazon; meal delivery services; independent health food stores; drug stores; farmers’ markets; food co-ops; and multi-level marketers. Competition in the grocery industry is likely to intensify, and shopping dynamics may shift, as a result of, among other things, industry consolidation, expansion by existing competitors and the increasing availability of grocery ordering, pick-up and delivery options. These businesses compete with us on the basis of price, selection, quality, customer service, convenience, location, store format, shopping experience, ease of ordering and delivery or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We also face internally generated competition when we open new stores in markets we already serve. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage.

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

Trademarks and Other Intellectual Property

We believe that our intellectual property is important to the success of our business. We have received the registration of trademarks not only for Vitamin Cottage and Health Hotline but also for our logo, Natural Grocers by Vitamin Cottage® and Vitamin Cottage Natural Grocers® for appropriate categories of trade. In addition, we have received the registration of service marks for EDAP – Every Day Affordable Price, {N}power, Organic Headquarters®, Organic Month Headquarters®, Organic Produce Headquarters®, Natural Grocers Cottage Wine and Craft Beer® and Resolution Reset Day and the registration of a trademark for These Came First®. We do not own or license for use any patents, franchises or concessions that are material to our business. Our trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are properly maintained.

Information Technology Systems

We have made significant investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems. We use an ERP system with an integrated merchandise management, reporting and accounting system at all of our stores, as well as at our bulk food repackaging facility and distribution center and for corporate functions including accounting, reporting and purchasing. Our ERP system application support and hardware functions are outsourced, which allows us to focus on our core business. We also have an enterprise-wide HRIS, which has enabled us to more efficiently and effectively manage our human resources and payroll needs at all locations. During fiscal year 2018, we implemented a company-wide scheduling system for our stores, deployed new handheld technology at all our stores and started to deploy VoiP telephony solutions at our stores. During fiscal year 2019, we began to leverage cloud technology in our information technology systems and continued the deployment of VoiP telephony solutions at our stores. We plan to continue investing in our information technology infrastructure with systems that scale with and add efficiencies to our operations as we continue to grow.

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

Food Products. The FDA has comprehensive authority to regulate the safety of food and food ingredients (including pet food and pet food ingredients but excluding meat, poultry, catfish and certain egg products, which are regulated by USDA) under the Federal Food, Drug, and Cosmetic Act (the FDCA). The USDA’s Food Safety Inspection Service regulates and regularly inspects meat, poultry, catfish and certain egg products to assure that these products are safe, wholesome and correctly labeled and packaged under the Federal Meat Inspection Act and the Poultry Products Inspection Act.

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

The FDA also exercises broad jurisdiction over the labeling and promotion of food and dietary supplements. Labeling is a broad concept that, under most circumstances, extends even to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to standards of product identity, net quantity/weight, nutrition facts labeling, ingredient statements, identity and location of manufacturer/packer/distributor, and allergen disclosures. The FDA also regulates the use of structure/function claims (e.g., “calcium builds strong bones”), qualified health claims (e.g., "adequate calcium throughout life may reduce the risk of osteoporosis"), nutrient content claims (e.g., “high in antioxidants”) and “natural” and “all natural” claims. “Organic” claims, however, are primarily regulated by the USDA. Certain new food labeling requirements, including disclosure of calories and other nutrient information, are scheduled to go into effect on January 1, 2020 for manufacturers with $10.0 million or more in annual food sales and on January 1, 2021 for manufacturers with less than $10.0 million in annual food sales.

Dietary Supplements. The FDA also has comprehensive authority to regulate the safety of dietary supplements, dietary ingredients, labeling and current good manufacturing practices. The Dietary Supplement Health and Education Act (DSHEA), enacted in 1994, greatly expanded the FDA’s regulatory authority over dietary supplements. Through DSHEA, dietary supplements became a separately regulated subcategory of food and the FDA was empowered to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements, including quality control, packaging and labeling. DSHEA also expressly permits dietary supplements to make label claims and promotional statements describing how a product affects the structure, function and general well-being of the body, although no statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, treat or prevent a disease, which are claims reserved for drug products that are regulated separately by the FDA.

FDA Enforcement. The FDA has broad authority to enforce the provisions of the FDCA applicable to the safety, labeling, manufacturing, transport and promotion of foods and dietary supplements, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention of food, request or order a recall of illegal food products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution. Pursuant to the FSMA, the FDA also has the power to deny the import of any food or dietary supplement from a foreign supplier that is not appropriately verified as being in compliance with all FDA laws and regulations. Moreover, the FDA has the authority to administratively suspend the registration of any facility that produces or processes food, including supplements, that it deems to present a reasonable probability of causing serious adverse health consequences. In the past year, the FDA has dramatically increased enforcement actions against nutritional supplement companies, issuing dozens of warning letters regarding products that make impermissible drug claims related to treatments and cures for various diseases.

Food and Dietary Supplement Advertising. In addition to the FDA’s regulatory control over product labeling, the FTC also exercises jurisdiction over the advertising of foods and dietary supplements, including the use of “green” claims on products, general claims about environmental benefits, claims about the geographic origin of products (e.g. “Made in the USA”) and claims about whether product packaging is recyclable or compostable. The FTC has the power to institute monetary sanctions and the imposition of “consent decrees” and penalties that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. In addition, private parties are increasingly initiating broad consumer class actions against food and dietary supplement manufacturers for false or misleading labeling and/or advertising.

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

We regularly train our in-store employees to provide an educational customer service approach that is ethical, honest and accurate and that does not cross over into a scope of practice reserved for licensed healthcare professionals. For example, our employees are not allowed to discuss any “disease” or “cures.” Instead, we focus on how the structure and function of the body is affected by lifestyle choices and the different nutritional components of an individual’s diet, including those contained in dietary supplements. Our customers are encouraged to make informed decisions about their diet, lifestyle and possible need for supplementation. Our NHCs are responsible for overseeing compliance with FDA, USDA and FTC regulations. While we believe that our nutrition education practices are in compliance with federal and state requirements, a finding to the contrary could pose significant issues with respect to our business and our reputation among our customers or otherwise have a material adverse effect on our business.

New or revised federal, state and local laws and regulations affecting our business or our industry, such as those relating to industrial hemp products and genetically modified (bioengineered) foods, could result in additional compliance costs and civil remedies. The risks associated with these laws and regulations are further described under the caption “Risk Factors.”

Segment Information

We have one reporting segment, natural and organic retail stores, through which we conduct all of our business. Please see the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2019, set forth in Part IV of this Form 10-K, for financial information regarding this segment.

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

During fiscal years 2019 and 2018, we opened six and eight new stores, respectively. We plan to open five to six new stores and relocate one to two existing stores in fiscal year 2020. We expect our rate of new store unit growth in the foreseeable future to be comparable to recent years, depending on economic and business conditions and other factors. Delays or failures in opening new stores, or achieving lower than expected sales in new stores, could materially and adversely affect our growth. Our plans for continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ and may require us to upgrade our management information system and our distribution infrastructure. We currently operate a single bulk food repackaging facility and distribution center, which houses our bulk food repackaging operation. In order to support our recent and expected future growth and to maintain the efficient operation of our business, we may need to add additional capacity in the future. These increased demands and operating complexities could cause us to operate our business less efficiently, which could materially and adversely affect our operations, financial performance and future growth.

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

We have actively pursued new store growth and plan to continue doing so in the future (although the rate of new store unit growth in the foreseeable future is expected to be comparable to recent years, depending on economic and business conditions and other factors). Our new store openings may not be successful or reach the sales and profitability levels of our existing stores. Although we target particular levels of cash-on-cash returns and capital investment for each of our new stores, new stores may not meet these targets. Any store we open may not be profitable or achieve operating results similar to those of our existing stores. New store openings may negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution to overall profitability during the initial period following opening. New stores build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our existing stores. New stores may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all. This may have an adverse effect on our business, financial condition and operating results.

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

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding healthy lifestyles, dietary preferences, convenient meal options, natural and organic products, dietary supplements, ingredient transparency and sustainability and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, scientific research or findings regarding the benefits or efficacy of these products, reduced or changed consumer choices and the cost or sustainability of these products. Our store offerings are comprised of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings, including as a result of, among other things, reductions or changes in our offerings, could have a material adverse effect on our business. Additionally, negative publicity regarding the safety of natural and organic products or dietary supplements, or new or upgraded regulatory standards, may adversely affect demand for the products we sell and could result in lower customer traffic, sales and results of operations.

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

Our store sales growth and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our store sales growth and quarterly financial performance, including:

●	changes in our merchandising strategy or product mix;

●	the performance of our newer and remodeled stores;

●	the effectiveness of our inventory management;

●	the timing and concentration of new store openings, and the related additional human resource requirements and pre-opening and other start-up costs;

●	slowing in the natural and organic retail sector;

●	the cannibalization of existing store sales by our new store openings;

●	levels of pre-opening expenses associated with new stores;

●	the timing and effectiveness of our marketing activities;

●	consumer preferences, buying trends and spending levels;

●	food and commodity price inflation or deflation;

●	the number and dollar amount of customer transactions in our stores;

●	seasonal fluctuations due to weather conditions and extreme weather-related disruptions;

●	our ability to generate new and repeat visits to our stores and adequate levels of customer engagement;

●	actions by our existing or new competitors, including pricing changes and delivery and fulfillment options;

●	regulatory changes affecting availability and marketability of products;

●	supply shortages or other operational disruptions; and

●	general United States economic conditions and, in particular, the retail sales environment.

Accordingly, our results for any one fiscal year or quarter are not necessarily indicative of the results to be expected for any other year or quarter. Our comparable store sales during any particular future period may decrease. In the event of any future decrease, the price of our common stock could decline. For more information on our results of operations for fiscal years 2018 and 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Adverse economic conditions and political instability could adversely affect our business, results of operations and financial condition and could negatively impact our ability to execute our growth strategy.

Adverse and uncertain economic conditions could adversely impact demand for the products we sell in our stores. Consumer spending and levels of disposable income, including spending for natural and organic grocery and dietary supplement products that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wages, inflation, interest rates, the availability of credit, tax rates, fuel and energy costs, housing market conditions, general business conditions, consumer confidence and consumer perceptions of economic conditions. In the event of an economic slowdown or recession, consumer spending could be adversely affected, and we could experience lower net sales than expected. We could be forced to delay or slow our new store growth plans, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to manage normal commercial relationships with our suppliers, manufacturers of our private label products, distributors, customers and creditors may suffer. Customers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, customers may reduce the amount of natural and organic products that they purchase and instead purchase conventional offerings, which generally have lower retail prices, at other stores. In addition, consumers may choose to purchase private label products at other stores rather than branded products because they are generally less expensive. Suppliers may become more conservative in response to these conditions and seek to reduce their production.

Economic conditions and consumer spending may also be adversely impacted by political instability. The outbreak or escalation of war, the occurrence of terrorist acts or other hostilities in or affecting the United States, or concerns regarding epidemics in the United States or in international markets could also lead to a decrease in spending by consumers or may cause our customers to avoid visiting our stores.

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

The markets for natural and organic groceries and dietary supplements are large, fragmented and highly competitive, with few barriers to entry. Our competition varies by market and includes conventional supermarkets, natural, gourmet and specialty food markets, mass and discount retailers, foreign-based discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, online retailers and multi-level marketers. These businesses compete with us on the basis of price, selection, quality, customer service, convenience, location, store format, shopping experience, ease of ordering and delivery or any combination of these or other factors. They also compete with us for products and locations. To the extent our competitors lower their prices, our ability to maintain sales levels and operating margins may be negatively impacted. In addition, some of our competitors are expanding their natural and organic food offerings, increasing the space allocated to natural and organic foods and enhancing options of engaging with and delivering their products to customers. Many of our competitors are larger, more established and have greater financial, marketing and other resources than we do, and may be able to adapt to changes in consumer preferences more quickly, devote greater resources to the marketing and sale of their products, or generate greater brand recognition. In addition, we face internally generated competition when we open new stores in markets we already serve. An inability to compete effectively may cause us to lose market share to our competitors and could have a material adverse effect on our business, financial condition and results of operations.

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

If we or our third-party suppliers, including suppliers of our Natural Grocers brand private label products, fail to comply with applicable regulatory requirements or to meet our quality specifications, we could be required to take costly corrective action and our reputation could suffer. We do not own or operate any manufacturing facilities, except for our bulk food repackaging facility and distribution center discussed below, and therefore depend upon independent third-party vendors to produce our private label branded products, such as vitamins, minerals, dietary supplements, body care products, food products and bottled water. Third-party suppliers may not maintain adequate controls, including USDA and FDA mandated good manufacturing practices, with respect to product specifications and quality. Such suppliers may be unable to produce products on a timely basis or in a manner consistent with regulatory requirements. We depend upon our bulk food repackaging facility and distribution center for the majority of our private label bulk food products. We may also be unable to maintain adequate product specification and quality controls at our bulk food repackaging facility and distribution center, or produce products on a timely basis and in a manner consistent with regulatory requirements. In addition, we may be required to find new third-party suppliers of our private label products or to find third-party suppliers to source our bulk foods. There can be no assurance that we would be successful in finding such third-party suppliers that meet our quality guidelines.

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

Dietary Supplement Risks. Our sale of dietary supplements is subject to the FDA’s comprehensive regulatory authority under the FDCA, as amended by DSHEA. DSHEA greatly expanded the FDA’s regulatory authority over dietary supplements and empowered the FDA to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements, including quality control, packaging and labeling. Under DSHEA, no dietary supplement may bear a statement that expressly or implicitly represents that such supplement will diagnose, cure, treat or prevent a disease. If these laws and regulations were violated by our management, employees, suppliers, distributors or vendors, we could be subject to regulatory enforcement action, public warning letters, product recalls, fines, penalties and sanctions, including injunctions against the future shipment and sale of products, seizure and confiscation of products, prohibition on the operation of our stores, restitution and disgorgement of profits, operating restrictions and even criminal prosecution in some circumstances. In addition, other public and private actors are increasingly targeting dietary supplement retailers and manufacturers with class action lawsuits for selling products that allegedly fail to adhere to the requirements of FDCA and DSHEA, including for failing to adhere to current good manufacturing practices and for false or misleading product statements, as well as state common and statutory laws regarding deceptive trade practices.

In addition, DSHEA differentiates between old dietary ingredients, or ODIs (i.e., those ingredients present in the food supply prior to October 15, 1994, which require no pre-market notification to the FDA), and new dietary ingredients, or NDIs (i.e., those ingredients not present in the food supply prior to October 15, 1994, which do require pre-market notification to the FDA). The FDA has not yet issued final guidance regarding the identification of a NDI or the evidence needed to document a NDI’s safety, but when it does such guidance may increase the cost of compliance in establishing the identity and safety of a NDI. In addition, the FDA has not yet promulgated a definitive list of ODIs, but when it does, such a list of ODIs could disrupt the supply of any dietary supplements made from ingredients that are currently believed to pre-date DSHEA but are not ultimately classified as a ODI. Accordingly, changes in dietary supplement regulation could also materially adversely affect the cost and availability of the dietary supplement products that we sell.

Advertising and Products Claims Risks. We could also be the target of claims relating to false or deceptive advertising in connection with the marketing and advertisement of the products we sell, including under the auspices of the FTC, the consumer protection statutes of some states and some non-government watchdog groups. In addition, the FDA has aggressively enforced its regulations with respect to structure/function claims (e.g., “calcium builds strong bones”), health claims (e.g., "adequate calcium throughout life may reduce the risk of osteoporosis"), nutrient content claims (e.g., “high in antioxidants”) and other claims that impermissibly suggest therapeutic benefits for certain foods or food components. In addition, the number of private consumer class actions relating to false or deceptive advertising against food, beverage and nutritional supplement manufacturers has increased in recent years. These events could interrupt the marketing and sales of products in our stores, including our private label products, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our reputation could also suffer from real or perceived issues involving the labeling or marketing of products we sell as “natural.” Although the FDA and the USDA have each issued statements regarding the appropriate use of the word “natural,” and the FDA has indicated it intends to define the term, there is currently no single U.S. government-regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and a growing number of legal challenges. Plaintiffs have commenced class action litigation against a number of food companies and retailers that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims. Should we become subject to similar lawsuits or claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is ultimately determined to be unfounded. Adverse publicity about these matters may discourage consumers from buying our products. Further, the cost of defending against any such class actions could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Organic and GMO Claims. We are also subject to the requirements of the USDA’s National Organic Program (NOP), which establishes national standards for organically produced agricultural products. The NOP regulations assure our customers that products with the “USDA Organic” seal meet consistent and uniform standards. The failure of one or more of our suppliers to comply with the NOP regulations could cause a disruption in the supply of our product offerings. In addition, the USDA has recently set forth final rules on the labeling of food containing genetically modified ingredients. Since voluntary compliance with these rules does not begin until January 2020 and the deadline for mandatory compliance is not until January 1, 2022, we and our suppliers have some time to comply with these new labeling requirements.

FSMA Implementation Risks. The FSMA significantly expanded food safety requirements and the FDA’s regulatory authority over food safety. Voluminous regulations and rules issued under the FSMA are in varying degrees of implementation. In addition, the FSMA required the FDA to establish science-based minimum standards for the safe production and harvesting of produce and increase inspection of foreign and domestic facilities. With respect to both food products and dietary supplements, the FSMA meaningfully augmented the FDA’s ability to access both producers’ and suppliers’ records and added new records that must be created and maintained. The FSMA also requires the implementation of enhanced tracking and tracing of food and dietary supplements through production and distribution and, as a result, added recordkeeping burdens upon our suppliers. In addition, under the FSMA, the FDA now has the authority to inspect facilities, certifications and supplier documentation to evaluate whether foods and ingredients from our suppliers are compliant with applicable regulatory requirements. Such FDA inspections, and regulatory actions resulting therefrom, may require product recalls, delay the supply of certain products or result in certain products being unavailable to us for sale in our stores. The implementation of the FSMA requirements may be too expensive or too complicated for some of our suppliers, which may increase the cost, or curtail or eliminate the supply, of certain products that we purchase from small and/or local suppliers.

Homeopathic Products. In recent years, the FDA and FTC have increased their regulatory scrutiny of homeopathic products. In October 2019, the FDA released new draft guidance on homeopathic products, stating that the agency intends to take a risk-based approach to homeopathic products under which it will prioritize enforcement and regulatory actions involving certain categories of homeopathic products marketed without the required FDA approval. Although no final guidance has yet been issued, such guidance may require homeopathic products to be approved for sale under a new approval or review regimen or otherwise lessen their availability for us to sell in our stores.

Third-Party Risks. We rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory requirements and are made using FDA-mandated good manufacturing practices. In general, we seek certifications of compliance, representations and warranties, indemnification and/or insurance from our suppliers and contract manufacturers. However, even with adequate insurance and indemnification, the failure of any products to comply with applicable regulatory requirements could prevent us from marketing such products or require us to recall or remove such products from our stores. In addition, any claims of non-compliance could significantly damage our reputation and consumer confidence in the products we sell.

Other Regulatory Risks. We are also subject to laws and regulations more generally applicable to retailers, including labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, alcoholic beverage sales and handling and transport of products derived from industrial hemp. We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes could have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could materially and adversely affect our business, financial condition and results of operations.

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

Some of the activities of our NHCs, who, among other duties, provide nutrition oriented educational services to our customers, may be subject to state and federal regulation and oversight by professional organizations, or may be misconstrued by our customers as medical advice. In the past, the FDA has expressed concerns regarding summarized health and nutrition-related information that: (i) does not, in the FDA’s view, accurately present such information; (ii) diverts a consumer’s attention and focus from FDA-required nutrition labeling and information; or (iii) impermissibly promotes drug-type disease-related benefits. Although we provide training to our NHCs on relevant regulatory requirements, we cannot control the actions of such individuals, and our NHCs may not act in accordance with such regulations. If our NHCs or other employees do not act in accordance with regulatory requirements, we may become subject to penalties or litigation, which could have a material adverse effect on our business. We believe we are currently in compliance with relevant regulatory requirements, and we maintain professional liability insurance on behalf of our NHCs in order to mitigate risks associated with our NHCs’ nutrition oriented educational activities. However, we cannot predict the nature of future government regulation and oversight, including the potential impact of any such regulation on the services currently provided by our NHCs. Furthermore, the availability of professional liability insurance or the scope of such coverage may change, or our insurance coverage may prove inadequate, which may adversely impact the ability of our NHCs to provide some services to our customers. The occurrence of any such developments could negatively impact the perception of our brand, our sales and our ability to attract new customers.

Our future business, results of operations and financial condition may be adversely affected by reduced availability of certified organic products or products that meet our other internal standards.

Our ability to ensure a continuing supply of products and ingredients at competitive prices that satisfy our minimum standards depends on many factors beyond our control, such as the number and size of farms that grow organic crops, operate pasture-based dairies, maintain free-range laying hens and undertake to raise livestock without the use of growth hormones, antibiotics or concentrated confinement feeding; the vagaries of these farming businesses; and our ability to accurately forecast our sourcing requirements. The organic ingredients used in many of the products we sell are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, tornadoes, hurricanes and pestilences. Adverse weather conditions and natural disasters can lower herd, flock and crop yields and reduce size and quality, which in turn could reduce the available supply of, or increase the price of, organic ingredients. Certain products we purchase from our suppliers include organic ingredients sourced offshore, and the availability of such ingredients may be affected by events in other countries.

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

In addition, we and our suppliers compete with other food producers in the procurement of products that satisfy our minimum standards for organic produce, dairy products, eggs and meat, which are often less plentiful in the open market than conventional ingredients and products. This competition may increase in the future if consumer demand increases for organic produce, dairy products from pasture-raised animals, eggs from free-range or pastured hens, and meat from naturally raised livestock. If supplies of these products are reduced, or there is greater demand for such ingredients and products from us and others, we may not be able to obtain sufficient supply on favorable terms, or at all, which could impact our ability to supply products to our stores and may adversely affect our business, results of operations and financial condition.

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

UNFI is our single largest third-party supplier, accounting for approximately 65% of our total purchases in fiscal year 2019. In fiscal year 2016, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through May 31, 2021. In May 2018, we entered into an amendment to our agreement with UNFI pursuant to which we appointed Albert’s Organics, a wholly owned subsidiary of UNFI, as our primary supplier of organic produce products for the majority of our stores. If our distribution agreement with UNFI were terminated or not renewed, we may be unable to establish alternative distribution channels on reasonable terms or at all. Due to this concentration of purchases from a single third-party supplier, the cancellation or non-renewal of our distribution agreement with UNFI, or the disruption, delay or inability of UNFI to deliver product to our stores, could materially and adversely affect our business, financial condition and results of operations. In addition, if UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, that supplier’s operations may be disrupted, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We and certain of our vendors use overseas sourcing to varying degrees to manufacture some or all of the products we sell. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional import restrictions, unanticipated political changes, increased customs duties or tariffs, labor disputes, health epidemics, adverse weather conditions, crop failure, acts of war or terrorism, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could increase our costs and materially harm our business, financial condition and results of operations. Our business is also subject to a variety of other risks generally associated with indirectly sourcing goods from abroad, such as political instability, disruption of imports by labor disputes, currency fluctuations and local business practices. In addition, requirements imposed by the FSMA compel importers to verify that food products and ingredients produced by a foreign supplier comply with all applicable legal and regulatory requirements enforced by the FDA, which could result in certain products being deemed ineligible for import. In addition, the Department of Homeland Security may at times prevent the importation or customs clearance of certain products and ingredients for reasons unrelated to food safety.

Adverse weather conditions, natural disasters and the effects of climate change could disrupt our supply chain and adversely impact our sales and financial performance.

Adverse weather conditions and natural disasters could impact customer traffic at our stores, make it more difficult to fully staff our stores and, in more severe cases, such as hurricanes, earthquakes, floods, droughts, tornadoes or blizzards, eliminate the availability, or significantly increase the cost, of the products we sell, reduce or eliminate our ability to deliver supplies to the affected stores and cause closures of the affected stores, sometimes for prolonged periods of time. In addition, climate change could reduce or eliminate the availability, or significantly increase the cost, of the products we sell at our stores. The increasing frequency and unpredictability of adverse weather conditions may result in decreased customer traffic, less accurate year-to-year comparisons in sales, supply disruptions and other factors affecting our financial performance. Any of these situations could have a material adverse effect on our business, financial condition and results of operations.

Acts of violence at or threatened against our stores or the shopping centers in which they are located, including active shooter situations and terrorist acts, could adversely impact our sales, which could materially adversely affect our financial performance.

Any act of violence at or threatened against our stores or the shopping centers in which they are located, including active shooter situations and terrorist acts, may result in restricted access to our stores or store closures in the short-term and, in the long-term, may cause our customers and employees to avoid our stores. Any such situation could adversely impact customer traffic and make it more difficult to fully staff our stores, which could have a material adverse effect on our business, financial condition and results of operations.

If the United States were to withdraw from or materially modify the North American Free Trade Agreement (NAFTA) or certain international trade agreements, or if the United States were to withdraw from the World Trade Organization (the WTO), our business, financial condition and results of operations could be materially adversely affected.

Certain of the produce and other products that we sell at our stores are purchased, or contain ingredients sourced, from suppliers in Mexico, Canada and other foreign countries. President Donald Trump has expressed antipathy towards certain existing international trade agreements and organizations, including NAFTA and the United States’ membership in the WTO. In November 2018, the United States, Mexico and Canada signed the renamed United States-Mexico-Canada Agreement (USMCA), which is designed to overhaul and update NAFTA. The USMCA requires ratification by legislative bodies in all three countries before it can take effect. The USMCA has been ratified by the Mexican Senate, but remains subject to ratification in Canada and the United States. Although the USMCA is not yet effective, we believe that its provisions, as currently drafted, will not have a material adverse effect on our business, financial condition and results of operations. It remains unclear what actions, if any, President Trump will take with respect to NAFTA, other international trade agreements to which the United States is a party and the WTO. If the USMCA is not ratified and the United States were to withdraw from NAFTA, or if the United States were to withdraw from or materially modify other international trade agreements to which it is a party, or if the United States were to withdraw from the WTO, certain foreign-sourced goods that we sell may no longer be available at a commercially attractive price or at all, which in turn could have a material adverse effect on our business, financial condition and results of operations.

New or increased tariffs on the foreign-sourced goods that we sell or the foreign-sourced materials incorporated into such goods could have a material adverse effect on our business, financial condition and results of operations.

The Trump Administration has imposed tariffs on a broad range of foreign-sourced products and materials. In response, various trading partners of the United States have imposed retaliatory tariffs and other measures on goods manufactured in the United States and weakened their currencies against the United States Dollar. As of the date of this Form 10-K, it remains unclear what additional actions, if any, the Trump Administration will take with respect to tariffs on goods imported into the United States. The tariffs that have been imposed have resulted in higher costs for certain metal products that we purchase, such as store shelving and cans for our private label products. Although the tariffs imposed to date have not had a material impact on the cost or availability of the foreign-sourced goods that we sell or the foreign-sourced materials that are incorporated into such goods, there can be no assurance that this will continue to be the case. If existing tariffs were raised, or if new tariffs were imposed, on the foreign-sourced goods that we sell or the foreign-sourced materials that are incorporated into such goods, such goods and materials may no longer be available at a commercially attractive price or at all, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Executive, legislative or regulatory action that restricts or closes access to the United States market from Mexico or Canada could have a material adverse effect on our business, financial condition and results of operations.

Certain of the produce and other products that we sell at our stores are purchased, or contain ingredients sourced, from suppliers in Mexico and Canada. Since President Trump took office, tensions with Mexico and Canada over trade, immigration and other issues have increased. Such tensions could lead to executive, legislative or regulatory action to restrict or close access to the United States market from Mexico or Canada. If action were taken to restrict or close access to the United States market from Mexico or Canada, the produce and other products that we source from those countries may no longer be available or may not be available at commercially attractive prices, which in turn could have a material adverse effect on our business, financial condition and results of operations.

The current geographic concentration of our stores creates exposure to local economies, regional downturns, severe weather and other catastrophic occurrences.

As of September 30, 2019, we had primary store concentration in Colorado and Texas, operating 39 stores and 25 stores in those states, respectively. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population, competition, consumer preferences, wage increases, new or revised laws or regulations, fires, floods or other natural disasters in these regions. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our business, financial condition and results of operations.

If we fail to maintain our reputation and the value of our brand, our sales may decline.

We believe our continued success depends on our ability to maintain and grow the value of the Natural Grocers brand. Maintaining, promoting and positioning our brand and reputation will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Brand value is based in large part on perceptions of subjective qualities, and business incidents, whether isolated or recurring, can erode consumer trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. Our failure, or perceived failure, to achieve these objectives, or the tarnishing of our public image or reputation by negative publicity, could significantly reduce our brand value, trigger boycotts of our stores or products or demonstrations at our stores and have a materially adverse effect on our business, financial condition and results of operations. Sources of negative publicity may include, among others, social media posts, investment or financial community posts, concerns regarding the safety of natural and organic products or dietary supplements and poor reviews of our stores, products, customer service and employment environment.

Consumers or regulatory agencies may challenge certain claims made regarding the products we sell.

Our reputation could also suffer from real or perceived issues involving the labeling or marketing of the products we sell. Products that we sell may carry claims as to their origin, ingredients, efficacy or health benefits, including, by way of example, the use of the term “natural.” Although the FDA and USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single United States government-regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA and state attorneys general have taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components. Products not made from animal ingredients but identified on their labels as “meat” or “milk” or similar terms may also be subject to new regulatory constraints or legal challenges regarding the accuracy and legality of these terms. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying the products we sell. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims could be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have a material adverse effect on our business, financial condition and results of operations.

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

We repackage and distribute some of the products we sell through our bulk food repackaging facility and distribution center in Golden, Colorado. Any significant interruption in the operation of our bulk food repackaging and distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, power outages, labor disagreements, pathogen or toxic contamination, or shipping problems, could adversely impact our ability to receive and process orders, and distribute products to our stores. Such interruptions could result in lost sales, cancelled sales and a loss of customer loyalty to our brand. While we maintain business interruption and property insurance, if the operation of our distribution facility were interrupted for any reason causing delays in shipment of merchandise to our stores, our insurance may not be sufficient to cover losses we experience. This could have a material adverse effect on our business, financial condition and results of operations.

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

While all of our employees are currently non-union, our employees may attempt to organize and join a union. In recent years, the United Food and Commercial Workers Union sought unsuccessfully to organize workers at two of our stores. We could face union organizing activities at other locations. The unionization of all or a portion of our workforce could result in work slowdowns, could increase our overall costs and reduce the efficiency of our operations at the affected locations, could adversely affect our flexibility to run our business competitively, and could otherwise have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our lease costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all, and may not be able to find replacement locations that will provide for the same success as current store locations. Of the current leases for our stores, four expire in fiscal year 2020, nine expire in fiscal year 2021, three expire in fiscal year 2022, four expire in fiscal year 2023 and the remainder expire between fiscal years 2024 and 2062.

Any material disruption to or failure of our information systems could negatively impact our operations.

We rely extensively on a variety of information systems to effectively manage the operations of our growing store base, including for point-of-sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and usage errors by our employees. In addition, our information technology systems may also fail to perform as anticipated, and we may encounter difficulties in implementing new systems, adapting these systems to changing technologies or expanding them to meet the future needs and growth of our business. If our information systems are breached, disrupted, damaged, encrypted by ransomware, or fail to perform as designed, we may have to make significant investments to repair or replace them; suffer interruptions in our operations; experience data loss; incur liability to our customers, employees and others; face costly litigation, enforcement actions and penalties; and suffer harm to our reputation with our customers. Furthermore, changes in technology could cause our information systems to become obsolete, as a result of which it may be necessary to incur additional costs to upgrade such systems. If our information systems prove inadequate to handle our growth, we could lose customers, which could have a material adverse effect on our business, financial condition and results of operations. We are also vulnerable to certain risks and uncertainties associated with our website, including changes in required technology interfaces, website downtime and other technical failures and consumer privacy concerns.

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

In recent years, we have implemented numerous additional security protocols in order to further enhance security, including the installation of EMV, or chip and PIN, point-of-sale terminals at all our stores. However, there can be no assurance that data security breaches will not occur in the future, or that any such data security breach will be detected in a timely manner.

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

We believe that our trademarks or service marks, trade dress, copyrights, trade secrets, know-how and similar intellectual property are important to our success. In particular, we believe that the Natural Grocers by Vitamin Cottage name is important to our business, as well as to the implementation of our growth strategy. Our principal intellectual property rights include registered marks on Vitamin Cottage, Health Hotline, Natural Grocers by Vitamin Cottage, Vitamin Cottage Natural Grocers, EDAP - Every Day Affordable Price, {N}power, Organic Headquarters, Organic Month Headquarters, Organic Produce Headquarters, Natural Grocers Cottage Wine and Craft Beer, Resolution Reset Day and These Came First, common law intellectual property rights in certain other marks used in our business, copyrights of our website content, rights to our domain names, including www.naturalgrocers.com and www.vitamincottage.com, and trade secrets and know-how with respect to our product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark or service mark and copyright law, trade secret protection and confidentiality agreements with our employees and certain of our consultants, suppliers and others to protect our proprietary rights. If we are unable to defend or protect or preserve the value of our trademarks or service marks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

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

We could be materially, adversely affected if consumers lose confidence in the safety and quality of products we sell. There is substantial governmental scrutiny of and public awareness regarding food, cosmetics and dietary supplement safety. We believe that many customers hold us to a higher quality standard than other retailers. Many of the products we sell are vitamins, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. The products we sell could contain contaminated substances, and some of the products we sell contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human use or consumption of these ingredients could occur. Unexpected side effects, illness, injury or death caused by the products we sell could result in the discontinuance of sales of the products we sell or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment in which case our creditors could levy against our assets. The real or perceived sale of contaminated or harmful products could result in government enforcement action, private litigation and product recalls. Such an occurrence could also cause negative publicity regarding our company, brand or products, including negative publicity in social media. The real or perceived sale of contaminated or harmful products could therefore harm our reputation and net sales, have a material adverse effect on our business, financial condition and results of operations, or result in our insolvency.

Increases in the cost of raw materials could hurt our sales and profitability.

Costs of the raw agricultural commodities used in our private label products, including our bulk repackaged products, could increase. Such commodities are generally subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, tariffs, energy prices, price inflation and general economic conditions and other unpredictable factors. An increase in the demand for or a reduced supply of raw agricultural commodities could cause our vendors to seek price increases from us, which could cause the retail price we charge for certain products to increase, in turn decreasing our sales of such products. Supply shortages may cause certain items to be unavailable, which could negatively affect our sales. Our profitability may be adversely impacted as a result of such developments through reduced gross margins or a decline in the number and average size of customer transactions. The cost of construction materials we use to build and remodel our stores is also subject to significant price volatility based on market and economic conditions. Higher construction material prices could increase the capital expenditures needed to construct a new store or remodel an existing store and, as a result, could increase the rent payable by the Company under its leases.

Deflation could adversely affect our business.

In addition to inflation, our business could be affected by deflationary pressures. Decreases in food and commodity prices could negatively impact sales growth, operating margins and earnings if we or our competitors react by lowering retail prices. As a result, our operating results and financial condition could be materially adversely affected.

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

Our operations, which are characterized by transactions involving a high volume of customer traffic and a wide variety of product selections, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in certain other industries. Consequently, we may become a party to individual personal injury, product liability and other legal actions in the ordinary course of our business, including litigation arising from food-related illness or product labeling. In addition, our employees may from time to time bring lawsuits against us regarding injury, hostile work environment, discrimination, wage and hour disputes, sexual harassment or other employment-related issues. In recent years, there has been an increase in the number of discrimination and harassment claims across the United States generally. While these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, the outcome of litigation is difficult to assess or quantify. Additionally, we could be exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. While we maintain insurance, such coverage may not be adequate or may not cover a specific legal claim. Moreover, the cost to defend against litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in or perceptions of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation could have a material adverse effect on our business, financial position and results of operations.

Our credit facility could limit our operational flexibility.

We are party to a $50.0 million credit facility (our Credit Facility). Our Credit Facility is secured by a lien on substantially all of our assets and contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to incur additional indebtedness; grant liens; engage in certain merger, consolidation or asset sale transactions; make certain investments make loans, advances, guarantees or acquisitions; engage in certain transactions with affiliates; pay dividends or repurchase shares of our common stock; or permit certain sale and leaseback transactions without lender consent. We are also required to maintain certain financial measurements under our Credit Facility, including a consolidated leverage ratio. These covenants could restrict our operational flexibility, including our ability to open stores, and any failure to comply with these covenants or our payment obligations could limit our ability to borrow under our Credit Facility and, in certain circumstances, may allow the lender thereunder to require repayment.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could adversely impact our business.

As of September 30, 2019, we had outstanding indebtedness of $5.7 million under our Credit Facility. We may incur additional indebtedness in the future, including borrowings under our Credit Facility. Satisfying our debt repayment obligations may require us to divert funds identified for other purposes and could impair our liquidity position. Our inability to generate sufficient cash flow to satisfy our debt service obligations could have important consequences, including:

●	reducing our ability to execute our growth strategy and open new stores;

●	impacting our ability to continue to execute our operational strategies in existing stores;

●	impairing our liquidity position;

●	impacting our ability to obtain merchandise from our vendors;

●	requiring us to delay capital expenditures and divert funds intended for other purposes;

●	increasing our vulnerability to competitive and general economic conditions;

●	placing us at a competitive disadvantage compared to our competitors that have less debt;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

●	adversely affecting our ability to borrow additional funds for working capital, capital expenditures, acquisitions, share repurchases, dividends or other general corporate purposes.

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

In May 2016, our Board of Directors (the Board) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of our common stock. In May 2018, our Board authorized a two-year extension of the share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020. We have financed, and intend to continue financing, the share repurchase program through borrowings under our Credit Facility. Such borrowings will reduce the amount of capital available under our Credit Facility for other purposes, including our working capital needs, capital expenditures and funding the execution of our growth strategy. Repurchases under the share repurchase program may therefore adversely affect our liquidity, which in turn could impact our profitability, financial condition and results of operations. In addition, repurchases under the share repurchase program will reduce the number of shares of our common stock available for purchase and sale in the public market, which could affect the market price of our common stock.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as accounting for leases, inventories, useful lives of long-lived assets for depreciation and amortization, goodwill and intangible assets, impairment of finite-lived intangible and long-lived assets, self-insurance reserves, income taxes and share-based compensation assumptions, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in underlying estimates, assumptions or judgments could significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations. As a result, changes in accounting standards may materially impact our reported results of operations. For example, we expect our adoption of Accounting Standards Update 2016-02, “Leases,” Topic 842, effective for our first quarter of fiscal year 2020, will result in a material increase in lease liabilities and right-of-use assets on our consolidated balance sheet. In addition, we anticipate that the transition of several of our financing leases to operating leases under the new standard will result in an increase in rent expense, partially offset by reductions to depreciation and interest expense. However, we do not expect that the adoption of ASU 2016-02 will have an impact on our cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements.”

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

The market price of our common stock is likely to fluctuate significantly from time to time in response to a number of factors, most of which we cannot control, including those described under “—Risks related to our business” and the following:

●	differences between our actual financial and operating results and those expected by investors;

●	fluctuations in our quarterly comparable store sales growth;

●	changes in our new store growth rate;

●	competitive conditions in our industry;

●	general economic conditions;

●	changes in our earnings guidance;

●	a reduction in the amount of cash dividends on our common stock, the suspension of those dividends or a failure to meet market expectations regarding potential dividend increases;

●	a change in the recommendation by any research analyst that follows our stock or any failure to meet the estimates made by research analysts;

●	the level and quality of securities research analyst coverage for our common stock;

●	investor perceptions of our prospects and the prospects of the grocery and dietary supplement industries;

●	the performance of our key vendors;

●	announcements by us, our vendors or our competitors regarding performance, strategy, significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

●	introductions of new product or new pricing policies by us or our competitors; and

●	failure to recruit or retain key personnel.

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

Members of the Isely family and certain persons, entities and accounts subject to a stockholders agreement relating to voting and limitations on the sale of shares, own or control approximately 59.3% of our common stock. Due to their holdings of common stock, members of the Isely family are able to continue to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, an amendment of our certificate of incorporation (except when a class vote is required by law), any merger or consolidation requiring common stockholder approval, and a sale of all or substantially all of the Company’s assets. Members of the Isely family have the ability to prevent change-in-control transactions as long as they maintain voting control of the Company. In addition, members of the Isely family and trusts controlled by them entered into a stockholders agreement by which they agreed to aggregate their voting power with regard to the election of directors.

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

We may not be able to continue paying dividends on our common stock.

On November 13, 2019, our Board approved the initiation of a quarterly cash dividend of $0.07 per share of common stock. The initial quarterly cash dividend will be paid on December 17, 2019 to stockholders of record as of the close of business on December 2, 2019. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board and will depend on many factors, including our available cash, working capital, financial condition, earnings, results of operations and capital requirements; the covenants in our credit agreement; applicable law; and other business considerations that our Board considers relevant. A reduction in the amount of cash dividends on our common stock, the suspension of those dividends or a failure to meet market expectations regarding our dividends could have a material adverse effect on the market price of our common stock. If we do not pay cash dividends on our common stock in the future, realization of a gain on an investment in our common stock will depend entirely on the appreciation of the price of our common stock, which may not occur.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, our common stock price could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. One analyst currently covers our stock. If one or more analysts cease to cover our company or fail to publish reports on us regularly, we may lose visibility in the financial markets, which could cause our stock price or trading volume to decline. Moreover, if one or more analysts who cover our company downgrade our common stock, or if our operating results do not meet their expectations, our common stock price could decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of September 30, 2019, we had 153 stores located in 19 states, as shown in the following chart:

State	Number of Stores
Arizona	12
Arkansas	3
Colorado	39
Idaho	4
Iowa	6
Kansas	8
Minnesota	1
Missouri	5
Montana	4
Nebraska	3
Nevada	3
New Mexico	5
North Dakota	3
Oklahoma	6
Oregon	13
Texas	25
Utah	8
Washington	3
Wyoming	2

During the fiscal years ended September 30, 2019 and 2018, we opened six and eight new stores, respectively. We plan to open five to six new stores in fiscal year 2020, of which one new store opened during the first quarter of fiscal year 2020 prior to the filing of this Form 10-K. During fiscal year 2019, we relocated five existing stores. We plan to relocate one to two stores in fiscal year 2020. We have signed leases for an additional five new stores, and have purchased the property for an additional two new stores, that we expect to open in fiscal years 2020 and beyond.

Our home office is located in Lakewood, Colorado. We occupy our home office under a lease covering approximately 35,000 square feet; this facility is co-located with one of our stores. Additionally, we lease a 150,000 square foot bulk food repackaging facility and distribution center located in Golden, Colorado. That facility also houses a training center and certain administrative support functions.

As of September 30, 2019, we owned buildings in which six of our stores are located. Five of those buildings are located on land that is leased pursuant to a ground lease; the remaining store is on land owned by the Company. In addition, as of September 30, 2019, the Company had purchased the property for two new stores which we expect to open in fiscal year 2020. Lease terms typically range between 10 and 20 years, with additional renewal options. Of the current leases for our stores, four expire in fiscal year 2020, nine expire in fiscal year 2021, three expire in fiscal year 2022, four expire in 2023 and the remainder expire between fiscal years 2024 and 2062. We expect that we will be able to renegotiate these leases or relocate these stores as necessary.

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

Holders of Record

As of December 2, 2019, there were 172 holders of record of our common stock, and the closing price of our common stock was $9.23.

Dividend Policy

To date, we have not paid cash dividends on our common stock.

On November 13, 2019, our Board approved the initiation of a quarterly cash dividend per share of common stock. The initial quarterly cash dividend of $0.07 per share of common stock will be paid on December 17, 2019 to stockholders of record as of the close of business on December 2, 2019. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board and will depend on many factors, including our available cash, working capital, financial condition, earnings, results of operations and capital requirements; the covenants in our credit agreement; applicable law; and other business considerations that our Board considers relevant. Our Credit Facility provides that so long as no default exists or would arise as a result thereof, Vitamin Cottage Natural Food Markets, Inc. (the operating company) may pay cash dividends to Natural Grocers by Vitamin Cottage, Inc. (the holding company) in an amount sufficient to allow the holding company to: (i) pay various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business and (ii) repurchase shares of common stock and pay dividends on our common stock in an aggregate amount not to exceed $10.0 million during any fiscal year. See “We may not be able to continue paying dividends on our common stock” under “Item 1A. Risk Factors.”

Use of Proceeds From Registered Securities

None.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Certain information about our share repurchases is set forth under the heading "Stockholders’ Equity - Share Repurchases" in Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

	Year ended September 30,
	2019	2018	2017	2016	2015
Statements of Income Data (dollars in thousands):
Net sales	$903,582	849,042	769,030	705,499	624,678
Cost of goods sold and occupancy costs	664,829	623,469	556,694	503,727	442,582
Gross profit	238,753	225,573	212,336	201,772	182,096
Store expenses	197,792	186,741	174,350	156,158	132,131
Administrative expenses	22,837	21,506	20,089	19,242	17,514
Pre-opening and relocation expenses	1,358	2,273	3,799	5,993	3,822
Operating income	16,766	15,053	14,098	20,379	28,629
Interest expense, net	(4,952)	(4,560)	(3,793)	(3,044)	(2,993)
Income before income taxes	11,814	10,493	10,305	17,335	25,636
(Provision for) benefit from income taxes	(2,398)	2,168	(3,414)	(5,864)	(9,432)
Net income	$9,416	12,661	6,891	11,471	16,204
Per Share Data:
Net income per share of common stock (EPS)
Basic	$0.42	0.57	0.31	0.51	0.72
Diluted	$0.42	0.56	0.31	0.51	0.72
Shares used in computation of EPS
Basic	22,424,328	22,361,898	22,453,409	22,492,986	22,490,260
Diluted	22,554,603	22,413,038	22,463,675	22,507,152	22,500,833
Other Financial Data (Unaudited) (dollars in thousands):
EBITDA(1)	$45,743	44,483	43,609	45,912	49,966
EBITDA margin(2)	5.1%	5.2	5.7	6.5	8.0
Adjusted EBITDA(1)	$46,123	45,068	43,609	45,912	49,966
Adjusted EBITDA margin(2)	5.1%	5.3	5.7	6.5	8.0

Other Operating Data (Unaudited):
Number of stores at end of period	153	148	140	126	103
Number of stores opened during the period	6	8	14	23	16
Number of stores relocated and remodeled during the period	5	3	2	5	2
Change in comparable store sales(3)	3.1%	5.8	(0.2)	1.7	5.9
Change in daily average comparable store sales(3)	3.1%	5.8	0.1	1.4	5.9
Change in mature store sales(4)	2.1%	3.0	(1.9)	(0.7)	2.6
Change in daily average mature store sales(4)	2.1%	3.0	(1.6)	(1.0)	2.6

Gross square footage at end of period(5)	2,522,906	2,378,240	2,260,914	2,031,711	1,668,534
Selling square footage at end of period(5)	1,637,150	1,565,498	1,483,413	1,331,785	1,089,020
Average comparable store size (gross square feet)(6)	16,297	16,149	16,125	16,239	15,579
Average comparable store size (selling square feet)(6)	10,663	10,596	10,570	10,581	10,250
Comparable store sales per selling square foot during period(7)	$556	547	577	645	678

	As of September 30,
	2019	2018	2017	2016	2015
Selected Balance Sheet Data (dollars in thousands):
Cash and cash equivalents	$6,214	9,398	6,521	4,017	2,915
Total assets	327,114	307,083	299,991	282,246	233,924
Total debt(8)	58,212	54,334	61,820	59,335	27,607
Total stockholders’ equity	156,906	146,726	133,883	126,725	115,488

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

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Year ended September 30,
	2019	2018	2017	2016	2015
Net income	$9,416	12,661	6,891	11,471	16,204
Interest expense, net	4,952	4,560	3,793	3,044	2,993
Provision for (benefit from) income taxes	2,398	(2,168)	3,414	5,864	9,432
Depreciation and amortization	28,977	29,430	29,511	25,533	21,337

EBITDA	45,743	44,483	43,609	45,912	49,966
Impairment of long-lived assets and store closing costs	380	585	—	—	—
Adjusted EBITDA	$46,123	45,068	43,609	45,912	49,966

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

(8)

Total debt includes capital and financing lease obligations and outstanding borrowings under our Credit Facility. As of September 30, 2019 and 2018, $5.7 million and $13.2 million, respectively, was outstanding under our Credit Facility.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of September 30, 2019, we operated 153 stores in 19 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from approximately 5,000 to 16,000 selling square feet. For the year ended September 30, 2019, our new stores averaged approximately 10,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. Over the last five fiscal years, our store base has grown at a compound annual growth rate of 12%, including six, eight and 14 new stores in fiscal years 2019, 2018 and 2017, respectively. We relocated five existing stores in fiscal year 2019. We plan to open five to six new stores and relocate one to two stores in fiscal year 2020. Between September 30, 2019 and the date of this Form 10-K, we have opened one new store in Louisiana. As of the date of this report, we also have signed leases for an additional five new store locations expected to open in fiscal years 2020 and beyond. In addition, the Company had purchased the property for two additional new stores.

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

●	Net sales. Net sales were $903.6 million for the year ended September 30, 2019, an increase of $54.5 million, or 6.4%, compared to net sales of $849.0 million for the year ended September 30, 2018.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the year ended September 30, 2019 each increased 3.1% from the year ended September 30, 2018.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the year ended September 30, 2019 each increased 2.1% from the year ended September 30, 2018. For fiscal year 2019, mature stores include all stores open during or before fiscal year 2014.

●

Net income. Net income was $9.4 million for the year ended September 30, 2019, a decrease of $3.2 million, or 25.6%, compared to net income of $12.7 million for the year ended September 30, 2018. Net income for the year ended September 30, 2018 was favorably impacted by $4.3 million due to the non-cash remeasurement of our deferred tax assets and liabilities as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Reform Act). Excluding the favorable impact of the remeasurement of our deferred tax assets and liabilities, net income for the year ended September 30, 2018 was $8.3 million.

●

EBITDA. EBITDA was $45.7 million in the year ended September 30, 2019, an increase of $1.3 million, or 2.8%, compared to EBITDA of $44.5 million for the year ended September 30, 2018. EBITDA is not a measure of financial performance under GAAP. Refer to the “Selected Financial Data” section of this Form 10-K for a definition of EBITDA and a reconciliation of the Company’s net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $46.1 million in the year ended September 30, 2019, an increase of $1.0 million, or 2.3%, compared to Adjusted EBITDA of $45.1 million for the year ended September 30, 2018. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Selected Financial Data” section of this Form 10-K for a definition of Adjusted EBITDA and a reconciliation of the Company’s net income to Adjusted EBITDA.

●

Liquidity. As of September 30, 2019, cash and cash equivalents was $6.2 million. As of September 30, 2019, $5.7 million was outstanding and $43.3 million was available for borrowing under our $50.0 million Credit Facility. As of September 30, 2019, the Company had outstanding letters of credit of $1.0 million, which amount was reserved against the amount available for borrowing under the terms of our Credit Facility.

●

New store growth. We opened 67 new stores between the beginning of fiscal year 2015 and the end of fiscal year 2019, with 153 stores open as of September 30, 2019. We opened six new stores in fiscal year 2019.

●

Store Relocations and Remodels. We relocated 15 stores between the beginning of fiscal year 2015 and the end of fiscal year 2019. We relocated five existing stores in fiscal year 2019. We remodeled two stores between the beginning of fiscal year 2015 and the end of fiscal year 2019. No remodels were completed in fiscal year 2019.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, the price of commodities, the political environment and consumer confidence. In this regard, we believe our financial results for the year ended September 30, 2019 reflected relative improvement in the oil and gas markets we serve, although they generally continue to lag behind our non-oil and gas markets.

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue into the foreseeable future. Our financial results for the year ended September 30, 2019 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

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

●

Increased Competition. The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway; mass or discount retailers such as Wal-Mart and Target; natural and gourmet markets such as Whole Foods and The Fresh Market; foreign-based discount retailers such as Aldi and Lidl; specialty food retailers such as Sprouts and Trader Joe’s; warehouse clubs such as Sam’s Club and Costco; dietary supplement retailers such as GNC and The Vitamin Shoppe; online retailers such as Amazon; meal delivery services; independent health food stores; drug stores; farmers’ markets; food co-ops; and multi-level marketers. Competition in the grocery industry is likely to intensify, and shopping dynamics may shift, as a result of, among other things, industry consolidation, expansion by existing competitors, and the increasing availability of grocery ordering, pick-up and delivery options. These businesses compete with us on the basis of price, selection, quality, customer service, convenience, location, store format, shopping experience, ease of ordering and delivery or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We also face internally generated competition when we open new stores in markets we already serve. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage.

Outlook

We believe there are several key factors that have contributed to our success and will enable us to increase our comparable store sales and continue to profitably expand. These factors include a loyal customer base, increasing basket size, growing consumer interest in nutrition and wellness, a differentiated shopping experience that focuses on customer service, nutrition education and a convenient shopper-friendly retail environment, and our focus on high quality, affordable natural and organic groceries and dietary supplements.

We plan for the foreseeable future to continue opening new stores and entering new markets. The rate of new store unit growth in the foreseeable future is expected to be comparable to recent years, depending on economic and business conditions and other factors. During the past few years, we have enhanced our infrastructure to enable us to support our continued growth. In addition, in recent years we believe we have enhanced customer loyalty and increased customer engagement by expanding our digital and social media presence and further developing the {N}power customer loyalty program. In September 2018, we launched a new website (www.naturalgrocers.com) which was designed to offer a more personalized and convenient online experience for our customers, enhanced product and recipe search interfaces and improved functionality with mobile and tablet devices.

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

Income tax expense

The Tax Reform Act, enacted on December 22, 2017, changed various corporate income tax provisions within the existing Internal Revenue Code, including reducing the corporate federal income tax rate from 35% to 21%. Income tax expense also includes excess tax benefits and deficiencies related to the vesting of restricted stock units.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Year ended September 30,
	2019	2018	2017
Statements of Income Data:*

Net sales	100.0%	100.0	100.0
Cost of goods sold and occupancy costs	73.6	73.4	72.4
Gross profit	26.4	26.6	27.6
Store expenses	21.9	22.0	22.7
Administrative expenses	2.5	2.5	2.6
Pre-opening and relocation expenses	0.2	0.3	0.5
Operating income	1.9	1.8	1.8
Interest expense, net	(0.5)	(0.5)	(0.5)
Income before income taxes	1.3	1.2	1.3
(Provision for) benefit from income taxes	(0.3)	0.3	(0.4)
Net income	1.0%	1.5	0.9
__________________________
*Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	153	148	140
Store unit count increase period over period	3.4%	5.7	11.1
Change in comparable store sales	3.1%	5.8	(0.2)
Change in daily average comparable store sales	3.1%	5.8	0.1
Change in mature store sales	2.1%	3.0	(1.9)
Change in daily average mature store sales	2.1%	3.0	(1.6)

Year ended September 30, 2019 compared to Year ended September 30, 2018

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Change in
	2019	2018	Dollars	Percent
Statements of Income Data:
Net sales	$903,582	849,042	54,540	6.4%
Cost of goods sold and occupancy costs	664,829	623,469	41,360	6.6
Gross profit	238,753	225,573	13,180	5.8
Store expenses	197,792	186,741	11,051	5.9
Administrative expenses	22,837	21,506	1,331	6.2
Pre-opening and relocation expenses	1,358	2,273	(915)	(40.3)
Operating income	16,766	15,053	1,713	11.4
Interest expense, net	(4,952)	(4,560)	(392)	8.6
Income before income taxes	11,814	10,493	1,321	12.6
(Provision for) benefit from income taxes	(2,398)	2,168	(4,566)	(210.6)
Net income	$9,416	12,661	(3,245)	(25.6)

Net sales

Net sales increased $54.5 million, or 6.4%, to $903.6 million for the year ended September 30, 2019 compared to $849.0 million for the year ended September 30, 2018, primarily due to a $26.3 million, or 3.1%, increase in comparable store sales, and a $30.8 million increase in new store sales, partially offset by a $2.6 million decrease in sales from one store that closed during the first quarter of fiscal year 2019. Comparable store sales increased 3.1% for the year ended September 30, 2019 compared to a 5.8% increase for the year ended September 30, 2018. Daily average comparable store sales increased 3.1% for the year ended September 30, 2019 compared to an increase of 5.8% for the year ended September 30, 2018. The daily average comparable store sales increase in fiscal year 2019 resulted from a 2.9% increase in average transaction size and a 0.2% increase in daily average transaction count. Comparable store average transaction size was $36.23 for the year ended September 30, 2019. Daily average mature store sales increased 2.1% for the year ended September 30, 2019 compared to an increase of 3.0% for the year ended September 30, 2018.

Gross profit

Gross profit increased $13.2 million, or 5.8%, to $238.8 million for the year ended September 30, 2019 compared to $225.6 million for the year ended September 30, 2018, primarily driven by an increase in the number of comparable stores. Gross margin decreased to 26.4% for the year ended September 30, 2019 from 26.6% for the year ended September 30, 2018. Gross margin for the year ended September 30, 2019 reflected lower product margins due to a shift in sales mix to lower margin products, partially offset by a slight decrease in occupancy expense as a percentage of sales.

For the years ended September 30, 2019 and 2018, the Company had 23 and 20 leases, respectively, for stores which were classified as capital and financing lease obligations. If these leases had qualified as operating leases, the straight-line rent expense would have been included in occupancy costs, and our costs of goods sold and occupancy costs as a percentage of sales during each of the years ended September 30, 2019 and 2018 would have been approximately 60 and 55 basis points higher, respectively, than as reported for each period.

Store expenses

Store expenses increased $11.1 million, or 5.9%, to $197.8 million in the year ended September 30, 2019 compared to $186.7 million in the year ended September 30, 2018. Store expenses as a percentage of sales were 21.9% and 22.0% for the years ended September 30, 2019 and 2018, respectively. The decrease in store expenses as a percentage of sales was primarily due to a decrease in labor-related expenses and depreciation, both as a percentage of sales. Store expenses included long-lived asset impairment charges related to long-lived assets of $0.4 million and $0.5 million in fiscal years 2019 and 2018, respectively.

Administrative expenses

Administrative expenses increased $1.3 million, or 6.2%, to $22.8 million for the year ended September 30, 2019 compared to $21.5 million for the year ended September 30, 2018. The increase in administrative expenses was due primarily to higher compensation, consulting, and software-related expenses. Administrative expenses as a percentage of sales were 2.5% for each of the years ended September 30, 2019 and 2018.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.9 million, or 40.3%, to $1.4 million for the year ended September 30, 2019 compared to $2.3 million for the year ended September 30, 2018. The decrease in pre-opening and relocation expenses was primarily due to the impact of the number and timing of new store openings and relocations. Pre-opening and relocation expenses as a percentage of sales were 0.2% and 0.3% for the years ended September 30, 2019 and 2018, respectively. The numbers of stores opened and relocated were as follows for the periods presented:

	Year ended September 30,
	2019	2018
New stores	6	8
Relocated stores	5	3
	11	11

Interest expense, net

Interest expense, net of capitalized interest, increased $0.4 million, or 8.6%, in the year ended September 30, 2019 compared to the year ended September 30, 2018. The increase in interest expense is primarily due to an increase in the number of capital leases during the year ended September 30, 2019. If our capital and financing lease obligations had qualified as operating leases, interest expense as a percentage of sales for the years ended September 30, 2019 and 2018 would have been approximately 50 and 45 basis points lower than as reported for each period, respectively.

Income taxes

Provision for income taxes increased $4.6 million to $2.4 million for the year ended September 30, 2019 compared to a $2.2 million benefit for the year ended September 30, 2018. Income taxes for the year ended September 30, 2018 reflected the favorable impact of a $4.3 million non-cash remeasurement of our deferred tax assets and liabilities as a result of the enactment of the Tax Reform Act. The Company’s effective income tax rate for the year ended September 30, 2019 was approximately 20.3%. Exclusive of the adjustment to deferred tax assets and liabilities, the Company’s effective income tax rate was approximately 20.7% in fiscal year 2018.

Net income

Net income in the year ended September 30, 2019 was $9.4 million, or $0.42 in diluted earnings per share compared to $12.7 million, or $0.56 in diluted earnings per share, in the year ended September 30, 2018. Excluding the favorable impact of the remeasurement of our deferred tax assets and liabilities, net income for the year ended September 30, 2018 was $8.3 million.

Year ended September 30, 2018 compared to Year ended September 30, 2017

A comparative discussion of our results of operations and other operating data for the years ended September 30, 2018 and September 30, 2017 is set out in our Annual Report on Form 10-K for the year ended September 30, 2018 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations - Year ended September 30, 2018 compared to Year ended September 30, 2017.”

Non-GAAP financial measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA as adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance, including certain items that are generally non-recurring, such as impairment charges and store closing costs. The adjustment to EBITDA for the year ended September 30, 2019 related to impairment of long-lived assets charges. The adjustments to EBITDA for the year ended September 30, 2018 related to impairment of long-lived assets charges and store closing costs.

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Year ended September 30,
	2019	2018
Net income	$9,416	12,661
Interest expense, net	4,952	4,560
Provision for (benefit from) income taxes	2,398	(2,168)
Depreciation and amortization	28,977	29,430
EBITDA	45,743	44,483
Impairment of long-lived assets and store closing costs	380	585
Adjusted EBITDA	$46,123	45,068

Year ended September 30, 2019 compared to Year ended September 30, 2018

EBITDA increased 2.8% to $45.7 million in the year ended September 30, 2019 compared to $44.5 million in the year ended September 30, 2018. EBITDA as a percentage of sales was 5.1% and 5.2% for the years ended September 30, 2019 and 2018, respectively. The stores with leases that are classified as capital and financing lease obligations, rather than being reflected as operating leases, increased EBITDA as a percentage of sales for the years ended September 30, 2019 and 2018 by approximately 60 and 55 basis points, respectively, due to the impact on cost of goods sold and occupancy costs as discussed above, as well as occupancy costs that would have been included in pre-opening expenses prior to the stores’ opening date if these leases had been accounted for as operating leases.

Adjusted EBITDA increased 2.3% to $46.1 million in the year ended September 30, 2019 compared to $45.1 million in the year ended September 30, 2018. Adjusted EBITDA as a percentage of sales was 5.1% and 5.3% for the years ended September 30, 2019 and 2018, respectively.

Year ended September 30, 2018 compared to Year ended September 30, 2017

A comparative discussion of EBITDA and Adjusted EBITDA for the years ended September 30, 2018 and September 30, 2017 is set out in our Annual Report on Form 10-K for the year ended September 30, 2018 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP financial measures – EBITDA and Adjusted EBITDA.”

EBITDA and Adjusted EBITDA as supplemental measures

Management believes some investors’ understanding of our performance is enhanced by including EBITDA and Adjusted EBITDA, non-GAAP financial measures. We believe EBITDA and Adjusted EBITDA provide additional information about: (i) our operating performance, because it assists us in comparing the operating performance of our stores on a consistent basis, as it removes the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a component of a measure in our financial covenants under our Credit Facility.

Furthermore, management believes some investors use EBITDA and Adjusted EBITDA as supplemental measures to evaluate the overall operating performance of companies in our industry. Management believes some investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. By providing these non-GAAP financial measures, together with a reconciliation from net income, we believe we are enhancing analysts’ and investors’ understanding of our business and our results of operations, as well as assisting analysts and investors in evaluating how well we are executing our strategic initiatives.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service and corporate taxes. As of September 30, 2019, we had $6.2 million in cash and cash equivalents and $43.3 million available for borrowing under our Credit Facility.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may expend up to $10.0 million to repurchase shares of the Company’s common stock. In May 2018, our Board of Directors authorized a two-year extension of the share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020. We did not repurchase any shares during the year ended September 30, 2019. During the year ended September 30, 2018, we repurchased 101,573 shares under the share repurchase program for approximately $0.6 million. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is approximately $8.3 million. We expect funding of share repurchases will come from operating cash flow, excess cash and/or borrowings under the Credit Facility. The timing and the number of shares purchased will be dictated by our capital needs and stock market conditions.

On November 13, 2019, our Board approved the initiation of a quarterly cash dividend per share of common stock. The initial quarterly cash dividend of $0.07 per share of common stock will be paid on December 17, 2019 to stockholders of record as of the close of business on December 2, 2019.

We plan to continue to open new stores, which has previously required and may continue to require us to borrow additional amounts under our Credit Facility in the future. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs, repayment of debt, stock repurchases and dividends for at least the next 12 months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Year ended September 30,
	2019	2018

Net cash provided by operating activities	$37,382	42,863
Net cash used in investing activities	(31,865)	(23,543)
Net cash used in financing activities	(8,701)	(16,443)
Net (decrease) increase in cash and cash equivalents	(3,184)	2,877
Cash and cash equivalents, beginning of year	9,398	6,521
Cash and cash equivalents, end of year	$6,214	9,398

Year ended September 30, 2019 compared to Year ended September 30, 2018

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Net cash provided by operating activities decreased $5.5 million, or 12.8%, to $37.4 million in the year ended September 30, 2019, from $42.9 million in the year ended September 30, 2018. The decrease in cash provided by operating activities was primarily due to a decrease in cash provided by working capital and, to a lesser extent, a decrease in net income adjusted for non-cash items. Our working capital requirements for inventory will likely increase as we continue to open new stores.

Investing Activities

Net cash used in investing activities consists primarily of capital expenditures. Net cash used in investing activities increased $8.3 million, or 35.3%, to $31.9 million in the year ended September 30, 2019 compared to $23.5 million in the year ended September 30, 2018. Cash paid for capital expenditures increased $9.0 million in the year ended September 30, 2019 compared to the year ended September 30, 2018, driven by the number and the timing of new store openings and store relocations and the purchase of three additional store properties.

During the year ended September 30, 2019, we opened six new stores and relocated five stores, compared to opening eight new stores and relocating three stores during the year ended September 30, 2018. We plan to spend approximately $28 million to $33 million on capital expenditures during fiscal year 2020 in connection with the opening of five to six planned new stores and one to two store relocations. We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.1 million per store.

Acquisition of property and equipment not yet paid increased $1.0 million to $6.3 million in fiscal year 2019 compared to $5.2 million in fiscal year 2018 due to the timing of payments related to new store openings and relocations.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and payments of capital and financing lease obligations. Net cash used in financing activities was $8.7 million for the year ended September 30, 2019 compared to $16.4 million for the year ended September 30, 2018. The decrease in cash used in financing activities for the year ended September 30, 2019 was primarily due to net incremental repayments of $7.5 million under our Credit Facility during the year ended September 30, 2019 compared to net incremental repayments of $15.2 million during the year ended September 30, 2018.

Year ended September 30, 2018 compared to Year ended September 30, 2017

A comparative discussion of operating, investing and financing activities for the years ended September 30, 2018 and September 30, 2017 is set out in our Annual Report on Form 10-K for the year ended September 30, 2018 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Credit Facility

The amount available for borrowing under the Credit Facility is $50.0 million, including a $5.0 million sublimit for standby letters of credit. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and Vitamin Cottage Two Ltd. Liability Company (VC2). The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on November 13, 2024.

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

The Credit Facility requires compliance with certain customary operational and financial covenants, including a leverage ratio. The Credit Facility also contains certain other customary limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions, among other limitations. Additionally, the Credit Facility prohibits the payment of cash dividends to the holding company from the operating company, provided that so long as no default exists or would arise as a result thereof, the operating company may pay cash dividends to the holding company in an amount sufficient to allow the holding company to: (i) pay various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business and (ii) repurchase shares of common stock and pay dividends on our common stock in an aggregate amount not to exceed $10.0 million during any fiscal year.

We had $5.7 and $13.2 million outstanding under the Credit Facility as of September 30, 2019 and September 30, 2018, respectively. As of each of September 30, 2019 and September 30, 2018, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. We had $43.3 and $35.8 million available for borrowing under the Credit Facility as of September 30, 2019 and September 30, 2018, respectively.

As of each of September 30, 2019 and September 30, 2018, the Company was in compliance with the debt covenants under the Credit Facility.

Off-Balance Sheet Arrangements

As of September 30, 2019, our off-balance sheet arrangements consisted of operating leases and the undrawn portion of our Credit Facility. The majority of our stores and facilities are leased, with varying terms and renewal options. As of September 30, 2019, 23 store leases were classified as capital and financing lease obligations, and the remaining leases were classified as operating leases in our consolidated financial statements. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

Recent Accounting Pronouncements

For a description of new applicable accounting pronouncements, including those recently adopted, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to our Credit Facility. As of September 30, 2019, $5.7 million was outstanding under our Credit Facility. Our Credit Facility carries floating interest rates that are tied to the prime rate, and therefore, our statements of income and our cash flows are exposed to changes in interest rates. Based upon a sensitivity analysis at September 30, 2019, a hypothetical 100 basis point change in interest rates would change our annual interest expense by $0.2 million in the year ended September 30, 2019.

Item 8. Financial Statements and Supplementary Data.

Natural Grocers by Vitamin Cottage, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Natural Grocers by Vitamin Cottage, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended September 30, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 5, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of October 1, 2018 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers.

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

December 5, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Natural Grocers by Vitamin Cottage, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Natural Grocers by Vitamin Cottage, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2019 and 2018, the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended September 30, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated December 5, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
December 5, 2019

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$6,214	9,398
Accounts receivable, net	5,059	4,738
Merchandise inventory	96,179	94,228
Prepaid expenses and other current assets	7,728	2,590
Total current assets	115,180	110,954
Property and equipment, net	201,635	188,768
Other assets:
Deposits and other assets	1,638	1,682
Goodwill and other intangible assets, net	8,644	5,648
Deferred financing costs, net	17	31
Total other assets	10,299	7,361
Total assets	$327,114	307,083
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,162	61,104
Accrued expenses	19,061	17,851
Capital and financing lease obligations, current portion	1,045	736
Total current liabilities	83,268	79,691
Long-term liabilities:
Capital and financing lease obligations, net of current portion	51,475	40,406
Revolving credit facility	5,692	13,192
Deferred income tax liabilities, net	10,420	6,447
Deferred compensation	—	688
Deferred rent	11,393	11,038
Leasehold incentives	7,960	8,895
Total long-term liabilities	86,940	80,666
Total liabilities	170,208	160,357
Commitments (Notes 11 and 18)
Stockholders’ equity:
Common stock, $0.001 par value. 50,000,000 shares authorized, 22,510,279 shares issued at 2019 and 2018, and 22,463,057 and 22,373,382 outstanding at 2019 and 2018, respectively	23	23
Additional paid-in capital	56,319	56,236
Retained earnings	100,923	91,507
Common stock in treasury at cost, 47,222 and 136,897 shares at 2019 and 2018, respectively	(359)	(1,040)
Total stockholders’ equity	156,906	146,726
Total liabilities and stockholders’ equity	$327,114	307,083

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Year ended September 30,
	2019	2018	2017
Net sales	$903,582	849,042	769,030
Cost of goods sold and occupancy costs	664,829	623,469	556,694
Gross profit	238,753	225,573	212,336
Store expenses	197,792	186,741	174,350
Administrative expenses	22,837	21,506	20,089
Pre-opening and relocation expenses	1,358	2,273	3,799
Operating income	16,766	15,053	14,098
Interest expense, net	(4,952)	(4,560)	(3,793)
Income before income taxes	11,814	10,493	10,305
(Provision for) benefit from income taxes	(2,398)	2,168	(3,414)
Net income	$9,416	12,661	6,891

Net income per share of common stock:
Basic	$0.42	0.57	0.31
Diluted	$0.42	0.56	0.31
Weighted average number of shares of common stock outstanding:
Basic	22,424,328	22,361,898	22,453,409
Diluted	22,554,603	22,413,038	22,463,675

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended September 30,
	2019	2018	2017
Operating activities:
Net income	$9,416	12,661	6,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,977	29,430	29,511
Impairment of long-lived assets and store closing costs	380	585	—
Gain on disposal of property and equipment	(131)	—	(21)
Share-based compensation	1,185	810	758
Deferred income tax expense (benefit)	3,973	(5,972)	241
Non-cash interest expense	13	12	12
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(315)	145	(1,100)
Income tax receivable	(5,174)	943	732
Merchandise inventory	(1,951)	(615)	(7,282)
Prepaid expenses and other assets	42	(390)	(1,049)
Increase (decrease) in:
Accounts payable	1,024	1,845	7,224
Accrued expenses	1,211	3,644	1,521
Deferred compensation	(688)	(543)	474
Deferred rent and leasehold incentives	(580)	308	2,937
Net cash provided by operating activities	37,382	42,863	40,849
Investing activities:
Acquisition of property and equipment (1)	(30,030)	(23,687)	(41,139)
Acquisition of other intangibles (1)	(2,703)	(30)	(92)
Proceeds from sale of property and equipment	836	34	2,732
Proceeds from property insurance settlements	32	140	—
Net cash used in investing activities	(31,865)	(23,543)	(38,499)
Financing activities:
Borrowings under credit facility	405,900	376,000	291,765
Repayments under credit facility	(413,400)	(391,200)	(290,800)
Repurchases of common stock	—	(581)	(261)
Capital and financing lease obligations payments	(780)	(573)	(479)
Payments on withholding tax for restricted stock unit vesting	(421)	(89)	(71)
Net cash (used in) provided by financing activities	(8,701)	(16,443)	154
Net (decrease) increase in cash and cash equivalents	(3,184)	2,877	2,504
Cash and cash equivalents, beginning of year	9,398	6,521	4,017
Cash and cash equivalents, end of year	$6,214	9,398	6,521
Supplemental disclosures of cash flow information:
Cash paid for interest	$787	878	739
Cash paid for interest on capital and financing lease obligations, net of capitalized interest of $268, $187 and $482, respectively	4,148	3,611	2,972
Income taxes paid	4,734	1,958	2,656
Deferred compensation paid	700	700	—
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$6,289	5,254	2,843
Proceeds from sale of property and equipment not yet received	6	23	12
Property acquired through capital and capital financing lease obligations	12,156	8,285	1,499

(1) Certain prior year amounts have been separated for consistency with current year presentation.

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Fiscal Years Ended September 30, 2019, 2018 and 2017

(Dollars in thousands, except per share data)

	Common stock –$0.001 par		Additional			Total
	value		paid-in	Retained	Treasury	stockholders’
	Shares outstanding	Amount	capital	earnings	stock	equity
Balances September 30, 2016	22,452,609	$23	$55,437	$71,955	$(690)	$126,725
Net income	—	—		6,891	—	6,891
Share-based compensation	25,447	—	399	—	288	687
Tax shortfall related to share-based compensation	—	—	(158)	—	—	(158)
Repurchase of common stock	(30,000)	—	—	—	(262)	(262)
Balances September 30, 2017	22,448,056	23	55,678	78,846	(664)	133,883
Net income	—	—	—	12,661	—	12,661
Share-based compensation	26,899	—	516	—	205	721
Tax benefit related to share-based compensation	—	—	42	—	—	42
Repurchase of common stock	(101,573)	—	—	—	(581)	(581)
Balances September 30, 2018	22,373,382	23	56,236	91,507	(1,040)	146,726
Net income	—	—	—	9,416	—	9,416
Share-based compensation	89,675	—	83	—	681	764
Balances September 30, 2019	22,463,057	$23	$56,319	$100,923	$(359)	$156,906

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage® with 153 stores as of September 30, 2019, including 39 stores in Colorado, 25 in Texas, 13 in Oregon, 12 in Arizona, eight each in Kansas and Utah, six each in Iowa and Oklahoma, five each in Missouri and New Mexico, four each in Idaho and Montana, three each in Arkansas, Nebraska, Nevada, North Dakota and Washington, two in Wyoming, and one in Minnesota. The Company also has a bulk food repackaging facility and distribution center in Colorado. The Company had 148 and 140 stores as of September 30, 2018 and 2017, respectively.

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

Accounts Receivable

Accounts receivable consists primarily of receivables from vendors for certain promotional programs, magazine advertising and other miscellaneous receivables and are presented net of any allowances for doubtful accounts. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for doubtful accounts is calculated based on historical experience and application of the specific identification method. Allowance for doubtful accounts totaled $0.1 million as of each of September 30, 2019 and 2018.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of investments in cash and cash equivalents. The Company’s cash and cash equivalent account balances, which are held in major financial institutions, exceeded the Federal Deposit Insurance Corporation’s federally insured limits by approximately $5.3 million as of September 30, 2019.

Vendor Concentration

For the years ended September 30, 2019 and 2018, purchases from the Company’s largest vendor and its subsidiaries represented approximately 65% and 64%, respectively, of all product purchases made during such periods. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

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

Impairment of Finite-Lived Intangible and Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company aggregates long-lived assets at the store level, which the Company considers to be the lowest level in the organization for which independent identifiable cash flows are available. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that store to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. The Company considers factors such as historic and forecasted operating results, trends and future prospects, current market value, significant industry trends and other economic and regulatory factors in performing these analyses. The Company recorded impairment charges related to long-lived assets of $0.4 million and $0.5 million in fiscal years 2019 and 2018, respectively and no impairment charges in fiscal year 2017.

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

The Company’s annual impairment testing of goodwill is performed as of July 1. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is not necessary. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs the two-step impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. As of September 30, 2019, the Company has recorded no impairment charges related to goodwill.

The Company capitalizes certain costs incurred with developing or obtaining internal-use software. Capitalized software costs are included in intangible assets in the consolidated balance sheets and are amortized over the estimated useful lives of the software. Software costs that do not meet capitalization criteria are expensed as incurred.

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

Revenue Recognition

Revenue is recognized at the point of sale, net of in-house coupons, discounts and returns. Sales taxes are not included in sales. The Company charges sales tax on all taxable customer purchases and remits these taxes monthly to the appropriate taxing jurisdiction. The Company records a contract liability within accrued expenses when it sells the Company’s gift cards and records a sale when a customer redeems the gift card.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in store expenses and pre-opening and relocation expenses in the consolidated statements of income. Total advertising and marketing expenses for the years ended September 30, 2019, 2018 and 2017 were $8.2 million, $8.2 million and $10.7 million, respectively, net of vendor reimbursements of $4.6 million, $4.1 million and $3.2 million for the years ended September 30, 2019, 2018 and 2017, respectively.

Share-Based Compensation

The Company adopted the 2012 Omnibus Incentive Plan in connection with its initial public offering on July 25, 2012. Restricted stock units are granted at the market price of the Company’s common stock on the date of grant and expensed over the applicable vesting period.

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

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). The Tax Reform Act significantly revised the ongoing federal income tax by, among other things, lowering U.S. corporate income tax rates effective January 1, 2018. The Company had a U.S. federal income tax rate of 21.0% for the fiscal year ended September 30, 2019. The Tax Reform Act resulted in a blended U.S. federal income tax rate of approximately 24.3% for the fiscal year ended September 30, 2018. Remeasurement of the Company’s deferred tax balance under the Tax Reform Act resulted in a non-cash tax benefit of $4.3 million for the year ended September 30, 2018.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and replaced most existing revenue recognition guidance in GAAP. ASU 2014-09’s core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. The Company adopted this ASU and related amendments on October 1, 2018, using the modified retrospective approach. Additionally, upon adoption of this ASU, the Company elected the following practical expedients:

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

Updated accounting policies and other disclosures are discussed below in Recent Accounting Pronouncements in this Note 2. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements for the year ended September 30, 2019.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” Topic 842, “Leases” (ASU 2016-02). ASU 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 also requires certain quantitative and qualitative disclosures. The provisions of ASU 2016-02 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted.

In anticipation of the transition, the Company has made the following elections:

-

The Company will apply the transition provisions of ASU 2016-02 effective October 1, 2019, the first day of fiscal year 2020. Prior periods will continue to be reported in accordance with the historical accounting guidance then in effect.

-

The Company has elected a transition practical expedient to not assess land easements that exist or expired before the standard’s effective date that were not previously accounted for as leases under ASC 840.

-	The Company has elected the package of practical expedients to not reassess prior conclusions about lease identification, lease classification and initial direct costs.

-

The Company has elected not to separate lease and non-lease components for new and modified leases after the adoption date, and instead will account for each separate lease component of a contract and its associated non-lease components as a single lease component, when appropriate.

-	The Company has elected not to recognize a right-of-use asset and a lease liability for leases with an initial term of 12 months or less.

-	The Company has not elected to apply the hindsight practical expedient.

A complete population of contracts that meet the definition of a lease under ASU 2016-02 has been identified and the Company is substantially complete with its implementation efforts. Based on the Company’s portfolio of leases as of September 30, 2019, the Company expects to recognize additional operating liabilities of not more than $390.0 million for existing operating leases, based on the present value of the remaining minimum lease payments. The Company expects to recognize the corresponding right-of-use assets of not more than $370.0 million and derecognize deferred rent and lease incentives. The Company will also recognize finance lease liabilities and assets of not more than $35.0 million and derecognize capital and capital finance lease obligations and assets as reported under ASC 840.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” Topic 326, “Measurement of Credit Losses on Financial Instruments'' (ASU 2016-13), subsequently amended by various standard updates. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when determining credit loss estimates. ASU 2016-13 also requires financial assets to be measured net of expected credit losses at the time of initial recognition. As a smaller reporting company, the provisions of ASU 2016-13 are effective for the Company’s first quarter of the fiscal year ending September 30, 2024. Early adoption is permitted. The Company will evaluate the impact this ASU will have on its consolidated financial statements.

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

The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a significant impact on the Company's consolidated financial statements.

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

As of each September 30, 2019 and September 30, 2018, the balance of contract liabilities related to unredeemed gift cards was $1.0 million. Revenue for the fiscal year ended September 30, 2019 includes $0.6 million that was included in the contract liability balance of unredeemed gift cards at September 30, 2018.

The following table disaggregates the Company’s revenue by product category for the fiscal years ended September 30, 2019, 2018 and 2017, dollars in thousands:

	Year ended September 30,
	2019	2018	2017
Grocery	$619,825	574,311	511,753
Dietary supplements	188,913	183,485	170,806
Body care, pet care and other	94,844	91,246	86,471
	$903,582	849,042	769,030

4. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. Presented below is basic and diluted earnings per share for the years ended September 30, 2019, 2018 and 2017, dollars in thousands, except per share data:

	Year ended September 30,
	2019	2018	2017
Net income	$9,416	12,661	6,891
Weighted average number of shares of common stock outstanding	22,424,328	22,361,898	22,453,409
Effect of dilutive securities	130,275	51,140	10,266
Weighted average number of shares of common stock outstanding including the effect of dilutive securities	22,554,603	22,413,038	22,463,675

Basic earnings per share	$0.42	0.57	0.31
Diluted earnings per share	$0.42	0.56	0.31

There were 56,510, 207,805 and 52,974 non-vested restricted stock units for the years ended September 30, 2019, 2018 and 2017, respectively, excluded from the calculation as they are antidilutive.

The Company did not declare or pay any dividends in the years ended September 30, 2019, 2018 or 2017. On November 13, 2019, the Board approved the initiation of a quarterly cash dividend per share of common stock. The initial quarterly cash dividend of $0.07 per share of common stock will be paid on December 17, 2019 to stockholders of record as of the close of business on December 2, 2019.

As of September 30, 2019, the Company had 50,000,000 shares of common stock authorized, of which 22,510,279 shares were issued and 22,463,057 were outstanding, as well as 10,000,000 shares of preferred common stock authorized, of which none was issued and outstanding.

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

During fiscal year 2019, long-lived assets with a carrying value of $0.8 million were written down to their fair value of $0.4 million, resulting in asset impairment charges of $0.4 million During fiscal year 2018, long-lived assets with a carrying value of $1.2 million were written down to their fair value of $0.7 million, resulting in asset impairment charges of $0.5 million. The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those assets and liabilities.

6. Property and Equipment

The Company had the following property and equipment balances as of September 30, 2019 and 2018, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2019	2018
Construction in process		n/a		$15,145	15,879
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 in each year		40		42,320	35,700
Capitalized real estate leases		15		7,241	5,735
Land		n/a		1,230	192
Buildings		40		23,571	19,262
Land improvements	5	-	24	1,498	1,016
Leasehold and building improvements	1	-	25	144,318	131,474
Fixtures and equipment	5	-	7	131,491	122,984
Computer hardware and software	3	-	5	21,672	21,181
				388,486	353,423
Less accumulated depreciation and amortization				(186,851)	(164,655)
Property and equipment, net				$201,635	188,768

Total costs capitalized for qualifying construction projects of leasehold and building improvements included $0.4 million and $0.5 million, for the years ended September 30, 2019 and 2018, respectively, related to internal staff compensation. Depreciation expense related to capitalized internal staff compensation was $0.6 million, $0.5 million and $0.5 million for each of the years ended September 30, 2019, 2018, and 2017, respectively. Interest costs of $0.3 million, $0.2 million and $0.5 million were capitalized for the years ended September 30, 2019, 2018 and 2017, respectively.

Depreciation and amortization expense for the years ended September 30, 2019, 2018 and 2017 is summarized as follows, dollars in thousands:

	Year ended September 30,
	2019	2018	2017
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$736	768	1,063
Depreciation and amortization expense included in store expenses	27,150	27,174	27,022
Depreciation and amortization expense included in administrative expenses	1,091	1,488	1,426
Total depreciation and amortization expenses	$28,977	29,430	29,511

7. Impairment of Long-Lived Assets and Store Closing Costs

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

In the fourth quarter of fiscal years 2019 and 2018, the Company concluded, as a result of its review of potential long-lived asset impairment, that certain long-lived assets were impaired. The Company recorded impairments of $0.4 and $0.5 million for the years ended September 30, 2019 and 2018, respectively. Such charges are reflected within store expenses on the consolidated statement of income for the years ended September 30, 2019 and 2018. Other store closing costs related to one-time severance benefit payouts of less than $0.1 million that were recorded as accrued liabilities as of September 30, 2018. There were no store closing costs recorded as of September 30, 2019.

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2019 and 2018, are summarized as follows, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2019	2018
Amortizable intangible assets:
Other intangibles	0.5	-	3	$2,677	138
Amortizable intangible assets				2,677	138
Less accumulated amortization				(1,592)	(77)
Amortizable intangible assets, net				1,085	61
Other intangibles in process				1,972	—
Trademark	Indefinite			389	389
Total other intangibles, net				3,446	450
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$8,644	5,648

Amortization expense was $0.5 million for the year ended September 30, 2019 and less than $0.1 million for each of the years ended September 30, 2018 and 2017.

Capitalized costs for internal-use software development were $2.3 million and $0.6 million for the years ended September 30, 2019 and 2018, respectively, primarily due to capitalization of expenses related to external consultants.

9. Accrued Expenses

The composition of accrued expenses as of September 30, 2019 and 2018, is summarized as follows, dollars in thousands:

	As of September 30,
	2019	2018
Payroll and employee-related expenses	$8,447	6,992
Accrued property, sales and use tax payable	7,761	7,043
Accrued marketing expenses	477	335
Deferred revenue related to gift card sales	1,410	1,453
Other	966	2,028
Total accrued expenses	$19,061	17,851

10. Long-Term Debt

Credit Facility

On January 28, 2016, the Company entered into a credit facility (the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The amount available for borrowing under the Credit Facility is $50.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on November 13, 2024. For floating rate borrowings under the Credit Facility, interest is determined by the lender’s administrative agent based on the most recent compliance certificate of the operating company and stated at the base rate less the lender spread based upon certain financial measures. For fixed rate borrowings under the Credit Facility, interest is determined by quoted LIBOR rates for the interest period plus the lender spread based upon certain financial measures. The unused commitment fee is based upon certain financial measures.

The Credit Facility requires compliance with certain customary operational and financial covenants, including a leverage ratio. The Credit Facility also contains certain other customary limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions, among other limitations. Additionally, the Credit Facility prohibits the payment of cash dividends to the holding company from the operating company without the administrative agent’s consent, provided that so long as no default or event of default exists or would arise as a result thereof, the operating company may pay cash dividends to the holding company in an amount sufficient to allow the holding company to: (i) pay various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business and (ii) repurchase shares of common stock and pay dividends on the Company’s common stock in an aggregate amount not to exceed $10.0 million during any fiscal year.

The Company had $5.7 million and $13.2 million outstanding under the Credit Facility as of September 30, 2019 and September 30, 2018, respectively. As of each of September 30, 2019 and September 30, 2018, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $43.3 million and $35.8 million available for borrowing under the Credit Facility as of September 30, 2019 and September 30, 2018, respectively.

On November 13, 2019, the operating company entered into the third amendment to the Credit Facility (see Note 20).

Capital and Financing Lease Obligations

The Company had 23 and 20 leases as of September 30, 2019 and 2018, respectively, that are included in capital and financing lease obligations (see Notes 2 and 11). No rent expense is recorded for these capitalized real estate leases, but rather rental payments under the capital leases are recognized as a reduction of the capital and financing lease obligation and as interest expense (see Note 11). The interest rate on capital and financing lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of $5.2 million, $4.7 million and $4.3 million in the years ended September 30, 2019, 2018 and 2017, respectively. Interest expense for the years ended September 30, 2019, 2018 and 2017 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of $0.3 million, $0.2 million and $0.5 million for the years ended September 30, 2019, 2018 and 2017, respectively.

11. Lease Commitments

Operating Leases

The Company leases retail stores, a bulk food repackaging facility and distribution center and administrative offices under long-term operating leases through 2062. These leases include scheduled increases in minimum rents and renewal provisions at the option of the Company. Deferred rent expense as of September 30, 2019 and 2018 was $11.4 million and $11.0 million, respectively. Tenant improvement allowances received from landlords (leasehold incentives) are recorded as liabilities and recognized evenly as a reduction to rent expense over the lease term. Leasehold incentives at September 30, 2019 and 2018 were $8.0 million and $8.9 million, respectively. Sublease rental income was $0.4 million, $0.4 million and $0.3 million for the years ended September 30, 2019, 2018 and 2017, respectively.

The Company has four operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC, all related parties (see Note 14). One additional operating lease with Chalet, for one of the Company’s store locations in Austin, Texas (the Austin Property), terminated on September 9, 2019 concurrently with Chalet’s sale of the Austin Property. The terms and rental rates of these related party leases are similar to leases with nonrelated parties and are at market rental rates. The leases began at various times with the earliest occurring in November 1999, continue for various terms through February 2027 and include various options to renew. Currently, annual lease payments range from less than $0.1 million to approximately $0.3 million per lease.

Minimum rental commitments and sublease rental income under the terms of the Company’s operating leases are as follows, dollars in thousands:

Fiscal Year	Third parties	Related parties	Sublease rental income	Total operating leases
2020	$41,646	1,081	(422)	42,305
2021	41,484	1,058	(418)	42,124
2022	41,081	1,056	(424)	41,713
2023	40,175	1,056	(413)	40,818
2024	38,012	1,056	(257)	38,811
Thereafter	262,086	2,062	(772)	263,376
Total payments	$464,484	7,369	(2,706)	469,147

Total rent expense, including common area expenses and warehouse rent, for the years ended September 30, 2019, 2018, and 2017 totaled $51.6 million, $48.8 million and $43.8 million, respectively, which is included in cost of goods sold and occupancy costs and administrative expenses in the consolidated statements of income. In addition, $0.3 million, $0.6 million and $1.4 million is included in pre-opening and relocation expense associated with rent expense for stores prior to their opening date for the years ended September 30, 2019, 2018 and 2017, respectively.

Capital and Financing Lease Obligations

Capital and financing lease obligations as of September 30, 2019 and 2018, were as follows, dollars in thousands:

	As of September 30,
	2019	2018
Capital lease finance obligations, due in monthly installments through fiscal year 2034	$39,558	32,523
Capital lease obligations due in monthly installments through fiscal year 2041	5,972	4,763
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2035	2,350	2,350
Capital lease obligations for assets under construction, due in monthly installments through fiscal year 2040	4,640	1,506
Total capital and financing lease obligations	52,520	41,142
Less current portion	(1,045)	(736)
Total capital and financing lease obligations, net of current portion	$51,475	40,406

Capital lease finance obligations

From time to time, the Company enters into leases with developers for build-to-suit store locations. Upon lease execution, the Company analyzes its involvement during the construction period. As a result of defined forms of lessee involvement, the Company could be deemed the “owner” for accounting purposes during the construction period, and would be required to capitalize construction costs on its balance sheet. If the project costs were capitalized, the Company performs a sale-leaseback analysis upon completion of the project to determine if the Company should remove the asset from its balance sheet. If the asset should not be removed from the balance sheet, the fair market value of the building remains on the balance sheet along with a corresponding capital lease finance obligation equal to the fair market value of the building less any amounts the Company contributed toward construction. The Company had capital lease finance obligations totaling $39.6 million and $32.5 million as of September 30, 2019 and 2018, respectively. The leases that created the obligations expire or become subject to renewal clauses at various dates through fiscal year 2034. The Company does not record rent expense for capital lease finance obligations; rather, rent payments per the leases are recognized as a reduction of the related capital lease finance obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and capital lease finance obligation will be derecognized.

Capital lease obligations

The Company had capital lease obligations totaling $6.0 million and $4.8 million as of September 30, 2019 and 2018, respectively. Certain of the Company’s leases for store locations are considered capital leases, and as such, the Company has capitalized the present value of the minimum lease payments under the leases for the stores and recorded related capital lease obligations. The leases that created the obligation expire or become subject to renewal clauses at various dates through fiscal year 2041. The Company does not record rent expense for capital lease obligations; rather, rent payments per the leases are recognized as a reduction of the related capital lease obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income.

Capital lease finance obligations for assets under construction

The Company had $2.4 million in construction in process related to capital lease finance obligations as of September 30, 2019 and 2018. No rent expense is recorded for these leases; rather, rental payments under the leases will be recognized as a reduction of the capital lease finance obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and the capital lease finance obligation will be derecognized.

Capital lease obligations for assets under construction

The Company had $4.6 million and $1.5 million in construction in process related to capital lease obligations as of September 30, 2019 and 2018, respectively. No rent expense is recorded for these leases; rather, rental payments under the leases will be recognized as a reduction of the capital lease obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income.

Future payments for capital lease finance obligations and capital lease obligations

Future payments under the terms of the leases for opened stores included in capital lease finance obligations and capital lease obligations as of September 30, 2019 are as follows, dollars in thousands:

	Interest expense on capital lease finance obligations	Principal payments on capital lease finance obligations	Interest expense on capital lease obligations	Principal payments on capital lease obligations	Total future payments on capital lease finance and capital lease obligations
2020	$3,871	569	605	333	5,378
2021	3,816	656	570	368	5,410
2022	3,751	747	532	407	5,437
2023	3,675	880	488	460	5,503
2024	3,578	1,095	439	515	5,627
Thereafter	15,088	8,244	2,142	3,889	29,363
Non-cash derecognition of capital lease finance obligations at end of lease term	—	27,367	—	—	27,367
Total future payments	$33,779	39,558	4,776	5,972	84,085

Future payments under the terms of the lease for the store locations at which construction was in progress as of September 30, 2019, based on the store’s planned opening date in the second quarter of fiscal year 2020, are as follows, dollars in thousands:

	Interest expense on capital lease finance obligations for assets under construction	Principal payments on capital lease finance obligations for assets under construction	Total future payments on capital lease finance obligations for assets under construction
2020	$118	18	136
2021	161	26	187
2022	160	28	188
2023	158	30	188
2024	155	33	188
Thereafter	1,368	756	2,124
Non-cash derecognition of capital lease finance obligations at end of lease term	—	1,459	1,459
Total future payments	$2,120	2,350	4,470

Future payments under the terms of the lease for the store locations at which construction was in progress as of September 30, 2019, based on the store’s opening date in the first quarter of fiscal year 2020, are as follows, dollars in thousands:

	Interest expense on capital lease obligations for assets under construction	Principal payments on capital lease obligations for assets under construction	Total future payments on capital lease obligations for assets under construction
2020	$237	123	360
2021	236	132	368
2022	228	139	367
2023	221	147	368
2024	213	155	368
Thereafter	1,827	3,944	5,771
Total future payments	$2,962	4,640	7,602

12. Share-Based Compensation

The Company adopted the 2012 Omnibus Incentive Plan (as amended, the Plan) on July 17, 2012. Restricted stock unit awards granted pursuant to the Plan, if they vest, will be settled in new shares of the Company’s common stock or shares of common stock held in treasury. At the adoption of the Plan, there were 1,090,151 shares of common stock available for issuance or delivery under the Plan. In March 2019, the Company’s stockholders approved a proposal to amend the Plan to: (i) increase the number of shares of common stock reserved for issuance thereunder by 600,000 shares and (ii) extend its term by five years. As of September 30, 2019, 757,645 shares of common stock remain available for grants under the Plan. The Plan provides for awards of options, stock appreciation rights, stock grants, restricted stock units, other share-based awards and cash-based incentive awards to officers, members of the Board and certain employees who are not named executive officers and consultants. As of September 30, 2019, restricted stock units had been granted under the Plan, at no out-of-pocket cost to officers, Board members and key employees. These restricted stock units vest subject to requisite service requirements, immediately in part or annually in installments over a one-to-five year period. The award recipients are not entitled to cash dividends or to vote with regard to non-vested restricted stock units, and the units are subject to forfeiture during the vesting period. Restricted stock units are granted at the market price of the Company’s stock on the date of grant and are expensed on a straight-line basis over the vesting period.

The shares of non-vested restricted stock units as of September 30, 2019 were as follows:

	Shares	Weighted average grant date fair value
Non-vested as of September 30, 2017	70,346	$21.56
Granted	396,949	8.88
Forfeited	(15,626)	12.01
Vested	(32,687)	17.97
Non-vested as of September 30, 2018	418,982	10.19
Granted	28,534	14.48
Forfeited	(10,720)	9.06
Vested	(120,440)	11.31
Non-vested as of September 30, 2019	316,356	10.18

During the year ended September 30, 2019, the Company awarded stock grants totaling 8,300 shares of the Company’s common stock to 74 employees who were not named executive officers. Such shares were fully vested on the grant date.

Share-based compensation expense for restricted stock unit awards to certain employees who are not named executive officers was $0.8 million, $0.5 million and $0.6 million for the years ended September 30, 2019, 2018 and 2017, respectively. Share-based compensation expense for restricted stock unit awards to one named executive officer was $0.2 million and $0.1 million for the years ended September 30, 2019 and 2018, respectively. There was no share-based compensation expense for any named executive officer for the year ended September 30, 2017.

Each independent member of the Board receives an annual grant of restricted stock units equal to $60,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant). Such grants are made each year on the date of the Company’s annual meeting of stockholders, or on a pro rata basis in the case of a mid-year appointment. Share-based compensation expense for the Company’s awards to its Board members was $0.2 million for each of the years ended September 30, 2019, 2018 and 2017.

The Company recorded total share-based compensation expense before income taxes of $1.2 million, $0.8 million and $0.8 million in the years ended September 30, 2019, 2018 and 2017, respectively. The share-based compensation expense is included in cost of goods sold and occupancy expenses, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the applicable officer, Board member or key employee’s compensation expense is presented. The Company did not realize a tax benefit from share-based compensation expense in the years ended September 30, 2019, 2018 and 2017.

As of September 30, 2019, there was $2.3 million of unrecognized share-based compensation expense related to non-vested restricted stock units, net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately three years.

13. Stockholders’ Equity

Share Repurchases

In May 2016, the Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. In May 2018, the Board authorized a two-year extension of the share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020. Repurchases under the Company’s share repurchase program are made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

The following table summarizes share repurchase activity for the periods:

	Year ended September 30,
	2019	2018
Total number of common shares acquired	—	101,573
Average price per common share acquired (including commissions)	$—	5.72
Total cost of common shares acquired (in thousands)	$—	581

During fiscal years 2019 and 2018, the Company reissued 89,675 and 26,899 treasury shares at a cost of $0.7 million and $0.2 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. At September 30, 2019 and September 30, 2018, the Company held in treasury 47,222 and 136,897 shares, respectively, totaling $0.4 million and $1.0 million, respectively.

14. Related Party Transactions

The Company has ongoing relationships with related parties as noted:

Chalet Properties, LLC: The Company has four operating leases and one capital lease finance obligation (see Note 11) with Chalet. One additional operating lease with Chalet, for the Austin Property, terminated on September 9, 2019 concurrently with Chalet’s sale of the Austin Property. Chalet is owned by the Company’s four non-independent Board members, Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other family members. Rent paid to Chalet was $1.2 million for each of the years ended September 30, 2019, 2018 and 2017.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 11) with Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.3 million for each of the years ended September 30, 2019, 2018 and 2017.

FTVC LLC: The Company has one operating lease (see Note 11) for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the years ended September 30, 2019, 2018 and 2017.

15. Income Taxes

The following are the components of the provision for income taxes as of September 30, 2019, 2018 and 2017, respectively, dollars in thousands:

	Year ended September 30,
	2019	2018	2017
Current federal income tax (benefit) expense	$(1,981)	3,083	2,837
Current state income tax expense	406	721	336
Total current income tax (benefit) expense	(1,575)	3,804	3,173

Deferred federal income tax expense (benefit)	3,760	(5,760)	206
Deferred state income tax expense (benefit)	213	(212)	35
Total deferred income tax expense (benefit)	3,973	(5,972)	241

Total provision for (benefit from) income taxes	$2,398	(2,168)	3,414

The differences between the United States federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Year ended September 30,
	2019	2018	2017
Statutory tax rate	21.0%	24.3	34.0
State income taxes, net of federal income tax expense	3.7	3.3	2.7
Remeasurement	—	(41.3)	—
Enhanced food deduction	(1.3)	(1.8)	(2.7)
Deferred tax liability adjustment	(0.5)	(6.3)	—
Other, net	(2.6)	1.1	(0.9)
Effective tax rate	20.3%	(20.7)	33.1

The Company’s effective tax rate increased from (20.7)% in the year ended September 30, 2018 to 20.3% in the year ended September 30, 2019 primarily due to remeasurement of the Company’s deferred tax balance as a result of the Tax Reform Act, which resulted in a non-cash tax benefit of $4.3 million for the year ended September 30, 2018.

Deferred taxes have been classified on the consolidated balance sheets as follows, dollars in thousands:

	As of September 30,
	2019	2018
Long-term assets	$—	—
Long-term liabilities	(10,420)	(6,447)
Net deferred tax liabilities	$(10,420)	(6,447)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows, dollars in thousands:

	As of September 30,
	2019	2018
Deferred tax assets
Capital and financing lease obligations	$12,951	10,022
Goodwill	724	955
Leasehold incentives	1,963	2,180
Deferred rent	2,809	2,706
Trademarks	662	658
Accrued employee benefits	678	642
Deferred compensation	—	169
Other	508	339
Gross deferred tax assets	20,295	17,671

Deferred tax liabilities
Property and equipment	(28,380)	(21,489)
Leasehold improvements	(2,088)	(2,407)
Subleases	(203)	(214)
Other	(44)	(8)
Gross deferred tax liabilities	(30,715)	(24,118)
Net deferred tax liabilities	$(10,420)	(6,447)

The Company believes that it is more likely than not that it will fully realize all deferred tax assets in the form of future deductions based on the nature of the deductible temporary differences and expected future taxable income.

The Company utilized less than $0.1 million in tax effected state income tax carryforwards in the each of the years ended September 30, 2019 and 2018.

The Company did not have any uncertain tax positions as of September 30, 2019 and 2018.

The Company files income tax returns with federal, state and local tax authorities. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years 2016 and prior and is no longer subject to state and local income tax examinations for fiscal years 2014 and prior.

16. Defined Contribution Plan

The Company has a defined contribution retirement plan (the Retirement Plan) covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Employees may defer up to the annual maximum limit prescribed by the Code. The Company, on a discretionary basis, may match up to 25% of participant contributions up to a maximum annual employer match of $2,500. During the year ended September 30, 2019, the Company accrued $0.7 million for matching contributions to be paid out after the plan year ending December 31, 2019. In January 2019, the Company funded matching contributions of $0.8 million to participants’ accounts for the plan year ended December 31, 2018.

17. Segment Reporting

The Company has one reporting segment, natural and organic retail stores. The Company’s revenues are derived from the sale of natural and organic products at its stores. All existing operations are domestic.

Sales from the Company’s natural and organic retail stores are derived from sales of the following products which are presented as a percentage of sales for the years ended September 30, 2019, 2018 and 2017 as follows:

	As of September 30,
	2019	2018	2017
Grocery	69%	68	67
Dietary supplements	21	21	22
Body care, pet care and other	10	11	11
	100%	100	100

18. Commitments and Contingencies

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

Summarized unaudited quarterly financial data for each fiscal year is as follows, dollars in thousands, except per share data:

Fiscal Year Ended September 30, 2019	Three months ended
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Net sales	$221,515	230,447	224,411	227,209
Cost of goods sold and occupancy costs	162,369	168,233	165,986	168,241
Gross profit	59,146	62,214	58,425	58,968
Store expenses	49,123	50,175	48,424	50,070
Administrative expenses	5,315	5,761	5,953	5,808
Pre-opening and relocation expenses	672	157	213	316
Operating income	4,036	6,121	3,835	2,774
Interest expense, net	(1,255)	(1,280)	(1,256)	(1,161)
Income before income taxes	2,781	4,841	2,579	1,613
Provision for income taxes	(584)	(981)	(581)	(252)
Net income	$2,197	3,860	1,998	1,361

Basic earnings per share	$0.10	0.17	0.09	0.06
Diluted earnings per share	$0.10	0.17	0.09	0.06

Fiscal Year Ended September 30, 2018	Three months ended
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Net sales	$202,480	215,911	213,130	217,521
Cost of goods sold and occupancy costs	149,321	157,630	156,299	160,219
Gross profit	53,159	58,281	56,831	57,302
Store expenses	45,166	46,480	47,000	48,095
Administrative expenses	5,257	5,458	5,630	5,161
Pre-opening and relocation expenses	543	697	443	590
Operating income	2,193	5,646	3,758	3,456
Interest expense, net	(1,089)	(1,122)	(1,170)	(1,179)
Income before income taxes	1,104	4,524	2,588	2,277
Benefit from (provision for) income taxes	4,077	(1,120)	(597)	(192)
Net income	$5,181	3,404	1,991	2,085

Basic earnings per share	$0.23	0.15	0.09	0.10
Diluted earnings per share	$0.23	0.15	0.09	0.09

20. Subsequent Events

On November 13, 2019, the Board approved the initiation of a quarterly cash dividend per share of common stock. The initial quarterly cash dividend of $0.07 per share of common stock will be paid on December 17, 2019 to stockholders of record as of the close of business on December 2, 2019.

On November 13, 2019, the operating company entered into the third amendment to the Credit Facility (the “Third Amendment”). Pursuant to the Third Amendment: (i) the maturity date of the Credit Facility was extended to November 13, 2024; (ii) the operating company may pay cash dividends to Natural Grocers in an amount sufficient to allow Natural Grocers to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $10.0 million during any fiscal year; and (iii) certain other modifications were made to the Credit Facility.

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

We have assessed the effectiveness of our internal control over financial reporting as of September 30, 2019 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment of the design and related testing of the internal control over financial reporting, management concluded that, as of September 30, 2019, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting. KPMG LLP’s attestation report is included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

Management implemented additional internal controls over financial reporting to ensure compliance with “Topic 842”, “Leases” (ASU 2016-02). There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information provided under the headings “Executive Officers and Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement on Schedule 14A for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2019 (the “2020 Proxy Statement”). We have adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, including our principal executive, financial and accounting officers, employees, consultants and contractors. Our Code of Ethics is publicly available on our website at www.naturalgrocers.com and we will post any amendments to, or waivers from, a provision of this Code of Ethics by posting such information on our website, at the address and location specified above.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information in the 2020 Proxy Statement under the headings “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2020 Proxy Statement under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2020 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information in the 2020 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements: See Part II, Item 8 of this Form 10-K.

2.

Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form S-1	333-182186	3.1	July 5, 2012
3.2	Amended and Restated Bylaws	Form S-1	333-182186	3.2	July 5, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	Form S-1	333-182186	4.2	July 20, 2012
4.3	Form of Notice of Grant of Stock Unit Award	Form S-8	333-182886	4.2	July 27, 2012
4.4	Form of Registration Rights Agreement	Form S-1	333-182186	4.3	July 5, 2012
4.5	Form of Notice of Stock Grant Award	—	—	—	—
4.6	Description of Capital Stock	—	—	—	—
10.1	Second Amended and Restated Employment Agreement by and between Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc. and Sandra M. Buffa, dated June 26, 2012*	Form 10-Q	001-35608	10.1	January 29, 2015
10.16	Form of Omnibus Incentive Plan*	Form S-1	333-182186	10.16	July 5, 2012
10.17	Summary of Compensation Arrangements for Non-Employee Directors*	Form S-1	333-182186	10.17	June 29, 2012
10.18	Form of Indemnification Agreement*	Form S-1	333-182186	10.18	June 29, 2012
10.19	Shopping Center Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated January 1, 2010	Form S-1	333-182186	10.19	June 29, 2012
10.20	Ground lease by and between 3801 East Second Avenue, LLC and Vitamin Cottage Natural Food Markets, Inc., dated March 1, 2001	Form S-1	333-182186	10.20	June 29, 2012
10.21	Commercial Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.21	June 29, 2012
10.22	Sublease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.22	June 29, 2012
10.23	Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated September 1, 2011	Form S-1	333-182186	10.23	June 29, 2012
10.24	Lease by and between Chalet Properties, LLC and Boulder Vitamin Cottage Group, LLC, dated July 1, 2011	Form S-1	333-182186	10.24	June 29, 2012
10.25	Lease by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.25	June 29, 2012
10.26	Lease by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.26	June 29, 2012
10.27	Building Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated December 8, 2010	Form S-1	333-182186	10.27	June 29, 2012
10.28	Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated May 20, 2008#	Form S-1	333-182186	10.28	June 29, 2012

10.29	Addendum A to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated February 27, 2009#	Form S-1	333-182186	10.29	June 29, 2012
10.30	Agreement Addendum to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated March 10, 2012#	Form S-1	333-182186	10.30	June 29, 2012
10.31	Third Amendment to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated June 3, 2012#	Form S-1	333-182186	10.31	June 29, 2012
10.32	Form of Stockholders Agreement, by, between and among Natural Grocers by Vitamin Cottage, Inc. and the stockholders to be named therein	Form S-1	333-182186	10.32	July 12, 2012
10.39	Credit Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.39	January 28, 2016
10.40	Security and Pledge Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc., Vitamin Cottage Two Ltd. Liability Company, the other Obligors thereunder and Bank of America, N.A.	Form 10-Q	001-35608	10.40	January 28, 2016
10.41	Customer Distribution Agreement by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc. dated as of June 21, 2016#	Form 10-Q	001-35608	10.41	July 28, 2016
10.42	First Amendment to Credit Agreement dated as of May 10, 2016, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.42	July 28, 2016
10.43	Incentive Compensation Program*	Form 10-Q	001-35608	10.43	February 2, 2017
10.44	Second Amendment to Credit Agreement dated as of September 6, 2018, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 10-K	001-35608	10.44	December 7, 2018
10.45	Autoborrow Agreement dated as of September 6, 2018, by and between Vitamin Cottage Natural Food Markets, Inc. and Bank of America, N.A.	Form 10-K	001-35608	10.45	December 7, 2018
10.46	Employment offer letter to Todd Dissinger dated December 5, 2017	Form 10-Q	001-35608	10.46	February 1, 2018
10.47	Notice of Grant of Stock Unit Award to Todd Dissinger dated January 2, 2018	Form 10-Q	001-35608	10.47	February 1, 2018
10.48	Amendment dated as of May 25, 2018 to Customer Distribution Agreement dated as of June 21, 2016 by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc.#	Form 10-Q	001-35608	10.48	August 2, 2018
10.49	Natural Grocers by Vitamin Cottage, Inc. 2012 Omnibus Incentive Plan, as amended*	Form 8-K	001-35608	10.49	March 8, 2019
10.50	First Amendment to Lease dated as of July 31, 2019 by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.49	August 1, 2019
10.51	Third Amendment to Credit Agreement dated as of November 13, 2019, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	—	—	—	—

14	Code of Ethics	Form 10-K	001-35608	14	December 13, 2012
21.1	List of subsidiaries	Form 10-K	001-35608	21.1	December 13, 2012
23.1	Consent of KPMG LLP	—	—	—	—
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.3	Certification of Todd Dissinger, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	—	—	—	—

101	The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 5, 2019.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely,
Its Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEMPER ISELY	(Principal Executive Officer, Co-President,
Kemper Isely	Director)	December 5, 2019

/s/ ZEPHYR ISELY	(Principal Executive Officer, Co-President,
Zephyr Isely	Director)	December 5, 2019

/s/ TODD DISSINGER	(Principal Financial and Accounting Officer,
Todd Dissinger	Chief Financial Officer)	December 5, 2019

/s/ ELIZABETH ISELY	Director
Elizabeth Isely		December 5, 2019

/s/ HEATHER ISELY	Director
Heather Isely		December 5, 2019

Director
Michael Campbell

/s/ EDWARD CERKOVNIK	Director
Edward Cerkovnik		December 5, 2019

/s/ RICHARD HALLé	Director
Richard Hallé		December 5, 2019