Form 10-Q
period 2019-12-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2020-02-06
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 4, 2020 was 22,489,902.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2019

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example, “fiscal year 2020” refers to the year from October 1, 2019 to September 30, 2020).

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe these factors include those referenced in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the Form 10-K) and Part II, Item 1A - “Risk Factors” in this Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31, 2019	September 30, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,157	6,214
Accounts receivable, net	4,681	5,059
Merchandise inventory	98,145	96,179
Prepaid expenses and other current assets	8,071	7,728
Total current assets	116,054	115,180
Property and equipment, net	155,619	201,635
Operating lease assets	355,167	—
Finance lease assets	32,308	—
Deposits and other assets	668	1,638
Goodwill and other intangible assets, net	9,476	8,644
Deferred financing costs, net	40	17
Total assets	$669,332	327,114

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,220	63,162
Accrued expenses	22,032	19,061
Capital and financing lease obligations, current portion	—	1,045
Operating lease obligations, current portion	31,419	—
Finance lease obligations, current portion	2,374	—
Total current liabilities	118,045	83,268
Long-term liabilities:
Capital and financing lease obligations, net of current portion	—	51,475
Operating lease obligations, net of current portion	341,715	—
Finance lease obligations, net of current portion	31,078	—
Revolving credit facility	8,292	5,692
Deferred income tax liabilities, net	11,110	10,420
Deferred rent	—	11,393
Leasehold incentives	—	7,960
Total long-term liabilities	392,195	86,940
Total liabilities	510,240	170,208
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,510,279 shares issued at December 31, 2019 and September 30, 2019 and 22,475,718 and 22,463,057 outstanding at December 31, 2019 and September 30, 2019, respectively	23	23
Additional paid-in capital	56,454	56,319
Retained earnings	102,878	100,923
Common stock in treasury at cost, 34,561 and 47,222 shares, at December 31, 2019 and September 30, 2019, respectively	(263)	(359)
Total stockholders’ equity	159,092	156,906
Total liabilities and stockholders’ equity	$669,332	327,114

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,
	2019	2018

Net sales	$230,030	221,515
Cost of goods sold and occupancy costs	169,506	162,369
Gross profit	60,524	59,146
Store expenses	51,427	49,123
Administrative expenses	5,819	5,315
Pre-opening and relocation expenses	430	672
Operating income	2,848	4,036
Interest expense, net	(536)	(1,255)
Income before income taxes	2,312	2,781
Provision for income taxes	(444)	(584)
Net income	$1,868	2,197

Net income per common share:
Basic	$0.08	0.10
Diluted	$0.08	0.10
Weighted average number of shares of common stock outstanding:
Basic	22,471,350	22,386,566
Diluted	22,542,967	22,595,961

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended December 31,
	2019	2018

Operating activities:
Net income	$1,868	2,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,707	7,286
Loss on disposal of property and equipment	1	41
Share-based compensation	279	399
Deferred income tax expense (benefit)	424	(264)
Non-cash interest expense	3	3
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	378	(151)
Merchandise inventory	(1,966)	(969)
Prepaid expenses and other assets	(371)	(339)
Income tax receivable	29	181
Operating lease asset	7,451	—
(Decrease) increase in:
Operating lease liability	(7,625)	—
Accounts payable	(669)	(4,400)
Accrued expenses	2,971	3,740
Deferred compensation	—	12
Deferred rent and leasehold incentives	—	(209)
Net cash provided by operating activities	10,480	7,527
Investing activities:
Acquisition of property and equipment	(10,982)	(11,511)
Acquisition of other intangibles	(1,008)	(68)
Proceeds from property insurance settlements	17	19
Net cash used in investing activities	(11,973)	(11,560)
Financing activities:
Borrowings under credit facility	113,000	94,300
Repayments under credit facility	(110,400)	(94,800)
Capital and financing lease obligation payments	—	(175)
Finance lease obligation payments	(519)	—
Dividend to shareholders	(1,573)	—
Loan fees paid	(25)	—
Payments on withholding tax for restricted stock unit vesting	(47)	(154)
Net cash provided by (used in) financing activities	436	(829)
Net decrease in cash and cash equivalents	(1,057)	(4,862)
Cash and cash equivalents, beginning of period	6,214	9,398
Cash and cash equivalents, end of period	$5,157	4,536
Supplemental disclosures of cash flow information:
Cash paid for interest	$163	224
Cash paid for interest on finance or capital and financing lease obligations, net of capitalized interest of $45 and $43, respectively	373	1,024
Income taxes paid	10	20
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$6,015	2,970
Property acquired through capital and financing lease obligations	—	4,688
Property acquired through operating lease obligations	6,378	—
Property acquired through finance lease obligations	1,322	—

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2019 and December 31, 2018

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –$0.001 par
	value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2019	22,463,057	$23	$56,319	$100,923	$(359)	$156,906
Net income	—	—	—	1,868	—	1,868
Cash dividends	—	—	—	(1,573)	—	(1,573)
Share-based compensation	12,661	—	135	—	96	231
Topic 842 transition impact	—	—	—	1,660	—	1,660
Balances December 31, 2019	22,475,718	$23	$56,454	$102,878	$(263)	$159,092

	Common stock –$0.001 par
	value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2018	22,373,382	$23	$56,236	$91,507	$(1,040)	$146,726
Net income	—	—	—	2,197	—	2,197
Share-based compensation	18,928	—	101	—	144	245
Balances December 31, 2018	22,392,310	$23	$56,337	$93,704	$(896)	$149,168

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

December 31, 2019 and 2018

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, body care products and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of December 31, 2019, the Company operated 155 stores in 20 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 153 stores in 19 states as of September 30, 2019.

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

The Company has one reporting segment: natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following product categories, which are presented as a percentage of sales for the three months ended December 31, 2019 and 2018, as follows:

	Three months ended December 31,
	2019	2018
Grocery	69%	68
Dietary supplements	21	21
Other	10	11
	100%	100

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

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” in February 2016 and subsequently issued related ASUs in 2018 and 2019 (collectively, “ASC 842”). ASC 842 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms greater than 12 months. Under ASC 842, recognition, measurement and presentation of lease expenses depend on whether the lease is classified as a finance or operating lease.

The Company adopted ASC 842 on October 1, 2019, the first day of fiscal year 2020, using the modified retrospective transition approach. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, permits companies not to reassess prior conclusions on lease identification, lease classification and initial direct costs. The Company did not elect the hindsight practical expedient.

The adoption of ASC 842 resulted in the recognition of operating lease assets and operating lease liabilities of $359.6 million and $377.8 million, respectively, as of October 1, 2019. Included in the measurement of the new lease assets is the reclassification of certain balances, including those historically recorded as deferred rent and leasehold incentives.

Additionally, the Company recognized a cumulative effect adjustment, which increased retained earnings by $1.7 million for the three months ended December 31, 2019. This adjustment was primarily driven by the derecognition of $41.9 million of lease obligations and $40.2 million of net assets related to leases that had been classified as capital financing lease obligations under the former failed-sale leaseback guidance. These leases were reclassified as operating or finance leases as of October 1, 2019, the transition date. See Note 7 for additional information related to the Company’s lease accounting policy.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation,” Topic 718, “Improvements to Nonemployee Share-Based Payment Accounting” (ASU 2018-07) as part of its Simplification Initiative to reduce complexity when accounting for share-based payments to non-employees. ASU 2018-07 expands the scope of Topic 718 to more closely align share-based payment transactions for acquiring goods and services from non-employees with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. This ASU did not have an impact on the Company’s consolidated financial statements for the three months ended December 31, 2019.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” Topic 326, “Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), subsequently amended by various standard updates. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when determining credit loss estimates. ASU 2016-13 also requires financial assets to be measured net of expected credit losses at the time of initial recognition. ASU 2019-10, issued in November 2019, delayed the effective date of ASU 2016-13 for smaller reporting companies such as the Company. The provisions of ASU 2016-13 will be effective for the Company’s first quarter of the fiscal year ending September 30, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” Topic 350, “Intangibles – Goodwill and Other” (ASU 2017-04). The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. ASU 2019-10 delayed the effective date of this ASU to align with the effective date of ASU 2016-13 (referred to above). Because the Company is a smaller reporting company, the provisions of ASU 2017-04 will be effective for the Company’s first quarter of the fiscal year ending September 30, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

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

The balance of contract liabilities related to unredeemed gift cards was $1.3 million and $1.0 million as of December 31, 2019 and September 30, 2019, respectively. Revenue for the three months ended December 31, 2019 and 2018 includes $0.8 million and $0.3 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2019 and 2018, respectively.

The following table disaggregates the Company’s revenue by product category for the three months ended December 31, 2019 and 2018, dollars in thousands:

	Three months ended December 31,
	2019	2018
Grocery	$157,934	151,301
Dietary supplements	47,901	45,784
Other	24,195	24,430
	$230,030	221,515

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

Presented below are basic and diluted EPS for the three months ended December 31, 2019 and 2018, dollars in thousands, except per share data:

	Three months ended December 31,
	2019	2018
Net income	$1,868	2,197

Weighted average number of shares of common stock outstanding	22,471,350	22,386,566
Effect of dilutive securities	71,617	209,395
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,542,967	22,595,961

Basic earnings per share	$0.08	0.10
Diluted earnings per share	$0.08	0.10

There were 160,246 and 5,126 non-vested RSUs for the three months ended December 31, 2019 and 2018, respectively, excluded from the calculation of diluted EPS as they are antidilutive.

On November 13, 2019, the Company's Board of Directors (the Board) authorized a cash dividend of $0.07 per share of common stock. Such dividend was paid on December 17, 2019 to stockholders of record as of the close of business on December 2, 2019. The Company did not declare any dividends during the three months ended December 31, 2018.

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

The Company had $8.3 million and $5.7 million outstanding under the Credit Facility as of December 31, 2019 and September 30, 2019, respectively. As of each of December 31, 2019 and September 30, 2019, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $40.7 million and $43.3 million available for borrowing under the Credit Facility as of December 31, 2019 and September 30, 2019, respectively.

As of December 31, 2019 and September 30, 2019, the Company was in compliance with the financial covenants under the Credit Facility.

Lease Obligations

As of September 30, 2019, 23 leases were classified as capital and financing lease obligations (see Note 7). As a result of the Company’s adoption, effective October 1, 2019, of the new lease standard set out in ASC 842: (i) the Company’s previous capital financing lease obligations were derecognized and reclassified as operating or finance leases and (ii) the Company’s previous capital lease obligations were classified as finance leases. As of December 31, 2019, the Company had 16 leases that were classified as finance leases. No rent expense is recorded for these finance leases (previously classified as capital and financing lease obligations); rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations, and legacy capital and financing lease obligations, is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of $0.6 million and $1.3 million for the three months ended December 31, 2019 and 2018, respectively. Interest expense for the three months ended December 31, 2019 and 2018 relates primarily to interest on finance lease obligations (what was referred to prior to the Company’s adoption of ASC 842 as capital and financing lease obligations). The Company capitalized interest of less than $0.1 million for each of the three months ended December 31, 2019 and 2018, respectively.

6. Stockholders’ Equity

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

Prior to October 1, 2018, the Company repurchased 199,543 shares under the share repurchase program. The Company did not repurchase any shares between October 1, 2018 and December 31, 2019. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million.

Prior to October 1, 2019, the Company reissued 152,321 treasury shares at a cost of $1.3 million to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants. During the three months ended December 31, 2019 and 2018, the Company reissued 12,661 treasury shares at a cost of $0.1 million and 18,928 treasury shares at a cost of $0.1 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants. At December 31, 2019 and September 30, 2019, the Company held in treasury 34,561 shares and 47,222 shares, respectively, totaling $0.3 million and $0.4 million, respectively.

7. Lease Obligations

The Company leases most of its stores, a bulk food repackaging facility and distribution center and its administrative offices. The Company determines if an arrangement is a lease or contains a lease at inception. Lease terms generally range from 10 to 25 years, with scheduled increases in minimum rent payments.

Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives and impairment of operating lease assets.

Most leases include one or more options to renew, with renewal terms normally expressed in periods of five year increments. The exercise of lease renewal options is at the Company’s sole discretion. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option.

Variable payments related to pass-through costs for maintenance, taxes and insurance or adjustments based on an index such as Consumer Price Index are not included in the measurement of the lease liability or asset and are expensed as incurred.

As most of the Company’s lease agreements do not provide an implicit discount rate, the Company uses an estimated incremental borrowing rate, which is derived from third-party lenders, to determine the present value of lease payments. We use other observable market data to evaluate the appropriateness of the rate derived from the lenders. The estimated incremental borrowing rate is based on the borrowing rate for a secured loan with a term similar to the expected term of the lease.

Leases are recorded at the commencement date (the date the underlying asset becomes available for use) for the present value of lease payments, less tenant improvement allowances received or receivable. Leases with a term of 12 months or less (“short-term leases”) are not presented on the balance sheet. The Company’s short-term leases relate primarily to embedded leases. The Company has elected to account for the lease and non-lease components as a single lease component for all current classes of leases.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company subleases certain real estate or portions thereof to third parties. Such subleases have all been classified as operating leases. Remaining lease terms extend through fiscal year 2030. Although some sublease arrangements provide renewal options, the exercise of sublease renewal options is at the sole discretion of the subtenant. The Company recognizes sublease income on a straight-line basis.

The Company has five operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC, each of which is a related party (see Note 12). The leases began at various times with the earliest commencing in November 1999, continue for various terms through February 2027 and include various options to renew. These leases account for $7.6 million of right-of-use assets and $7.8 million of lease liabilities included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for the three months ended December 31, 2019.

The components of total lease cost for the three months ended December 31, 2019 were as follows, dollars in thousands:

Lease cost	Classification	Three months ended December 31, 2019
Operating lease cost:
	Cost of goods sold and occupancy costs	$10,666
	Store expenses	80
	Administrative expenses	82
Finance lease cost:
Depreciation of right-of-use assets	Store expenses	761
Interest on lease liabilities	Interest expense, net	418
Short-term lease cost	Store expenses	85
Variable lease cost	Cost of goods sold and occupancy costs(1)	1,238
Sublease income	Store expenses	(93)
Total lease cost		13,237

1 Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three months ended December 31, 2019 was as follows, dollars in thousands:

Three months ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,001
Operating cash flows from finance leases	418
Financing cash flows from finance leases	518
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	5,438
Finance leases	1,322

Weighted-average remaining lease term (in years):
Operating leases	12.2
Finance leases	11.8
Weighted-average discount rate:
Operating leases	3.6%
Finance leases	5.5%

In addition, during the three months ended December 31, 2019, the Company purchased one store building that had previously been leased. This resulted in: (i) a $2.5 million reduction in operating lease liability and (ii) the reclassification of $2.4 million of corresponding operating right-of-use asset to property and equipment.

Future lease payments under non-cancellable leases as of December 31, 2019 were as follows, dollars in thousands:

Fiscal Year	Operating leases	Finance leases	Total
Remainder of 2020	$33,226	2,993	36,219
2021	43,985	4,007	47,992
2022	43,278	4,029	47,307
2023	42,395	4,073	46,468
2024	40,292	4,139	44,431
Thereafter	263,902	26,604	290,506
Total future undiscounted lease payments	467,078	45,845	512,923
Less tenant improvement allowance receivable from landlord	(695)	(217)	(912)
Less imputed interest	(93,249)	(12,176)	(105,425)
Total reported lease liability	373,134	33,452	406,586
Less current portion	(31,419)	(2,374)	(33,793)
Noncurrent lease liability	341,715	31,078	372,793

The table above excludes $17.9 million of legally binding minimum lease payments for leases that had been executed as of December 31, 2019 but whose terms had not yet commenced.

Prior to the Company’s adoption of ASC 842, the Company’s leases were designated as either capital, financing or operating. Consistent with the guidance provided in ASC 842, previously designated capital lease obligations are now classified as finance leases, while previously designated capital lease finance obligations have been derecognized and reclassified as operating or finance leases. The designation of operating leases remains substantially unchanged under ASC 842. The future minimum lease payments by fiscal year, as determined prior to the adoption of ASC 842 under the Company’s previously designated capital, capital financing and operating leases (as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019) are presented below.

Minimum rental commitments and sublease rental income under the terms of the Company’s operating leases as of September 30, 2019 were as follows, dollars in thousands:

Fiscal Year	Third parties	Related parties	Sublease rental income	Total operating leases
2020	$41,646	1,081	(422)	42,305
2021	41,484	1,058	(418)	42,124
2022	41,081	1,056	(424)	41,713
2023	40,175	1,056	(413)	40,818
2024	38,012	1,056	(257)	38,811
Thereafter	262,086	2,062	(772)	263,376
Total payments	$464,484	7,369	(2,706)	469,147

Future payments under the terms of the leases for opened stores included in capital lease finance obligations and capital lease obligations as of September 30, 2019 were as follows, dollars in thousands:

Fiscal Year	Interest expense on capital lease finance obligations	Principal payments on capital lease finance obligations	Interest expense on capital lease obligations	Principal payments on capital lease obligations	Total future payments on capital lease finance and capital lease obligations
2020	$3,871	569	605	333	5,378
2021	3,816	656	570	368	5,410
2022	3,751	747	532	407	5,437
2023	3,675	880	488	460	5,503
2024	3,578	1,095	439	515	5,627
Thereafter	15,088	8,244	2,142	3,889	29,363
Non-cash derecognition of capital lease finance obligations at end of lease term	—	27,367	—	—	27,367
Total future payments	$33,779	39,558	4,776	5,972	84,085

Future payments under the terms of the leases for the store locations at which construction was in progress as of September 30, 2019, based on the two stores' planned opening date in fiscal year 2020, were as follows, dollars in thousands:

Fiscal Year	Interest expense on capital lease finance obligations for assets under construction	Principal payments on capital lease finance obligations for assets under construction	Interest expense on capital lease obligations for assets under construction	Principal payments on capital lease obligations for assets under construction
2020	$118	18	237	123
2021	161	26	236	132
2022	160	28	228	139
2023	158	30	221	147
2024	155	33	213	155
Thereafter	1,368	756	1,827	3,944
Non-cash derecognition of capital lease finance obligations at end of lease term	—	1,459	—	—
Total future payments	$2,120	2,350	2,926	4,640

8. Property and Equipment

The Company had the following property and equipment balances as of December 31, 2019 and September 30, 2019, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2019	September 30, 2019
Construction in process		n/a		$6,428	15,145
Capitalized real estate leases for build-to-suit stores, including unamortized land of $0 and $617, respectively		40		—	42,320
Capitalized real estate leases		15		—	7,241
Land		n/a		1,390	1,230
Buildings		40		26,735	23,571
Land improvements	5	–	24	1,560	1,498
Leasehold and building improvements	1	–	25	150,001	144,318
Fixtures and equipment	5	–	7	134,234	131,491
Computer hardware and software	3	–	5	22,349	21,672
				342,697	388,486
Less accumulated depreciation and amortization				(187,078)	(186,851)
Property and equipment, net				$155,619	201,635

Prior to the Company’s adoption of ASC 842 effective October 1, 2019, capitalized real estate leases included the Company’s buildings under both capital lease and capital lease finance obligations. Effective upon the Company’s adoption of ASC 842, right-of-use assets for both operating and finance leases are presented as discrete line items outside of property and equipment (see Note 7).

Depreciation and amortization expense for the three months ended December 31, 2019 and 2018 is summarized as follows, dollars in thousands:

	Three months ended December 31,
	2019	2018
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$189	182
Depreciation and amortization expense included in store expenses	7,240	6,842
Depreciation and amortization expense included in administrative expenses	278	262
Total depreciation and amortization expense	$7,707	7,286

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of December 31, 2019 and September 30, 2019, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2019	September 30, 2019
Amortizable intangible assets:
Other intangibles	0.5	-	3	$3,486	2,677
Amortizable intangible assets				3,486	2,677
Less accumulated amortization				(1,768)	(1,592)
Amortizable intangible assets, net				1,718	1,085
Other intangibles in process				2,171	1,972
Trademark	Indefinite			389	389
Total other intangibles, net				4,278	3,446
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$9,476	8,644

10. Accrued Expenses

The composition of accrued expenses as of December 31, 2019 and September 30, 2019 is summarized as follows, dollars in thousands:

	As of
	December 31,	September 30,
	2019	2019
Payroll and employee-related expenses	$11,189	8,447
Accrued property, sales and use tax payable	7,656	7,761
Accrued marketing expenses	713	477
Deferred revenue related to gift card sales	1,612	1,410
Other	862	966
Total accrued expenses	$22,032	19,061

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

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases lease with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.2 million and $0.3 million for the three months ended December 31, 2019 and 2018, respectively.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (the Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.1 million for each of the three months ended December 31, 2019 and 2018.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended December 31, 2019 and 2018.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, body care products and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of December 31, 2019, we operated 155 stores in 20 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. Our stores range from approximately 5,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2019, we increased our store count at a compound annual growth rate of 12%. In fiscal year 2019, we opened six new stores. We plan to open five to six new stores in fiscal year 2020, two of which opened during the three months ended December 31, 2019. Between December 31, 2019 and the date of this Form 10-Q, we opened one new store. As of the date of this report, we have signed leases for an additional four new stores that we plan to open in fiscal years 2020 and beyond. We have also purchased the property for one additional new store. We plan to relocate one to two stores in fiscal year 2020. We have not relocated any stores so far in fiscal year 2020.

Performance Highlights

Key highlights of our performance for the three months ended December 31, 2019 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, comparable store sales, daily average comparable store sales, mature store sales and daily average mature store sales are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $230.0 million for the three months ended December 31, 2019, an increase of $8.5 million, or 3.8%, compared to net sales of $221.5 million for the three months ended December 31, 2018.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the three months ended December 31, 2019 each increased 1.9% compared to the three months ended December 31, 2018

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended December 31, 2019 each increased 0.8% compared to the three months ended December 31, 2018.

●	Net income. Net income was $1.9 million for the three months ended December 31, 2019 compared to net income of $2.2 million for the three months ended December 31, 2018.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $10.6 million for the three months ended December 31, 2019, a decrease of $0.8 million, or 6.8%, compared to $11.3 million for the three months ended December 31, 2018. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of December 31, 2019, cash and cash equivalents was $5.2 million, and there was $40.7 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $1.0 million.

●

New store growth. We opened two new stores during the three months ended December 31, 2019. We operated a total of 155 stores as of December 31, 2019. We plan to open a total of five to six new stores in fiscal year 2020, which would result in an annual new store growth rate of between 3.3% and 3.9% for fiscal year 2020.

●	Store Relocations and Remodels. We did not relocate any stores during the three months ended December 31, 2019.

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

●

Opportunities in the growing natural and organic grocery and dietary supplements industry. Our industry, which includes organic and natural foods and dietary supplements, continues to experience growth driven primarily by increased public interest in health and nutrition. Capitalizing on this opportunity, we continue to open new stores and enter new markets. As we open new stores, our results of operations have been and may continue to be materially adversely affected based on the timing and number of new stores we open, their initial sales and new lease costs. The length of time it takes for a new store to become profitable can vary depending on a number of factors, including location, competition, a new market versus an existing market, the strength of store management and general economic conditions. Once a new store is open, it typically grows at a faster rate than mature stores for several years. Mature stores are defined as stores that have been open for any part of five fiscal years or longer.

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue into the foreseeable future. Our financial results for the three months ended December 31, 2019 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

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

●

Change in mature store sales. We begin to include sales from a store in mature store sales after the store has been open for any part of five fiscal years (for example, our mature stores for fiscal year 2020 are stores that opened during or before fiscal year 2015). We monitor the percentage change in mature store sales by comparing sales from all stores in our mature store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year. When a store that is included in mature store sales is remodeled or relocated, we continue to consider sales from that store to be mature store sales. Our mature store sales data may not be presented on the same basis as our competitors.

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink expense and store occupancy costs. Store occupancy costs include rent, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility. The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors, and as a result, our cost of goods sold and occupancy costs data included in this Form 10-Q may not be identical to those of our competitors and may not be comparable to similar data made available by our competitors. Occupancy costs as a percentage of sales typically decrease as new stores mature and increase sales. Rent payments for leases classified as finance lease obligations (previously classified as capital and financing lease obligations) are not recorded in cost of goods sold and occupancy costs. Rather, these rent payments are recognized as a reduction of the related obligations and as interest expense.

Gross profit and gross margin

Gross profit is equal to our net sales less our cost of goods sold and occupancy costs. Gross margin is gross profit as a percentage of net sales. Gross margin is impacted by changes in retail prices, product costs, occupancy costs and the mix of products sold, as well as the rate at which we open new stores.

Store expenses

Store expenses consist of store-level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on land improvements, leasehold improvements, fixtures and equipment and computer hardware and software. Depreciation expenses on the right-of-use assets related to the finance leases of the stores are also considered store expenses. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, generally related to store relocations. The majority of store expenses consist of labor-related expenses, which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores require a minimum level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of sales typically decrease.

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

Interest expense, net

Interest expense consists of the interest associated with finance lease obligations (previously classified as capital and financing lease obligations) net of capitalized interest, and our Credit Facility.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended December 31,
	2019	2018
Statements of Income Data:*
Net sales	100.0%	100.0
Cost of goods sold and occupancy costs	73.7	73.3
Gross profit	26.3	26.7
Store expenses	22.4	22.2
Administrative expenses	2.5	2.4
Pre-opening and relocation expenses	0.2	0.3
Operating income	1.2	1.8
Interest expense, net	(0.2)	(0.6)
Income before income taxes	1.0	1.3
Provision for income taxes	(0.2)	(0.3)
Net income	0.8%	1.0
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	155	151
Number of stores opened during the period	2	4
Number of stores relocated and remodeled during the period	0	1
Number of stores closed during the period	0	1

Total store unit count increase period over period	2.6%	6.3
Change in comparable store sales	1.9	5.5
Change in daily average comparable store sales	1.9	5.5
Change in mature store sales	0.8	3.6
Change in daily average mature store sales	0.8	3.6

Three months ended December 31, 2019 compared to the three months ended December 31, 2018

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended December 31,		Change In
	2019	2018	Dollars	Percent
Statements of Income Data:
Net sales	$230,030	221,515	8,515	3.8%
Cost of goods sold and occupancy costs	169,506	162,369	7,137	4.4
Gross profit	60,524	59,146	1,378	2.3
Store expenses	51,427	49,123	2,304	4.7
Administrative expenses	5,819	5,315	504	9.5
Pre-opening and relocation expenses	430	672	(242)	(36.0)
Operating income	2,848	4,036	(1,188)	(29.4)
Interest expense, net	(536)	(1,255)	719	(57.3)
Income before income taxes	2,312	2,781	(469)	(16.9)
Provision for income taxes	(444)	(584)	140	(24.0)
Net income	$1,868	2,197	(329)	(15.0)

Net sales

Net sales increased $8.5 million, or 3.8%, to $230.0 million for the three months ended December 31, 2019 compared to $221.5 million for the three months ended December 31, 2018, primarily due to a $4.1 million increase in comparable store sales and a $4.6 million increase in new store sales, partially offset by a $0.2 million decrease in sales from one store that closed during the first quarter of fiscal year 2019. Daily average comparable store sales increased 1.9% for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The daily average comparable store sales increase resulted from a 2.5% increase in daily average transaction size, partially offset by a 0.6% decrease in average transaction count. Comparable store average transaction size was $37.22 for the three months ended December 31, 2019. Daily average mature store sales increased 0.8% for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The increase in comparable store sales during the three months ended December 31, 2019 was primarily driven by marketing initiatives, promotional pricing campaigns and increased membership in and usage of the {N}power customer loyalty program.

Gross profit

Gross profit increased $1.4 million, or 2.3%, to $60.5 million for the three months ended December 31, 2019 compared to $59.1 million for the three months ended December 31, 2018, primarily driven by an increase in the number of comparable stores. Gross margin decreased to 26.3% for the three months ended December 31, 2019 compared to 26.7% for the three months ended December 31, 2018. Approximately one-half of the decrease in gross margin for the three months ended December 31, 2019 was driven by an increase in occupancy expenses attributable to our adoption of ASC 842. The remainder of the decrease in gross margin for the three months ended December 31, 2019 reflected a decrease in product margins due to a shift in sales mix to lower margin products.

We had 21 store leases that were classified as capital and financing lease obligations for the three months ended December 31, 2018. As of September 30, 2019, 23 leases were classified as capital and financing lease obligations. During the three months ended December 31, 2019, as a result of our adoption of ASC 842 effective October 1, 2019: (i) eight previous capital financing lease obligations were derecognized and reclassified as operating leases; (ii) 10 previous capital finance leases were classified as finance leases; and (iii) six previous capital lease obligations were classified as finance leases. As of December 31, 2019, the Company had 16 leases that were classified as finance leases. The leases that were reclassified to operating leases now generate rent expense, which is recorded as occupancy expense, rather than a reduction of the lease obligation and as interest expense.

Store expenses

Store expenses increased $2.3 million, or 4.7%, to $51.4 million for the three months ended December 31, 2019 compared to $49.1 million for the three months ended December 31, 2018. Store expenses as a percentage of sales were 22.4% and 22.2% for the three months ended December 31, 2019 and 2018, respectively. The increase in store expenses as a percentage of sales was solely attributable to our adoption of ASC 842.

Administrative expenses

Administrative expenses increased $0.5 million, or 9.5%, to $5.8 million for the three months ended December 31, 2019 compared to $5.3 million for the three months ended December 31, 2018. Administrative expenses as a percentage of sales were 2.5% and 2.4% for the three months ended December 31, 2019 and 2018, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.2 million, or 36.0%, to $0.4 million for the three months ended December 31, 2019 compared to $0.7 million for the three months ended December 31, 2018, due to the impact of the number and timing of new store openings and relocations. We opened two new stores and relocated no stores during the three months ended December 31, 2019 compared to opening four new stores and relocating one store during the three months ended December 31, 2018. Pre-opening and relocation expenses as a percentage of sales were 0.2% and 0.3% for the three months ended December 31, 2019 and 2018, respectively.

Interest expense, net

Interest expense, net of capitalized interest, decreased $0.7 million, or 57.3%, to $0.5 million for the three months ended December 31, 2019 compared to $1.3 million for the three months ended December 31, 2018. The decrease in interest expense is primarily due to a decrease in the number of finance leases (formerly classified as capital and financing leases) during the three months ended December 31, 2019. This is consistent with the increase in occupancy costs referred to above given the number of derecognized previous capital finance leases that have been reclassified as operating leases and that now generate straight-line rent expense rather than reduction of the lease obligation and interest expense.

Income taxes

Income tax expense decreased $0.1 million for the three months ended December 31, 2019 to $0.4 million compared to $0.6 million for the three months ended December 31, 2018. The Company’s effective income tax rate was approximately 19.2% and 21.0% for the three months ended December 31, 2019 and 2018, respectively.

Net income

Net income was $1.9 million, or $0.08 diluted earnings per share, for the three months ended December 31, 2019 compared to $2.2 million, or $0.10 diluted earnings per share, for the three months ended December 31, 2018.

Non-GAAP financial measures

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended December 31,
	2019	2018
Net income	$1,868	2,197
Interest expense, net	536	1,255
Provision for income taxes	444	584
Depreciation and amortization	7,707	7,286
EBITDA	$10,555	11,322

EBITDA decreased 6.8% to $10.6 million in the three months ended December 31, 2019 compared to $11.3 million for the three months ended December 31, 2018. EBITDA as a percentage of sales was 4.6% and 5.1% in the three months ended December 31, 2019 and 2018, respectively. The number of stores with finance leases (previously classified as capital and financing lease obligations) decreased from 21 as of December 31, 2018 to 16 as of December 31, 2019 as a result of our adoption of ASC 842 effective October 1, 2019. Finance leases have a positive impact on EBITDA because, as discussed above, they result in lower cost of goods sold and occupancy costs. Conversely, the greater number of stores with operating leases during the three months ended December 31, 2019, led to higher cost of goods sold and occupancy costs, which impacted both EBITDA and EBITDA as a percentage of sales.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service and corporate taxes. As of December 31, 2019, we had $5.2 million in cash and cash equivalents, as well as $40.7 million available for borrowing under our Credit Facility.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may expend up to $10.0 million to repurchase shares of the Company’s common stock. In May 2018, our Board of Directors authorized a two-year extension of the share repurchase program. As a result of such extension, the share repurchase program will terminate on May 4, 2020. We did not repurchase any shares during the three months ended December 31, 2019. Between January 1, 2020 and February 3, 2020 (the latest practicable date for making the determination), we did not repurchase any additional shares of our common stock. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million. We expect funding of share repurchases will come from operating cash flow, excess cash and/or borrowings under the Credit Facility. The timing and the number of shares purchased will be dictated by our capital needs and stock market conditions.

On November 13, 2019, our Board approved the initiation of a quarterly cash dividend per share of common stock. The initial quarterly cash dividend of $0.07 per share of common stock was paid on December 17, 2019 to stockholders of record as of the close of business on December 2, 2019. On February 5, 2020, our Board approved the payment of a cash dividend of $0.07 per share of common stock to be paid on March 17, 2020 to stockholders of record as of the close of business on March 2, 2020.

We plan to continue to open new stores, which may require us to borrow additional amounts under the Credit Facility. We plan to spend approximately $16 million to $21 million on capital expenditures during the remainder of fiscal year 2020 in connection with three to four new store openings and one to two store relocations. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Typically, our new stores require an upfront capital investment of approximately $2.1 million per store consisting of capital expenditures of approximately $1.6 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million.

Set out below is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Three months ended December 31,
	2019	2018
Net cash provided by operating activities	$10,480	7,527
Net cash used in investing activities	(11,973)	(11,560)
Net cash provided by (used in) financing activities	436	(829)
Net decrease in cash and cash equivalents	(1,057)	(4,862)
Cash and cash equivalents, beginning of period	6,214	9,398
Cash and cash equivalents, end of period	$5,157	4,536

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $3.0 million, or 39.2%, to $10.5 million for the three months ended December 31, 2019 compared to $7.5 million for the three months ended December 31, 2018. The increase in cash provided by operating activities was primarily due to an increase in cash provided by working capital, as well as an increase in net income adjusted for non-cash items. Our working capital requirements for inventory will likely increase as we continue to open new stores.

Investing Activities

Net cash used in investing activities increased $0.4 million, or 3.6%, to $12.0 million for the three months ended December 31, 2019 compared to $11.6 million for the three months ended December 31, 2018. This increase was primarily due to a $0.9 million increase in software investments for internal use, partially offset by $0.5 million decrease in property and equipment acquisitions during the three months ended December 31, 2019 compared to the three months ended December 31, 2018.

Financing Activities

Net cash provided by (used in) financing activities consists primarily of borrowings and repayments under our Credit Facility. Cash provided by financing activities was $0.4 million for the three months ended December 31, 2019 compared to $0.8 million of cash used in financing activities for the three months ended December 31, 2018. During the three months ended December 31, 2019, the Company had net borrowings under the Credit Facility which were used, among other things, to fund a dividend to the Company’s stockholders.

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

We had $8.3 million and $5.7 million outstanding under the Credit Facility as of December 31, 2019 and September 30, 2019, respectively. As of each of December 31, 2019 and September 30, 2019, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. We had $40.7 million and $43.3 million available for borrowing under the Credit Facility as of December 31, 2019 and September 30, 2019, respectively.

As of each of December 31, 2019 and September 30, 2019, the Company was in compliance with the debt covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 6 of Notes to Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

As of December 31, 2019, our off-balance sheet arrangements consisted of: (i) the undrawn portion of our Credit Facility and (ii) leases that have been signed but whose terms have not yet commenced. As of December 31, 2019, the Company had signed five leases whose terms have not yet commenced; such leases are for four new stores and one relocated store in fiscal year 2020 and beyond. The contractual obligation related to these leases is $17.9 million (see Note 7). We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate the adoption of that standard effective October 1, 2019.

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

Our sale of products containing cannabidiol (CBD) could lead to regulatory action by federal, state and/or local authorities or legal proceedings brought by or on behalf of consumers.

The Agricultural Improvement Act of 2018 (the 2018 Farm Bill) legalized the cultivation, processing and sale of “industrial hemp” (i.e., hemp containing no more than 0.3% tetrahydrocannabinol, or THC). Industrial hemp is used to produce CBD, a non-psychoactive compound. Despite the provisions of the 2018 Farm Bill and subsequent U.S. Department of Agriculture rules, uncertainty exists concerning the legal and regulatory status of finished products containing CBD. The Food and Drug Administration (FDA) has yet to establish a regulatory framework for the manufacture and sale of products containing CBD, and has sent warning letters to certain CBD manufacturers that are alleged to have marketed their products in violation of the federal Food, Drug, and Cosmetic Act (the FDCA) and the rules promulgated thereunder. The FDA also announced that it cannot conclude based on current published studies that CBD is generally recognized as safe (GRAS) for use in human and animal food products. Food and beverage products, including nutritional supplements, that contain non-GRAS ingredients are considered to be adulterated under the FDCA. In addition, certain state and local governments have taken action to restrict or prohibit the sale of products containing CBD. Further, class action lawsuits have been filed against certain CBD manufacturers alleging that their products are mislabeled and falsely advertised under state consumer protection laws.

We sell products containing CBD at certain of our stores. While we strive to sell products containing CBD only in states and localities where such sale is permissible, state and local authorities in those areas may adopt new laws and regulations, or adopt interpretations of existing laws and regulations, that restrict or prohibit the sale of products containing CBD. Further, we could be subject to regulatory action brought by federal, state and/or local authorities, or legal proceedings brought by or on behalf of consumers, that allege, among other things, that: (i) our sale of products containing CBD violates applicable federal or state law (including applicable state consumer protection laws); (ii) the products we sell that contain CBD are adulterated or have been misbranded or labeled in violation of applicable rules, regulations or standards of the FDA, the FDCA or any other federal or state law or agency; (iii) the products we sell that contain CBD have been labeled with (a) express or implied health claims that are not supported by appropriate scientific evidence or (b) claims that are difficult or impossible to verify; (iv) the products we sell that contain CBD have been labeled with inappropriate dosing instructions or use recommendations; (v) the products we sell that contain CBD have been improperly tested or evaluated or do not contain the stated concentration of CBD; and (vi) the products we sell that contain CBD contain more than the legally allowable concentration of THC. Any such regulatory action or legal proceeding could have a material adverse effect on our business, financial position and results of operations.

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 (unaudited) and September 30, 2019, (ii) Consolidated Statements of Income for the three months ended December 31, 2019 and 2018 (unaudited), (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2019 and 2018 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on February 6, 2020.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)