Form 10-Q
period 2020-03-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2020-05-07
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 4, 2020 was 22,510,846.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2020

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. In addition, our actual results could differ materially from the forward-looking statements in this Form 10-Q due to risks and challenges related to the COVID-19 pandemic, including: the length of time that the pandemic continues; the inability of customers to shop due to illness or quarantine, isolation or stay-at-home orders; shifts in demand to more online shopping or to lower-priced or other perceived value offerings; the temporary inability of our employees to work due to illness; temporary store closures due to infections at our stores or government mandates; stay-at-home measures, safety directives and operating requirements imposed by local, state or federal governmental authorities; the extent and duration of the economic recession resulting from the COVID-19 pandemic, including its impact on consumer spending, the unemployment rate, interest rates and inflationary and deflationary trends; disruptions in the production of the products we sell; disruptions in the delivery of products to our stores; increased operating costs; and the extent and effectiveness of any COVID-19-related stimulus packages implemented by the federal and state governments.

In addition to the foregoing, we believe the factors that could cause our actual results to differ materially from the forward-looking statements in this Form 10-Q include those referenced in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the Form 10-K) and Part II, Item 1A - “Risk Factors” in this Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31, 2020	September 30, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,374	6,214
Accounts receivable, net	5,594	5,059
Merchandise inventory	88,411	96,179
Prepaid expenses and other current assets	3,253	7,728
Total current assets	126,632	115,180
Property and equipment, net	154,739	201,635
Operating lease assets	349,437	—
Finance lease assets	35,429	—
Deposits and other assets	657	1,638
Goodwill and other intangible assets, net	9,661	8,644
Deferred financing costs, net	37	17
Total assets	$676,592	327,114

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,767	63,162
Accrued expenses	22,663	19,061
Capital and financing lease obligations, current portion	—	1,045
Operating lease obligations, current portion	31,765	—
Finance lease obligations, current portion	2,550	—
Total current liabilities	127,745	83,268
Long-term liabilities:
Capital and financing lease obligations, net of current portion	—	51,475
Operating lease obligations, net of current portion	336,003	—
Finance lease obligations, net of current portion	34,248	—
Revolving credit facility	—	5,692
Deferred income tax liabilities, net	11,161	10,420
Deferred rent	—	11,393
Leasehold incentives	—	7,960
Total long-term liabilities	381,412	86,940
Total liabilities	509,157	170,208
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,510,279 shares issued at March 31, 2020 and September 30, 2019 and 22,503,810 and 22,463,057 outstanding at March 31, 2020 and September 30, 2019, respectively	23	23
Additional paid-in capital	56,439	56,319
Retained earnings	111,022	100,923
Common stock in treasury at cost, 6,469 and 47,222 shares, at March 31, 2020 and September 30, 2019, respectively	(49)	(359)
Total stockholders’ equity	167,435	156,906
Total liabilities and stockholders’ equity	$676,592	327,114

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Net sales	$277,524	230,447	507,554	451,962
Cost of goods sold and occupancy costs	199,701	168,233	369,207	330,602
Gross profit	77,823	62,214	138,347	121,360
Store expenses	56,878	50,175	108,305	99,298
Administrative expenses	7,038	5,761	12,857	11,076
Pre-opening and relocation expenses	650	157	1,080	829
Operating income	13,257	6,121	16,105	10,157
Interest expense, net	(516)	(1,280)	(1,052)	(2,535)
Income before income taxes	12,741	4,841	15,053	7,622
Provision for income taxes	(3,023)	(981)	(3,467)	(1,565)
Net income	$9,718	3,860	11,586	6,057

Net income per common share:
Basic	$0.43	0.17	0.52	0.27
Diluted	$0.43	0.17	0.51	0.27
Weighted average number of shares of common stock outstanding:
Basic	22,493,341	22,413,055	22,482,285	22,399,665
Diluted	22,543,429	22,561,825	22,542,319	22,579,733

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended March 31,
	2020	2019
Operating activities:
Net income	$11,586	6,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,595	14,576
Gain on disposal of property and equipment	—	(165)
Share-based compensation	552	663
Deferred income tax expense (benefit)	475	(546)
Non-cash interest expense	6	6
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(535)	254
Merchandise inventory	7,768	(1,107)
Prepaid expenses and other assets	(483)	97
Income tax receivable	4,960	(65)
Operating lease asset	14,973	—
(Decrease) increase in:
Operating lease liability	(15,285)	—
Accounts payable	10,146	4,469
Accrued expenses	3,602	(517)
Deferred compensation	—	(688)
Deferred rent and leasehold incentives	—	(441)
Net cash provided by operating activities	53,360	22,593
Investing activities:
Acquisition of property and equipment	(18,759)	(17,644)
Acquisition of other intangibles	(1,399)	(251)
Proceeds from sale of property and equipment	—	792
Proceeds from property insurance settlements	27	22
Net cash used in investing activities	(20,131)	(17,081)
Financing activities:
Borrowings under credit facility	226,000	185,200
Repayments under credit facility	(231,692)	(188,200)
Capital and financing lease obligation payments	—	(362)
Finance lease obligation payments	(1,082)	—
Dividend to shareholders	(3,148)	—
Loan fees paid	(25)	—
Payments on withholding tax for restricted stock unit vesting	(122)	(265)
Net cash used in financing activities	(10,069)	(3,627)
Net increase in cash and cash equivalents	23,160	1,885
Cash and cash equivalents, beginning of period	6,214	9,398
Cash and cash equivalents, end of period	$29,374	11,283
Supplemental disclosures of cash flow information:
Cash paid for interest	$328	439
Cash paid for interest on finance or capital and financing lease obligations, net of capitalized interest of $68 and $59, respectively	781	2,087
Income taxes paid	10	2,962
Deferred compensation paid	—	700
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$3,748	1,228
Property acquired through capital and financing lease obligations	—	4,842
Property acquired through operating lease obligations	8,170	—
Property acquired through finance lease obligations	5,232	—

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2020 and March 31, 2019

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –$0.001 par
	value
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balances September 30, 2019	22,463,057	$23	$56,319	$100,923	$(359)	$156,906
Net income	—	—	—	1,868	—	1,868
Cash dividends	—	—	—	(1,573)	—	(1,573)
Share-based compensation	12,661	—	135	—	96	231
Topic 842 transition impact	—	—	—	1,660	—	1,660
Balances December 31, 2019	22,475,718	23	56,454	102,878	(263)	159,092
Net income	—	—	—	9,718	—	9,718
Cash dividends	—	—	—	(1,574)	—	(1,574)
Share-based compensation	28,092	—	(15)	—	214	199
Balances March 31, 2020	22,503,810	$23	$56,439	$111,022	$(49)	$167,435

	Common stock –$0.001 par
	value
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balances September 30, 2018	22,373,382	$23	$56,236	$91,507	$(1,040)	$146,726
Net income	—	—	—	2,197	—	2,197
Share-based compensation	18,928	—	101	—	144	245
Balances December 31, 2018	22,392,310	23	56,337	93,704	(896)	149,168
Net income	—	—	—	3,860	—	3,860
Share-based compensation	39,243	—	(145)	—	298	153
Balances March 31, 2019	22,431,553	$23	$56,192	$97,564	$(598)	$153,181

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2020 and 2019

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, body care products and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of March 31, 2020, the Company operated 157 stores in 20 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 153 stores in 19 states as of September 30, 2019.

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

The Company has one reporting segment: natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following product categories, which are presented as a percentage of sales for the three and six months ended March 31, 2020 and 2019, as follows:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Grocery	67%	68	68	68
Dietary supplements	23	22	22	21
Other	10	10	10	11
	100%	100	100	100

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

Additionally, the Company recognized a cumulative effect adjustment, which increased retained earnings by $1.7 million for the three and six months ended March 31, 2020. These adjustments were primarily driven by the derecognition of $41.9 million of lease obligations and $40.2 million of net assets related to leases that had been classified as capital financing lease obligations under the former failed-sale leaseback guidance. These leases were reclassified as operating or finance leases as of October 1, 2019, the transition date. See Note 7 for additional information related to the Company’s lease accounting policy.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation,” Topic 718, “Improvements to Nonemployee Share-Based Payment Accounting” (ASU 2018-07) as part of its Simplification Initiative to reduce complexity when accounting for share-based payments to non-employees. ASU 2018-07 expands the scope of Topic 718 to more closely align share-based payment transactions for acquiring goods and services from non-employees with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. This ASU did not have an impact on the Company’s consolidated financial statements for the three or six months ended March 31, 2020.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” Topic 848, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04). The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The interest rate currently payable under the Company’s credit facility is based on LIBOR, but recent amendments have incorporated alternative reference rates. As such, the Company does not anticipate that the adoption of these provisions will have a material impact on its consolidated financial statements.

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

The balance of contract liabilities related to unredeemed gift cards was $1.2 million and $1.0 million as of March 31, 2020 and September 30, 2019, respectively. Revenue for the three months ended March 31, 2020 and 2019 includes $0 million and $0.2 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2019 and 2018, respectively. Revenue for the six months ended March 31, 2020 and 2019 includes approximately $0.8 million and $0.5 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2019 and 2018, respectively.

The following table disaggregates our revenue by product category for the three months and six months ended March 31, 2020 and 2019, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Grocery	$186,171	157,802	344,106	309,103
Dietary supplements	63,969	49,700	111,870	95,484
Other	27,384	22,945	51,578	47,375
	$277,524	230,447	507,554	451,962

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

Presented below are basic and diluted EPS for the three and six months ended March 31, 2020 and 2019, dollars in thousands, except per share data:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Net income	$9,718	3,860	11,586	6,057

Weighted average number of shares of common stock outstanding	22,493,341	22,413,055	22,482,285	22,399,665
Effect of dilutive securities	50,088	148,770	60,034	180,068
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,543,429	22,561,825	22,542,319	22,579,733

Basic earnings per share	$0.43	0.17	0.52	0.27
Diluted earnings per share	$0.43	0.17	0.51	0.27

There were 142,020 and 181,720 non-vested RSUs for the three and six months ended March 31, 2020, respectively, excluded from the calculation of diluted EPS as they are antidilutive. There were 72,599 and 27,574 non-vested RSUs for the three and six months ended March 31, 2019, respectively, excluded from the calculation of diluted EPS as they are antidilutive.

The Company paid a dividend of $0.07 per share of common stock in each of the first two quarters of fiscal year 2020. The Company did not declare any dividends during the three or six months ended March 31, 2019.

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

The Company had $0 and $5.7 million outstanding under the Credit Facility as of March 31, 2020 and September 30, 2019, respectively.  As of each of March 31, 2020 and September 30, 2019, the Company had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $49.0 million and $43.3 million available for borrowing under the Credit Facility as of March 31, 2020 and September 30, 2019, respectively.

As of March 31, 2020 and September 30, 2019, the Company was in compliance with the financial covenants under the Credit Facility.

Lease Obligations

As of September 30, 2019, 23 leases were classified as capital and financing lease obligations (see Note 7). As a result of the Company’s adoption, effective October 1, 2019, of the new lease standard set out in ASC 842: (i) the Company’s previous capital financing lease obligations were derecognized and reclassified as operating or finance leases and (ii) the Company’s previous capital lease obligations were classified as finance leases. As of March 31, 2020, the Company had 17 leases that were classified as finance leases. No rent expense is recorded for these finance leases (previously classified as capital and financing lease obligations); rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations, and legacy capital and financing lease obligations, is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $0.5 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively, and approximately $1.1 million and $2.6 million for the six months ended March 31, 2020 and 2019, respectively. Interest expense for the three and six months ended March 31, 2020 and 2019 relates primarily to interest on capital and financing lease obligations.  The Company capitalized interest of less than $0.1 million for each of the three months ended March 31, 2020 and 2019 and approximately $0.1 million for each of the six months ended March 31, 2020 and 2019.

6. Stockholders’ Equity

Share Repurchases

In May 2016, the Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. In May 2018, the Board authorized a two-year extension of the share repurchase program. On May 4, 2020, the Board authorized an extension of the Company’s share repurchase program. As a result of such extension, the share repurchase program will terminate on May 31, 2022 (see Note 14). Repurchases under the Company’s share repurchase program are made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

Prior to October 1, 2018, the Company repurchased 199,543 shares under the share repurchase program. The Company did not repurchase any shares between October 1, 2018 and March 31, 2020. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million.

Prior to October 1, 2019, the Company reissued 152,321 treasury shares at a cost of $1.3 million to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants.  During the three and six months ended March 31, 2020, the Company reissued 28,092 treasury shares at a cost of approximately $0.2 million and 40,753 treasury shares at a cost of approximately $0.3 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants.  During the three and six months ended March 31, 2019, the Company reissued 39,243 treasury shares at a cost of approximately $0.3 million and 58,171 treasury shares at a cost of approximately $0.4 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants.  At March 31, 2020 and September 30, 2019, the Company held in treasury 6,469 shares and 47,222 shares, respectively, totaling less than $0.1 million and $0.4 million, respectively.

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

The Company has five operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC, each of which is a related party (see Note 12). The leases began at various times with the earliest commencing in November 1999, continue for various terms through February 2027 and include various options to renew. These leases account for $7.3 million of right-of-use assets and $7.6 million of lease liabilities included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million and $0.7 million for the three months and six months ended March 31, 2020, respectively.

The components of total lease cost for the three and six months ended March 31, 2020 were as follows, dollars in thousands:

Lease cost	Classification	Three months ended March 31, 2020	Six months ended March 31, 2020
Operating lease cost:
	Cost of goods sold and occupancy costs	$10,586	21,252
	Store expenses	79	159
	Administrative expenses	77	159
	Pre-opening and relocation expenses	122	122
Finance lease cost:
Depreciation of right-of-use assets	Store expenses(1)	726	1,487
Interest on lease liabilities	Interest expense, net (1)	385	803
Short-term lease cost	Store expenses	443	528
Variable lease cost	Cost of goods sold and occupancy costs(2)	1,367	2,605
Sublease income	Store expenses	(92)	(185)
Total lease cost		$13,693	26,930

1 Immaterial balances related to stores not yet open are included in pre-opening and relocation expenses.

2 Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three and six months ended March 31, 2020 was as follows, dollars in thousands:

	Three months ended March 31, 2020	Six months ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,003	22,004
Operating cash flows from finance leases	431	849
Financing cash flows from finance leases	564	1,082
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	1,792	7,230
Finance leases	3,910	5,232

Weighted-average remaining lease term (in years):
Operating leases	12.0
Finance leases	12.0
Weighted-average discount rate:
Operating leases	3.6%
Finance leases	4.9%

In addition, during the six months ended March 31, 2020, the Company purchased one store building that had previously been leased. This resulted in: (i) a $2.5 million reduction in operating lease liability and (ii) the reclassification of $2.4 million of corresponding operating right-of-use asset to property and equipment.

Future lease payments under non-cancellable leases as of March 31, 2020 were as follows, dollars in thousands:

Fiscal Year	Operating leases	Finance leases	Total
Remainder of 2020	$22,276	2,132	24,408
2021	44,151	4,367	48,518
2022	43,444	4,389	47,833
2023	42,561	4,433	46,994
2024	40,458	4,499	44,957
Thereafter	265,950	30,579	296,529
Total future undiscounted lease payments	458,840	50,399	509,239
Less tenant improvement allowance receivable from landlord	(401)	(218)	(619)
Less imputed interest	(90,671)	(13,383)	(104,054)
Total reported lease liability	367,768	36,798	404,566
Less current portion	(31,765)	(2,550)	(34,315)
Noncurrent lease liability	$336,003	34,248	370,251

The table above excludes $10.7 million of legally binding minimum lease payments for leases that had been executed as of March 31, 2020 but whose terms had not yet commenced.

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

Future payments under the terms of the leases for the store locations at which construction was in progress as of September 30, 2019, based on the two stores’ planned opening date in fiscal year 2020, were as follows, dollars in thousands:

Fiscal Year	Interest expense on capital lease finance obligations for assets under construction	Principal payments on capital lease finance obligations for assets under construction	Interest expense on capital lease obligations for assets under construction	Principal payments on capital lease obligations for assets under construction
2020	$118	18	237	123
2021	161	26	236	132
2022	160	28	228	139
2023	158	30	221	147
2024	155	33	213	155
Thereafter	1,368	756	1,827	3,944
Non-cash derecognition of capital lease finance obligations at end of lease term	—	1,459	—	—
Total future payments	$2,120	2,350	2,962	4,640

8. Property and Equipment

The Company had the following property and equipment balances as of March 31, 2020 and September 30, 2019, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2020	September 30, 2019
Construction in process		n/a		$6,158	15,145
Capitalized real estate leases for build-to-suit stores, including unamortized land of $0 and $617, respectively		40		—	42,320
Capitalized real estate leases		15		—	7,241
Land		n/a		1,390	1,230
Buildings		40		26,735	23,571
Land improvements	5	–	24	1,572	1,498
Leasehold and building improvements	1	–	25	152,977	144,318
Fixtures and equipment	5	–	7	136,897	131,491
Computer hardware and software	3	–	5	22,981	21,672
				348,710	388,486
Less accumulated depreciation and amortization				(193,971)	(186,851)
Property and equipment, net				$154,739	201,635

Prior to the Company’s adoption of ASC 842 effective October 1, 2019, capitalized real estate leases included the Company’s buildings under both capital lease and capital lease finance obligations. Effective upon the Company’s adoption of ASC 842, right-of-use assets for both operating and finance leases are presented as discrete line items outside of property and equipment (see Note 7).

Depreciation and amortization expense for the three and six months ended March 31, 2020 and 2019 is summarized as follows, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$194	185	383	367
Depreciation and amortization expense included in store expenses	7,393	6,848	14,633	13,690
Depreciation and amortization expense included in administrative expenses	301	257	579	519
Total depreciation and amortization expense	$7,888	7,290	15,595	14,576

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of March 31, 2020 and September 30, 2019, dollars in thousands:

	Useful lives			As of
	(in years)			March 31, 2020	September 30, 2019
Amortizable intangible assets:
Other intangibles	0.5	-	3	$3,496	2,677
Amortizable intangible assets				3,496	2,677
Less accumulated amortization				(1,974)	(1,592)
Amortizable intangible assets, net				1,522	1,085
Other intangibles in process				2,552	1,972
Trademark	Indefinite			389	389
Total other intangibles, net				4,463	3,446
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$9,661	8,644

10. Accrued Expenses

The composition of accrued expenses as of March 31, 2020 and September 30, 2019 is summarized as follows, dollars in thousands:

	As of
	March 31,	September 30,
	2020	2019
Payroll and employee-related expenses	$11,193	8,447
Accrued property, sales and use tax payable	7,738	7,761
Accrued marketing expenses	994	477
Deferred revenue related to gift card sales	1,599	1,410
Other	1,139	966
Total accrued expenses	$22,663	19,061

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act, among other things, includes provisions addressing the carryback of net operating losses for specific periods, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”).

As a result of the technical amendments made by the CARES Act to QIP, the Company is currently analyzing the acceleration of depreciation expenses. These accelerated tax depreciation expenses of approximately $4.0 million represent temporary book-to-tax timing differences for income tax purposes (and will therefore have no effective tax rate impact) and are recorded as components within the Company’s deferred income tax liabilities and income tax receivable on the Company’s consolidated balance sheets. The Company is still estimating the potential benefits of addressing the carryback of net operating losses related to the accelerated depreciation expenses. However, the Company does not anticipate that this will have a material impact on the Company’s consolidated financial statements.

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC:  The Company has five operating leases with Chalet Properties, LLC (Chalet).  Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. Rent paid to Chalet was approximately $0.5 million and $0.6 million for the six months ended March 31, 2020 and 2019, respectively.

Isely Family Land Trust LLC:  The Company has one operating lease with the Isely Family Land Trust LLC (the Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended March 31, 2020 and 2019. Rent paid to the Land Trust was approximately $0.2 million for each of the six months ended March 31, 2020 and 2019.

FTVC LLC:  The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended March 31, 2020 and 2019. Rent paid to FTVC LLC was less than $0.1 million for each of the six months ended March 31, 2020 and 2019.

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

14. Subsequent Event

On May 4, 2020, the Board authorized an extension of the Company’s share repurchase program. As a result of such extension, the share repurchase program will terminate on May 31, 2022.

On May 6, 2020, the Board approved the payment of a cash dividend of $0.07 per share of common stock to be paid on June 16, 2020 to stockholders of record as of the close of business on June 1, 2020.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, body care products and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of March 31, 2020, we operated 157 stores in 20 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. Our stores range from approximately 5,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2019, we increased our store count at a compound annual growth rate of 12%. In fiscal year 2019, we opened six new stores. We plan to open six to seven new stores in fiscal year 2020, four of which opened during the six months ended March 31, 2020. No new stores were opened between March 31, 2020 and the date of this Form 10-Q. As of the date of this report, we have signed leases for an additional three new stores that we plan to open in fiscal years 2020 and beyond. We have also purchased the property for one additional new store. We plan to relocate one store in fiscal year 2020. We have not relocated any stores so far in fiscal year 2020.

Performance Highlights

Key highlights of our performance for the three and six months ended March 31, 2020 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, comparable store sales, daily average comparable store sales, mature store sales and daily average mature store sales are defined under the caption “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales.  Net sales were $277.5 million for the three months ended March 31, 2020, an increase of $47.1 million, or 20.4%, compared to net sales of $230.4 million for the three months ended March 31, 2019.  Net sales were $507.6 million for the six months ended March 31, 2020, an increase of $55.6 million, or 12.3%, compared to net sales of $452.0 million for the six months ended March 31, 2019.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the three months ended March 31, 2020 increased 18.4% and 17.0%, respectively, compared to the three months ended March 31, 2019. Comparable store sales and daily average comparable store sales for the six months ended March 31, 2020 increased 10.3% and 9.7%, respectively, compared to the six months ended March 31, 2019.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended March 31, 2020 increased 16.7% and 15.4%, respectively, compared to the three months ended March 31, 2019. Mature store sales and daily average mature store sales for the six months ended March 31, 2020 increased 8.8% and 8.2%, respectively, compared to the six months ended March 31, 2019.

●

Net income. Net income was $9.7 million for the three months ended March 31, 2020, an increase of $5.9 million, or 151.8%, compared to net income of $3.9 million for the three months ended March 31, 2019. Net income was $11.6 million for the six months ended March 31, 2020, an increase of $5.5 million, or 91.3%, compared to net income of $6.1 million for the six months ended March 31, 2019.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $21.1 million for the three months ended March 31, 2020, an increase of $7.7 million, or 57.7%, compared to $13.4 million for the three months ended March 31, 2019.  EBITDA was $31.7 million for the six months ended March 31, 2020, an increase of $7.0 million, or 28.2%, compared to $24.7 million for the six months ended March 31, 2019. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of March 31, 2020, cash and cash equivalents was $29.4 million, and there was $49.0 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $1.0 million.

●

New store growth. We opened two new stores during the three months ended March 31, 2020. We opened four new stores during the six months ended March 31, 2020.  We operated a total of 157 stores as of March 31, 2020.  We plan to open a total of six to seven new stores in fiscal year 2020, which would result in an annual new store growth rate of 3.9% to 4.6% for fiscal year 2020.

●	Store Relocations and Remodels. We did not relocate or remodel any stores during the six months ended March 31, 2020.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, the price of commodities (including oil prices), the political environment and consumer confidence. See “COVID-19 Pandemic” below for a discussion of the impact of the COVID-19 pandemic on the U.S. economy and our business.

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue into the foreseeable future. Our financial results for the three and six months ended March 31, 2020 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. National, state and local authorities have recommended social distancing and imposed or recommended quarantine, isolation and “stay-at-home” measures on large portions of the population, including mandatory business closures. These measures are expected to have a serious adverse impact on the U.S. economy. Many economists expect the United States to enter a recession as a result of the pandemic. The duration and severity of such recession are unknown at this time. The effectiveness of the U.S government’s economic stabilization efforts in response to the pandemic, including proposed government payments to affected citizens and industries, is uncertain.

To date, all of our stores have been deemed an “essential business” by relevant government authorities and have continued operating since the start of the COVID-19 pandemic. We believe we have acted proactively in response to the COVID-19 pandemic. The steps we have taken to protect the health and wellbeing of our customers and employees (whom we refer to as the “good4u Crew” or “Crew”) as a result of the pandemic include:

●	Enforcing social distancing in all parts of our stores, including in checkout lines;

●	Sourcing and repackaging bulk hand sanitizer for use by Crew members in our stores;

●	Hiring approximately 650 temporary Crew members to handle increased customer traffic and operational demands at our stores and to assist with cleaning and stocking our stores;

●	Paying higher wages and bonuses to our Crew members;

●	Expanding the healthcare coverage and leave and paid time off options made available to our Crew members;

●	Providing daily immune and stress support supplements to our Crew members at no cost;

●	Assigning a store Crew member to clean and sanitize shopping carts at the entrance to our stores;

●	Producing more than 6,000 face masks and requiring store Crew members to wear them while working;

●	Providing disposable gloves to our store Crew members;

●	Installing plexiglass shields at substantially all checkout registers;

●	Frequently cleaning the most touched surfaces in all stores, including the checkout areas and payment keypads;

●	Limiting the number of customers allowed in the company’s stores at one time;

●	Requiring customers to bag their own purchases;

●	Closing all stores early so they can be restocked and thoroughly cleaned;

●	Designating specific shopping hours for higher risk individuals twice a week; and

●	Establishing guidelines and practices to protect our corporate office Crew members.

Starting in late February 2020 through March 31, 2020, we experienced unprecedented levels of net sales due to the COVID-19 outbreak as stay-at-home measures were implemented by states across our footprint, customers stocked-up on essential items and dining out options were constrained or eliminated. During the three months ended March 31, 2020, the COVID-19 pandemic also led to an increase in online orders for home delivery, which we offer at substantially all our stores in partnership with a third party.

Although net sales in April 2020 moderated from the peak levels experienced in March 2020, comparable store sales for April 2020 were significantly higher than in the same period in fiscal year 2019. During April 2020, average transaction count declined compared to April 2019, as stay-at-home directives generally remained in place in our markets, resulting in less frequent customer shopping trips. However, the decline in average transaction count during April 2020 was more than offset by an increase in average transaction size.

Since the COVID-19 outbreak, we have experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain and such disruptions have moderated, although certain products remain in relatively short supply or are unavailable.

While we are closely monitoring the economic impact of the COVID-19 pandemic on our business, the long-term impact of the pandemic is unknown at this time. We expect the impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows will largely depend on the extent and duration of the pandemic, the governmental and public actions taken in response, and the effect the pandemic will have on the U.S. economy. Moreover, the COVID-19 pandemic makes it more challenging for management to estimate future performance of our business, particularly over the near term. See “The ongoing COVID-19 pandemic has impacted our operations and this or other future pandemics could materially impact our business, results of operations and financial condition” under “Item 1A.-Risk Factors.”

Additional information regarding the impact of the COVID-19 pandemic on our business and results of operations is provided below in this MD&A.

Outlook

We believe there are several key factors that have contributed to our success and will enable us to increase our comparable store sales and continue to profitably expand. These factors include a loyal customer base, increasing basket size, reputation for cleanliness, growing consumer interest in nutrition and wellness, a differentiated shopping experience that focuses on customer service, nutrition education and a convenient and efficient shopper-friendly retail environment, and our focus on high quality, affordable natural and organic groceries and dietary supplements.

We currently expect the rate of new store unit growth in the foreseeable future to depend on economic and business conditions and other factors, including the impact of the COVID-19 pandemic. During the past few years, we have enhanced our infrastructure to enable us to support growth. In addition, in recent years we believe we have enhanced customer loyalty through our {N}power® customer loyalty program.

Over the long term, we believe there are opportunities for us to continue to expand our store base, expand profitability and increase comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry and regional and general economic conditions. In the future, we believe there are opportunities for increased leverage in costs, such as administrative expenses, as well as increased economies of scale in sourcing products. However, due to the fixed nature of certain of our costs (in particular, our rent obligations and related occupancy expenses), our ability to leverage costs may be limited.

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

Interest expense, net

Interest expense consists of the interest associated with finance lease obligations (previously classified as capital and financing lease obligations) and our Credit Facility, net of capitalized interest and interest income.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Statements of Income Data:*
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	72.0	73.0	72.7	73.1
Gross profit	28.0	27.0	27.3	26.9
Store expenses	20.5	21.8	21.3	22.0
Administrative expenses	2.5	2.5	2.5	2.5
Pre-opening and relocation expenses	0.2	0.1	0.2	0.2
Operating income	4.8	2.7	3.2	2.2
Interest expense, net	(0.2)	(0.6)	(0.2)	(0.6)
Income before income taxes	4.6	2.1	3.0	1.7
Provision for income taxes	(1.1)	(0.4)	(0.7)	(0.3)
Net income	3.5%	1.7	2.3	1.3
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	157	152	157	152
Number of new stores opened during the period	2	1	4	5
Number of stores relocated or remodeled during the period	0	1	0	2
Number of stores closed during the period	0	0	0	1
Twelve-month store unit growth rate	3.3%	4.8	3.3	4.8
Change in comparable store sales	18.4	2.9	10.3	4.2
Change in daily average comparable store sales	17.0	2.9	9.7	4.2
Change in mature store sales	16.7	1.8	8.8	2.7
Change in daily average mature store sales	15.4	1.8	8.2	2.7

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended March 31,		Change In
	2020	2019	Dollars	Percent
Statements of Income Data:
Net sales	$277,524	230,447	47,077	20.4%
Cost of goods sold and occupancy costs	199,701	168,233	31,468	18.7
Gross profit	77,823	62,214	15,609	25.1
Store expenses	56,878	50,175	6,703	13.4
Administrative expenses	7,038	5,761	1,277	22.2
Pre-opening and relocation expenses	650	157	493	314.0
Operating income	13,257	6,121	7,136	116.6
Interest expense, net	(516)	(1,280)	764	(59.7)
Income before income taxes	12,741	4,841	7,900	163.2
Provision for income taxes	(3,023)	(981)	(2,042)	208.2
Net income	$9,718	3,860	5,858	151.8

Net sales

Net sales increased $47.1 million, or 20.4%, to $277.5 million for the three months ended March 31, 2020 compared to $230.4 million for the three months ended March 31, 2019, primarily due to a $42.3 million increase in comparable store sales and a $4.8 million increase in new store sales. Daily average comparable store sales increased 17.0% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  The daily average comparable store sales increase resulted from a 13.1% increase in daily average transaction size and a 3.5% increase in average transaction count. Comparable store average transaction size was $41.60 for the three months ended March 31, 2020.  Daily average mature store sales increased 15.4% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in comparable store sales during the three months ended March 31, 2020 was primarily driven by significantly increased net sales starting in late February 2020 as a result of the COVID-19 outbreak. Prior to late February 2020, comparable store sales for the second quarter were generally consistent with the prior fiscal quarter. During March 2020, our comparable store sales increased by approximately 40% compared to March 2019, driven by our customers’ response to the COVID-19 outbreak. Also contributing to the increase in comparable store sales during the three months ended March 31, 2020 were marketing initiatives, promotional pricing campaigns and increased membership in and usage of the {N}power customer loyalty program.

Gross profit

Gross profit increased $15.6 million, or 25.1%, to $77.8 million for the three months ended March 31, 2020 compared to $62.2 million for the three months ended March 31, 2019, primarily driven by the increased sales volumes resulting from the COVID-19 pandemic. To a lesser extent, the increase in gross profit reflected an increase in the number of stores. Gross margin increased to 28.0% for the three months ended March 31, 2020 compared to 27.0% for the three months ended March 31, 2019. The increase in gross margin during the three months ended March 31, 2020 was primarily driven by a decrease in store occupancy and shrink expenses, both as a percentage of sales, and a shift in sales mix to higher margin products.

We had 21 store leases that were classified as capital and financing lease obligations for the three months ended March 31, 2019. As of September 30, 2019, 23 leases were classified as capital and financing lease obligations. As a result of our adoption of ASC 842 effective October 1, 2019: (i) eight previous capital financing lease obligations were derecognized and reclassified as operating leases; (ii) 10 previous capital finance leases were classified as finance leases; and (iii) six previous capital lease obligations were classified as finance leases. As of March 31, 2020, we had 17 leases that were classified as finance leases. The leases that were reclassified to operating leases now generate rent expense, which is recorded as occupancy expense, rather than a reduction of the lease obligation and as interest expense.

Store expenses

Store expenses increased $6.7 million, or 13.4%, to $56.9 million for the three months ended March 31, 2020 compared to $50.2 million for the three months ended March 31, 2019. The increase in store expenses during the three months ended March 31, 2020 was primarily driven by our hiring of approximately 650 temporary Crew members to support operational demands and wage increases and bonuses for our store Crew members, all related to the COVID-19 pandemic. Store expenses as a percentage of sales were 20.5% and 21.8% for the three months ended March 31, 2020 and 2019, respectively. The decrease in store expenses as a percentage of sales was primarily attributable to enhanced leverage of store expenses due to the increased sales volumes resulting from the COVID-19 pandemic, partially offset by the adoption of ASC 842.

Administrative expenses

Administrative expenses increased $1.3 million, or 22.2%, to $7.0 million for the three months ended March 31, 2020 compared to $5.8 million for the three months ended March 31, 2019. The increase in administrative expenses during the three months ended March 31, 2020 was primarily driven by higher compensation, including bonus expense, and an increase in hardware, software and communications expenses. Administrative expenses as a percentage of sales were 2.5% for each of the three months ended March 31, 2020 and 2019.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.5 million, or 314.0%, to $0.7 million for the three months ended March 31, 2020 compared to $0.2 million for the three months ended March 31, 2019, due to the impact of the number and timing of new store openings and relocations.  We opened two new stores during the three months ended March 31, 2020 compared to opening one new store and relocating one store during the three months ended March 31, 2019.  Pre-opening and relocation expenses as a percentage of sales were 0.2% and 0.1% for the three months ended March 31, 2020 and 2019, respectively.

Interest expense, net

Interest expense, net of capitalized interest, decreased $0.8 million, or 59.7%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  The decrease in interest expense is primarily due to a decrease in the number of finance leases (formerly classified as capital and financing leases) during the three months ended March 31, 2020 as well as a decrease in the average outstanding balance owing under our Credit Facility.  The decrease in interest expense attributable to the lower number of finance leases is consistent with the increase in occupancy costs referred to above given the number of derecognized previous capital finance leases that have been reclassified as operating leases and that now generate straight-line rent expense rather than reduction of the lease obligation and interest expense.

Income taxes

Income tax expense increased $2.0 million for the three months ended March 31, 2020 to $3.0 million compared to $1.0 million for the three months ended March 31, 2019. The Company’s effective income tax rate was approximately 23.7% and 20.3% for the three months ended March 31, 2020 and 2019, respectively.

Net income

Net income was $9.7 million, or $0.43 diluted earnings per share, for the three months ended March 31, 2020 compared to $3.9 million, or $0.17 diluted earnings per share, for the three months ended March 31, 2019. The increase in net income during the three months ended March 31, 2020 was primarily attributable to the significant growth in net sales and margin improvement as a result of the impact of the COVID-19 outbreak.

Six months ended March 31, 2020 compared to the six months ended March 31, 2019

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Six months ended March 31,		Change In
	2020	2019	Dollars	Percent
Statements of Income Data:
Net sales	$507,554	451,962	55,592	12.3%
Cost of goods sold and occupancy costs	369,207	330,602	38,605	11.7
Gross profit	138,347	121,360	16,987	14.0
Store expenses	108,305	99,298	9,007	9.1
Administrative expenses	12,857	11,076	1,781	16.1
Pre-opening and relocation expenses	1,080	829	251	30.3
Operating income	16,105	10,157	5,948	58.6
Interest expense, net	(1,052)	(2,535)	1,483	(58.5)
Income before income taxes	15,053	7,622	7,431	97.5
Provision for income taxes	(3,467)	(1,565)	(1,902)	121.5
Net income	$11,586	6,057	5,529	91.3

Net sales

Net sales increased $55.6 million, or 12.3%, to $507.6 million for the six months ended March 31, 2020 compared to $452.0 million for the six months ended March 31, 2019, primarily due to a $46.4 million increase in comparable store sales and a $9.4 million increase in new store sales, partially offset by a $0.2 million decrease in sales from one store that closed during the first quarter of fiscal 2019.  Daily average comparable store sales increased 9.7% for the six months ended March 31, 2020 compared to the six months ended March 31, 2019.  The daily average comparable store sales increase resulted from a 8.1% increase in average transaction size and a 1.5% increase in daily average transaction count.  Comparable store average transaction size was $39.50 for the six months ended March 31, 2020.  Daily average mature store sales increased 8.2% for the six months ended March 31, 2020 compared to the six months ended March 31, 2019.  The increase in comparable store sales during the six months ended March 31, 2020 was primarily driven by significantly increased net sales starting in late February 2020 as a result of the COVID-19 outbreak. Also contributing to the increase in comparable store sales during the six months ended March 31, 2020 were marketing initiatives, promotional pricing campaigns and increased membership in and usage of the {N}power customer loyalty program.

Gross profit

Gross profit increased $17.0 million, or 14.0%, to $138.3 million for the six months ended March 31, 2020 compared to $121.4 million for the six months ended March 31, 2019, primarily driven by the increased sales volumes resulting from the COVID-19 pandemic. To a lesser extent, the increased in gross profit reflected an increase in the number of stores. Gross margin increased to 27.3% for the six months ended March 31, 2020 from 26.9% for the six months ended March 31, 2019. The increase in gross margin during the six months ended March 31, 2020 was primarily driven by a decrease in store occupancy and shrink expenses, both as a percentage of sales, and a shift in sales mix to higher margin products.

We had 21 store leases that were classified as capital and financing lease obligations for the six months ended March 31, 2019. As of September 30, 2019, 23 leases were classified as capital and financing lease obligations. As a result of our adoption of ASC 842 effective October 1, 2019: (i) eight previous capital financing lease obligations were derecognized and reclassified as operating leases; (ii) 10 previous capital finance leases were classified as finance leases; and (iii) six previous capital lease obligations were classified as finance leases. As of March 31, 2020, we had 17 leases that were classified as finance leases. The leases that were reclassified to operating leases now generate rent expense, which is recorded as occupancy expense, rather than a reduction of the lease obligation and as interest expense.

Store expenses

Store expenses increased $9.0 million, or 9.1%, to $108.3 million for the six months ended March 31, 2020 compared to $99.3 million for the six months ended March 31, 2019. The increase in store expenses during the six months ended March 31, 2020 was primarily driven by our hiring of approximately 650 temporary Crew members to support operational demands and wage increases and bonuses for our store Crew members, all related to the COVID-19 pandemic. Store expenses as a percentage of sales were 21.3% and 22.0% for the six months ended March 31, 2020 and 2019, respectively. The decrease in store expenses as a percentage of sales was primarily attributable to enhanced leverage of store expenses due to the increased sales volumes resulting from the COVID-19 pandemic, partially offset by the adoption of ASC 842.

Administrative expenses

Administrative expenses increased $1.8 million, or 16.1%, to $12.9 million for the six months ended March 31, 2020 compared to $11.1 million for the six months ended March 31, 2019.  The increase in administrative expenses during the six months ended March 31, 2020 was primarily driven by higher compensation, including bonus expense, and an increase in hardware, software and communication expenses. Administrative expenses as a percentage of sales were 2.5% for each of the six months ended March 31, 2020 and 2019.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.3 million, or 30.3%, to $1.1 million for the six months ended March 31, 2020 compared to $0.8 million for the six months ended March 31, 2019, due to the impact of the number and timing of new store openings and relocations.  We opened four new stores during the six months ended March 31, 2020 compared to opening five new stores and relocating two stores during the six months ended March 31, 2019.  Pre-opening and relocation expenses as a percentage of sales were 0.2% for each of the six months ended March 31, 2020 and 2019.

Interest expense

Interest expense, net of capitalized interest, decreased $1.5 million, or 58.5%, for the six months ended March 31, 2020 compared to the six months ended March 31, 2019.  The decrease in interest expense is primarily due to a decrease in the number of finance leases (formerly classified as capital and financing leases) during the six months ended March 31, 2020 as well as a decrease in the average outstanding balance owing under our Credit Facility.  The decrease in interest expense attributable to the lower number of finance leases is consistent with the increase in occupancy costs referred to above given the number of derecognized previous capital finance leases that have been reclassified as operating leases and that now generate straight-line rent expense rather than reduction of the lease obligation and interest expense.

Income taxes

Income tax expense increased $1.9 million for the six months ended March 31, 2020 to $3.5 million compared to $1.6 million for the six months ended March 31, 2019.  The Company’s effective income tax rate was approximately 23.0% and 20.5% for the six months ended March 31, 2020 and 2019, respectively.

Net income

Net income was $11.6 million, or $0.51 diluted earnings per share, for the six months ended March 31, 2020 compared to $6.1 million, or $0.27 diluted earnings per share, for the six months ended March 31, 2019.  The increase in net income during the six months ended March 31, 2020 was primarily attributable to the significant growth in net sales and margin improvement as a result of the impact of the COVID-19 outbreak.

Non-GAAP financial measures

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Net income	$9,718	3,860	11,586	6,057
Interest expense, net	516	1,280	1,052	2,535
Provision for income taxes	3,023	981	3,467	1,565
Depreciation and amortization	7,888	7,290	15,595	14,576
EBITDA	$21,145	13,411	31,700	24,733

EBITDA increased 57.7% to $21.1 million in the three months ended March 31, 2020 compared to $13.4 million for the three months ended March 31, 2019. EBITDA increased 28.2% to $31.7 million in the six months ended March 31, 2020 compared to $24.7 million for the six months ended March 31, 2019.  The increase in EBITDA was primarily driven by the significant growth in net income resulting from the increase in net sales starting in late February 2020 as a result of the COVID-19 outbreak. EBITDA as a percentage of sales was 7.6% and 5.8% in the three months ended March 31, 2020 and 2019, respectively.  EBITDA as a percentage of sales was 6.2% and 5.5% in the six months ended March 31, 2020 and 2019, respectively. The number of stores with finance leases (previously classified as capital and financing lease obligations) decreased from 21 as of March 31, 2019 to 17 as of March 31, 2020 as a result of our adoption of ASC 842 effective October 1, 2019. Finance leases have a positive impact on EBITDA because, as discussed above, they result in lower cost of goods sold and occupancy costs. Conversely, the greater number of stores with operating leases during the six months ended March 31, 2020, led to higher cost of goods sold and occupancy costs, which negatively impacted both EBITDA and EBITDA as a percentage of sales.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service and corporate taxes.  As of March 31, 2020, we had $29.4 million in cash and cash equivalents, as well as $49.0 million available for borrowing under our Credit Facility.  We are not currently receiving, and do not currently intend to apply for, direct financial assistance under any federal or state programs implemented as a result of the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may expend up to $10.0 million to repurchase shares of the Company’s common stock.  In May 2018, our Board authorized a two-year extension of the share repurchase program. On May 4, 2020, our Board authorized an extension of the Company’s share repurchase program. As a result of such extension, the share repurchase program will terminate on May 31, 2022.  We did not repurchase any shares during the three or six months ended March 31, 2020. Between April 1, 2020 and May 4, 2020 (the latest practicable date for making the determination), we did not repurchase any additional shares of our common stock. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million. We expect funding of share repurchases will come from operating cash flow, excess cash and/or borrowings under the Credit Facility. The timing and the number of shares repurchased will be dictated by our capital needs and stock market conditions.

We paid a dividend of $0.07 per share of common stock in each of the first two quarters of fiscal year 2020. On May 6, 2020, our Board approved the payment of a cash dividend of $0.07 per share of common stock to be paid on June 16, 2020 to stockholders of record as of the close of business on June 1, 2020.

The opening of new stores may require us to borrow additional amounts under the Credit Facility. Subject to economic and business conditions, we plan to spend approximately $8 million to $13 million on capital expenditures during the remainder of fiscal year 2020 in connection with two to three new store openings and one store relocation. We are closely monitoring the impact of the COVID-19 pandemic on our liquidity and cash generated from operations. Currently, we believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Typically, our new stores require an upfront capital investment of approximately $2.1 million per store consisting of capital expenditures of approximately $1.6 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million.

Set out below is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Six months ended March 31,
	2020	2019
Net cash provided by operating activities	$53,360	22,593
Net cash used in investing activities	(20,131)	(17,081)
Net cash used in financing activities	(10,069)	(3,627)
Net increase in cash and cash equivalents	23,160	1,885
Cash and cash equivalents, beginning of period	6,214	9,398
Cash and cash equivalents, end of period	$29,374	11,283

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $30.8 million, or 136.2%, to $53.4 million for the six months ended March 31, 2020 compared to $22.6 million for the six months ended March 31, 2019.  The increase in cash provided by operating activities was primarily due to an increase in cash provided by working capital, as well as an increase in net income adjusted for non-cash items.  Our working capital requirements for inventory will likely increase as we continue to open new stores.

Investing Activities

Net cash used in investing activities increased $3.1 million, or 17.9%, to $20.1 million for the six months ended March 31, 2020 compared to $17.1 million for the six months ended March 31, 2019.  This increase was primarily due to a $1.1 million increase in software investments for internal use and a $1.1 million increase in property and equipment acquisitions during the six months ended March 31, 2020 compared to the six months ended March 31, 2019.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility.  Cash used in financing activities was $10.1 million for the six months ended March 31, 2020 compared to $3.6 million of cash used in financing activities for the six months ended March 31, 2019. During the six months ended March 31, 2020, the Company used cash generated from operations to repay the outstanding balance owing under the Credit Facility. Notwithstanding our repayment of the outstanding balance owing under the Credit Facility as of March 31, 2020, the Credit Facility remains in full force and effect.

Credit Facility

The maximum amount available for borrowing under the Credit Facility is $50.0 million, including a $5.0 million sublimit for standby letters of credit. The operating company is the borrower under the Credit Facility and its obligations thereunder are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on November 13, 2024.

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

We had $0 and $5.7 million outstanding under the Credit Facility as of March 31, 2020 and September 30, 2019, respectively.  As of each of March 31, 2020 and September 30, 2019, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the terms of the Credit Facility.  We had $49.0 million and $43.3 million available for borrowing under the Credit Facility as of March 31, 2020 and September 30, 2019, respectively.

As of March 31, 2020 and September 30, 2019, the Company was in compliance with the debt covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 6 of Notes to Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2020, our off-balance sheet arrangements consisted of: (i) the undrawn portion of our Credit Facility and (ii) leases that have been signed but whose terms have not yet commenced. As of March 31, 2020, the Company had signed two leases whose terms have not yet commenced; such leases are for one new store and one relocated store in fiscal year 2020 and beyond. The contractual obligation related to these leases is $10.7 million (see Note 7). We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the six months ended March 31, 2020, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate the adoption of that standard effective October 1, 2019.

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

The ongoing COVID-19 pandemic has impacted our operations and this or other future pandemics could materially impact our business, results of operations and financial condition.

The COVID-19 outbreak has had a significant impact on our operations. For so long as it continues, and in the event there is another widespread regional, national or global health epidemic or pandemic, our business could be severely impacted. While we are closely monitoring the economic impact of the COVID-19 pandemic on our business, the long-term financial impact of the COVID-19 pandemic is unknown at this time. We expect the impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows will largely depend on the extent and duration of the pandemic, the governmental and public actions taken in response, and the effect the pandemic will have on the U.S. economy.

The impacts of the COVID-19 outbreak could include some or all of the following:

●

Customers who are infected by the COVID-19 virus may not be able to visit and shop at our stores. Even if infected customers are physically able to shop, we have urged any individual who displays symptoms of the virus not to shop in our stores until they have recovered fully. An increase in the number of our customers who are infected by COVID-19 could therefore negatively impact our sales.

●

The COVID-19 outbreak may cause consumers to avoid public gathering places such as our stores or otherwise change their shopping behaviors. For example, the practice of social distancing may cause fewer customers to frequent our stores at any given time. In addition, the COVID-19 pandemic may lead to a permanent shift towards more online shopping for groceries, which may lead consumers to purchase groceries and nutritional supplements online from competitors that offer more extensive online shopping options than we do.

●

Quarantine, isolation or stay-at-home orders issued by local, state or federal authorities may make it more difficult or impossible for customers to shop at our stores. In addition, limitations imposed by national, state or local authorities on the number of customers who may shop at our stores at any given time could impact those stores’ transaction count. Further, national, state or local authorities could take action to ban in-store grocery shopping in favor of home delivery and curbside pick-ups. Depending on the length and severity of the COVID-19 pandemic, such restrictions and limitations could become progressively more severe. Any such governmental actions could negatively impact our sales.

●

Our costs may continue to increase as a result of the COVID-19 pandemic. For example, since the outbreak commenced we have hired more temporary Crew members in order to handle increased customer traffic at our stores; to monitor customers entering and exiting our stores to comply with maximum occupancy limitations; and to assist with cleaning and stocking our stores. Depending on the duration of the COVID-19 pandemic, we may be required to incur additional labor and other costs to meet the challenges posed by the pandemic.

●

If a store Crew member contracts the COVID-19 virus, or if an infected customer spreads the virus at a store, that store may have to be temporarily closed for cleaning and sanitizing. Such temporary store closures could affect multiple stores at the same time.

●

Widespread infections at any store may make it impossible to adequately staff that store, which would lead to the temporary closure of that store. Such temporary store closures could affect multiple stores at the same time.

●

Many economists expect the United States to enter a recession as a result of the COVID-19 pandemic. Since the COVID-19 outbreak, levels of unemployment have increased significantly. If the COVID-19 outbreak causes an economic slowdown or recession, consumer spending could be adversely affected, which in turn could lead to a decrease in spending by consumers, cause our customers to avoid visiting our stores and cause us to experience lower net sales than expected. In addition, customers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, customers may reduce the amount of natural and organic products that they purchase and instead purchase conventional offerings, which generally have lower retail prices, at other stores.

●

The products we sell are sourced from a wide variety of domestic and international suppliers. Since the COVID-19 outbreak, we have experienced shortages and delays in the delivery of certain products to our stores. The COVID-19 outbreak could: (i) adversely impact our business by disrupting or delaying the production and delivery of products to our stores; (ii) adversely impact transport availability and cost; (iii) impact the financial stability of our suppliers; and (iv) cause our suppliers to prioritize the supply of scarce products to our competitors.

●	We could be subject to legal proceedings brought by customers or Crew members alleging they contracted the COVID-19 virus at one of our locations.

Any of the foregoing impacts of the COVID-19 outbreak could have a material adverse effect on our business, financial position and results of operations. The duration of any such impacts cannot be predicted because of the unprecedented nature of the COVID-19 pandemic.

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

Item 5. Other Information

On May 4, 2020, our Board authorized an extension of the Company’s previously announced share repurchase program. As a result of such extension, the share repurchase program will terminate on May 31, 2022. The dollar value of the shares of common stock that may yet be repurchased under the share repurchase program is approximately $8.3 million. Repurchases will be made from time to time at management's discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 (unaudited) and September 30, 2019, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2020 and 2019 (unaudited), (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2020 and 2019 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2020 and 2019 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 7, 2020.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)