Form 10-Q
period 2020-06-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2020-08-06
CIK 1547459

r

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 3, 2020 was 22,524,341.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2020

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to “we,” “us,” “our,” “Natural Grocers” and the “Company” refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example, “fiscal year 2020” refers to the year from October 1, 2019 to September 30, 2020).

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. In addition, our actual results could differ materially from the forward-looking statements in this Form 10-Q due to risks and challenges related to the COVID-19 pandemic and the resulting government mandates, including: the length of time that the pandemic continues; the inability of customers to shop due to illness or quarantine, isolation or stay-at-home orders; shifts in demand to more online shopping or to lower-priced or other perceived value offerings; the temporary inability of our employees to work due to illness; temporary store closures due to infections at our stores or government mandates; stay-at-home measures, safety directives and operating requirements imposed by local, state or federal governmental authorities; the extent and duration of the economic recession resulting from the COVID-19 pandemic and government mandates, including its impact on consumer spending, the unemployment rate, interest rates and inflationary and deflationary trends; disruptions in the production of the products we sell; disruptions in the delivery of products to our stores; increased operating costs; and the extent and effectiveness of any COVID-19-related stimulus packages implemented by the federal and state governments.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2020	September 30, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,855	6,214
Accounts receivable, net	5,174	5,059
Merchandise inventory	96,347	96,179
Prepaid expenses and other current assets	4,688	7,728
Total current assets	136,064	115,180
Property and equipment, net	151,927	201,635
Operating lease assets, net	341,848	—
Finance lease assets, net	34,598	—
Deposits and other assets	634	1,638
Goodwill and other intangible assets, net	10,278	8,644
Deferred financing costs, net	34	17
Total assets	$675,383	327,114

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,558	63,162
Accrued expenses	24,467	19,061
Capital and financing lease obligations, current portion	—	1,045
Operating lease obligations, current portion	31,940	—
Finance lease obligations, current portion	2,617	—
Total current liabilities	128,582	83,268
Long-term liabilities:
Capital and financing lease obligations, net of current portion	—	51,475
Operating lease obligations, net of current portion	328,390	—
Finance lease obligations, net of current portion	33,812	—
Revolving credit facility	—	5,692
Deferred income tax liabilities, net	13,969	10,420
Deferred rent	—	11,393
Leasehold incentives	—	7,960
Total long-term liabilities	376,171	86,940
Total liabilities	504,753	170,208
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,524,341 and 22,510,279 shares issued at June 30, 2020 and September 30, 2019, respectively and 22,524,341 and 22,463,057 outstanding at June 30, 2020 and September 30, 2019, respectively	23	23
Additional paid-in capital	56,472	56,319
Retained earnings	114,135	100,923
Common stock in treasury at cost, 0 and 47,222 shares, at June 30, 2020 and September 30, 2019, respectively	—	(359)
Total stockholders’ equity	170,630	156,906
Total liabilities and stockholders’ equity	$675,383	327,114

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Net sales	$265,110	224,411	772,664	676,373
Cost of goods sold and occupancy costs	192,729	165,986	561,936	496,588
Gross profit	72,381	58,425	210,728	179,785
Store expenses	58,577	48,424	166,882	147,722
Administrative expenses	6,818	5,953	19,675	17,029
Pre-opening and relocation expenses	300	213	1,380	1,042
Operating income	6,686	3,835	22,791	13,992
Interest expense, net	(505)	(1,256)	(1,557)	(3,791)
Income before income taxes	6,181	2,579	21,234	10,201
Provision for income taxes	(1,490)	(581)	(4,957)	(2,146)
Net income	$4,691	1,998	16,277	8,055

Net income per common share:
Basic	$0.21	0.09	0.72	0.36
Diluted	$0.21	0.09	0.72	0.36
Weighted average number of shares of common stock outstanding:
Basic	22,510,987	22,438,657	22,491,818	22,412,662
Diluted	22,641,255	22,525,287	22,552,933	22,564,705

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended June 30,
	2020	2019
Operating activities:
Net income	$16,277	8,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,508	21,783
Gain on disposal of property and equipment	—	(158)
Share-based compensation	751	920
Deferred income tax expense (benefit)	3,283	(1,400)
Non-cash interest expense	9	10
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(115)	782
Merchandise inventory	(169)	(1,864)
Prepaid expenses and other assets	(906)	(430)
Income tax receivable	3,971	(298)
Operating lease asset	22,562	—
(Decrease) increase in:
Operating lease liability	(23,124)	—
Accounts payable	10,005	767
Accrued expenses	5,405	1,352
Deferred compensation	—	(688)
Deferred rent and leasehold incentives	—	(536)
Net cash provided by operating activities	61,457	28,295
Investing activities:
Acquisition of property and equipment	(23,277)	(20,817)
Acquisition of other intangibles	(2,218)	(2,036)
Proceeds from sale of property and equipment	—	833
Proceeds from property insurance settlements	27	32
Net cash used in investing activities	(25,468)	(21,988)
Financing activities:
Borrowings under credit facility	228,900	297,900
Repayments under credit facility	(234,592)	(301,000)
Capital and financing lease obligation payments	—	(566)
Finance lease obligation payments	(1,669)	—
Dividend to shareholders	(4,725)	—
Loan fees paid	(25)	—
Payments on withholding tax for restricted stock unit vesting	(237)	(380)
Net cash used in financing activities	(12,348)	(4,046)
Net increase in cash and cash equivalents	23,641	2,261
Cash and cash equivalents, beginning of period	6,214	9,398
Cash and cash equivalents, end of period	$29,855	11,659
Supplemental disclosures of cash flow information:
Cash paid for interest	$347	603
Cash paid for interest on finance or capital and financing lease obligations, net of capitalized interest of $88 and $117, respectively	1,217	3,169
Income taxes paid	10	4,733
Deferred compensation paid	—	700
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$2,679	4,408
Property acquired through capital and financing lease obligations	—	9,651
Property acquired through operating lease obligations	8,170	—
Property acquired through finance lease obligations	5,232	—

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended June 30, 2020 and June 30, 2019

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –$0.001 par
	value
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balances September 30, 2019	22,463,057	$23	$56,319	$100,923	$(359)	$156,906
Net income	—	—	—	1,868	—	1,868
Cash dividends	—	—	—	(1,573)	—	(1,573)
Share-based compensation	12,661	—	135	—	96	231
Topic 842 transition impact	—	—	—	1,660	—	1,660
Balances December 31, 2019	22,475,718	23	56,454	102,878	(263)	159,092
Net income	—	—	—	9,718	—	9,718
Cash dividends	—	—	—	(1,574)	—	(1,574)
Share-based compensation	28,092	—	(15)	—	214	199
Balances March 31, 2020	22,503,810	23	56,439	111,022	(49)	167,435
Net income	—	—	—	4,691	—	4,691
Issuance of common stock..	14,062	—	—	—	—	—
Cash dividends	—	—	—	(1,578)	—	(1,578)
Share-based compensation	6,469	—	33	—	49	82
Balances June 30, 2020	22,524,341	$23	$56,472	$114,135	$—	$170,630

	Common stock –$0.001 par
	value
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balances September 30, 2018	22,373,382	$23	$56,236	$91,507	$(1,040)	$146,726
Net income	—	—	—	2,197	—	2,197
Share-based compensation	18,928	—	101	—	144	245
Balances December 31, 2018	22,392,310	23	56,337	93,704	(896)	149,168
Net income	—	—	—	3,860	—	3,860
Share-based compensation	39,243	—	(145)	—	298	153
Balances March 31, 2019	22,431,553	23	56,192	97,564	(598)	153,181
Net income	—	—	—	1,998	—	1,998
Share-based compensation	22,652	—	(30)	—	172	142
Balances June 30, 2019	22,454,205	$23	$56,162	$99,562	$(426)	$155,321

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2020 and 2019

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, body care products and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of June 30, 2020, the Company operated 159 stores in 20 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 153 stores in 19 states as of September 30, 2019.

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

The Company has one reporting segment: natural and organic retail stores. Sales from the Company’s natural and organic retail stores are derived from sales of the following product categories, which are presented as a percentage of sales for the three and nine months ended June 30, 2020 and 2019, as follows:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Grocery	72%	69	69	68
Dietary supplements	18	21	21	21
Other	10	10	10	11
	100%	100	100	100

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

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” in February 2016 and subsequently issued related ASUs in 2018 and 2019 (collectively, ASC 842). ASC 842 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms greater than 12 months. Under ASC 842, recognition, measurement and presentation of lease expenses depend on whether the lease is classified as a finance or operating lease.

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

Additionally, the Company recognized a cumulative effect adjustment, which increased retained earnings by $1.7 million for the nine months ended June 30, 2020. These adjustments were primarily driven by the derecognition of $41.9 million of lease obligations and $40.2 million of net assets related to leases that had been classified as capital financing lease obligations under the former failed-sale leaseback guidance. These leases were reclassified as operating or finance leases as of October 1, 2019, the transition date. See Note 7 for additional information related to the Company’s lease accounting policy.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation,” Topic 718, “Improvements to Nonemployee Share-Based Payment Accounting” (ASU 2018-07) as part of its simplification initiative to reduce complexity when accounting for share-based payments to non-employees. ASU 2018-07 expands the scope of Topic 718 to more closely align share-based payment transactions for acquiring goods and services from non-employees with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. This ASU did not have an impact on the Company’s consolidated financial statements for the three or nine months ended June 30, 2020.

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

The balance of contract liabilities related to unredeemed gift cards was $1.1 million and $1.0 million as of June 30, 2020 and September 30, 2019, respectively. Revenue for the three months ended June 30, 2020 and 2019 includes $0 million and $0.1 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2019 and 2018, respectively. Revenue for the nine months ended June 30, 2020 and 2019 includes approximately $0.8 million and $0.6 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2019 and 2018, respectively.

The following table disaggregates our revenue by product category for the three months and nine months ended June 30, 2020 and 2019, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Grocery	$190,114	154,383	534,220	463,486
Dietary supplements	49,355	46,240	161,225	141,724
Other	25,641	23,788	77,219	71,163
	$265,110	224,411	772,664	676,373

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

Presented below are basic and diluted EPS for the three and nine months ended June 30, 2020 and 2019, dollars in thousands, except per share data:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Net income	$4,691	1,998	16,277	8,055

Weighted average number of shares of common stock outstanding	22,510,987	22,438,657	22,491,818	22,412,662
Effect of dilutive securities	130,268	86,630	61,115	152,043
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,641,255	22,525,287	22,552,933	22,564,705

Basic earnings per share	$0.21	0.09	0.72	0.36
Diluted earnings per share	$0.21	0.09	0.72	0.36

There were 14,973 and 135,147 non-vested RSUs for the three and nine months ended June 30, 2020, respectively, excluded from the calculation of diluted EPS as they are antidilutive. There were 124,102 and 42,584 non-vested RSUs for the three and nine months ended June 30, 2019, respectively, excluded from the calculation of diluted EPS as they are antidilutive.

The Company paid a dividend of $0.07 per share of common stock in each of the first three quarters of fiscal year 2020. The Company did not declare any dividends during the three or nine months ended June 30, 2019.

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

The Company had $0 and $5.7 million outstanding under the Credit Facility as of June 30, 2020 and September 30, 2019, respectively. As of June 30, 2020 and September 30, 2019, the Company had undrawn, issued and outstanding letters of credit of $1.3 million and $1.0 million, respectively, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $48.7 million and $43.3 million available for borrowing under the Credit Facility as of June 30, 2020 and September 30, 2019, respectively.

As of June 30, 2020 and September 30, 2019, the Company was in compliance with the financial covenants under the Credit Facility.

Lease Obligations

As of September 30, 2019, 23 leases were classified as capital and financing lease obligations (see Note 7). As a result of the Company’s adoption, effective October 1, 2019, of the new lease standard set out in ASC 842: (i) the Company’s previous capital financing lease obligations were derecognized and reclassified as operating or finance leases and (ii) the Company’s previous capital lease obligations were classified as finance leases. As of June 30, 2020, the Company had 17 leases that were classified as finance leases. No rent expense is recorded for these finance leases (previously classified as capital and financing lease obligations); rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations, and legacy capital and financing lease obligations, is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $0.5 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $1.7 million and $3.9 million for the nine months ended June 30, 2020 and 2019, respectively. Interest expense for the three and nine months ended June 30, 2020 and 2019 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of less than $0.1 million for each of the three months ended June 30, 2020 and 2019 and approximately $0.1 million for each of the nine months ended June 30, 2020 and 2019.

6. Stockholders’ Equity

Share Repurchases

In May 2016, the Board of Directors (the Board) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. The Board subsequently extended the share repurchase program, which will terminate on May 31, 2022. Repurchases under the Company’s share repurchase program are made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

Prior to October 1, 2018, the Company repurchased 199,543 shares under the share repurchase program. The Company did not repurchase any shares between October 1, 2018 and June 30, 2020. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million.

Prior to October 1, 2019, the Company reissued 152,321 treasury shares at a cost of $1.3 million to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants. During the three and nine months ended June 30, 2020, the Company reissued 6,469 treasury shares at a cost of less than $0.1 million and 47,222 treasury shares at a cost of approximately $0.4 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants. During the three and nine months ended June 30, 2019, the Company reissued 22,652 treasury shares at a cost of approximately $0.2 million and 80,823 treasury shares at a cost of approximately $0.6 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants. At June 30, 2020 and September 30, 2019, the Company held in treasury 0 shares and 47,222 shares, respectively, totaling $0 and $0.4 million, respectively.

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

The Company has five operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC, each of which is a related party (see Note 12). The leases began at various times with the earliest commencing in November 1999, continue for various terms through February 2027 and include various options to renew. These leases account for $7.0 million of right-of-use assets and $7.3 million of lease liabilities included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million and $1.0 million for the three months and nine months ended June 30, 2020, respectively.

The components of total lease cost for the three and nine months ended June 30, 2020 were as follows, dollars in thousands:

Lease cost	Classification	Three months ended June 30, 2020	Nine months ended June 30, 2020
Operating lease cost:
	Cost of goods sold and occupancy costs	$10,677	$31,929
	Store expenses	80	239
	Administrative expenses	76	235
	Pre-opening and relocation expenses	32	154
Finance lease cost:
Depreciation of right-of-use assets	Store expenses(1)	797	2,284
Interest on lease liabilities	Interest expense, net (1)	431	1,234
Short-term lease cost	Store expenses	626	1,154
Variable lease cost	Cost of goods sold and occupancy costs(2)	1,407	4,012
Sublease income	Store expenses	(91)	(276)
Total lease cost		$14,035	40,965

1 Immaterial balances related to stores not yet open are included in pre-opening and relocation expenses.

2 Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three and nine months ended June 30, 2020 was as follows, dollars in thousands:

	Three months ended June 30, 2020	Nine months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,114	33,118
Operating cash flows from finance leases	456	1,305
Financing cash flows from finance leases	587	1,669
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	—	7,230
Finance leases	—	5,232

Weighted-average remaining lease term (in years):
Operating leases	11.8
Finance leases	11.8
Weighted-average discount rate:
Operating leases	3.6%
Finance leases	4.9%

In addition, during the nine months ended June 30, 2020, the Company purchased one store building that had previously been leased. This resulted in: (i) a $2.5 million reduction in operating lease liability and (ii) the reclassification of $2.4 million of corresponding operating right-of-use asset to property and equipment.

Future lease payments under non-cancellable leases as of June 30, 2020 were as follows, dollars in thousands:

Fiscal Year	Operating leases	Finance leases	Total
Remainder of 2020	$11,162	1,089	12,251
2021	44,151	4,367	48,518
2022	43,444	4,389	47,833
2023	42,561	4,433	46,994
2024	40,458	4,499	44,957
Thereafter	265,949	30,580	296,529
Total future undiscounted lease payments	447,725	49,357	497,082
Less tenant improvement allowance receivable from landlord	—	—	—
Less imputed interest	(87,395)	(12,928)	(100,323)
Total reported lease liability	360,330	36,429	396,759
Less current portion	(31,940)	(2,617)	(34,557)
Noncurrent lease liability	$328,390	33,812	362,202

The table above excludes $10.7 million of legally binding minimum lease payments for leases that had been executed as of June 30, 2020 but whose terms had not yet commenced.

Prior to the Company’s adoption of ASC 842, the Company’s leases were designated as either capital, financing or operating. Consistent with the guidance provided in ASC 842, previously designated capital lease obligations are now classified as finance leases, while previously designated capital lease finance obligations have been derecognized and reclassified as operating or finance leases. The designation of operating leases remains substantially unchanged under ASC 842. The future minimum lease payments by fiscal year, as determined prior to the adoption of ASC 842 under the Company’s previously designated capital, capital financing and operating leases (as disclosed in the Form 10-K) are presented below.

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

Future payments under the terms of the leases for the store locations at which construction was in progress as of September 30, 2019, based on the two stores’ planned opening date in fiscal year 2020, were as follows, dollars in thousands:

Fiscal Year	Interest expense on capital lease finance obligations for assets under construction	Principal payments on capital lease finance obligations for assets under construction	Interest expense on capital lease obligations for assets under construction	Principal payments on capital lease obligations for assets under construction
2020	$118	18	237	123
2021	161	26	236	132
2022	160	28	228	139
2023	158	30	221	147
2024	155	33	213	155
Thereafter	1,368	756	1,827	3,944
Non-cash derecognition of capital lease finance obligations at end of lease term	—	1,459	—	—
Total future payments	$2,120	2,350	2,962	4,640

8. Property and Equipment

The Company had the following property and equipment balances as of June 30, 2020 and September 30, 2019, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2020	September 30, 2019
Construction in process		n/a		$5,418	15,145
Capitalized real estate leases for build-to-suit stores, including unamortized land of $0 and $617, respectively		40		—	42,320
Capitalized real estate leases		15		—	7,241
Land		n/a		1,390	1,230
Buildings		40		26,732	23,571
Land improvements	5	–	24	1,572	1,498
Leasehold and building improvements	1	–	25	155,139	144,318
Fixtures and equipment	5	–	7	139,076	131,491
Computer hardware and software	3	–	5	23,450	21,672
				352,777	388,486
Less accumulated depreciation and amortization				(200,850)	(186,851)
Property and equipment, net				$151,927	201,635

Prior to the Company’s adoption of ASC 842 effective October 1, 2019, capitalized real estate leases included the Company’s buildings under both capital lease and capital lease finance obligations. Effective upon the Company’s adoption of ASC 842, right-of-use assets for both operating and finance leases are presented as discrete line items outside of property and equipment (see Note 7).

Depreciation and amortization expense for the three and nine months ended June 30, 2020 and 2019 is summarized as follows, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$204	184	587	551
Depreciation and amortization expense included in store expenses	7,411	6,626	22,044	20,316
Depreciation and amortization expense included in administrative expenses	298	397	877	916
Total depreciation and amortization expense	$7,913	7,207	23,508	21,783

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of June 30, 2020 and September 30, 2019, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2020	September 30, 2019
Amortizable intangible assets:
Other intangibles	0.5	-	3	$3,540	2,677
Amortizable intangible assets				3,540	2,677
Less accumulated amortization				(2,176)	(1,592)
Amortizable intangible assets, net				1,364	1,085
Other intangibles in process				3,327	1,972
Trademark	Indefinite			389	389
Total other intangibles, net				5,080	3,446
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$10,278	8,644

10. Accrued Expenses

The composition of accrued expenses as of June 30, 2020 and September 30, 2019 is summarized as follows, dollars in thousands:

	As of
	June 30,	September 30,
	2020	2019
Payroll and employee-related expenses	$15,147	8,447
Accrued property, sales and use tax payable	6,246	7,761
Accrued marketing expenses	699	477
Deferred revenue related to gift card sales	1,438	1,410
Other	937	966
Total accrued expenses	$24,467	19,061

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act, among other things, includes provisions addressing the carryback of net operating losses for specific periods, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (QIP).

As a result of the technical amendments made by the CARES Act to QIP, the Company accelerated tax depreciation expenses of approximately $4.0 million representing primarily temporary book-to-tax timing differences for income tax purposes (and will therefore have no effective tax rate impact) and are recorded as components within the Company’s deferred income tax liabilities and income tax receivable on the Company’s consolidated balance sheets. The Company will record the permanent benefit of addressing the carryback of net operating losses related to the accelerated depreciation expenses in the quarter ending September 30, 2020. However, this benefit will not have a material impact on the Company’s consolidated financial statements.

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.2 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. Rent paid to Chalet was approximately $0.7 million and $0.9 million for the nine months ended June 30, 2020 and 2019, respectively.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (the Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended June 30, 2020 and 2019. Rent paid to the Land Trust was approximately $0.2 million for each of the nine months ended June 30, 2020 and 2019.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended June 30, 2020 and 2019. Rent paid to FTVC LLC was less than $0.1 million for each of the nine months ended June 30, 2020 and 2019.

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

14. Subsequent Event

On August 5, 2020, the Board approved the payment of a cash dividend of $0.07 per share of common stock to be paid on September 15, 2020 to stockholders of record as of the close of business on August 31, 2020.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, body care products and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of June 30, 2020, we operated 159 stores in 20 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado. Our stores range from approximately 5,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2019, we increased our store count at a compound annual growth rate of 12%. In fiscal year 2019, we opened six new stores. We plan to open seven new stores in fiscal year 2020, six of which opened during the nine months ended June 30, 2020. No new stores were opened between June 30, 2020 and the date of this Form 10-Q. As of the date of this report, we have signed leases for two additional new stores that we plan to open subsequent to fiscal year 2020. We have also purchased the property for one additional new store. We plan to relocate one store in fiscal year 2020. We have not relocated any stores to date in fiscal year 2020.

Performance Highlights

Key highlights of our performance for the three and nine months ended June 30, 2020 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, comparable store sales, daily average comparable store sales, mature store sales and daily average mature store sales are defined under the caption “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $265.1 million for the three months ended June 30, 2020, an increase of $40.7 million, or 18.1%, compared to net sales of $224.4 million for the three months ended June 30, 2019. Net sales were $772.7 million for the nine months ended June 30, 2020, an increase of $96.3 million, or 14.2%, compared to net sales of $676.4 million for the nine months ended June 30, 2019.

●

Comparable store sales and daily average comparable store sales. Comparable store sales and daily average comparable store sales for the three months ended June 30, 2020 each increased 15.5% compared to the three months ended June 30, 2019. Comparable store sales and daily average comparable store sales for the nine months ended June 30, 2020 increased 12.0% and 11.6%, respectively, compared to the nine months ended June 30, 2019.

●

Mature store sales and daily average mature store sales. Mature store sales and daily average mature store sales for the three months ended June 30, 2020 each increased 12.5% compared to the three months ended June 30, 2019. Mature store sales and daily average mature store sales for the nine months ended June 30, 2020 increased 10.0% and 9.6%, respectively, compared to the nine months ended June 30, 2019.

●

Net income. Net income was $4.7 million for the three months ended June 30, 2020, an increase of $2.7 million, or 134.8%, compared to net income of $2.0 million for the three months ended June 30, 2019. Net income was $16.3 million for the nine months ended June 30, 2020, an increase of $8.2 million, or 102.1%, compared to net income of $8.1 million for the nine months ended June 30, 2019.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $14.6 million for the three months ended June 30, 2020, an increase of $3.6 million, or 32.2%, compared to $11.0 million for the three months ended June 30, 2019. EBITDA was $46.3 million for the nine months ended June 30, 2020, an increase of $10.5 million, or 29.4%, compared to $35.8 million for the nine months ended June 30, 2019. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of June 30, 2020, cash and cash equivalents was $29.9 million, and there was $48.7 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $1.3 million.

●

New store growth. We opened two new stores during the three months ended June 30, 2020. We opened six new stores during the nine months ended June 30, 2020. We operated a total of 159 stores as of June 30, 2020. We plan to open a total of seven new stores in fiscal year 2020, which would result in an annual new store growth rate of 4.6% for fiscal year 2020.

● Store Relocations and Remodels. We did not relocate or remodel any stores during the nine months ended June 30, 2020.

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

As we expand across the United States and enter markets where consumers may not be as familiar with our brand, we seek to secure prime real estate locations for our stores to establish greater visibility with consumers in those markets. This strategy has resulted in higher lease costs, and we anticipate these increased costs will continue into the foreseeable future. Our financial results for the three and nine months ended June 30, 2020 reflect the effects of these factors, and we anticipate future periods will be similarly impacted.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. In response to the COVID-19 pandemic, national, state and local authorities have implemented a number of public health measures intended to prevent the spread of the virus, including social distancing, quarantine, wearing face coverings, and “stay-at-home” measures. While states have commenced efforts to reopen their economies, these public health measures have had an adverse impact on the U.S. economy and in early 2020, the U.S. entered a recession. The duration and severity of the recession are unknown at this time. The effectiveness of the U.S government’s economic stabilization efforts in response to the pandemic, including proposed government payments to affected citizens and industries, is uncertain.

To date, all of our stores have been deemed an “essential business” by relevant government authorities and have continued operating since the start of the COVID-19 pandemic. We believe we have acted proactively in response to the COVID-19 pandemic and the resulting government mandates. We have taken a number of actions to protect the health and wellbeing of our customers and employees (whom we refer to as the “good4u Crew” or “Crew”), including implementing robust health and safety measures in our stores, hiring additional good4u Crew members to handle increased operational demands at our stores, paying higher wages and bonuses to our Crew members during the pandemic, providing daily immune and stress support supplements to our Crew members at no cost, and expanding healthcare benefits and paid leave for our Crew members. We have experienced increased levels of net sales and average transaction size due to the COVID-19 pandemic as public health measures have been implemented by states across our footprint and customers have adjusted to these new circumstances. The COVID-19 pandemic and government mandates have also led to an increase in online orders for home delivery, which we offer at substantially all our stores in partnership with a third party. Since the COVID-19 outbreak, we have experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain and such disruptions have moderated, although certain products remain in relatively short supply or are unavailable.

While we are closely monitoring the economic impact of the COVID-19 pandemic and government mandates on our business, the long-term impact of the pandemic is unknown at this time. We expect the impact of the COVID-19 pandemic and government mandates on our financial condition, results of operations and cash flows will largely depend on the extent and duration of the pandemic, the governmental and public actions taken in response, and the effect the pandemic will have on the U.S. economy. Moreover, the COVID-19 pandemic and government mandates make it more challenging for management to estimate future performance of our business, particularly over the near term. See “The ongoing COVID-19 pandemic has impacted our operations and this or other future pandemics could materially impact our business, results of operations and financial condition” under “Item 1A.-Risk Factors.”

Additional information regarding the impact of the COVID-19 pandemic and government mandates on our business and results of operations is provided below in this MD&A.

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

We currently expect the rate of new store unit growth in the foreseeable future to depend on economic and business conditions and other factors, including the impact of the COVID-19 pandemic and government mandates. During the past few years, we have enhanced our infrastructure to enable us to support growth. In addition, in recent years we believe we have enhanced customer loyalty through our {N}power® customer loyalty program.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Statements of Income Data:*
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	72.7	74.0	72.7	73.4
Gross profit	27.3	26.0	27.3	26.6
Store expenses	22.1	21.6	21.6	21.8
Administrative expenses	2.6	2.7	2.5	2.5
Pre-opening and relocation expenses	0.1	0.1	0.2	0.2
Operating income	2.5	1.7	2.9	2.1
Interest expense, net	(0.2)	(0.6)	(0.2)	(0.6)
Income before income taxes	2.3	1.1	2.7	1.5
Provision for income taxes	(0.6)	(0.3)	(0.6)	(0.3)
Net income	1.8%	0.9	2.1	1.2
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	159	152	159	152
Number of new stores opened during the period	2	—	6	5

Number of stores relocated or remodeled during the period	—	2	—	4
Number of stores closed during the period	—	—	—	1
Twelve-month store unit growth rate	4.6%	3.4	4.6	3.4
Change in comparable store sales	15.5	2.4	12.0	3.6
Change in daily average comparable store sales	15.5	2.4	11.6	3.6
Change in mature store sales	12.5	1.7	10.0	2.4
Change in daily average mature store sales	12.5	1.7	9.6	2.4

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended June 30,		Change In
	2020	2019	Dollars	Percent
Statements of Income Data:
Net sales	$265,110	224,411	40,699	18.1%
Cost of goods sold and occupancy costs	192,729	165,986	26,743	16.1
Gross profit	72,381	58,425	13,956	23.9
Store expenses	58,577	48,424	10,153	21.0
Administrative expenses	6,818	5,953	865	14.5
Pre-opening and relocation expenses	300	213	87	40.8
Operating income	6,686	3,835	2,851	74.3
Interest expense, net	(505)	(1,256)	751	(59.8)
Income before income taxes	6,181	2,579	3,602	139.7
Provision for income taxes	(1,490)	(581)	(909)	156.5
Net income	$4,691	1,998	2,693	134.8

Net sales

Net sales increased $40.7 million, or 18.1%, to $265.1 million for the three months ended June 30, 2020 compared to $224.4 million for the three months ended June 30, 2019, primarily due to a $34.7 million increase in comparable store sales and a $6.0 million increase in new store sales. Daily average comparable store sales increased 15.5% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The daily average comparable store sales increase resulted from a 31.5% increase in daily average transaction size, partially offset by a 12.2% decrease in average transaction count. During the quarter, customers reduced their frequency of shopping trips as a result of social distancing practices, but increased their overall basket size per shopping trip. Comparable store average transaction size was $47.15 for the three months ended June 30, 2020. Daily average mature store sales increased 12.5% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in comparable store sales during the three months ended June 30, 2020 was primarily driven by increased net sales as a result of our customers’ response to the COVID-19 pandemic and government mandates. Also contributing to the increase in comparable store sales during the three months ended June 30, 2020 were marketing initiatives, a moderated level of promotional pricing and increased membership in and usage of the {N}power customer loyalty program.

Gross profit

Gross profit increased $14.0 million, or 23.9%, to $72.4 million for the three months ended June 30, 2020 compared to $58.4 million for the three months ended June 30, 2019, primarily driven by the increased sales volumes resulting from the COVID-19 pandemic and government mandates. To a lesser extent, the increase in gross profit reflected an increase in the number of stores. Gross margin increased to 27.3% for the three months ended June 30, 2020 compared to 26.0% for the three months ended June 30, 2019. The increase in gross margin during the three months ended June 30, 2020 was primarily driven by a decrease in store occupancy expense, as a percentage of sales, and an improved product margin.

We had 22 store leases that were classified as capital and financing lease obligations for the three months ended June 30, 2019. As of September 30, 2019, 23 leases were classified as capital and financing lease obligations. As a result of our adoption of ASC 842 effective October 1, 2019: (i) eight previous capital financing lease obligations were derecognized and reclassified as operating leases; (ii) 10 previous capital finance leases were classified as finance leases; and (iii) five previous capital lease obligations were classified as finance leases. As of June 30, 2020, we had 17 leases that were classified as finance leases. The leases that were reclassified to operating leases now generate rent expense, which is recorded as occupancy expense, rather than a reduction of the lease obligation and as interest expense.

Store expenses

Store expenses increased $10.2 million, or 21.0%, to $58.6 million for the three months ended June 30, 2020 compared to $48.4 million for the three months ended June 30, 2019. The increase in store expenses during the three months ended June 30, 2020 was due primarily to increased labor related expenses. Store expenses as a percentage of sales were 22.1% and 21.6% for the three months ended June 30, 2020 and 2019, respectively. The increase in store expenses as a percentage of sales was primarily attributable to increases in labor related expenses and the adoption of ASC 842, partially offset by lower marketing expenses.

Administrative expenses

Administrative expenses increased $0.9 million, or 14.5%, to $6.8 million for the three months ended June 30, 2020 compared to $6.0 million for the three months ended June 30, 2019. The increase in administrative expenses during the three months ended June 30, 2020 was primarily driven by higher compensation and an increase in hardware, software and communications expenses. Administrative expenses as a percentage of sales were 2.6% and 2.7% for the three months ended June 30, 2020 and 2019, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.1 million, or 40.8%, to $0.3 million for the three months ended June 30, 2020 compared to $0.2 million for the three months ended June 30, 2019, due to the impact of the number and timing of new store openings and relocations. We opened two new stores during the three months ended June 30, 2020 compared to opening no new stores and relocating two stores during the three months ended June 30, 2019. Pre-opening and relocation expenses as a percentage of sales were 0.1% for each of the three months ended June 30, 2020 and 2019.

Interest expense, net

Interest expense, net of capitalized interest, decreased $0.8 million, or 59.8%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in interest expense is primarily due to a decrease in the number of finance leases (formerly classified as capital and financing leases) during the three months ended June 30, 2020, as well as a decrease in the average outstanding balance under our Credit Facility. The decrease in interest expense attributable to the lower number of finance leases is consistent with the increase in occupancy costs referred to above given the number of derecognized previous capital finance leases that have been reclassified as operating leases and that now generate straight-line rent expense rather than reduction of the lease obligation and interest expense.

Income taxes

Income tax expense increased $0.9 million for the three months ended June 30, 2020 to $1.5 million compared to $0.6 million for the three months ended June 30, 2019. The Company’s effective income tax rate was approximately 24.1% and 22.5% for the three months ended June 30, 2020 and 2019, respectively.

Net income

Net income was $4.7 million, or $0.21 diluted earnings per share, for the three months ended June 30, 2020 compared to $2.0 million, or $0.09 diluted earnings per share, for the three months ended June 30, 2019. The increase in net income during the three months ended June 30, 2020 was primarily attributable to the significant growth in net sales and margin improvement.

Nine months ended June 30, 2020 compared to the nine months ended June 30, 2019

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Nine months ended June 30,		Change In
	2020	2019	Dollars	Percent
Statements of Income Data:
Net sales	$772,664	676,373	96,291	14.2%
Cost of goods sold and occupancy costs	561,936	496,588	65,348	13.2
Gross profit	210,728	179,785	30,943	17.2
Store expenses	166,882	147,722	19,160	13.0
Administrative expenses	19,675	17,029	2,646	15.5
Pre-opening and relocation expenses	1,380	1,042	338	32.4
Operating income	22,791	13,992	8,799	62.9
Interest expense, net	(1,557)	(3,791)	2,234	(58.9)
Income before income taxes	21,234	10,201	11,033	108.2
Provision for income taxes	(4,957)	(2,146)	(2,811)	131.0
Net income	$16,277	8,055	8,222	102.1

Net sales

Net sales increased $96.3 million, or 14.2%, to $772.7 million for the nine months ended June 30, 2020 compared to $676.4 million for the nine months ended June 30, 2019, primarily due to a $81.0 million increase in comparable store sales and a $15.5 million increase in new store sales, partially offset by a $0.2 million decrease in sales from one store that closed during the first quarter of fiscal 2019. Daily average comparable store sales increased 11.6% for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The daily average comparable store sales increase resulted from a 15.2% increase in average transaction size, partially offset by a 3.1% decrease in daily average transaction count. During the nine months ended June 30, 2020, customers reduced their frequency of shopping trips as a result of social distancing practices, but increased their overall basket size per shopping trip. Comparable store average transaction size was $41.82 for the nine months ended June 30, 2020. Daily average mature store sales increased 9.6% for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The increase in comparable store sales during the nine months ended June 30, 2020 was primarily driven by increased net sales starting in late February 2020 as a result of our customers’ response to the COVID-19 pandemic and government mandates. Also contributing to the increase in comparable store sales during the nine months ended June 30, 2020 were marketing initiatives, promotional pricing campaigns and increased membership in and usage of the {N}power customer loyalty program.

Gross profit

Gross profit increased $30.9 million, or 17.2%, to $210.7 million for the nine months ended June 30, 2020 compared to $179.8 million for the nine months ended June 30, 2019, primarily driven by the increased sales volumes resulting from the COVID-19 pandemic and government mandates. To a lesser extent, the increase in gross profit reflected an increase in the number of stores. Gross margin increased to 27.3% for the nine months ended June 30, 2020 from 26.6% for the nine months ended June 30, 2019. The increase in gross margin during the nine months ended June 30, 2020 was primarily driven by a decrease in store occupancy and shrink expenses, both as a percentage of sales, and an improved product margin.

We had 22 store leases that were classified as capital and financing lease obligations for the nine months ended June 30, 2019. As of September 30, 2019, 23 leases were classified as capital and financing lease obligations. As a result of our adoption of ASC 842 effective October 1, 2019: (i) eight previous capital financing lease obligations were derecognized and reclassified as operating leases; (ii) 10 previous capital finance leases were classified as finance leases; and (iii) five previous capital lease obligations were classified as finance leases. As of June 30, 2020, we had 17 leases that were classified as finance leases. The leases that were reclassified to operating leases now generate rent expense, which is recorded as occupancy expense, rather than a reduction of the lease obligation and as interest expense.

Store expenses

Store expenses increased $19.2 million, or 13.0%, to $166.9 million for the nine months ended June 30, 2020 compared to $147.7 million for the nine months ended June 30, 2019. The increase in store expenses during the nine months ended June 30, 2020 was due primarily to increased labor related expenses. Store expenses as a percentage of sales were 21.6% and 21.8% for the nine months ended June 30, 2020 and 2019, respectively. The decrease in store expenses as a percentage of sales was primarily attributable to enhanced leverage of store expenses due to the increased sales volumes resulting from the the COVID-19 pandemic and government mandates, partially offset by the adoption of ASC 842.

Administrative expenses

Administrative expenses increased $2.6 million, or 15.5%, to $19.7 million for the nine months ended June 30, 2020 compared to $17.0 million for the nine months ended June 30, 2019. The increase in administrative expenses during the nine months ended June 30, 2020 was primarily driven by higher compensation and an increase in hardware, software and communication expenses. Administrative expenses as a percentage of sales were 2.5% for each of the nine months ended June 30, 2020 and 2019.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.3 million, or 32.4%, to $1.4 million for the nine months ended June 30, 2020 compared to $1.0 million for the nine months ended June 30, 2019, due to the impact of the number and timing of new store openings and relocations. We opened six new stores during the nine months ended June 30, 2020 compared to opening five new stores and relocating four stores during the nine months ended June 30, 2019. Pre-opening and relocation expenses as a percentage of sales were 0.2% for each of the nine months ended June 30, 2020 and 2019.

Interest expense

Interest expense, net of capitalized interest, decreased $2.2 million, or 58.9%, for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The decrease in interest expense is primarily due to a decrease in the number of finance leases (formerly classified as capital and financing leases) during the nine months ended June 30, 2020 as well as a decrease in the average outstanding balance under our Credit Facility. The decrease in interest expense attributable to the lower number of finance leases is consistent with the increase in occupancy costs referred to above given the number of derecognized previous capital finance leases that have been reclassified as operating leases and that now generate straight-line rent expense rather than reduction of the lease obligation and interest expense.

Income taxes

Income tax expense increased $2.8 million for the nine months ended June 30, 2020 to $5.0 million compared to $2.1 million for the nine months ended June 30, 2019. The Company’s effective income tax rate was approximately 23.3% and 21.0% for the nine months ended June 30, 2020 and 2019, respectively.

Net income

Net income was $16.3 million, or $0.72 diluted earnings per share, for the nine months ended June 30, 2020 compared to $8.1 million, or $0.36 diluted earnings per share, for the nine months ended June 30, 2019. The increase in net income during the nine months ended June 30, 2020 was primarily attributable to the significant growth in net sales and margin improvement.

Non-GAAP financial measures

EBITDA

EBITDA is not a measure of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. The following table reconciles net income to EBITDA for the periods presented, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Net income	$4,691	1,998	16,277	8,055
Interest expense, net	505	1,256	1,557	3,791
Provision for income taxes	1,490	581	4,957	2,146
Depreciation and amortization	7,913	7,207	23,508	21,783
EBITDA	$14,599	11,042	46,299	35,775

EBITDA increased 32.2% to $14.6 million in the three months ended June 30, 2020 compared to $11.0 million for the three months ended June 30, 2019. EBITDA increased 29.4% to $46.3 million in the nine months ended June 30, 2020 compared to $35.8 million for the nine months ended June 30, 2019. The increase in EBITDA was primarily driven by the significant growth in net income resulting from the increase in net sales as a result of the COVID-19 pandemic and government mandates. EBITDA as a percentage of sales was 5.5% and 4.9% in the three months ended June 30, 2020 and 2019, respectively. EBITDA as a percentage of sales was 6.0% and 5.3% in the nine months ended June 30, 2020 and 2019, respectively. The number of stores with finance leases (previously classified as capital and financing lease obligations) decreased from 22 as of June 30, 2019 to 17 as of June 30, 2020 as a result of our adoption of ASC 842 effective October 1, 2019. Finance leases have a positive impact on EBITDA because, as discussed above, they result in lower cost of goods sold and occupancy costs. Conversely, the greater number of stores with operating leases during the nine months ended June 30, 2020, led to higher cost of goods sold and occupancy costs, which negatively impacted both EBITDA and EBITDA as a percentage of sales.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service and corporate taxes. As of June 30, 2020, we had $29.9 million in cash and cash equivalents, as well as $48.7 million available for borrowing under our Credit Facility. We are not currently receiving, and do not currently intend to apply for, direct financial assistance under any federal or state programs implemented as a result of the COVID-19 pandemic, including the CARES Act.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program, which will terminate on May 31, 2022. We did not repurchase any shares during the three or nine months ended June 30, 2020. Between July 1, 2020 and August 3, 2020 (the latest practicable date for making the determination), we did not repurchase any additional shares of our common stock. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million. We expect funding of share repurchases will come from operating cash flow, excess cash and/or borrowings under the Credit Facility. The timing and the number of shares repurchased will be dictated by our capital needs and stock market conditions.

We paid a dividend of $0.07 per share of common stock in each of the first three quarters of fiscal year 2020. On August 5, 2020, our Board approved the payment of a cash dividend of $0.07 per share of common stock to be paid on September 15, 2020 to stockholders of record as of the close of business on August 31, 2020.

The opening of new stores may require us to borrow additional amounts under the Credit Facility. Subject to economic and business conditions, we plan to spend approximately $3 million to $6 million on capital expenditures during the remainder of fiscal year 2020 in connection with one new store opening and one store relocation. We are closely monitoring the impact of the COVID-19 pandemic and the resulting government mandates on our liquidity and cash generated from operations. Currently, we believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Typically, our new stores require an upfront capital investment of approximately $2.1 million per store consisting of capital expenditures of approximately $1.6 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million.

Set out below is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Nine months ended June 30,
	2020	2019
Net cash provided by operating activities	$61,457	28,295
Net cash used in investing activities	(25,468)	(21,988)
Net cash used in financing activities	(12,348)	(4,046)
Net increase in cash and cash equivalents	23,641	2,261
Cash and cash equivalents, beginning of period	6,214	9,398
Cash and cash equivalents, end of period	$29,855	11,659

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $33.2 million, or 117.2%, to $61.5 million for the nine months ended June 30, 2020 compared to $28.3 million for the nine months ended June 30, 2019. The increase in cash provided by operating activities was primarily due to an increase in cash provided by working capital, as well as an increase in net income adjusted for non-cash items. Our working capital requirements for inventory will likely increase as we continue to open new stores.

Investing Activities

Net cash used in investing activities increased $3.5 million, or 15.8%, to $25.5 million for the nine months ended June 30, 2020 compared to $22.0 million for the nine months ended June 30, 2019. This increase was primarily due to a $2.5 million increase in property and equipment acquisitions during the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility. Cash used in financing activities was $12.3 million for the nine months ended June 30, 2020 compared to $4.0 million of cash used in financing activities for the nine months ended June 30, 2019. During the nine months ended June 30, 2020, the Company used cash generated from operations to repay the outstanding balance under the Credit Facility. Notwithstanding our repayment of the outstanding balance under the Credit Facility as of June 30, 2020, the Credit Facility remains in full force and effect. Additionally, the Company paid dividends to shareholders of $4.7 million in the nine months ended June 30, 2020.

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

We had $0 and $5.7 million outstanding under the Credit Facility as of June 30, 2020 and September 30, 2019, respectively. As of June 30, 2020 and September 30, 2019, we had undrawn, issued and outstanding letters of credit of $1.3 million and $1.0 million, respectively, which were reserved against the amount available for borrowing under the terms of the Credit Facility. We had $48.7 million and $43.3 million available for borrowing under the Credit Facility as of June 30, 2020 and September 30, 2019, respectively.

As of June 30, 2020 and September 30, 2019, the Company was in compliance with the debt covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 6 of Notes to Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2020, our off-balance sheet arrangements consisted of: (i) the undrawn portion of our Credit Facility and (ii) leases that have been signed but whose terms have not yet commenced. As of June 30, 2020, the Company had signed two leases whose terms have not yet commenced; such leases are for one new store and one relocated store in fiscal year 2020 and beyond. The contractual obligation related to these leases is $10.7 million (see Note 7). We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

During the nine months ended June 30, 2020, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate the adoption of that standard effective October 1, 2019.

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

The COVID-19 pandemic and the resulting government mandates have had a significant impact on our operations. For as long as it continues, and in the event there is another widespread regional, national or global health epidemic or pandemic, our business could be severely impacted. While we are closely monitoring the economic impact of the COVID-19 pandemic and government mandates on our business, the long-term financial impact of the COVID-19 pandemic and government mandates is unknown at this time. We expect the impact of the COVID-19 pandemic and government mandates on our financial condition, results of operations and cash flows will largely depend on the extent and duration of the pandemic, the governmental and public actions taken in response, and the effect the pandemic will have on the U.S. economy.

The impacts of the COVID-19 pandemic and government mandates could include some or all of the following:

●

Customers who are infected by the COVID-19 virus may not be able to visit and shop at our stores. Even if infected customers are physically able to shop, we have urged any individual who displays symptoms of the virus not to shop in our stores until they have recovered fully. An increase in the number of our customers who are infected by COVID-19 could therefore negatively impact our sales.

●

The COVID-19 pandemic and government mandates may cause consumers to avoid public gathering places such as our stores or otherwise change their shopping behaviors. For example, the practice of social distancing may cause fewer customers to frequent our stores at any given time. In addition, the COVID-19 pandemic and government mandates may lead to a permanent shift towards more online shopping for groceries, which may lead consumers to purchase groceries and nutritional supplements online from competitors that offer more extensive online shopping options than we do.

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

●

Our costs may continue to increase as a result of the COVID-19 pandemic and government mandates. For example, since the outbreak commenced we have hired more Crew members in order to handle increased operational demands at our stores; to monitor customers entering and exiting our stores to comply with maximum occupancy limitations; and to assist with cleaning and stocking our stores. Depending on the duration of the COVID-19 pandemic and government mandates, we may be required to incur additional labor and other costs to meet the challenges posed by the pandemic.

●

If a store Crew member contracts the COVID-19 virus, or if an infected customer spreads the virus at a store, that store may need to be temporarily closed for cleaning and sanitizing. Such temporary store closures could affect multiple stores at the same time.

●

Widespread infections at any store may make it impossible to adequately staff that store, which would lead to the temporary closure of that store. Such temporary store closures could affect multiple stores at the same time.

●

The United States economy entered a recession in early 2020 as a result of the COVID-19 pandemic and government mandates. Since the COVID-19 outbreak, levels of unemployment have increased significantly. If the COVID-19 pandemic and government mandates cause a prolonged economic recession, consumer spending could be adversely affected, which in turn could lead to a decrease in spending by consumers, cause our customers to avoid visiting our stores and cause us to experience lower net sales than expected. In addition, customers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, customers may reduce the amount of natural and organic products that they purchase and instead purchase conventional offerings, which generally have lower retail prices, at other stores.

●

The products we sell are sourced from a wide variety of domestic and international suppliers. Since the COVID-19 outbreak, we have experienced delays in the delivery of certain products to our stores. The COVID-19 pandemic could: (i) adversely impact our business by disrupting or delaying the production and delivery of products to our stores; (ii) adversely impact transport availability and cost; (iii) impact the financial stability of our suppliers; and (iv) cause our suppliers to prioritize the supply of scarce products to our competitors.

●	We could be subject to legal proceedings brought by customers or Crew members alleging they contracted the COVID-19 virus at one of our locations.

Any of the foregoing impacts of the COVID-19 pandemic and government mandates could have a material adverse effect on our business, financial position and results of operations. The duration of any such impacts cannot be predicted because of the unprecedented nature of the COVID-19 pandemic and government mandates.

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

Item 5. Other Information

On August 3, 2020, the Company and Chalet, a related party owned by members of the Isely family, entered into an Amended and Restated Lease (the Amended Lease) modifying the terms of the previously disclosed Lease dated September 1, 2011, between the Company and Chalet, pursuant to which the Company leases real property in Pueblo, Colorado. The Amended Lease permits the Company to construct a new building on the property to replace its existing store and extends the initial term of the lease by twenty years, subject to additional extensions. The Company will pay annual rent of approximately $0.2 million following completion of construction. As required under the Company’s related party transaction policy, the Company’s audit committee approved the terms of the transaction. This disclosure is responsive to Item 1.01 of Form 8-K.

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

10.1	Amended and Restated Lease, dated August 3, 2020, between Chalet Properties of Pueblo, LLC and Vitamin Cottage Natural Food Markets, Inc.
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.3	Certification of Todd Dissinger, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 (unaudited) and September 30, 2019, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2020 and 2019 (unaudited), (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2020 and 2019 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2020 and 2019 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on August 6, 2020.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)