Form 10-K
period 2020-09-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2020-12-10
CIK 1547459

Tural

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020

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

Based on the closing price of the registrant’s common stock on March 31, 2020, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $72,219,698.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 7, 2020 was 22,563,649.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A for the 2021 Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2020.

Natural Grocers by Vitamin Cottage, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2020

i

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ or the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example “fiscal year 2020” refers to the year from October 1, 2019 to September 30, 2020).

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

The forward-looking statements contained in this Form 10-K are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, national, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. In addition, our actual results could differ materially from the forward-looking statements in this Form 10-K due to risks and challenges related to the COVID-19 pandemic and the resulting government mandates, including: the length of time that the COVID-19 pandemic continues; the inability of customers to shop due to illness or quarantine, isolation or stay-at-home orders; shifts in demand to more online shopping or to lower-priced or other perceived value offerings; the temporary inability of our employees to work due to illness; temporary store closures due to infections at our stores or government mandates; stay-at-home measures, safety directives and operating requirements imposed by local, state or federal governmental authorities; the extent and duration of the economic recession resulting from the COVID-19 pandemic and government mandates, including its impact on consumer spending, the unemployment rate, interest rates and inflationary and deflationary trends; disruptions in the production of the products we sell; disruptions in the delivery of products to our stores; increased operating costs; and the extent and effectiveness of any COVID-19-related stimulus packages implemented by the federal and state governments. We believe that these factors include those described in “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

●	utilizing an efficient and flexible smaller-store format to offer affordable prices and a shopper-friendly, safe and convenient retail environment;

●	enhancing our customers’ shopping experience by providing free science-based nutrition education to help our customers make well-informed health and nutrition choices; and

●	incorporating principles of ecological sustainability into our product standards and Company practices.

Our History and Founding Principles

Our founders, Margaret and Philip Isely, were early proponents of the connection between health and the use of natural and organic products and dietary supplements. In the mid-1950’s, Margaret transformed her health and the health of her family by applying concepts and principles she learned from books on nutrition. This inspired the Iselys to provide the same type of nutrition education to their community. The Iselys started by lending books on nutrition and providing samples of whole grain bread door-to-door in Golden, Colorado and subsequently concluded they could develop a viable business that would also improve their customers’ wellbeing. Over time, they fostered relationships through nutrition education and began taking orders for dietary supplements, whole grain bread and unprocessed foods. As their customers gained more knowledge about nutrition, they were empowered to make changes to their diets with the objective of supporting their health. Using this model as the foundation for their business, the Iselys opened their first store in 1958.

We are committed to maintaining the following founding principles, which have helped foster our growth:

●

Nutrition Education. We provide nutrition education in the communities we serve. Empowering our customers and our employees (or our Crew members) to take charge of their lives and their health is the foundation upon which our business is built.

●

Quality. Every product on our shelves must go through a rigorous screening and approval process. Our mission includes providing the highest quality groceries and supplements, Natural Grocers branded products and only United States Department of Agriculture (USDA) certified organic, fresh produce.

●

Always Affordable PriceSM. We work hard to secure the best possible prices on all of our customers’ favorite natural and organic foods and supplements. We believe everyone should be able to afford to help take care of their health by buying high-quality competitively priced natural and organic products.

●

Community. From free nutrition education lectures, to bag-free checkouts, to sourcing local products, to our fundraising and donation programs, we strive to serve the communities that help shape our world.

●

Our Crew members. Our Crew members make our Company great. We work hard to ensure that our Crew members are able to live a healthy, balanced lifestyle. We support them with free nutrition education programs, good pay and excellent benefits.

In 1998, the second generation of the Isely family, including Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, purchased our predecessor and the Vitamin Cottage® trademark and assumed control of the business. Since then, we have grown our store count from 11 stores in Colorado to 159 stores in 20 states as of September 30, 2020. We have also implemented numerous organizational and operational improvements that have enhanced our ability to scale our operations. We believe that by staying true to our founding principles, we have been able to continue to attract new customers, extend our geographic reach and further solidify our competitive position.

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

We believe the growth in sales of natural and organic foods and dietary supplements continues to be driven by numerous factors, including:

●	greater consumer focus on high-quality nutritional products;

●	an increased awareness of the importance of good nutrition to long-term wellness;

●	increased awareness by consumers of the importance of building and maintaining a strong immune system to mitigate health risks;

●	an aging United States population seeking to support healthy aging;

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

Our Competitive Strengths

We believe we are well-positioned to capitalize on favorable natural and organic grocery and dietary supplement industry dynamics as a result of the following competitive strengths:

Strict focus on high-quality natural and organic grocery products and dietary supplements. We offer high-quality products and brands, including an extensive selection of widely recognized natural and organic food, dietary supplements, body care products, pet care products and books. We offer our customers an average of approximately 21,000 Stock Keeping Units (SKUs) of natural and organic products per comparable store (stores open for 13 months or longer), including an average of approximately 6,700 SKUs of dietary supplements. We believe our broad product offering enables our customers to shop our stores for substantially all of their grocery and dietary supplement purchases. In our grocery departments, we only sell USDA certified organic produce and do not approve for sale grocery products that are known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils. In addition, we only sell pasture-raised, non-confinement dairy products, free-range eggs (i.e., from chickens that are not only cage-free but also provided with sufficient space to move) and naturally raised meats (i.e., from animals that are not known to have been treated with antibiotics, hormones or growth promoters, or fed animal by-products). Consistent with this strategy, our product selection does not include items that do not meet our strict quality guidelines. Our store managers enhance our robust product offering by customizing their stores’ selections to address the preferences of local customers. All products undergo a stringent review process to ensure the products we sell meet our strict quality guidelines, which we believe helps us generate long-term relationships with our customers based on transparency and trust.

Engaging customer service experience based on education and empowerment. We strive to offer consistently exceptional customer service in a shopper-friendly, safe and convenient environment, which we believe creates a differentiated shopping experience, enhances customer loyalty and generates repeat visits from our clientele. A key aspect of our customer service model is to provide free nutrition education to our customers. We believe this focus provides an engaging retail experience while also empowering our customers to make informed decisions about their health. We offer our science-based nutrition education through our trained Crew members, our Health Hotline® magazine, community outreach programs, one-on-one nutrition health coaching, nutrition classes, cooking demonstrations and our website. Our commitment to nutrition education and customer empowerment is emphasized throughout our entire organization, from executive management to store Crew members. Every store also maintains a Nutritional Health Coach (NHC) position. The NHC is responsible for educating our customers about good nutrition and for training our store employees on how to assist customers in compliance with applicable local, state and federal regulations. Each NHC must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. Substantially all of our NHCs are full-time Crew members. We believe our NHC position represents a key element of our customer service model.

Scalable operations and replicable, cost-effective store model. We believe our scalable operating structure, attractive new store model, flexible real estate strategy and disciplined approach to new store development allow us to maximize store performance and continue to grow our store base. Our store model has been successful in highly competitive markets and has supported significant growth outside of our original Colorado geography. We believe our supply chain and infrastructure are scalable and will accommodate growth based on the ability of our primary distribution relationships to effectively service our planned store locations. Our investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems, support this growth. We also have a comprehensive human resources information and learning management system (HRIS) to further support the scalability of our operations. In addition, we have established effective site selection guidelines, as well as scalable procedures, to enable us to open a new store within approximately nine months from the time of lease execution. The smaller-store footprint made possible by our limited offering of prepared foods reduces real estate costs, labor costs and perishable inventory shrink and allows us to leverage our new store opening costs.

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

Experienced and committed management team with proven track record. Our executive management team has an average of 35 years of experience in the natural grocery industry, while our entire management team has an average of 30 years of relevant experience. Since the second generation of the Isely family assumed control of the business in 1998, we have grown our store count from 11 stores to 159 stores as of September 30, 2020 by remaining dedicated to our founding principles. Over their tenure, members of our executive management team have been instrumental in establishing a successful, scalable operating model, generating consistently strong financial results and developing an effective site selection and store opening process. The depth of our management experience extends beyond our home office. As of September 30, 2020, approximately 54% of our store managers at comparable stores had tenures of over four years with us, and our store and department managers at these stores had average tenures of over four years with us. In addition, we have a track record of promoting store management personnel from within. We believe our management’s experience at all levels will allow us to continue to grow our store base while maintaining operational excellence by driving efficiencies in store and back room operations, managing inventory levels and focusing on exceptional customer service.

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Expand our store base. We intend to continue expanding our store base through new store openings in existing markets, as well as penetrating new markets, by leveraging our core competencies of site selection and efficient store openings. In each of fiscal years 2020 and 2019, we opened six new stores and we plan to open five to six new stores in fiscal year 2021, of which one opened during the first quarter of fiscal year 2021 prior to the filing of this Form 10-K. We have signed leases for an additional three new stores which we expect to open in fiscal years 2021 and beyond.

Store locations as of September 30, 2020.

Increase sales from existing customers. In order to increase our average ticket and the number of customer transactions, we plan to continue offering an engaging customer experience by providing science-based nutrition education and a differentiated merchandising strategy that delivers affordable, high-quality natural and organic grocery products and dietary supplements. We also plan to continue to utilize targeted marketing efforts to reach our existing customers, including through the {N}power® customer loyalty program ({N}power®), which we anticipate will drive customer transactions, increase the average ticket and convert occasional, single-category customers into core, multi-category customers.

Grow our customer base. We plan to continue building our brand awareness, which we anticipate will grow our customer base. During fiscal year 2020, the measures we took that were aimed at enhancing our brand awareness included: (i) implementing marketing outreach efforts to inform customers of the health and safety measures we have implemented to protect the wellbeing of our customers and Crew members in response to the COVID-19 pandemic; (ii) featuring new {N}power promotions to highlight affordable family meals; (iii) utilizing {N}power to identify and send personalized offers to our customers; (iv) implementing significant design changes to enhance our monthly Health Hotline magazine; (v) organizing month-long topical special promotions; (vi) expanding our social media reach through increased investment in paid and organic placements on platforms such as Facebook, Twitter and Instagram; (vii) conducting television, radio, outdoor advertising and targeted direct mail campaigns in select markets; and (viii) continuation of home delivery services. We believe offering nutrition education has historically been one of our most effective marketing strategies for reaching new customers and increasing the demand for natural and organic groceries and dietary supplements in our markets. To maximize their impact, we encourage our NHCs to focus on relationship-building opportunities in our communities and with our customers, including promotions, educational cooking events, lectures and classes in our stores. Additionally, we seek to attract new customers by enhancing their nutrition knowledge through the distribution of printed and digital versions of our broad range of educational resources, including the Health Hotline magazine. In addition to offering nutrition education, our strategy is to attract new customers with our Always Affordable Price and to build community awareness through our support of local vendors and charities.

Improve operating margins. We expect to continue our focus on improving our operating margins as we benefit from investments we have made or are making in fixed overhead and technology. We anticipate these investments will support our long-term growth strategy. To improve operating margins, we also intend to further optimize performance, maintain appropriate store labor levels, reduce inventory shrink and effectively manage product selection and pricing. In addition, we expect to achieve greater economies of scale through sourcing and distribution as we add more stores.

Our Stores

Our stores offer a comprehensive selection of natural and organic groceries and dietary supplements in a smaller-store format that aims to provide a convenient, easily shopped and safe environment for our customers. Our store design emphasizes a clutter-free, organized feel, a quiet ambience accented with warm lighting and the absence of aromas from meat and seafood counters present in many of our competitors’ stores. We believe our core customers consider us a destination stop for their nutritional education and information, natural and organic products and dietary supplements.

Our Store Format. Our stores range from approximately 5,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet. In fiscal year 2020, our six new stores and one relocation averaged approximately 10,000 selling square feet. Approximately one quarter of our stores’ selling square footage is dedicated to dietary supplements. Most of our stores also include a dedicated community room available for public gatherings, a demonstration kitchen for cooking education and/or lecture space. Our comparable stores sell an average of approximately 21,000 SKUs of natural and organic products per store, including an average of approximately 6,700 SKUs of dietary supplements. Set out below is the layout for our new stores:

Site Selection. Our real estate strategy is adaptable to a variety of market conditions. When selecting locations for new stores, we use analytical models, based on research provided by The Buxton Company and our extensive experience, to identify promising store locations. We typically locate new stores in prime locations which offer easy customer access and high visibility. Many of our stores are near other supermarkets or gourmet food retailers, and we complement their conventional product offerings with high-quality, affordable natural and organic groceries and dietary supplements in an efficient and convenient retail setting. Our model for selecting viable new store locations incorporates factors such as target demographics, community characteristics, nearby retail activity and other measures and is based on first-hand observation of the community’s characteristics surrounding each site. We have Crew members dedicated to opening new stores efficiently and quickly, typically within approximately nine months from the time of lease execution.

Store-Level Economics. Our new stores typically require an average upfront capital investment of approximately $2.2 million, consisting of capital expenditures of approximately $1.7 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million. We target approximately five years to recoup our initial net cash investments and approximately 30% cash-on-cash returns by the end of the sixth year following the opening. Our actual payback period averages approximately six years.

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

Our Focus on Nutrition Education

Nutrition education is one of our founding principles and is a primary focus for all Crew members. We believe our emphasis on science-based nutrition education differentiates us from our competitors and creates a unique shopping experience for our customers.

Our NHCs are a core element of our nutrition education program. Every store has a NHC position to educate customers and train Crew members on nutrition. NHCs must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. To educate and empower customers to make informed nutrition choices, our NHCs are available for complimentary one-on-one nutrition health coaching sessions. Each NHC is also responsible for various relationship-building opportunities in our communities and with our customers, including educational activities such as nutrition classes, lectures, seminars, health fairs and store tours. To maximize the impact of our NHCs, we stress the importance of their focusing on in-store educational events, offering health coaching sessions and holding nutrition classes in the community by partnering with school, municipal and corporate wellness programs. During fiscal year 2020, while our NHCs suspended in-person health coaching sessions, community nutrition classes and in-store education events in response to the COVID-19 pandemic, we offered remote nutrition education and cooking classes to customers through virtual platforms. We believe that our NHCs’ focus on relationship-building opportunities in our communities and with our customers helps to enhance our marketing and branding initiatives. Additionally, our NHCs are an onsite resource for nutrition training and education for our Crew members. Each NHC trains our Crew members to use a compliant educational approach to customer service without attempting to diagnose or treat specific conditions or ailments. We believe our NHC position is a competitive differentiator and represents a key element of our customer service model.

Our training and education programs are supplemented by outside experts, online materials and printed handouts. We also use our Health Hotline magazine to educate our customers. The Health Hotline magazine, which was published 10 times in fiscal year 2020, includes in-depth articles on health and nutrition, along with a selection of sale items. The printed version of the Health Hotline magazine is mailed to subscribers and distributed in our stores. In addition, an electronic version of the Health Hotline magazine is distributed to subscribers via the internet and posted on our website.

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

What We Sell. We operate both a full-service natural and organic grocery store and a dietary supplement store within a single retail location. The following is a breakdown of our sales mix for the fiscal year ended September 30, 2020:

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

■

Natural Grocers Brand Products. We sell an expanding range of Natural Grocers brand private label products, including pasta, pasta sauce, ketchup, canned beans and vegetables, frozen vegetables, frozen fruit, bread, plant based butter, olive oil, coconut oil, coconut milk, honey, maple syrup, preserves, chocolate, coffee, bacon, beef jerky, canned seafood, popcorn, tortilla chips, taco shells, eggs, cheese, apple sauce, apple cider vinegar, spring water, paper products, cleaning products, and other products.

■

Dry, Frozen and Canned Groceries. We offer a wide variety of natural and organic dry, frozen and canned groceries, including cereals, soups, baby foods, frozen entrees and snack items. We offer a broad selection of natural chocolate bars and energy, protein and food bars.

■

Meats and Seafood. We only offer naturally raised or organic meat products. The naturally raised meat products we offer come from animals that are not known to have been treated with antibiotics, hormones or growth promoters, fed animal by-products or raised in concentrated animal feeding operations. Additionally, we only buy from companies we believe employ humane animal-raising practices. Our seafood items are generally frozen at the time of processing and sold from our freezer section, thereby ensuring freshness and reducing food spoilage and safety issues. The seafood we sell is generally sourced from sustainable fisheries or ecologically responsible farm-raised operations and excludes endangered species.

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

■

Beer, Wine and Hard Cider. As of September 30, 2020, we sold craft beer, craft hard cider and/or organic and biodynamic wine at certain stores in Colorado, Oklahoma and Oregon. In fiscal year 2021, we plan to start selling craft beer, craft hard cider and/or organic and biodynamic wine at additional stores in Louisiana, Texas and Oregon.

●

Dietary Supplements. Our dietary supplement department primarily sells name-brand supplements, as well as a line of private label dietary supplements. The department is carefully organized to help both Crew members and customers find products efficiently. We generally offer several different formulations and potencies for each type of product in order to meet our customers’ varying needs.

●	Other.

■

Body Care. We offer a full range of cosmetics, skin care, hair care, fragrance and personal care products containing natural and organic ingredients. Our body care offerings range from bargain-priced basics to high-end formulations.

■	Pet Care. We offer a full line of natural pet care and food products that comply with our human food guidelines.

■

Household and General Merchandise. Our offerings include sustainable, hypo-allergenic and fragrance-free household products, including cleaning supplies, paper products, dish and laundry soap and other common household products, including diapers. We also offer Natural Grocers branded paper products, cleaning products, and other household products.

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

Many of our suppliers are inspected and certified under the USDA National Organic Program, through voluntary industry standards and by other third-party auditing programs with regard to additional ingredients, manufacturing and handling standards. Each Natural Grocers store is certified as an organic handler and processor by an accredited USDA certifier in the calendar year after it opens, and annually thereafter. We operate all our stores in compliance with the National Organic Program standards, which restrict the use of certain substances for cleaning and pest control and require rigorous recordkeeping and methods to prevent co-mingling and contamination, among other requirements.

Our Pricing Strategy

We have an Always Affordable Price designation on many products, while also providing special sale pricing on hundreds of additional items. We believe our pricing strategy allows our customers to shop our stores on a regular basis for their groceries and dietary supplements.

The key elements of our pricing strategy include:

●	Always Affordable Price throughout our stores;

●	heavily advertised Health Hotline deals supported by manufacturer participation;

●	discounts offered to {N}power members;

●	short term price promotions related to holidays, targeted campaigns and other events;

●	in-store specials generally lasting for one month and not advertised outside the store;

●	managers’ specials, such as clearance, overstock, short-dated or promotional incentives; and

●	specials on seasonally harvested produce.

As we continue to expand our store base, we believe there are opportunities for increased leverage in fixed costs, such as administrative expenses, as well as increased economies of scale in sourcing products. We strive to keep our product, operating and general and administrative costs low, which allows us to continue to offer attractive pricing for our customers.

Our Store Operations

Store Hours. Our stores typically are open from 8:30 a.m. to 9:05 p.m., Monday through Saturday, and from 9:00 a.m. to 8:05 p.m. on Sunday. As a result of the COVID-19 pandemic, we implemented new store hours to ensure sufficient time to clean and restock. Accordingly, our stores currently close at 8:05 p.m. Monday through Saturday and at 7:35 p.m. on Sundays.

Store Management and Staffing. Our typical store staffing includes a manager and assistant manager, with department managers in each of the dietary supplement, grocery, dairy and frozen, produce, body care and receiving departments, as well as several non-management Crew members. Each store manager is responsible for monthly store profit and loss, including labor, merchandising and inventory costs. We also employ regional managers to oversee all store operations for regions consisting of approximately 10 to 14 stores. Each regional manager reports to, and is supported by, a director of store operations and other staff.

To ensure a high level of service, all employees receive training and guidance on customer service skills, product attributes and nutrition education. Crew members are carefully trained and evaluated based on a requirement that they present nutrition information in an appropriate and legally compliant educational context while interacting with customers. Additionally, store Crew members are cross-trained in various functions, including cashier duties, stocking and receiving product. In response to the COVID-19 pandemic, during fiscal year 2020 we hired additional Crew members to handle increased operational demands at our stores.

Every store also maintains a NHC position. The NHC is responsible for training our store Crew members and educating our customers in accordance with applicable local, state and federal regulations. Each NHC must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition and be thoroughly committed to fulfilling our mission. Substantially all of our NHCs are full-time Crew members. The NHCs are overseen by Regional Nutritional Health Coach Managers.

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

Sourcing and Vendors. We source from approximately 1,100 suppliers and offer approximately 3,300 brands. These suppliers range from small independent businesses to multi-national conglomerates. As of September 30, 2020, we purchased approximately 77% of the goods we sell from our top 20 suppliers. For the fiscal year ended September 30, 2020, approximately 66% of our total purchases were from United Natural Foods Inc. and its subsidiaries (UNFI). In fiscal year 2016, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through May 31, 2021. In May 2018, we entered into an amendment to our agreement with UNFI pursuant to which we appointed Albert’s Organics, a wholly owned subsidiary of UNFI, as our primary supplier of organic produce products for the majority of our stores. We maintain good relations with UNFI and believe we have adequate alternative supply methods, including self-distribution. As a result of the COVID-19 pandemic, we have experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain and such disruptions have moderated, although certain products remain in relatively short supply or are unavailable from time to time.

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

Our Crew members and Our Approach to Human Capital Resources

We believe our Crew members make our Company great. We offer benefits, resources and training to our Crew members, and support a healthy, balanced lifestyle. We support Crew members wellness through free nutrition education programs, competitive pay and benefits and a culture that offers the opportunity to improve the lives of others. As part of our commitment to our founding principles, we are focused on the engagement, development, retention, and health and wellbeing of our Crew members.

As of September 30, 2020, we employed 3,393 full-time and 879 part-time (less than 30 hours per week) Crew members, including a total of 356 Crew members at our home office and our bulk food repackaging facility and distribution center. None of our Crew members are subject to a collective bargaining agreement. We believe we have good relations with our Crew members. We have an established set of standard operating procedures to manage our human capital management function, including hiring and human resource policies, training practices and operational instruction manuals. This allows each store to operate with strict accountability and still maintain independence to respond to its unique circumstances.

Culture and Engagement. Our Company strives to empower healthier communities by cultivating a culture focused on our core values, including caring for our customers and Crew members, having fun at work, inclusivity, working with passion, and being authentic. Our leadership reinforces our founding principles and core values by providing significant training on these topics to new store managers. We have also undertaken a number of initiatives designed to engage our workforce, including conducting an annual employee survey to solicit feedback from our Crew members, conducting regular focus groups with our store Crew members to identify opportunities for process improvement at our stores, and conducting monthly calls with our store leadership to celebrate accomplishments and highlight sales initiatives.

Crew Member Development and Promotion. Investing in the development of our Crew members is an important area of focus to ensure the sustainability of our business. We prioritize promoting leaders from within our organization and strive to support career development through regular training and leadership development opportunities. During fiscal year 2020, we promoted internal candidates to fill approximately 100% of our vacant regional manager positions, 45% of our vacant store manager and assistant store manager positions, and approximately 60% of our vacant department manager positions. We are committed to inclusion and diversity in our approach to hiring and promotion, including among our store management. As of September 30, 2020, approximately 46% of our store managers and approximately 51% of our assistant store managers were women.

We believe that setting Crew members up for success begins with a strong foundation. Our accelerated store manager training program provides high-potential store Crew members with management training, including leadership skills and financial aspects of management, equipping participants for potential management roles within the Company upon completion. We provide all new store managers and assistant store managers with four weeks of in-person operational and managerial training at our facility in Golden, Colorado. We also conduct over 20 hours of virtual and in-person training on an annual basis for our store Crew members covering a wide array of topics, including nutrition education, store operations, company culture and values, brand education, safety and compliance.

Wellness and Benefits. Our Crew members are eligible for health, long-term disability, vision and dental insurance coverage, as well as Company paid short-term disability and life insurance benefits, after they meet eligibility requirements. We also provide our Crew members with access to clinical counseling resources through our employee assistance program. Additionally, our Crew members are offered a 401(k) retirement savings plan with discretionary contribution matching opportunities. We believe we pay above average retail wages. In addition, all Crew members receive in store discounts and earn an additional $1.00 per hour, up to $40 per week, in “Vitamin Bucks,” which can be used to purchase products in our stores. It is important to us that our Crew members live a healthy, balanced lifestyle, and we believe that the discounts we offer our Crew members and the Vitamin Bucks benefit provide an additional resource for our Crew members to purchase natural and organic products. We provide our Crew members with monthly free nutrition education trainings and other opportunities to earn rewards by learning about nutrition. Every Crew member also receives one day of additional pay on their birthday to express the Company’s appreciation for their service. We believe these and other factors have a positive impact on retention rates and encourage our Crew members to appreciate our culture, which helps them better promote our brand.

Caring for our Crew members during the COVID-19 pandemic. During the COVID-19 pandemic, we have taken a number of actions to promote the health and wellbeing of our Crew members, and to reward our Crew members for their contributions to our success. These actions have included permanent wage increases and paying discretionary bonuses to our Crew members during the COVID-19 pandemic, providing personal protective equipment, daily immune and stress support supplements to our Crew members at no cost, and expanding healthcare benefits and paid leave for our Crew members. In response to the COVID-19 pandemic, we have also provided our Crew members who participate in the Company’s health plan with access to COVID-19 testing without additional expense.

Our Customers

The growth in the natural and organic grocery and dietary supplement industries and growing consumer interest in health and nutrition have led to an increase in our core customer base. We believe the demands for affordable, nutritious food and dietary supplements are shared attributes of our core customers, regardless of their socio-economic status. Additionally, we believe our core customers prefer a retail store environment that offers carefully selected natural and organic products and dietary supplements and supports environmentally sustainable products and practices. Our customers tend to be interested in health and nutrition, and expect our store Crew members to be highly knowledgeable about these topics and related products.

An analysis of our Health Hotline subscriber list indicates that our customers come from broad geographic segments, including urban, suburban and rural areas, which reflects the varied characteristics and portability of our store locations.

Our Communities

One of our founding principles is to be an active member and steward of the communities we serve. As a commitment to this principle, we:

●	provide extensive free educational services to customers in the form of lectures, classes, printed resources, online resources, publications and one-on-one nutrition coaching;

●	participate in health fairs, school outreach, community wellness events and other activities to engage with and educate the community;

●	partner with community and corporate wellness programs;

●	disseminate new research on nutrition information;

●

participate in the legislative and regulatory process at local, state and federal levels so that our customers have access to quality food and dietary supplements and the educational resources to guide their own wellness;

●	continually strive to source products and services from local producers and vendors;

●	carefully collect all of our excess or distressed food and merchandise and donate it to local non-profit organizations;

●	do not provide single-use paper or plastic bags at our registers and encourage the use of reusable totes;

●	provide cash to local food banks, making donation determinations based on the number of customers who shop our stores with their own bags;

●	reduce our energy costs and carbon footprint using efficient heating, ventilation and air conditioning, lighting, and refrigerating systems;

●	implement strategies to eliminate excess packaging, energy and transportation costs;

●	recycle and reuse paper, plastic, glass and electronic products whenever possible;

●	manage the waste stream services at all of our stores in order to optimize our diversion of waste to recycling and compost and increase the environmental sustainability of our operations;

●	offer compostable paper bags for produce purchases;

●	use healthy and environmentally responsible building materials and finishes in our new stores and remodels;

●	promote environmentally responsible and sustainable practices in our supply chain;

●	undertake fundraisers for organizations whose missions align with ours;

●	support the economic vitality of small producers and agricultural communities; and

●	implement health and safety measures to protect the health and wellbeing of our customers and Crew members during the COVID-19 pandemic.

Marketing and Advertising

A significant portion of our marketing efforts is focused on educating our customers on the benefits of natural and organic grocery products, dietary supplements and our quality standards. Our customer outreach programs provide practical general nutrition knowledge to a variety of groups and individuals, schools, businesses, families and seniors. These educational efforts fulfill one of our founding principles and also offer us the opportunity to build relationships with customers and community influencers. During fiscal year 2020, in response to the COVID-19 pandemic we also made significant marketing outreach efforts to inform customers of the health and safety measures we have implemented in our stores to protect the health and wellbeing of our customers and our Crew.

{N}power Customer Loyalty Program. We introduced the {N}power customer loyalty program in fiscal year 2015. {N}power members receive digital coupons, discounted pricing on certain staple items (such as free-range eggs), personalized offers and other rewards, all by providing their phone number at the time of checkout. We believe the {N}power program has enhanced customer loyalty and increased customer traffic and engagement levels. During fiscal year 2020, we continued to enhance the personalization, frequency and range of our {N}power offerings and featured {N}power promotions highlighting affordable family meals. We also sponsored sweepstakes for {N}power members at each of our stores to promote program membership and dietary supplement sales. We believe these steps helped to increase membership in the {N}power program during fiscal year 2020. We had approximately 1.3 million registered {N}power members as of September 30, 2020 compared to approximately 1.0 million {N}power members as of September 30, 2019.

Health Hotline. The Health Hotline is a four-color magazine that contains a mix of in-depth health and nutrition articles, along with a selection of popular sale items. The articles aim to be relevant, science-based and written to reflect the most recent research findings. During fiscal year 2020, we implemented significant design changes to enhance our Health Hotline magazine. The Health Hotline magazine was published 10 times during fiscal year 2020, and we expect comparable publication frequency during fiscal year 2021. The printed version of the Health Hotline magazine is mailed to subscribers and distributed in our stores. In addition, an electronic version of the Health Hotline magazine and a weekly electronic Health Hotline newsletter are distributed to subscribers via the internet. Generally, we negotiate with our suppliers for significantly lower costs on Health Hotline featured sale items, which in turn allows us to offer lower sale prices to our customers. Focused staff training at all locations occurs concurrently with the release of each Health Hotline to ensure that store staff are familiar with the content in each issue.

Special Promotions and Sponsorships During fiscal year 2020, we organized special promotions to coincide with certain calendar events, such as Resolution Reset Day in January, Earth Day in April, and on the 65th anniversary of the Company’s founding in August. We also organized month-long special promotions such as the “Art of Burgering” campaign during July and the Organic Harvest Month campaign during September. Our special promotions frequently include product discounts, sweepstakes drawings, charitable fundraisers and nutrition education classes. We expect to continue offering similar special promotions and events in the future. During fiscal year 2020, the Company served as the official grocery store of Steamboat and Winter Park ski resorts in Colorado pursuant to an exclusive sponsorship arrangement. During fiscal year 2020, we also organized a number of charitable sponsorships, including collecting donations from customers on behalf of local food banks and an environmental non-profit organization.

Website and Social Media. We maintain www.naturalgrocers.com as our official Company website to host store information, sale and discount offers, educational materials, product and standards information, policies and contact forms, advocacy and news items and e-commerce capabilities. Our website is intended to be part of an overall enhanced branding strategy to more effectively communicate our brand’s unique and compelling attributes, including our founding principles. Our website features enhanced product and recipe search interfaces and improved functionality with mobile and tablet devices. We believe the continued growth of site visitors, page views and other metrics of our website activity indicates that our content is timely and informative to the communities we serve. Our website is interlinked with other online and social media outlets, including Facebook, Instagram, Twitter, Pinterest and YouTube. During fiscal year 2020, we continued to increase our investment in paid and organic placements on platforms such as Facebook, Twitter and Instagram, resulting in enhanced social media reach, and organized social media campaigns designed to engage with millennials. We expect to continue investing in digital engagement activities during fiscal year 2021.

Advertising. Our advertising activities in fiscal year 2020 included: (i) conducting television advertising campaigns; (ii) conducting radio advertising campaigns in support of new store openings and store relocations; (iii) conducting outdoor advertising campaigns; (iv) conducting targeted direct mail campaigns in select markets, and (v) utilizing organic search, search engine marketing, search engine optimization and display advertisements to deliver more customer traffic to our website and stores.

Home Delivery Services. We offer online ordering and home delivery services in select markets in partnership with a third party. During fiscal year 2020, we expanded our home delivery services offering from 151 to 155 stores.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. In response to the COVID-19 pandemic, federal, state and local authorities have implemented a number of public health mandates intended to prevent the spread of the virus, including social distancing, quarantine, wearing face coverings, and “stay-at-home” measures. While states have commenced efforts to reopen their economies, certain of these public health mandates have had an adverse impact on the U.S. economy and in early 2020, the U.S. entered a recession. The duration and severity of the recession are unknown at this time. The effectiveness of the U.S government’s economic stabilization efforts in response to the COVID-19 pandemic, including proposed government payments to affected citizens and industries, is uncertain. To date, all of our stores have been deemed an “essential business” by relevant government authorities and have continued operating since the start of the COVID-19 pandemic. We believe we have acted proactively in response to the COVID-19 pandemic and the resulting government mandates. The impact of the COVID-19 pandemic and government mandates on our business and results of operations is discussed throughout this Form 10-K, including under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

Trademarks and Other Intellectual Property

We believe that our intellectual property is important to the success of our business. We have received the registration of trademarks not only for Vitamin Cottage and Health Hotline but also for our logo, Natural Grocers by Vitamin Cottage® and Vitamin Cottage Natural Grocers® for appropriate categories of trade. In addition, we have received the registration of service marks for EDAP – Every Day Affordable Price, {N}power, Organic Headquarters®, Organic Month Headquarters®, Organic Produce Headquarters®, Natural Grocers Cottage Wine and Craft Beer® and Resolution Reset Day® and registrations of trademarks for These Came First® and Natural Grocers Top 10 Nutrition Trends®. We do not own or license for use any patents, franchises or concessions that are material to our business. Our trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are properly maintained.

Information Technology Systems

We have made significant investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems. We use an ERP system with an integrated merchandise management, reporting and accounting system at all of our stores, as well as at our bulk food repackaging facility and distribution center and for corporate functions including accounting, reporting and purchasing. Our ERP system application support and hardware functions are outsourced, which allows us to focus on our core business. We also have an enterprise-wide HRIS, which has enabled us to more efficiently and effectively manage our human resources and payroll needs at all locations. In recent years, we have implemented a Company-wide scheduling system for our stores, deployed new handheld technology and VoiP telephony solutions at all our stores, and increasingly leveraged cloud technology in our information technology systems. We have also invested in upgrading communication circuits and refreshing network and security hardware at all our stores. We plan to continue investing in our information technology infrastructure with systems that scale with and add efficiencies to our operations as we continue to grow.

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

The Food Safety Modernization Act (the FSMA), enacted in 2011, amended the FDCA and significantly expanded food safety requirements and the FDA’s regulatory authority over food safety. The FSMA requires the FDA to impose comprehensive, prevention-based controls across the food supply chain, further regulates food products imported into the United States and provides the FDA with authority to enforce mandatory recalls. In addition, the FSMA requires the FDA to undertake numerous rulemakings and to issue numerous guidance documents, as well as reports, plans, standards, notices and other tasks. Further, even provisions that have been enacted, such as nutritional labeling, are periodically reviewed and updated with new requirements. As a result, final implementation of the legislation remains ongoing.

The FDA also exercises broad jurisdiction over the labeling and promotion of cosmetics, food and dietary supplements. Labeling is a broad concept that, under most circumstances, extends even to product-related claims and representations made on a company’s website and printed or digital media. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to standards of product identity, net quantity/weight, nutrition facts labeling, ingredient statements, contact information for the manufacturer/packer/distributor, allergen, and other disclosures such as the use of bioengineering. Similarly, cosmetic products labeling must also contain certain information, including the nature and use of the product such as net quantity/weight, ingredient statements, and contract information for the manufacturer/packer/distributor. The FDA also regulates the use of claims made about these products, including structure/function claims (e.g., “calcium builds strong bones”), qualified health claims (e.g., "adequate calcium throughout life may reduce the risk of osteoporosis"), nutrient content claims (e.g., “high in antioxidants”), “natural” and “all natural” claims, and others. “Organic” claims, however, are primarily regulated by the USDA. Certain new food labeling requirements, including disclosure of calories and other nutrient information went into effect on January 1, 2020 for manufacturers with $10.0 million or more in annual food sales and will go into effect on January 1, 2021 for manufacturers with less than $10.0 million in annual food sales.

Dietary Supplements. The FDA also has comprehensive authority to regulate the safety of dietary supplements, dietary ingredients, labeling and current good manufacturing practices. The Dietary Supplement Health and Education Act (DSHEA), enacted in 1994, greatly expanded the FDA’s regulatory authority over dietary supplements. Through DSHEA, dietary supplements became a separately regulated subcategory of food and the FDA was empowered to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements, including quality control, packaging and labeling. DSHEA also expressly permits dietary supplements to make label claims and promotional statements describing how a product affects the structure, function and general well-being of the body if adequate scientific evidence exists to support the claim, although no statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, treat or prevent a disease, which are claims reserved for drug products that are regulated separately by the FDA.

FDA Enforcement. The FDA has broad authority to enforce the provisions of the FDCA applicable to the safety, labeling, manufacturing, transport and promotion of cosmetics, foods and dietary supplements, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention of food, request or order a recall of illegal food products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution. Pursuant to the FSMA, the FDA also has the power to deny the import of any food or dietary supplement from a foreign supplier that is not appropriately verified as being compliant with all FDA laws and regulations. Moreover, the FDA has the authority to administratively suspend the registration of any facility that produces or processes food, including supplements, that it deems to present a reasonable probability of causing serious adverse health consequences. In the past few years, the FDA has commenced enforcement actions against nutritional supplement companies by issuing warning letters regarding products that make impermissible claims related to treatments and cures for various diseases.

Food and Dietary Supplement Advertising. In addition to the FDA’s regulatory control over product labeling, the FTC also exercises jurisdiction over the advertising of foods and dietary supplements, including health benefit claims, the use of “green” claims on products, general claims about environmental benefits, claims about the geographic origin of products (e.g. “Made in the USA”) and claims about whether product packaging is recyclable or compostable. The FTC has the power to levy monetary sanctions and impose “consent decrees” and penalties that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. In addition, private parties are increasingly initiating broad consumer class actions against food and dietary supplement manufacturers for false or misleading labeling and/or advertising.

Compliance. As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and statutory requirements. In general, we seek certifications of compliance, representations and warranties, indemnification and insurance from our suppliers and contract manufacturers. However, even with adequate certifications, representations and warranties, insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in the products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or withdraw such products from our stores. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain of their products and we have revised certain provisions of our sales and marketing program.

We regularly train our in-store Crew members to provide an educational customer service approach that is ethical, honest and accurate and that does not cross over into a scope of practice reserved for licensed healthcare professionals. For example, our Crew members are not allowed to discuss any “disease” or “cure.” Instead, we focus on how the structure and function of the body is affected by lifestyle choices and the different nutritional components of an individual’s diet, including those contained in dietary supplements. Our customers are encouraged to make informed decisions about their diet, lifestyle and possible need for supplementation. Our NHCs are responsible for overseeing compliance with FDA, USDA and FTC regulations in our stores. While we believe that our nutrition education practices are compliant with federal and state requirements, a finding to the contrary could pose significant issues with respect to our business and our reputation among our customers or otherwise have a material adverse effect on our business.

New or revised federal, state and local laws and regulations affecting our business or our industry, such as those relating to industrial hemp products and genetically modified (bioengineered) foods, could result in additional compliance costs and civil remedies. In some instances, laws and regulations may be amended in the future to allow for private rights of action to enforce laws and regulations through lawsuits. The risks associated with these laws and regulations are further described under the caption “Risk Factors.”

Segment Information

We have one reporting segment, natural and organic retail stores, through which we conduct all of our business. Please see the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2020, set forth in Part IV of this Form 10-K, for financial information regarding this segment.

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

Item 1A. Risk Factors.

Risk Factor Summary

We are providing the following summary of the risk factors contained in our Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the full risk factors contained in this Form 10-K in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks related to our business and operations

•	We may not be successful in our efforts to grow;

•

Our newly opened stores may negatively impact our financial results in the short-term, and may not achieve sales and operating levels consistent with our more mature stores on a timely basis or at all;

•	If we are unable to successfully identify market trends and react to changing consumer preferences in a timely manner, our sales may decrease;

•	Our store sales growth and quarterly financial performance may fluctuate for a variety of reasons;

•

Adverse economic conditions and political instability could adversely affect our business, results of operations and financial condition and could negatively impact our ability to execute our growth strategy;

•	The ongoing COVID-19 pandemic has impacted our operations and this or other future pandemics could materially impact our business, results of operations and financial condition;

•	We may be unable to compete effectively in our markets, which are highly competitive;

•	An inability to maintain or increase our operating margins could adversely affect our results of operations;

•

A reduction in traffic to anchor stores in the shopping areas in close proximity to our stores could significantly reduce our sales and leave us with unsold inventory, which could have a material adverse effect on our business, financial condition and results of operations;

•	We may experience product recalls, withdrawals or seizures which could reduce our sales and adversely affect our results of operations;

•	Our future business, results of operations and financial condition may be adversely affected by reduced availability of certified organic products or products that meet our other internal standards;

•	Disruptions affecting our significant suppliers, or our relationships with such suppliers, could negatively affect our business;

•	Adverse weather conditions, natural disasters and the effects of climate change could disrupt our supply chain and adversely impact our sales and financial performance;

•

Acts of violence at or threatened against our stores or the shopping centers in which they are located, including active shooter situations and terrorist acts, could adversely impact our sales, which could materially adversely affect our financial performance;

•	The current geographic concentration of our stores creates exposure to local economies, regional downturns, severe weather and other catastrophic occurrences;

•	If we fail to maintain our reputation and the value of our brand, our sales may decline;

•	Perishable food product losses could materially impact our results of operations;

•	The decision by certain of our suppliers to distribute their specialty products through other retail distribution channels could negatively impact our revenue from the sale of such products;

•	Our ability to operate our business effectively could be impaired if we fail to retain or attract key personnel or are unable to attract, train and retain qualified employees;

•

Any significant interruption in the operations of our bulk food repackaging facility and distribution center or our supply chain network could disrupt our ability to deliver our merchandise in a timely manner;

•	Higher wage and benefit costs could adversely affect our business;

•	Union activity at third-party transportation companies or labor organizing activities among our Crew members could disrupt our operations and harm our business;

•	Future events could result in impairment of long-lived assets, which may result in charges that adversely affect our results of operations and capitalization;

•	We have significant lease obligations, which may adversely affect our liquidity and require us to raise additional capital or continue paying rent for store locations that we no longer operate;

•	Any material disruption to or failure of our information systems could negatively impact our operations;

•

Failure to protect our information systems against cyber-attacks or information security breaches, including failure to protect the integrity and security of individually identifiable data of our customers and Crew members, could expose us to litigation, damage our reputation and have a material adverse effect on our business;

•	Claims under our self-insurance program may differ from our estimates, which could negatively impact our results of operations;

•	If we are unable to protect our intellectual property rights, our ability to compete and the value of our brand could be harmed;

•	Increases in the cost of raw materials could hurt our sales and profitability;

•	Deflation could adversely affect our business;

•	Energy costs are a significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability;

•	Increases in certain costs affecting our marketing, advertising and promotions may adversely impact our ability to advertise effectively and reduce our profitability;

•	Legal proceedings could adversely affect our business, financial condition and results of operations;

•	Effective tax rate changes and results of examinations by taxing authorities could materially impact our results of operations;

•

Failure to maintain effective internal control over financial reporting could lead to material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline; and

•	Changes in accounting standards may materially impact reporting of our financial condition and reported results of operations.

Risks related to government regulations and policies

•	If we or our third-party suppliers fail to comply with regulatory requirements, or are unable to provide products that meet our specifications, our business and our reputation could suffer;

•

We, as well as our suppliers, are subject to numerous federal, state and local laws and regulations and our compliance with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, require recalls of certain products, raise regulatory enforcement risks not present in the past or otherwise adversely affect our business, results of operations and financial condition;

•	Our sale of products containing cannabidiol (CBD) could lead to regulatory action by federal, state and/or local authorities or legal proceedings brought by or on behalf of consumers;

•	The activities of our NHCs and our nutrition education services may be impacted by government regulation or an inability to secure adequate liability insurance;

•	Consumers or regulatory agencies may challenge certain claims made regarding the products we sell;

•

The products we sell could suffer from real or perceived quality or food safety concerns and may cause unexpected side effects, illness, injury or death that could result in their discontinuance or expose us to lawsuits, any of which could result in unexpected costs and damage to our reputation;

•	Our political advocacy activities may reduce our customer count and sales;

•

If the United States were to withdraw from or materially modify certain international trade agreements, or if the United States were to withdraw from the World Trade Organization (the WTO), our business, financial condition and results of operations could be materially adversely affected;

•

New or increased tariffs on the foreign-sourced goods that we sell or the foreign-sourced materials incorporated into such goods could have a material adverse effect on our business, financial condition and results of operations; and

•

Executive, legislative or regulatory action that restricts or closes access to the United States market from Mexico or Canada could have a material adverse effect on our business, financial condition and results of operations.

Risks related to our indebtedness and liquidity

•	Our credit facility could limit our operational flexibility;

•	We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could adversely impact our business;

•	Our liquidity needs may require us to raise additional capital through debt or equity financings; and

•	Our share repurchase program may adversely affect our liquidity and cause fluctuations in our stock price.

General risks related to our common stock

•	The market price of our common stock has been volatile and may continue to be volatile, and our stockholders may not be able to sell our common stock at a favorable price or at all;

•	An inability to maintain or improve levels of sales growth could cause our stock price to decline;

•

Our current principal stockholders have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which our stockholders might not agree;

•	We may not be able to continue paying dividends on our common stock;

•

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, our common stock price could decline;

•

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change in control, even if a sale of the Company could be beneficial to our stockholders, which could cause our stock price to decline and prevent attempts by our stockholders to replace or remove our current management; and

•

We are a “controlled company” within the meaning of the NYSE Listed Company Manual, and, as a result, rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

Risk Factors

Our business, financial condition and results of operations can be materially impacted by a number of factors which could cause our actual results to vary materially from recent results or from our anticipated future results. If any of the following risks actually occurs, our business, financial condition, results of operations, cash flow and prospects could be materially and adversely affected. As a result, the trading price of our common stock could decline and our stockholders could lose all or part of their investment in our common stock. Accordingly, our stockholders should carefully consider the risks described below as well as the other information and data included in this Form 10-K.

Risks related to our business and operations

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

During each of fiscal years 2020 and 2019, we opened six new stores. We plan to open five to six new stores and relocate three to five existing stores in fiscal year 2021. We expect our rate of new store unit growth in the foreseeable future to be comparable to recent years, depending on economic and business conditions and other factors, including the impact of the COVID-19 pandemic and related government mandates. Delays or failures in opening new stores, or achieving lower than expected sales in new stores, could materially and adversely affect our growth. Our plans for continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ and may require us to upgrade our management information system and our distribution infrastructure. We currently operate a single bulk food repackaging facility and distribution center, which houses our bulk food repackaging operation. In order to support our recent and expected future growth and to maintain the efficient operation of our business, we may need to add additional capacity in the future. These increased demands and operating complexities could cause us to operate our business less efficiently, which could materially and adversely affect our operations, financial performance and future growth.

We may not be able to open new stores on schedule or operate them successfully. Our ability to successfully open new stores depends upon a number of factors, including our ability to select suitable sites for our new store locations; to negotiate and execute leases on acceptable terms; to coordinate the contracting work on our new stores; to identify, recruit and train store managers, NHCs and other staff; to secure and manage the inventory necessary for the launch and successful operation of our new stores; and to effectively promote and market our new stores. If we are ineffective in performing these activities, our efforts to open and operate new stores may be unsuccessful or unprofitable, which could materially and adversely affect our operations, financial performance and future growth.

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

Our store sales growth and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our store sales growth and quarterly financial performance, including:

●	changes in our merchandising strategy or product mix;

●	the performance of our newer and remodeled stores;

●	the effectiveness of our inventory management;

●	the timing and concentration of new store openings, and the related additional human resource requirements and pre-opening and other start-up costs;

●	slowing in the natural and organic retail sector;

●	the cannibalization of existing store sales by our new store openings;

●	levels of pre-opening expenses associated with new stores;

●	the timing and effectiveness of our marketing activities;

●	consumer preferences, buying trends and spending levels;

●	food and commodity price inflation or deflation;

●	the number and dollar amount of customer transactions in our stores;

●	seasonal fluctuations due to weather conditions and extreme weather-related disruptions;

●	our ability to generate new and repeat visits to our stores and adequate levels of customer engagement;

●	actions by our existing or new competitors, including pricing changes and delivery and fulfillment options;

●	regulatory changes affecting availability and marketability of products;

●	supply shortages or other operational disruptions;

●	general United States economic conditions and, in particular, the retail sales environment; and

●	the impact of the COVID-19 pandemic on our operations and the U.S. economy.

Accordingly, our results for any one fiscal year or quarter are not necessarily indicative of the results to be expected for any other year or quarter. Our comparable store sales during any particular future period may decrease. In the event of any future decrease, the price of our common stock could decline. For more information on our results of operations for fiscal years 2019 and 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Economic conditions and consumer spending may also be adversely impacted by political instability. The outbreak or escalation of war, the occurrence of terrorist acts or other hostilities in or affecting the United States, or concerns regarding epidemics in the United States or in international markets could also lead to a decrease in spending by consumers or may cause our customers to avoid visiting our stores. The United States economy entered a recession in early 2020, driven primarily by the COVID-19 pandemic and related government mandates. Since the COVID-19 pandemic, levels of unemployment have increased significantly. See “The ongoing COVID-19 pandemic has impacted our operations and this or other future pandemics could materially impact our business, results of operations and financial condition” below. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new customers and to provide products that appeal to customers at prices they are willing and able to pay. Prolonged unfavorable economic conditions or political instability may have an adverse effect on our sales and profitability.

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

The impacts of the COVID-19 pandemic and government mandates could include some or all of the following:

●

Customers who are infected by the COVID-19 virus may not be able to visit and shop at our stores. Even if infected customers are physically able to shop, we have urged any individual who displays or is experiencing symptoms of the virus not to shop in our stores until they have recovered fully. An increase in the number of our customers who are infected by COVID-19 could therefore negatively impact our sales.

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

●

Quarantine, isolation or stay-at-home orders issued by local, state or federal authorities may make it more difficult or impossible for customers to shop at our stores. In addition, limitations imposed by federal, state or local authorities on the number of customers who may shop at our stores at any given time could impact those stores’ transaction count. Further, federal, state or local authorities could take action to ban in-store grocery shopping in favor of home delivery and curbside pick-ups. Depending on the length and severity of the COVID-19 pandemic, such restrictions and limitations could become progressively more severe. Any such governmental actions could negatively impact our sales.

●

Our costs may continue to increase as a result of the COVID-19 pandemic and government mandates. For example, since the outbreak of the COVID-19 pandemic, we have hired more Crew members to: handle increased operational demands at our stores; monitor customers entering and exiting our stores to comply with maximum occupancy limitations; and assist with cleaning and stocking our stores. Depending on the duration of the COVID-19 pandemic and government mandates, we may be required to incur additional labor and other costs to meet the challenges posed by the pandemic.

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

●

The United States economy entered a recession in early 2020, primarily driven by the COVID-19 pandemic and related government mandates. Since the outbreak of the COVID-19 pandemic, levels of unemployment have increased significantly. In the event of a prolonged economic recession, consumer spending could be adversely affected, which in turn could lead to a decrease in spending by consumers, cause our customers to avoid visiting our stores and cause us to experience lower than expected net sales. In addition, customers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, customers may reduce the amount of natural and organic products that they purchase and instead purchase conventional offerings, which generally have lower retail prices, at other stores.

●

We have experienced increased levels of net sales and average transaction size due to the COVID-19 pandemic as public health measures have been implemented by states across our footprint and customers have adjusted to these new circumstances. While we believe that our proactive response to the COVID-19 pandemic has resulted in increased customer loyalty, there can be no assurance that the Company will continue to experience elevated levels of net sales once the pandemic subsides and government mandates are lifted.

●

The products we sell are sourced from a wide variety of domestic and international suppliers. Since the outbreak of the COVID-19 pandemic, we have experienced shortages of certain products and delays in the delivery of certain products to our stores. The COVID-19 pandemic could: (i) adversely impact our business by disrupting or delaying the production and delivery of products to our stores; (ii) adversely impact transport availability and cost; (iii) impact the financial stability of our suppliers; and (iv) cause our suppliers to prioritize the supply of scarce products to our competitors.

●	We could be subject to legal proceedings brought by customers or Crew members related to the COVID-19 pandemic or government mandates.

Any of the foregoing impacts of the COVID-19 pandemic and government mandates could have a material adverse effect on our business, financial position and results of operations. The duration of any such impacts cannot be predicted because of the unprecedented nature of the COVID-19 pandemic and government mandates. Additionally, our business could be severely impacted by widespread regional, national or global health epidemics unrelated to COVID-19 in the future, which could adversely impact our business.

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

Our ability to ensure a continuing supply of products and ingredients at competitive prices that satisfy our minimum standards depends on many factors beyond our control, such as the number and size of farms that grow organic crops, operate pasture-based dairies, maintain free-range laying hens and undertake to raise livestock without the use of growth hormones, antibiotics or concentrated livestock feeding; the vagaries of these farming businesses; and our ability to accurately forecast our sourcing requirements. The organic ingredients used in many of the products we sell are vulnerable to adverse weather conditions, the effects of climate change and natural disasters, such as floods, droughts, frosts, earthquakes, tornadoes, hurricanes and pestilences. Adverse weather conditions and natural disasters can lower herd, flock and crop yields and reduce size and quality, which in turn could reduce the available supply of, or increase the price of, organic ingredients. Certain products we purchase from our suppliers include organic ingredients sourced offshore, and the availability of such ingredients may be affected by events in other countries.

For our organic produce suppliers, there is some concern that implementation of the FSMA may impact the ability of produce growers to farm organically. In the final Produce Safety Rule, the FDA stated that it would exercise enforcement discretion regarding farmers complying with the USDA National Organic Program (NOP) standards for the application of biological soil amendments, which are a significant source of fertility input for organic production. But at the same time, the FDA stated that the NOP standard is not a food safety standard and that it would study and set a science based minimum standard at a later date and may promulgate a standard for the application of biological soil amendments that limits the ability of organic growers to use these inputs. The increased regulation and cost of growing produce due to the Produce Safety Rule may impact organic produce suppliers.

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

The certified organic products we sell must be produced compliant with government regulations and must comply with the requirements of the NOP in order to be labeled as such. Certain products we sell in our stores could lose their “organic” certification if their operation does not comply with the applicable standards and required practices of the NOP, including foreign operations using practices allowed under their country’s respective organic equivalency agreement. The loss of any certifications could reduce the availability of organic products that we can sell in our stores and harm our business.

Disruptions affecting our significant suppliers, or our relationships with such suppliers, could negatively affect our business.

UNFI is our single largest third-party supplier, accounting for approximately 66% of our total purchases in fiscal year 2020. In fiscal year 2016, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through May 31, 2021. In May 2018, we entered into an amendment to our agreement with UNFI pursuant to which we appointed Albert’s Organics, a wholly owned subsidiary of UNFI, as our primary supplier of organic produce products for the majority of our stores. If our distribution agreement with UNFI were terminated or not renewed, we may be unable to establish alternative distribution channels on reasonable terms or at all. Due to this concentration of purchases from a single third-party supplier, the cancellation or non-renewal of our distribution agreement with UNFI, or the disruption, delay or inability of UNFI to deliver product to our stores, could materially and adversely affect our business, financial condition and results of operations. In addition, if UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, that supplier’s operations may be disrupted, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Any act of violence at or threatened against our stores or the shopping centers in which they are located, including active shooter situations and terrorist acts, may result in restricted access to our stores or store closures in the short-term and, in the long-term, may cause our customers and Crew members to avoid our stores. Any such situation could adversely impact customer traffic and make it more difficult to fully staff our stores, which could have a material adverse effect on our business, financial condition and results of operations.

The current geographic concentration of our stores creates exposure to local economies, regional downturns, severe weather and other catastrophic occurrences.

As of September 30, 2020, we had primary store concentration in Colorado and Texas, operating 41 stores and 25 stores in those states, respectively. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenue and profitability. These factors include, among other things, changes in demographics, population, competition, consumer preferences, wage increases, new or revised laws or regulations, fires, floods or other natural disasters in these regions. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our business, financial condition and results of operations.

If we fail to maintain our reputation and the value of our brand, our sales may decline.

We believe our continued success depends on our ability to maintain and grow the value of the Natural Grocers brand. Maintaining, promoting and positioning our brand and reputation will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality customer experience. Brand value is based in large part on perceptions of subjective qualities, and business incidents, whether isolated or recurring, can erode consumer trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. Our failure, or perceived failure, to achieve these objectives, or the tarnishing of our public image or reputation by negative publicity, could significantly reduce our brand value, trigger boycotts of our stores or products or demonstrations at our stores and have a materially adverse effect on our business, financial condition and results of operations. Sources of negative publicity may include, among others, social media posts, investment or financial community posts, concerns regarding the safety of natural and organic products or dietary supplements and poor reviews of our stores, products, customer service and employment environment.

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

Some of the specialty retail products that we sell in our stores are not generally available through other retail distribution channels such as drug stores, conventional grocery stores or mass merchandisers. In the future, our suppliers could decide to distribute such products through other retail distribution channels, allowing more of our competitors to offer these products to our core customers, which could negatively impact our revenue.

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

Union activity at third-party transportation companies or labor organizing activities among our Crew members could disrupt our operations and harm our business.

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

While all of our Crew members are currently non-union, our Crew members may attempt to organize and join a union. In recent years, the United Food and Commercial Workers Union sought unsuccessfully to organize workers at two of our stores. We could face union organizing activities at other locations. The unionization of all or a portion of our workforce could result in work slowdowns, could increase our overall costs and reduce the efficiency of our operations at the affected locations, could adversely affect our flexibility to run our business competitively, and could otherwise have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our lease costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all, and may not be able to find replacement locations that will provide for the same success as current store locations. Of the current leases for our stores, five expire in fiscal year 2021, two expire in fiscal year 2022, four expire in fiscal year 2023, eight expire in fiscal 2024 and the remainder expire between fiscal years 2025 and 2062.

Any material disruption to or failure of our information systems could negatively impact our operations.

We rely extensively on a variety of information systems to effectively manage the operations of our growing store base, including for point-of-sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and usage errors by our Crew members. In addition, our information technology systems may also fail to perform as anticipated, and we may encounter difficulties in implementing new systems, adapting these systems to changing technologies or expanding them to meet the future needs and growth of our business. If our information systems are breached, disrupted, damaged, encrypted by ransomware, or fail to perform as designed, we may have to make significant investments to repair or replace them; suffer interruptions in our operations; experience data loss; incur liability to our customers, Crew members and others; face costly litigation, enforcement actions and penalties; and suffer harm to our reputation with our customers. Furthermore, changes in technology could cause our information systems to become obsolete, as a result of which it may be necessary to incur additional costs to upgrade such systems. If our information systems prove inadequate to handle our growth, we could lose customers, which could have a material adverse effect on our business, financial condition and results of operations. We are also vulnerable to certain risks and uncertainties associated with our website, including changes in required technology interfaces, website downtime and other technical failures and consumer privacy concerns.

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

Failure to protect our information systems against cyber-attacks or information security breaches, including failure to protect the integrity and security of individually identifiable data of our customers and Crew members, could expose us to litigation, damage our reputation and have a material adverse effect on our business.

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

In addition, we receive and maintain certain personal information about our customers and Crew members. The use of this information by us is regulated by applicable law. Privacy and information security laws and regulations change, and compliance with updates may result in cost increases due to necessary systems changes and the development of new administrative processes.

Although we have implemented procedures to protect our information, we cannot be certain that our security systems will successfully defend against rapidly evolving, increasingly sophisticated cyber-attacks as they become more difficult to detect and defend against. Our continued investment in our information technology systems may not effectively insulate us from potential attacks, breaches or disruptions to our business operations. If our security and information systems are breached or compromised, or if our Crew members fail to comply with applicable laws and regulations, and personal or other confidential information is obtained by unauthorized persons or used inappropriately, it could interrupt our business, resulting in a slowdown of our normal business activities or limitations on our ability to process credit card transactions, and could adversely affect our reputation, ability to compete in the food retail marketplace, financial condition and results of operations. Additionally, a data security breach could subject us to litigation, customer demands for indemnification for third party claims and/or the imposition of penalties, fines or other assessments. In such event, our liability could exceed our insurance coverage or our ability to pay. In addition, a data security breach could require that we expend significant amounts to remediate the breach, including changes in our information security systems.

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

We believe that our trademarks or service marks, trade dress, copyrights, trade secrets, know-how and similar intellectual property are important to our success. In particular, we believe that the Natural Grocers by Vitamin Cottage name is important to our business, as well as to the implementation of our growth strategy. Our principal intellectual property rights include registered marks on Vitamin Cottage, Health Hotline, Natural Grocers by Vitamin Cottage, Vitamin Cottage Natural Grocers, EDAP - Every Day Affordable Price, {N}power, Organic Headquarters, Organic Month Headquarters, Organic Produce Headquarters, Natural Grocers Cottage Wine and Craft Beer, Resolution Reset Day, These Came First and Natural Grocers Top 10 Nutrition Trends, common law intellectual property rights in certain other marks used in our business, copyrights of our website content, rights to our domain names, including www.naturalgrocers.com and www.vitamincottage.com, and trade secrets and know-how with respect to our product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark or service mark and copyright law, trade secret protection and confidentiality agreements with our Crew members and certain of our consultants, suppliers and others to protect our proprietary rights. If we are unable to defend or protect or preserve the value of our trademarks or service marks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

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

Our operations, which are characterized by transactions involving a high volume of customer traffic and a wide variety of product selections, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in certain other industries. Consequently, we may become a party to individual personal injury, product liability and other legal actions in the ordinary course of our business, including litigation arising from food-related illness or product labeling. In addition, our Crew members may from time to time bring lawsuits against us regarding injury, hostile work environment, discrimination, wage and hour disputes, sexual harassment or other employment-related issues. In recent years, there has been an increase in the number of discrimination and harassment claims across the United States generally. While these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, the outcome of litigation is difficult to assess or quantify. Additionally, we could be exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. While we maintain insurance, such coverage may not be adequate or may not cover a specific legal claim. Moreover, the cost to defend against litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in or perceptions of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation could have a material adverse effect on our business, financial position and results of operations.

Effective tax rate changes and results of examinations by taxing authorities could materially impact our results of operations.

Our future effective tax rates could be adversely affected by our earnings mix being lower than historical results in states where we have lower statutory rates and higher than historical results in states where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in tax laws or interpretations thereof. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). If the Tax Reform Act is repealed or amended in the future, our Federal tax rate could increase and adversely affect our earnings. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (IRS) and other state and local taxing authorities. Our results could be materially impacted by the determinations and expenses related to proceedings by the IRS and other state and local taxing authorities.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as accounting for leases, inventories, useful lives of long-lived assets for depreciation and amortization, goodwill and intangible assets, impairment of finite-lived intangible and long-lived assets, self-insurance reserves, income taxes and share-based compensation assumptions, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in underlying estimates, assumptions or judgments could significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations. As a result, changes in accounting standards may materially impact our reported results of operations. For example, our adoption of Accounting Standards Update 2016-02, “Leases,” Topic 842 in fiscal year 2020 resulted in a material increase in lease liabilities and right-of-use assets on our consolidated balance sheet. In addition, the transition of several of our financing leases to operating leases under the new standard resulted in an increase in rent expense, partially offset by reductions to depreciation and interest expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements.”

Risks related to government regulations and policies

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

Dietary Supplement Risks. Our sale of dietary supplements is subject to the FDA’s comprehensive regulatory authority under the FDCA, as amended by DSHEA. DSHEA greatly expanded the FDA’s regulatory authority over dietary supplements and empowered the FDA to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements, including quality control, packaging and labeling. Under DSHEA, no dietary supplement may bear a statement that expressly or implicitly represents that such supplement will diagnose, cure, treat or prevent a disease. If these laws and regulations were violated by our management, Crew members, suppliers, distributors or vendors, we could be subject to regulatory enforcement action, public warning letters, product recalls, fines, penalties and sanctions, including injunctions against the future shipment and sale of products, seizure and confiscation of products, prohibition on the operation of our stores, restitution and disgorgement of profits, operating restrictions and even criminal prosecution in some circumstances. In addition, other public and private actors are increasingly targeting dietary supplement retailers and manufacturers with class action lawsuits for selling products that allegedly fail to adhere to the requirements of FDCA and DSHEA, including for failing to adhere to current good manufacturing practices, making false or misleading product statements, providing inaccurate ingredient identity and potency, and failing to control or disclose contaminants, residues and adulterants, as well as for state common and statutory laws regarding deceptive trade practices.

In addition, DSHEA differentiates between old dietary ingredients, or ODIs (i.e., those ingredients present in the food supply prior to October 15, 1994, which require no pre-market notification to the FDA), and new dietary ingredients, or NDIs (i.e., those ingredients not proven to be present in the food supply prior to October 15, 1994, which do require pre-market notification to the FDA). The FDA has not yet issued final guidance regarding the identification of a NDI or the evidence needed to document a NDI’s safety, but when it does such guidance may increase the cost of compliance in establishing the identity and safety of a NDI. In addition, the FDA has not yet promulgated a definitive list of ODIs, but if it does, such a list of ODIs could disrupt the supply of any dietary supplements made from ingredients that are currently believed to pre-date DSHEA but are not ultimately classified as an ODI. Accordingly, changes in dietary supplement regulation could also materially adversely affect the cost and availability of the dietary supplement products that we sell.

Advertising and Products Claims Risks. We could also be the target of claims relating to false or deceptive advertising in connection with the marketing and advertising of the products we sell, including under the auspices of the FTC, the consumer protection statutes of some states and some non-government watchdog groups. In addition, the FDA has aggressively enforced its regulations with respect to structure/function claims (e.g., “calcium builds strong bones”), health claims (e.g., "adequate calcium throughout life may reduce the risk of osteoporosis"), nutrient content claims (e.g., “high in antioxidants”) and other claims that impermissibly suggest therapeutic benefits for certain foods or food components. In addition, the number of private consumer class actions relating to false or deceptive advertising against cosmetic, food, beverage and nutritional supplement manufacturers has increased in recent years. These events could interrupt the marketing and sales of products in our stores, including our private label products, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Organic and GMO Claims. We are also subject to the requirements of the USDA’s National Organic Program (NOP), which establishes federal standards for organically produced agricultural products. The NOP regulations assure our customers that products with the “USDA Organic” seal meet consistent and uniform standards. The failure of one or more of our suppliers to comply with the NOP regulations could cause a disruption in the supply of our product offerings. In addition, the USDA has recently set forth final rules on the labeling of food produced with bioengineering. Although voluntary compliance with these rules began in January 2020, the deadline for mandatory compliance is not until January 1, 2022. Therefore, we and our suppliers have sufficient time to comply with these new labeling requirements.

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

Homeopathic Products. In recent years, the FDA and FTC have increased their regulatory scrutiny of homeopathic drug products. In October 2019, the FDA released new draft guidance on homeopathic drugs, stating that the agency intends to take a risk-based approach to reviewing how some homeopathic drug products are marketed, under which it will prioritize enforcement and regulatory actions involving certain categories of homeopathic drug products marketed without the required FDA approval. Although no final guidance has yet been issued, such guidance may require homeopathic products to be approved for sale under a new approval or review regimen or otherwise lessen their availability for us to sell in our stores.

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

Other Regulatory Risks. We are also subject to laws and regulations more generally applicable to retailers, including labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, advertising and selling practices, alcoholic beverage sales and handling and transport of products derived from industrial hemp. We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes could have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could materially and adversely affect our business, financial condition and results of operations.

Our sale of products containing cannabidiol (CBD) could lead to regulatory action by federal, state and/or local authorities or legal proceedings brought by or on behalf of consumers.

The Agricultural Improvement Act of 2018 (the 2018 Farm Bill) legalized the cultivation, processing and sale of “industrial hemp” (i.e., cannabis containing no more than 0.3% tetrahydrocannabinol, or THC). Industrial hemp contains CBD, a non-psychoactive compound. Despite the provisions of the 2018 Farm Bill and subsequent U.S. Department of Agriculture rules, uncertainty exists concerning the legal and regulatory status of finished products containing CBD. The Food and Drug Administration (FDA) has yet to establish a regulatory framework for the manufacture and sale of products containing CBD, and has sent warning letters, sometimes in concert with the Federal Trade Commission (FTC), to certain CBD manufacturers that are alleged to have marketed their products in violation of the federal Food, Drug, and Cosmetic Act (the FDCA). The warning letters focus on allegations that the CBD manufacturers have marketed the products through unsubstantiated health claims. The FDA also announced that it cannot conclude based on current published studies that CBD is generally recognized as safe (GRAS) for use in human and animal food products. Food and beverage products, including nutritional supplements, that contain non-GRAS ingredients are considered to be adulterated under the FDCA. In addition, certain state and local governments have taken action to restrict or prohibit the sale of products containing CBD. Further, class action lawsuits have been filed against certain CBD manufacturers alleging that their products are misbranded, mislabeled and falsely advertised under state consumer protection laws.

We sell products containing CBD at certain of our stores. While we strive to sell products containing CBD only in states and localities where such sale is permissible, state and local authorities in those areas may adopt new laws and regulations, or adopt interpretations of existing laws and regulations, that restrict or prohibit the sale of products containing CBD. Further, we could be subject to regulatory action brought by federal, state and/or local authorities, or legal proceedings brought by or on behalf of consumers, that allege, among other things, that: (i) our sale of products containing CBD violates applicable federal or state law (including applicable state consumer protection laws); (ii) the products we sell that contain CBD are adulterated, contaminated, or have been misbranded or labeled in violation of applicable rules, regulations or standards of the FDA, the FDCA or any other federal or state law or agency; (iii) the products we sell that contain CBD have been labeled with (a) express or implied health claims that are not supported by appropriate scientific evidence or (b) claims that are difficult or impossible to verify; (iv) the products we sell that contain CBD have been labeled with inappropriate dosing instructions or use recommendations; (v) the products we sell that contain CBD have been improperly tested or evaluated or do not contain the stated concentration of CBD; and (vi) the products we sell that contain CBD contain more than the legally allowable concentration of THC. Any such regulatory action or legal proceeding could have a material adverse effect on our business, financial position and results of operations.

The activities of our Nutritional Health Coaches and our nutrition education services may be impacted by government regulation or an inability to secure adequate liability insurance.

Some of the activities of our NHCs, who, among other duties, provide nutrition oriented educational services to our customers, may be subject to state and federal regulation and oversight by professional organizations, or may be misconstrued by our customers as medical advice. In the past, the FDA has expressed concerns regarding summarized health and nutrition-related information that: (i) does not, in the FDA’s view, accurately present such information; (ii) diverts a consumer’s attention and focus from FDA-required nutrition labeling and information; or (iii) impermissibly promotes drug-type disease-related benefits. Although we provide training to our NHCs on relevant regulatory requirements, we cannot control the actions of such individuals, and our NHCs may not act in accordance with such regulations. If our NHCs or other Crew members do not act in accordance with regulatory requirements, we may become subject to penalties or litigation, which could have a material adverse effect on our business. We believe we are currently compliant with relevant regulatory requirements, and we maintain professional liability insurance on behalf of our NHCs in order to mitigate risks associated with our NHCs’ nutrition oriented educational activities. However, we cannot predict the nature of future government regulation and oversight, including the potential impact of any such regulation on the services currently provided by our NHCs. Furthermore, the availability of professional liability insurance or the scope of such coverage may change, or our insurance coverage may prove inadequate, which may adversely impact the ability of our NHCs to provide some services to our customers. The occurrence of any such developments could negatively impact the perception of our brand, our sales and our ability to attract new customers.

Consumers or regulatory agencies may challenge certain claims made regarding the products we sell.

Our reputation could also suffer from real or perceived issues involving the labeling or marketing of the products we sell. Products that we sell may carry claims as to the origin, purity, potency, and identify of ingredients, and claims regarding efficacy or health benefits, one example is the use of the term “natural.” Although the FDA and USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single United States government-regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA and state attorneys general have taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components. Another example is products not made from animal ingredients but identified on their labels as “meat” or “milk” or similar terms may also be subject to new regulatory constraints or legal challenges regarding the accuracy and legality of these terms. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying the products we sell. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims could be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have a material adverse effect on our business, financial condition and results of operations.

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

If the United States were to withdraw from, or materially modify, certain international trade agreements, or if the United States were to withdraw from the World Trade Organization (the WTO), our business, financial condition and results of operations could be materially adversely affected.

Certain of the produce and other products that we sell at our stores are purchased, or contain ingredients sourced, from suppliers in Mexico, Canada and other foreign countries. The Trump Administration has expressed antipathy towards certain existing international trade agreements and organizations, including the United States’ membership in the WTO. With the Trump administration’s support, the United States, Mexico and Canada signed the renamed United States-Mexico-Canada Agreement (USMCA), which took effect on July 1, 2020. While we do not believe the USMCA will have a material adverse effect on our business, financial condition and results of operations, it remains unclear what actions, if any, the Federal government will take in the future with respect to other international trade agreements to which the United States is a party and the WTO. If the United States were to withdraw from or materially modify international trade agreements to which it is a party, or if the United States were to withdraw from the WTO, certain foreign-sourced goods that we sell may no longer be available at a commercially attractive price or at all, which in turn could have a material adverse effect on our business, financial condition and results of operations.

New or increased tariffs on the foreign-sourced goods that we sell or the foreign-sourced materials incorporated into such goods could have a material adverse effect on our business, financial condition and results of operations.

The Trump Administration has imposed tariffs on a broad range of foreign-sourced products and materials. In response, various trading partners of the United States have imposed retaliatory tariffs and other measures on goods manufactured in the United States and weakened their currencies against the United States Dollar. It remains unclear what additional actions, if any, the Federal government will take in the future with respect to tariffs on goods imported into the United States. The tariffs that have been imposed have resulted in higher costs for certain metal products that we purchase, such as store shelving and cans for our private label products. Although the tariffs imposed to date have not had a material impact on the cost or availability of the foreign-sourced goods that we sell or the foreign-sourced materials that are incorporated into such goods, there can be no assurance that this will continue to be the case. If existing tariffs were raised, or if new tariffs were imposed, on the foreign-sourced goods that we sell or the foreign-sourced materials that are incorporated into such goods, such goods and materials may no longer be available at a commercially attractive price or at all, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Executive, legislative or regulatory action that restricts or closes access to the United States market from Mexico or Canada could have a material adverse effect on our business, financial condition and results of operations.

Certain of the produce and other products that we sell at our stores are purchased, or contain ingredients sourced, from suppliers in Mexico and Canada. In recent years, tensions with Mexico and Canada over trade, immigration and other issues have increased. Such tensions could lead to executive, legislative or regulatory action to restrict or close access to the United States market from Mexico or Canada. If action were taken to restrict or close access to the United States market from Mexico or Canada, the produce and other products that we source from those countries may no longer be available or may not be available at commercially attractive prices, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Risks related to our indebtedness and liquidity

Our credit facility could limit our operational flexibility.

We are party to a credit facility consisting of a $50.0 million revolving loan facility (our Revolving Facility) and a $35.0 million term loan facility (our Term Loan Facility, and together with our Revolving Facility, our Credit Facility). Our Credit Facility is secured by a lien on substantially all of our assets and contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to incur additional indebtedness; grant liens; engage in certain merger, consolidation or asset sale transactions; make certain investments; make loans, advances, guarantees or acquisitions; engage in certain transactions with affiliates; pay dividends or repurchase shares of our common stock; and permit certain sale and leaseback transactions without lender consent. We are also required to maintain certain financial measurements under our Credit Facility, including a consolidated leverage ratio. These covenants could restrict our operational flexibility and any failure to comply with these covenants or our payment obligations could limit our ability to borrow under our Credit Facility and, in certain circumstances, may allow the lender thereunder to require repayment.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could adversely impact our business.

As of September 30, 2020, we had no outstanding indebtedness under our Credit Facility. We expect to draw $35.0 million of Term Loan Facility borrowings prior to December 16, 2020 to fund a portion of the special cash dividend of $2.00 per common share, which was approved by our Board of Directors (the Board) on November 18, 2020. We may incur additional indebtedness in the future, including borrowings under our Credit Facility. Satisfying our debt repayment obligations may require us to divert funds identified for other purposes and could impair our liquidity position. Our inability to generate sufficient cash flow to satisfy our debt service obligations could have important consequences, including:

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

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of our common stock. Our Board subsequently extended the share repurchase program, which will terminate on May 31, 2022. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Credit Facility. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million. Such borrowings will reduce the amount of capital available under our Credit Facility for other purposes, including our working capital needs, capital expenditures and funding the execution of our growth strategy. Repurchases under the share repurchase program may therefore adversely affect our liquidity, which in turn could impact our profitability, financial condition and results of operations. In addition, repurchases under the share repurchase program will reduce the number of shares of our common stock available for purchase and sale in the public market, which could affect the market price of our common stock.

General risks related to our common stock

The market price of our common stock has been volatile and may continue to be volatile, and our stockholders may not be able to sell our common stock at a favorable price or at all.

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

Our current principal stockholders have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which our stockholders might not agree.

Members of the Isely family and certain persons, entities and accounts subject to a stockholders agreement relating to voting and limitations on the sale of shares, own or control approximately 59% of our common stock. Due to their holdings of common stock, members of the Isely family are able to continue to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, an amendment of our certificate of incorporation (except when a class vote is required by law), any merger or consolidation requiring common stockholder approval, and a sale of all or substantially all of the Company’s assets. Members of the Isely family have the ability to prevent change-in-control transactions as long as they maintain voting control of the Company. In addition, members of the Isely family and trusts controlled by them entered into a stockholders agreement by which they agreed to aggregate their voting power with regard to the election of directors.

In addition, because these holders have the ability to elect all of our directors, they are able to control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payments of dividends on our common stock and entering into extraordinary transactions, and their interests may not in all cases be aligned with our stockholders’ interests.

We may not be able to continue paying dividends on our common stock.

We paid a cash dividend of $0.07 per share of common stock during each quarter of fiscal year 2020. On November 18, 2020, our Board approved a special cash dividend of $2.00 per share and a regular cash dividend of $0.07 per share, which will be paid on December 16, 2020 to stockholders of record as of the close of business on November 30, 2020. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board and will depend on many factors, including our available cash, working capital, financial condition, earnings, results of operations and capital requirements; the covenants in our credit agreement; applicable law; and other business considerations that our Board considers relevant. A reduction in the amount of cash dividends on our common stock, the suspension of those dividends or a failure to meet market expectations regarding our dividends could have a material adverse effect on the market price of our common stock. If we do not pay cash dividends on our common stock in the future, realization of a gain on an investment in our common stock will depend entirely on the appreciation of the price of our common stock, which may not occur.

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

These anti-takeover provisions could substantially impede the ability of our common stockholders to benefit from a change in control and, as a result, could materially adversely affect the market price of our common stock and our stockholders’ ability to realize any potential change-in-control premium.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of September 30, 2020, we had 159 stores located in 20 states, as shown in the following chart:

State	Number of Stores
Arizona	12
Arkansas	3
Colorado	41
Idaho	4
Iowa	6
Kansas	8
Louisiana	1
Minnesota	1
Missouri	5
Montana	4
Nebraska	3
Nevada	3
New Mexico	5
North Dakota	3
Oklahoma	6
Oregon	14
Texas	25
Utah	9
Washington	4
Wyoming	2

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

As of September 30, 2020, we owned buildings in which eight of our stores are located. Six of those buildings are located on land that is leased pursuant to a ground lease; the remaining two stores are on land owned by the Company. In addition, as of September 30, 2020, the Company had purchased the property for one new store which we opened in the first quarter of fiscal year 2021. Lease terms typically range between 10 and 20 years, with additional renewal options. Of the current leases for our stores, five expire in fiscal year 2021, two expire in fiscal year 2022, four expire in fiscal year 2023, eight expire in 2024 and the remainder expire between fiscal years 2025 and 2062. We expect that we will be able to renegotiate these leases or relocate these stores as necessary.

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

Holders of Record

As of December 7, 2020, there were 197 holders of record of our common stock, and the closing price of our common stock was $13.88.

Dividend Policy

We paid a cash dividend of $0.07 per share of common stock during each quarter of fiscal year 2020. On November 18, 2020, our Board approved a special cash dividend of $2.00 per share and a regular cash dividend of $0.07 per share, which will be paid on December 16, 2020 to stockholders of record as of the close of business on November 30, 2020. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board and will depend on many factors, including our available cash, working capital, financial condition, earnings, results of operations and capital requirements; the covenants in our credit agreement; applicable law; and other business considerations that our Board considers relevant. Our Credit Facility provides that so long as no default exists or would arise as a result thereof, Vitamin Cottage Natural Food Markets, Inc. (the operating company) may pay cash dividends to Natural Grocers by Vitamin Cottage, Inc. (the holding company) in an amount sufficient to allow the holding company to: (i) pay various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business and (ii) repurchase shares of common stock and pay dividends on our common stock in an aggregate amount not to exceed $10.0 million during any fiscal year. Additionally, on November 18, 2020 the Company amended its Credit Facility to, among other things, permit a one-time dividend payment of up to $50.0 million no later than December 31, 2020. See “We may not be able to continue paying dividends on our common stock” under “Item 1A. Risk Factors.”

Use of Proceeds From Registered Securities

None.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock between June 30, 2020 and September 30, 2020.

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

	Year ended September 30,
	2020	2019	2018	2017	2016
Statements of Income Data (dollars in thousands):
Net sales	$1,036,842	903,582	849,042	769,030	705,499
Cost of goods sold and occupancy costs	753,701	664,829	623,469	556,694	503,727
Gross profit	283,141	238,753	225,573	212,336	201,772
Store expenses	227,069	197,792	186,741	174,350	156,158
Administrative expenses	26,780	22,837	21,506	20,089	19,242
Pre-opening and relocation expenses	1,543	1,358	2,273	3,799	5,993
Operating income	27,749	16,766	15,053	14,098	20,379
Interest expense, net	(2,048)	(4,952)	(4,560)	(3,793)	(3,044)
Income before income taxes	25,701	11,814	10,493	10,305	17,335
(Provision for) benefit from income taxes	(5,692)	(2,398)	2,168	(3,414)	(5,864)
Net income	$20,009	9,416	12,661	6,891	11,471
Per Share Data:
Net income per share of common stock (EPS)
Basic	$0.89	0.42	0.57	0.31	0.51
Diluted	$0.89	0.42	0.56	0.31	0.51
Shares used in computation of EPS
Basic	22,501,779	22,424,328	22,361,898	22,453,409	22,492,986
Diluted	22,577,646	22,554,603	22,413,038	22,463,675	22,507,152
Other Financial Data (Unaudited) (dollars in thousands):
EBITDA(1)	$58,942	45,743	44,483	43,609	45,912
EBITDA margin(2)	5.7%	5.1	5.2	5.7	6.5
Adjusted EBITDA(1)	$59,554	46,123	45,068	43,609	45,912
Adjusted EBITDA margin(2)	5.7%	5.1	5.3	5.7	6.5

Other Operating Data (Unaudited):
Number of stores at end of period	159	153	148	140	126
Number of stores opened during the period	6	6	8	14	23
Number of stores relocated and remodeled during the period	2	5	3	2	5
Change in daily average comparable store sales(3)	12.0%	3.1	5.8	0.1	1.4
Gross square footage at end of period(4)	2,599,649	2,522,906	2,378,240	2,260,914	2,031,711
Selling square footage at end of period(4)	1,687,196	1,637,150	1,565,498	1,483,413	1,331,785
Average comparable store size (gross square feet)(5)	16,235	16,297	16,149	16,125	16,239
Average comparable store size (selling square feet)(5)	10,623	10,663	10,596	10,570	10,581
Comparable store sales per selling square foot during period(6)	$627	556	547	577	645

	As of September 30,
	2020	2019	2018	2017	2016
Selected Balance Sheet Data (dollars in thousands):
Cash and cash equivalents	28,534	6,214	9,398	6,521	4,017
Total assets (7)	681,792	327,114	307,083	299,991	282,246
Total debt(7) (8)	400,139	58,212	54,334	61,820	59,335
Total stockholders’ equity	173,066	156,906	146,726	133,883	126,725

(1)

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA as adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance, including certain items such as impairment charges, store closing costs and non-recurring items. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We believe EBITDA and Adjusted EBITDA provide additional information about: (i) our operating performance, because they assist us in comparing the operating performance of our stores on a consistent basis, as they remove the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations, such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a component of a measure in our financial covenants under our Credit Facility.

Furthermore,management believes some investors use EBITDA and Adjusted EBITDA as supplemental measures to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. By providing these non-GAAP financial measures, together with a reconciliation from net income, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Our competitors may define EBITDA and Adjusted EBITDA differently, and as a result, our measure of EBITDA and Adjusted EBITDA may not be directly comparable to EBITDA and Adjusted EBITDA of other companies. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and Adjusted EBITDA are supplemental measures of operating performance that do not represent, and should not be considered in isolation or as an alternative to, or substitute for, net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

●	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

●	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA and Adjusted EBITDA do not reflect any impact for single lease expense for leases classified as finance leases for the year ending September 30, 2020;

●	EBITDA and Adjusted EBITDA do not reflect any impact for straight-line rent expense for leases classified as capital and financing lease obligations for the year ended September 30, 2019 and prior;

●	EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

●	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes; and

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

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Year ended September 30,
	2020	2019	2018	2017	2016
Net income	$20,009	9,416	12,661	6,891	11,471
Interest expense, net	2,048	4,952	4,560	3,793	3,044
Provision for (benefit from) income taxes	5,692	2,398	(2,168)	3,414	5,864
Depreciation and amortization	31,193	28,977	29,430	29,511	25,533
EBITDA	58,942	45,743	44,483	43,609	45,912
Impairment of long-lived assets and store closing costs	612	380	585	—	—
Adjusted EBITDA	$59,554	46,123	45,068	43,609	45,912

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

(3)

When calculating change in comparable store sales, we begin to include sales from a store in our comparable store base on the first day of the thirteenth full month following the store’s opening. We monitor the percentage change in daily average comparable store sales by comparing sales from all stores in our comparable store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. When calculating daily average comparable store sales, we include the comparable store sales divided by the number of selling days in each period. We use this metric to remove the effect of differences in the number of selling days we are open during the comparable periods.

(4)	Gross square footage and selling square footage at the end of the period include the square footage for all stores that were open as of the end of the period presented.

(5)

Average comparable store size for gross square feet and selling square feet are calculated using the average store size for all stores that were in the comparable store base as of the end of the period presented.

(6)

Comparable store sales per selling square foot is calculated using comparable store sales for the period divided by the weighted average selling square feet per store based on the amount of time the store was included in the comparable store base during the period.

(7)

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842) in February 2016 and subsequently issued related ASUs in 2018 and 2019 (collectively, ASC 842). ASC 842 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms greater than 12 months. Under ASC 842, recognition, measurement and presentation of lease expenses depend on whether the lease is classified as a finance or operating lease. We adopted ASC 842 on October 1, 2019, the first day of fiscal year 2020, using the modified retrospective transition approach. The adoption of ASC 842 resulted in the recognition of operating lease assets and operating lease liabilities of $359.6 million and $377.8 million, respectively, as of October 1, 2019.

(8)

For the year ended September 30, 2020, total debt includes operating and finance lease obligations and outstanding borrowings under our Credit Facility. There were no amounts outstanding and $5.7 million outstanding under our Credit Facility as of September 30, 2020 and September 30, 2019, respectively. For the years ended September 30, 2019, 2018, 2017 and 2016, total debt includes capital and financing lease obligations and outstanding borrowings under our Credit Facility.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of September 30, 2020, we operated 159 stores in 20 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from approximately 5,000 to 16,000 selling square feet. For the year ended September 30, 2020, our new stores averaged approximately 10,200 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. Over the last five fiscal years, our store base has grown at a compound annual growth rate of 9.1%. We relocated one existing store in fiscal year 2020. We plan to open five to six new stores and relocate three to five stores in fiscal year 2021. Between September 30, 2020 and the date of this Form 10-K, we have opened one new store in New Mexico. As of the date of this report, we also have signed leases for an additional three new store locations expected to open in fiscal years 2021 and beyond.

Performance Highlights

Key highlights of our recent performance are discussed briefly below and are discussed in further detail throughout this MD&A. Key financial metrics, including, but not limited to, comparable store sales and daily average comparable store sales are defined under the caption “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $1,036.8 million for the year ended September 30, 2020, an increase of $133.3 million, or 14.7%, compared to net sales of $903.6 million for the year ended September 30, 2019.

●	Daily average comparable store sales. Daily average comparable store sales for the year ended September 30, 2020 increased 12.0% from the year ended September 30, 2019.

●	Net income. Net income was $20.0 million for the year ended September 30, 2020, an increase of $10.6 million, or 112.5%, compared to net income of $9.4 million for the year ended September 30, 2019.

●

EBITDA. EBITDA was $58.9 million in the year ended September 30, 2020, an increase of $13.2 million, or 28.9%, compared to EBITDA of $45.7 million for the year ended September 30, 2019. EBITDA is not a measure of financial performance under GAAP. Refer to the “Selected Financial Data” section of this Form 10-K for a definition of EBITDA and a reconciliation of the Company’s net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $59.6 million in the year ended September 30, 2020, an increase of $13.4 million, or 29.1%, compared to Adjusted EBITDA of $46.1 million for the year ended September 30, 2019. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Selected Financial Data” section of this Form 10-K for a definition of Adjusted EBITDA and a reconciliation of the Company’s net income to Adjusted EBITDA.

●

Liquidity. We had cash and cash equivalents of $28.5 million as of September 30, 2020 and $48.7 million was available for borrowing under our $50.0 million Credit Facility. As of September 30, 2020, the Company had outstanding letters of credit of $1.3 million, which amount was reserved against the amount available for borrowing under the terms of our Credit Facility.

●

New store growth. We opened 57 new stores between the beginning of fiscal year 2016 and the end of fiscal year 2020, with 159 stores open as of September 30, 2020. We opened six new stores in fiscal year 2020.

●

Store Relocations and Remodels. We relocated 15 stores between the beginning of fiscal year 2016 and the end of fiscal year 2020. We relocated one existing store in fiscal year 2020. We remodeled two stores between the beginning of fiscal year 2016 and the end of fiscal year 2020. One remodel was completed in fiscal year 2020.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

COVID-19 Pandemic. We have experienced increased levels of net sales and average transaction size due to the COVID-19 pandemic as public health measures have been implemented by states across our footprint and customers have adjusted to these new circumstances. The COVID-19 pandemic and government mandates have also led to an increase in online orders for home delivery, which we offer at substantially all our stores in partnership with a third party. While we are closely monitoring the economic impact of the COVID-19 pandemic and government mandates on our business, the long-term impact of the pandemic is unknown at this time. We expect the impact of the COVID-19 pandemic and government mandates on our financial condition, results of operations and cash flows will largely depend on the extent and duration of the pandemic, the governmental and public actions taken in response, and the effect the pandemic will have on the U.S. economy. Moreover, the COVID-19 pandemic and government mandates make it more challenging for management to estimate future performance of our business, particularly over the near term. See “The ongoing COVID-19 pandemic has impacted our operations and this or other future pandemics could materially impact our business, results of operations and financial condition” under “Item 1A.- Risk Factors.” Additional information regarding the impact of the COVID-19 pandemic and government mandates on our business and results of operations is provided below in this MD&A.

●

Impact of broader economic trends and political environment. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, periods of recession and growth, the price of commodities, the political environment and consumer confidence.

●

Opportunities in the growing natural and organic grocery and dietary supplements industry. Our industry, which includes organic and natural foods and dietary supplements, continues to experience growth driven primarily by increased public interest in health and nutrition. Capitalizing on this opportunity, we continue to open new stores and enter new markets, however, we currently expect the rate of new store unit growth in the foreseeable future to be comparable to recent years, depending on economic and business conditions and other factors, including the impact of the COVID-19 pandemic and related government mandates.

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

●

Consumer preferences. Our performance is also impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, changing consumer choices and the cost of these products. A change in consumer preferences away from our offerings, including those resulting from reductions or changes in our offerings, could have a material adverse effect on our business. Additionally, negative publicity regarding the safety of dietary supplements, product recalls or new or upgraded regulatory standards may adversely affect demand for the products we sell and could result in lower consumer traffic, sales and results of operations.

Outlook

We believe there are several key factors that have contributed to our success and will enable us to increase our comparable store sales and continue to profitably expand. These factors include a loyal customer base, increasing basket size, growing consumer interest in nutrition and wellness, a differentiated shopping experience that focuses on customer service, nutrition education and a shopper-friendly, safe and convenient retail environment, and our focus on high-quality, affordable natural and organic groceries and dietary supplements.

We currently expect the rate of new store unit growth in the foreseeable future to depend on economic and business conditions and other factors, including the impact of the COVID-19 pandemic and government mandates. During the past few years, we have enhanced our infrastructure to enable us to support growth. In addition, in recent years we believe we have enhanced customer loyalty through our {N}power customer loyalty program.

Over the long term, we believe there are opportunities for us to continue to expand our store base, expand profitability and increase comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry and regional and general economic conditions. In the future, we believe there are opportunities for increased leverage of costs and increased economics of scale in sourcing products. However, due to the fixed nature of certain of our costs (in particular, our rent obligations and related occupancy costs), our ability to leverage costs may be limited.

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

Key Financial Metrics in Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key measures are as follows:

Net sales

Our net sales are comprised of gross sales net of discounts, in-house coupons, returns and allowances. In comparing net sales between periods, we monitor the following:

●

Change in daily average comparable store sales . We begin to include sales from a store in comparable store sales on the first day of the thirteenth full month following the store’s opening. We monitor the percentage change in comparable store sales by comparing sales from all stores in our comparable store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. Our comparable store sales data may not be presented on the same basis as our competitors. We use the term “new stores” to refer to stores that have been open for less than thirteen months. Daily average comparable store sales are comparable store sales divided by the number of selling days in each period. We use this metric to remove the effect of differences in the number of selling days we are open during the comparable periods (for example, as a result of leap years or the Easter holiday shift between quarters).

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

Store expenses

Store expenses consist of store-level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on land improvements, leasehold improvements, fixtures and equipment and technology. Depreciation expenses on the right-of-use assets related to the finance leases of the stores are also considered store expenses. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations. Store expenses also include long-lived asset impairment charges. The majority of store expenses consist of labor-related expenses, which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores require a minimum level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of sales typically decrease.

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

Pre-opening and relocation expenses

Pre-opening and relocation expenses may include rent expense, salaries, advertising, supplies and other miscellaneous costs incurred prior to the store opening. Rent expense is generally incurred from one to four months prior to a store’s opening date for store leases classified as operating. For store leases classified as finance leases (previously classified as capital or financing leases), no pre-opening rent expense is recognized. Other pre-opening and relocation expenses are generally incurred in the 60 days prior to the store opening. Certain advertising and promotional costs associated with opening a new store may be incurred both before and after the store opens. All pre-opening and relocation costs are expensed as incurred.

Interest expense, net

Interest expense consists of the interest associated with finance lease obligations (previously classified as capital and financing lease obligations) and our Credit Facility, net of capitalized interest and interest income.

Income tax expense

Income taxes are accounted for in accordance with the provisions of Income Taxes (ASC 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Year ended September 30,
	2020	2019	2018
Statements of Income Data:*
Net sales	100.0%	100.0	100.0
Cost of goods sold and occupancy costs	72.7	73.6	73.4
Gross profit	27.3	26.4	26.6
Store expenses	21.9	21.9	22.0
Administrative expenses	2.6	2.5	2.5
Pre-opening and relocation expenses	0.1	0.2	0.3
Operating income	2.7	1.9	1.8
Interest expense, net	(0.2)	(0.5)	(0.5)
Income before income taxes	2.5	1.3	1.2
(Provision for) benefit from income taxes	(0.5)	(0.3)	0.3
Net income	1.9%	1.0	1.5
__________________________
*Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	159	153	148
Store unit count increase period over period	3.9%	3.4	5.7
Change in daily average comparable store sales	12.0%	3.1	5.8

Year ended September 30, 2020 compared to Year ended September 30, 2019

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Change in
	2020	2019	Dollars	Percent
Statements of Income Data:
Net sales	$1,036,842	903,582	133,260	14.7%
Cost of goods sold and occupancy costs	753,701	664,829	88,872	13.4
Gross profit	283,141	238,753	44,388	18.6
Store expenses	227,069	197,792	29,277	14.8
Administrative expenses	26,780	22,837	3,943	17.3
Pre-opening and relocation expenses	1,543	1,358	185	13.6
Operating income	27,749	16,766	10,983	65.5
Interest expense, net	(2,048)	(4,952)	2,904	(58.6)
Income before income taxes	25,701	11,814	13,887	117.5
Provision for income taxes	(5,692)	(2,398)	(3,294)	137.4
Net income	$20,009	9,416	10,593	112.5%

Net sales

Net sales increased $133.3 million, or 14.7%, to $1,036.8 million for the year ended September 30, 2020 compared to $903.6 million for the year ended September 30, 2019, primarily due to a $111.0 million increase in comparable store sales, and a $22.5 million increase in new store sales, partially offset by a $0.2 million decrease in sales from one store that closed during the first quarter of fiscal year 2019. Daily average comparable store sales increased 12.0% for the year ended September 30, 2020 compared to an increase of 3.1% for the year ended September 30, 2019. The daily average comparable store sales increase in fiscal year 2020 resulted from a 17.2% increase in average transaction size, partially offset by a 4.5% decrease in daily average transaction count. During the second half of fiscal year 2020, customers reduced their frequency of shopping trips as a result of social distancing practices associated with the COVID-19 pandemic and related government mandates, but increased their overall basket size per shopping trip. Comparable store average transaction size was $42.38 for the year ended September 30, 2020. The increase in net sales during the year ended September 30, 2020 was primarily driven by our customers’ response to the COVID-19 pandemic and related government mandates. Also contributing to the increase in net sales during the year ended September 30, 2020 were marketing initiatives, promotional campaigns and increased membership in and usage of the {N}power customer loyalty program.

Gross profit

Gross profit increased $44.4 million, or 18.6%, to $283.1 million for the year ended September 30, 2020 compared to $238.8 million for the year ended September 30, 2019, primarily driven by the increased sales volumes resulting from the COVID-19 pandemic and related government mandates. Gross profit reflects earnings after product and occupancy costs. Gross margin increased to 27.3% for the year ended September 30, 2020 from 26.4% for the year ended September 30, 2019. The increase in gross margin during the year ended September 30, 2020 was primarily driven by a decrease in store occupancy and shrink expenses, as a percentage of sales, and an improved product margin.

For the year ended September 30, 2019, the Company had 23 leases for stores which were classified as capital and financing lease obligations. As a result of our adoption of ASC 842 effective October 1, 2019: (i) eight previous capital financing lease obligations were derecognized and reclassified as operating leases; (ii) 10 previous capital finance leases were classified as finance leases; and (iii) five previous capital lease obligations were classified as finance leases. As of September 30, 2020, we had 19 leases that were classified as finance leases. The leases that were reclassified to operating leases generate rent expense, which is recorded as occupancy expense, rather than a reduction of the lease obligation and as interest expense.

Store expenses

Store expenses increased $29.3 million, or 14.8%, to $227.1 million in the year ended September 30, 2020 compared to $197.8 million in the year ended September 30, 2019. Store expenses as a percentage of sales was 21.9% for each of the years ended September 30, 2020 and 2019. The $29.3 million increase in store expenses year over year was primarily attributable to increased labor-related expenses and the adoption of ASC 842. However, store expenses as a percentage of sales remained consistent year over year due to leverage created by the increase in net sales as a result of our customers’ response to the COVID-19 pandemic and government mandates. Store expenses included long-lived asset impairment charges related to long-lived assets of $0.6 million and $0.4 million in fiscal years 2020 and 2019, respectively.

Administrative expenses

Administrative expenses increased $3.9 million, or 17.3%, to $26.8 million for the year ended September 30, 2020 compared to $22.8 million for the year ended September 30, 2019. Administrative expenses as a percentage of sales were 2.6% and 2.5% for the years ended September 30, 2020 and 2019, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses increased $0.2 million, or 13.6%, to $1.5 million for the year ended September 30, 2020 compared to $1.4 million for the year ended September 30, 2019. The increase in pre-opening and relocation expenses was primarily due to the impact of the number and timing of new store openings and relocations. The numbers of stores opened and relocated were as follows for the periods presented:

	Year ended September 30,
	2020	2019
New stores	6	6
Relocated stores	1	5
	7	11

Interest expense, net

Interest expense, net of capitalized interest, decreased $2.9 million, or 58.6%, in the year ended September 30, 2020 compared to the year ended September 30, 2019. The decrease in interest expense is primarily due to a decrease in the number of finance leases (formerly classified as capital and financing leases) during the year ended September 30, 2020, as well as a decrease in the average outstanding balance under our Credit Facility. The decrease in interest expense attributable to the lower number of finance leases is consistent with the increase in occupancy costs referred to above given the number of derecognized previous capital finance leases that have been reclassified as operating leases and that generate rent expense rather than a reduction of the lease obligation and interest expense.

Income taxes

Provision for income taxes increased $3.3 million to $5.7 million for the year ended September 30, 2020 compared to $2.4 million for the year ended September 30, 2019. The Company’s effective income tax rate was approximately 22.1% and 20.3% for the years ended September 30, 2020 and 2019, respectively.

Net income

Net income in the year ended September 30, 2020 was $20.0 million, or $0.89 in diluted earnings per share compared to $9.4 million, or $0.42 in diluted earnings per share, in the year ended September 30, 2019.

Year ended September 30, 2019 compared to Year ended September 30, 2018

A comparative discussion of our results of operations and other operating data for the years ended September 30, 2019 and September 30, 2018 is set out in our Annual Report on Form 10-K for the year ended September 30, 2019 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations - Year ended September 30, 2019 compared to Year ended September 30, 2018.”

Non-GAAP financial measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA as adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance, including certain items such as impairment charges, store closing costs and non-recurring items. The adjustment to EBITDA for the years ended September 30, 2020 and 2019 related to impairment of long-lived assets charges.

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Year ended September 30,
	2020	2019
Net income	$20,009	9,416
Interest expense, net	2,048	4,952
Provision for income taxes	5,692	2,398
Depreciation and amortization	31,193	28,977
EBITDA	58,942	45,743
Impairment of long-lived assets	612	380
Adjusted EBITDA	$59,554	46,123

Year ended September 30, 2020 compared to Year ended September 30, 2019

EBITDA increased 28.9% to $58.9 million in the year ended September 30, 2020 compared to $45.7 million in the year ended September 30, 2019. EBITDA as a percentage of sales was 5.7% and 5.1% for the years ended September 30, 2020 and 2019, respectively.

Finance leases (previously capital and financing lease obligations), have a positive impact on EBITDA because, as discussed above, they result in lower cost of goods sold and occupancy costs. Conversely, the greater number of stores with operating leases during the fiscal year ended September 30, 2020, led to higher cost of goods sold and occupancy costs, which negatively impacted both EBITDA and Adjusted EBITDA as a percentage of sales. The number of stores with finance leases (previously classified as capital and financing lease obligations) decreased from 23 as of September 30, 2019 to 19 as of September 30, 2020 as a result of our adoption of ASC 842 effective October 1, 2019.

Adjusted EBITDA increased 29.1% to $59.6 million in the year ended September 30, 2020 compared to $46.1 million in the year ended September 30, 2019. Adjusted EBITDA as a percentage of sales was 5.7% and 5.1% for the years ended September 30, 2020 and 2019, respectively.

Year ended September 30, 2019 compared to Year ended September 30, 2018

A comparative discussion of EBITDA and Adjusted EBITDA for the years ended September 30, 2019 and September 30, 2018 is set out in our Annual Report on Form 10-K for the year ended September 30, 2019 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP financial measures – EBITDA and Adjusted EBITDA.”

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service and corporate taxes. As of September 30, 2020, we had $28.5 million in cash and cash equivalents and $48.7 million available for borrowing under our Credit Facility. On November 18, 2020, we entered into a $35.0 million Term Loan Facility maturing November 13, 2024, which was undrawn as of the date of this report. We expect to draw $35.0 million of Term Loan Facility borrowings prior to December 16, 2020 to fund a portion of the special cash dividend approved by our Board on November 18, 2020.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program, which will terminate on May 31, 2022. We did not repurchase any shares during the year ended September 30, 2020. Between October 1, 2020 and December 7, 2020 (the latest practicable date for making the determination), we did not repurchase any additional shares of our common stock. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Credit Facility. The timing and the number of shares repurchased will be dictated by our capital needs and stock market conditions.

We paid a cash dividend of $0.07 per share of common stock during each quarter of fiscal year 2020. On November 18, 2020, our Board approved a special cash dividend of $2.00 per share and a regular cash dividend of $0.07 per share, which will be paid on December 16, 2020 to stockholders of record as of the close of business on November 30, 2020.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Year ended September 30,
	2020	2019

Net cash provided by operating activities	$66,503	37,382
Net cash used in investing activities	(29,557)	(31,865)
Net cash used in financing activities	(14,626)	(8,701)
Net increase (decrease) in cash and cash equivalents	22,320	(3,184)
Cash and cash equivalents, beginning of year	6,214	9,398
Cash and cash equivalents, end of year	$28,534	6,214

Year ended September 30, 2020 compared to Year ended September 30, 2019

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Net cash provided by operating activities increased $29.1 million, or 77.9%, to $66.5 million in the year ended September 30, 2020, from $37.4 million in the year ended September 30, 2019. The increase in cash provided by operating activities was primarily due to an increase in cash provided by working capital and an increase in net income adjusted for non-cash items.

Investing Activities

Net cash used in investing activities consists primarily of capital expenditures. Net cash used in investing activities decreased $2.3 million, or 7.2%, to $29.6 million in the year ended September 30, 2020 compared to $31.9 million in the year ended September 30, 2019. Cash paid for capital expenditures decreased $3.3 million in the year ended September 30, 2020 compared to the year ended September 30, 2019, driven by the number and the timing of new store openings and store relocations.

During the year ended September 30, 2020, we opened six new stores, relocated one store and remodeled one store, compared to opening six new stores and relocating five stores during the year ended September 30, 2019. We plan to spend approximately $28 million to $35 million on capital expenditures during fiscal year 2021 in connection with the opening of five to six planned new stores and three to five store relocations. We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store.

Acquisition of property and equipment not yet paid decreased $3.9 million to $2.4 million in fiscal year 2020 compared to $6.3 million in fiscal year 2019 due to the timing of payments related to new store openings and relocations.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility, payments of finance lease obligations (previously capital and financing lease obligations) and dividends paid to shareholders. Net cash used in financing activities was $14.6 million for the year ended September 30, 2020 compared to $8.7 million for the year ended September 30, 2019. The increase in cash used in financing activities for the year ended September 30, 2020 was primarily due to dividends paid to shareholders of $6.3 million in the year ended September 30, 2020 and net incremental repayments of $5.7 million under our Credit Facility during the year ended September 30, 2020 compared to net incremental repayments of $7.5 million during the year ended September 30, 2019.

Year ended September 30, 2019 compared to Year ended September 30, 2018

A comparative discussion of operating, investing and financing activities for the years ended September 30, 2019 and September 30, 2018 is set out in our Annual Report on Form 10-K for the year ended September 30, 2019 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Credit Facility

The amount available for borrowing under the Revolving Facility is $50.0 million, including a $5.0 million sub-limit for standby letters of credit. As of the date of this report, the Company has undrawn term loan commitments of $35.0 million under the Term Loan Facility. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and Vitamin Cottage Two Ltd. Liability Company (VC2). The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. On November 13, 2019, the Company amended the Credit Facility to extend the maturity date to November 13, 2024 and permit the operating company to pay cash dividends to Natural Grocers in an amount sufficient to allow Natural Grocers to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $10.0 million during any fiscal year. On November 18, 2020, we entered into the Fourth Amendment to the Credit Facility (the Fourth Amendment) to effect the Term Loan Facility. We expect to draw $35.0 million of Term Loan Facility borrowings prior to December 16, 2020 to fund a portion of the special cash dividend approved by our Board on November 18, 2020. The Fourth Amendment also permits the Company to make a one-time dividend payment of up to $50.0 million no later than December 31, 2020.

Base rate borrowings under the Credit Facility bear interest at a fluctuating base rate as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the Eurodollar rate plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Eurodollar rate borrowings under the Credit Facility bear interest based on the London Interbank Offered Rate, or its successor rate (LIBOR), for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is also based upon the Company’s consolidated leverage ratio. At the Company’s election, the Revolving Facility currently bears interest at the Eurodollar rate and we expect that borrowings under the Term Loan Facility, when drawn, will bear interest at the Eurodollar rate. The Company will repay principal amounts outstanding under the Term Loan Facility in equal quarterly installments of approximately $0.4 million from March 31, 2021 through September 30, 2024, with the remaining principal amount payable on the maturity date. Amounts repaid on the Term Loan Facility may not be reborrowed.

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

We had no amounts outstanding and $5.7 million outstanding under the Credit Facility as of September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020 and September 30, 2019, we had undrawn, issued and outstanding letters of credit of $1.3 million and $1.0 million, respectively, which were reserved against the amount available for borrowing under the terms of the Revolving Facility. We had $48.7 million and $43.3 million available for borrowing under the Credit Facility as of September 30, 2020 and September 30, 2019, respectively.

As of each of September 30, 2020 and September 30, 2019, the Company was in compliance with the debt covenants under the Credit Facility.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. Actual amounts may differ from these estimates. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. We evaluate our accounting policies and resulting estimates on an ongoing basis to make adjustments we consider appropriate under the facts and circumstances.

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

Goodwill and Intangible Assets

We assess our goodwill and intangible assets primarily consisting of trademarks, favorable operating leases and covenants-not-to-compete at least annually. The Company’s annual impairment testing of goodwill is performed as of July 1. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” Topic 350, “Intangibles – Goodwill and Other” (ASU 2017-04). Early adoption is permitted and the Company early adopted for the year ended September 30, 2020. The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. There are significant judgments and estimates within the processes; it is therefore possible that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. As of September 30, 2020, the Company has recorded no impairment charges related to goodwill.

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

Leases

We lease retail stores, a bulk food repackaging facility and distribution center, land and administrative offices under long-term operating leases or finance leases. Accounting for leased properties requires compliance with technical accounting rules and significant judgment by management. Application of these accounting rules and assumptions made by management will determine whether the lease is accounted for as an operating lease, whether we are considered the owner for accounting purposes or whether the lease is accounted for as a finance lease.

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

We adopted ASC 842 on October 1, 2019, the first day of fiscal year 2020, using the modified retrospective transition approach. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, permits companies not to reassess prior conclusions on lease identification, lease classification and initial direct costs. We did not elect the hindsight practical expedient.

Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives and impairment of operating lease assets.

Most leases include one or more options to renew, with renewal terms normally expressed in periods of five-year increments. The exercise of lease renewal options is at the Company’s sole discretion. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option.

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

Significant accounting judgment and assumptions are required in determining the accounting for leases, including:

●

fair market value of the leased asset, which is generally estimated based on project costs or comparable market data. Fair market value is used as a factor in determining whether the lease is accounted for as an operating or finance lease, and is used for recording the leased asset when we are determined to be the owner for accounting purposes;

●

minimum lease term that includes contractual lease periods, and may also include the exercise of renewal options if the exercise of the option is determined to be reasonably assured or where failure to exercise such options would result in an economic penalty. The minimum lease term is used as a factor in determining whether the lease is accounted for as an operating lease or a finance lease and in determining the period over which to depreciate the finance lease asset; and

●

incremental borrowing rate which is estimated based on treasury rates for debt with maturities comparable to the minimum lease term and our credit spread and other premiums. The incremental borrowing rate is used as a factor in determining the present value of the minimum lease payments which is then used in determining whether the lease is accounted for as an operating lease or finance lease, as well as for allocating our rental payments on operating and finance leases between interest expense and a reduction of the outstanding obligation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate changes of our long-term debt. We do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to our Credit Facility. As of September 30, 2020, no amounts were outstanding under our Credit Facility. Our Credit Facility carries floating interest rates that are tied to the prime rate, and therefore, our statements of income and our cash flows are exposed to changes in interest rates. Based upon a sensitivity analysis at September 30, 2020, a hypothetical 100 basis point change in interest rates would change our annual interest expense by $0.1 million in the year ended September 30, 2020.

Item 8. Financial Statements and Supplementary Data.

Natural Grocers by Vitamin Cottage, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Natural Grocers by Vitamin Cottage, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 10, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

ASU 2014-09, Revenue from Contracts with Customers

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of October 1, 2018 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers.

ASU 2016-02, Leases

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of October 1, 2019 due to the adoption of ASU 2016-02, Leases.

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

December 10, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Natural Grocers by Vitamin Cottage, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Natural Grocers by Vitamin Cottage, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated December 10, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
December 10, 2020

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$28,534	6,214
Accounts receivable, net	8,519	5,059
Merchandise inventory	100,175	96,179
Prepaid expenses and other current assets	6,185	7,728
Total current assets	143,413	115,180
Property and equipment, net	147,929	201,635
Other assets:
Operating lease assets, net	339,239	—
Finance lease assets, net	40,096	—
Deposits and other assets	616	1,638
Goodwill and other intangible assets, net	10,468	8,644
Deferred financing costs, net	31	17
Total other assets	390,450	10,299
Total assets	$681,792	327,114
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,163	63,162
Accrued expenses	24,995	19,061
Capital and financing lease obligations, current portion	—	1,045
Operating lease obligations, current portion	32,156	—
Finance lease obligations, current portion	2,836	—
Total current liabilities	129,150	83,268
Long-term liabilities:
Capital and financing lease obligations, net of current portion	—	51,475
Operating lease obligations, net of current portion	325,641	—
Finance lease obligations, net of current portion	39,506	—
Revolving credit facility	—	5,692
Deferred income tax liabilities, net	14,429	10,420
Deferred rent	—	11,393
Leasehold incentives	—	7,960
Total long-term liabilities	379,576	86,940
Total liabilities	508,726	170,208
Commitments (Notes 11 and 18)
Stockholders’ equity:
Common stock, $0.001 par value. 50,000,000 shares authorized,22,546,765 and 22,510,279 shares issued at 2020 and 2019, respectively, and 22,546,765 and 22,463,057 outstanding at 2020 and 2019, respectively	23	23
Additional paid-in capital	56,752	56,319
Retained earnings	116,291	100,923
Common stock in treasury at cost, 0 and 47,222 shares at 2020 and 2019, respectively	—	(359)
Total stockholders’ equity	173,066	156,906
Total liabilities and stockholders’ equity	$681,792	327,114

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Year ended September 30,
	2020	2019	2018
Net sales	$1,036,842	903,582	849,042
Cost of goods sold and occupancy costs	753,701	664,829	623,469
Gross profit	283,141	238,753	225,573
Store expenses	227,069	197,792	186,741
Administrative expenses	26,780	22,837	21,506
Pre-opening and relocation expenses	1,543	1,358	2,273
Operating income	27,749	16,766	15,053
Interest expense, net	(2,048)	(4,952)	(4,560)
Income before income taxes	25,701	11,814	10,493
(Provision for) benefit from income taxes	(5,692)	(2,398)	2,168
Net income	$20,009	9,416	12,661

Net income per share of common stock:
Basic	$0.89	0.42	0.57
Diluted	$0.89	0.42	0.56
Weighted average number of shares of common stock outstanding:
Basic	22,501,779	22,424,328	22,361,898
Diluted	22,577,646	22,554,603	22,413,038

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended September 30,
	2020	2019	2018
Operating activities:
Net income	$20,009	9,416	12,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,193	28,977	29,430
Impairment of long-lived assets and store closing costs	612	380	585
Gain on disposal of property and equipment	(42)	(131)	—
Share-based compensation	1,129	1,185	810
Deferred income tax expense (benefit)	3,742	3,973	(5,972)
Non-cash interest expense	12	13	12
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(3,418)	(315)	145
Income tax receivable	2,350	(5,174)	943
Merchandise inventory	(3,996)	(1,951)	(615)
Prepaid expenses and other assets	(762)	42	(390)
Operating lease asset	30,206	—	—
(Decrease) increase in:
Operating lease liability	(30,569)	—	—
Accounts payable	10,103	1,024	1,845
Accrued expenses	5,934	1,211	3,644
Deferred compensation	—	(688)	(543)
Deferred rent and leasehold incentives	—	(580)	308
Net cash provided by operating activities	66,503	37,382	42,863
Investing activities:
Acquisition of property and equipment	(26,752)	(30,030)	(23,687)
Acquisition of other intangibles	(2,832)	(2,703)	(30)
Proceeds from sale of property and equipment	—	836	34
Proceeds from property insurance settlements	27	32	140
Net cash used in investing activities	(29,557)	(31,865)	(23,543)
Financing activities:
Borrowings under credit facility	236,100	405,900	376,000
Repayments under credit facility	(241,792)	(413,400)	(391,200)
Repurchases of common stock	—	—	(581)
Capital and financing lease obligations payments	—	(780)	(573)
Finance lease obligation payments	(2,271)	—	—
Dividends to shareholders	(6,301)	—	—
Loan fees paid	(25)	—	—
Payments on withholding tax for restricted stock unit vesting	(337)	(421)	(89)
Net cash used in financing activities	(14,626)	(8,701)	(16,443)
Net increase (decrease) in cash and cash equivalents	22,320	(3,184)	2,877
Cash and cash equivalents, beginning of year	6,214	9,398	6,521
Cash and cash equivalents, end of year	$28,534	6,214	9,398
Supplemental disclosures of cash flow information:
Cash paid for interest	$354	787	878
Cash paid for interest on finance or capital and financing lease obligations, net of capitalized interest of $102, $268 and $187, respectively	1,690	4,148	3,611
Income taxes paid	3,305	4,734	1,958
Deferred compensation paid	—	700	700
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$2,407	6,289	5,254
Acquisition of other intangibles not yet paid	255	476	—
Proceeds from sale of property and equipment not yet received	42	6	23
Property acquired through capital and capital financing lease obligations	—	12,156	8,285
Property acquired through operating lease obligations	13,204	—	—
Property acquired through finance lease obligations	11,625	—	—

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Fiscal Years Ended September 30, 2020, 2019 and 2018

(Dollars in thousands, except per share data)

	Common stock –$0.001 par		Additional			Total
	value		paid-in	Retained	Treasury	stockholders’
	Shares outstanding	Amount	capital	earnings	stock	equity
Balances September 30, 2017	22,448,056	$23	$55,678	$78,846	$(664)	$133,883
Net income	—	—	—	12,661	—	12,661
Share-based compensation	26,899	—	516	—	205	721
Tax benefit related to share-based compensation	—	—	42	—	—	42
Repurchase of common stock	(101,573)	—	—	—	(581)	(581)
Balances September 30, 2018	22,373,382	23	56,236	91,507	(1,040)	146,726
Net income	—	—	—	9,416	—	9,416
Share-based compensation	89,675	—	83	—	681	764
Balances September 30, 2019	22,463,057	23	56,319	100,923	(359)	156,906
Net income	—	—	—	20,009	—	20,009
Share-based compensation	47,222	—	433	—	359	792
Issuance of common stock	36,486	—	—	—	—	—
Topic 842 transition impact	—	—	—	1,660	—	1,660
Cash Dividends	—	—	—	(6,301)	—	(6,301)
Balances September 30, 2020	22,546,765	$23	$56,752	$116,291	$—	$173,066

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage® with 159 stores as of September 30, 2020, including 41 stores in Colorado, 25 in Texas, 14 in Oregon, 12 in Arizona, nine in Utah, eight in Kansas, six each in Iowa, and Oklahoma, five each in Missouri and New Mexico, four each in Idaho, Montana and Washington, three each in Arkansas, Nebraska, Nevada and North Dakota, two in Wyoming, and one in Minnesota and Louisiana. The Company also has a bulk food repackaging facility and distribution center in Colorado. The Company had 153 and 148 stores as of September 30, 2019 and 2018, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to valuation of inventories, useful lives of long-lived assets for depreciation and amortization, impairment of finite-lived intangible, long-lived assets, and goodwill, lease assumptions, allowances for self-insurance reserves, deferred tax assets and liabilities and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Segment Information

The Company has one reporting segment, natural and organic retail stores.

Other Comprehensive Income

The Company has no other comprehensive income.

Cash and Cash Equivalents

Cash and cash equivalents include currency on hand, demand deposits with banks, money market funds and credit and debit card transactions which typically settle within three business days. The Company considers all highly liquid investments with a remaining maturity of 90 days or less when acquired to be cash equivalents.

Accounts Receivable

Accounts receivable consists primarily of receivables from vendors for certain promotional programs, magazine advertising and other miscellaneous receivables and are presented net of any allowances for doubtful accounts. Accounts receivable also includes receivables from Landlords for tenant improvement allowances. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for doubtful accounts is calculated based on historical experience and application of the specific identification method. Allowance for doubtful accounts totaled $0.1 million as of each of September 30, 2020 and 2019.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of investments in cash and cash equivalents. The Company’s cash and cash equivalent account balances, which are held in major financial institutions, exceeded the Federal Deposit Insurance Corporation’s federally insured limits by approximately $27.4 million as of September 30, 2020.

Vendor Concentration

For the years ended September 30, 2020 and 2019, purchases from the Company’s largest vendor and its subsidiaries represented approximately 66% and 65%, respectively, of all product purchases made during such periods. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

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

Impairment of Finite-Lived Intangible and Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company aggregates long-lived assets at the store level, which the Company considers to be the lowest level in the organization for which independent identifiable cash flows are available. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that store to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. The Company considers factors such as historic and forecasted operating results, trends and future prospects, current market value, significant industry trends and other economic and regulatory factors in performing these analyses. The Company recorded impairment charges related to long-lived assets of $0.6 million, $0.4 million and $0.5 million in fiscal years 2020, 2019 and 2018, respectively.

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

The Company’s annual impairment testing of goodwill is performed as of July 1. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” Topic 350, “Intangibles – Goodwill and Other” (ASU 2017-04). Early adoption is permitted and the Company early adopted for the year ended September 30, 2020. The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. As of September 30, 2020, the Company has recorded no impairment charges related to goodwill.

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

Leases

The Company leases retail stores, a bulk food repackaging facility and distribution center and administrative offices under long-term operating or finance leases. These leases include scheduled increases in minimum rents and renewal provisions at the option of the Company. The lease term for accounting purposes commences with the date the Company takes possession of the space and ends on the later of the primary lease term or the expiration of any renewal periods that are deemed to be reasonably assured at the inception of the lease.

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

Operating Leases

Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives and impairment of operating lease assets. The rent payment pursuant to the lease agreement is recorded as a reduction in the operating lease liability and as a reduction in the right of use asset and as single lease expense over the term of the remaining lease.

Finance Leases

Finance lease liabilities represent the present value of lease payments not yet paid. Finance lease assets represent the Company’s right to use an underlying asset and are based upon the lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives and impairment of lease assets. The Company does not record single lease expense for the rental payments under finance leases, but rather payments under the finance lease obligations are recognized as a reduction of the finance lease obligation and as interest expense. The right of use asset is depreciated over the term of the related lease.

Leases –prior to adoption of ASC 842

Operating Leases

Prior to the adoption of ASC 842 in fiscal year 2020, the Company accounted for operating leases with rent holidays and escalating payment terms by recognizing the associated expense on a straight-line basis over the lease term, and the difference between the average rental amount charged to expense and amounts payable under the leases are included in deferred rent. For certain leases, the Company has received cash from landlords to compensate for costs incurred by the Company in making the store locations ready for operation (leasehold incentives). Leasehold incentives received from a landlord were deferred and recognized on a straight-line basis as a reduction to rent expense over the lease term.

Capital Financing Leases

From time to time, the Company enters into leases with developers for build-to-suit store locations. Upon lease execution, the Company analyzed its involvement during the construction period. As a result of defined forms of lessee involvement, the Company could be deemed the “owner” for accounting purposes during the construction period, and may be required to capitalize the project costs on its balance sheet. If the project costs were capitalized, the Company performed a sale-leaseback analysis upon completion of the construction to determine if the Company should remove the assets from its balance sheet. If the asset should not be removed from the balance sheet, the fair market value of the building remained recognized as an asset on the balance sheet, along with a corresponding capital lease financing obligation equal to the fair market value of the building less any amount the Company contributed towards construction. The Company did not record rent expense for the rental payments under capital financing leases, but rather payments under the capital financing lease obligations were recognized as a reduction of the capital lease financing obligation and as interest expense. The capital financing lease assets were depreciated on a straight-line basis over the estimated useful life of the asset.

Capital Leases

Occasionally, the Company entered into leases that were deemed to be capital leases. For these leases, the Company capitalized the lower of the present value of the minimum lease payments or the fair value of the leased asset at inception and recorded a corresponding capital lease obligation. The Company did not record rent expense for the rental payments under capital leases, but rather payments under the capital lease obligations were recognized as a reduction of the capital lease obligation and as interest expense. The capital lease asset was depreciated on a straight-line basis over the term of the related lease.

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

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs includes the cost of inventory sold during the period net of discounts and allowances, as well as, distribution, shipping and handling costs, store occupancy costs and costs of the bulk food repackaging facility and distribution center. The amount shown is net of various rebates from third-party vendors in the form of quantity discounts and payments. Vendor consideration associated with product discounts is recorded as a reduction in the cost of the product. Store occupancy costs include rent, common area maintenance and real estate taxes. Store occupancy costs do not include any rent amounts for the store leases classified as finance leases (previously classified as capital and financing lease obligations).

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in store expenses and pre-opening and relocation expenses in the consolidated statements of income. Total advertising and marketing expenses for the years ended September 30, 2020, 2019 and 2018 were $6.6 million, $8.2 million and $8.2 million, respectively, net of vendor reimbursements of $4.5 million, $4.6 million and $4.1 million for the years ended September 30, 2020, 2019 and 2018, respectively.

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

As a result of the technical amendments made by the CARES Act to QIP, the Company accelerated tax depreciation expenses of approximately $9.3 million and $4.0 million for the years ended September 30, 2019 and 2018, respectively, representing primarily temporary book-to-tax timing differences for income tax purposes. The Company recognized a permanent tax benefit of approximately $0.5 million resulting from the depreciation acceleration of $4.0 million related to fiscal year 2018. The impacts of the CARES Act are recorded as components within the Company’s deferred income tax liabilities and income tax receivable on the Company’s consolidated balance sheets.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). The Tax Reform Act significantly revised the ongoing federal income tax by, among other things, lowering U.S. corporate income tax rates effective January 1, 2018. The Company had a U.S. federal income tax rate of 21.0% for each of the fiscal years ended September 30, 2020 and 2019. The Tax Reform Act resulted in a blended U.S. federal income tax rate of approximately 24.3% for the fiscal year ended September 30, 2018. Remeasurement of the Company’s deferred tax balance under the Tax Reform Act resulted in a non-cash tax benefit of $4.3 million for the year ended September 30, 2018.

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

Additionally, the Company recognized a cumulative effect adjustment, which increased retained earnings by $1.7 million for the year ended September 30, 2020. This adjustment was primarily driven by the derecognition of $41.9 million of lease obligations and $40.2 million of net assets related to leases that had been classified as capital financing lease obligations under the former failed-sale leaseback guidance. These leases were reclassified as operating or finance leases as of October 1, 2019, the transition date.   See Note 11 for additional information related to the Company’s lease accounting policy.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation,” Topic 718, “Improvements to Non-employee Share-Based Payment Accounting” (ASU 2018-07) as part of its Simplification Initiative to reduce complexity when accounting for share-based payments to non-employees. ASU 2018-07 expands the scope of Topic 718 to more closely align share-based payment transactions for acquiring goods and services from non-employees with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements for the year ended September 30, 2020.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” Topic 350, “Intangibles – Goodwill and Other” (ASU 2017-04). The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. ASU 2019-10 delayed the effective date of this ASU to align with the effective date of ASU 2016-13 (referred to above). Because the Company is a smaller reporting company, the provisions of ASU 2017-04 will be effective for the Company’s first quarter of the fiscal year ending September 30, 2024. Early adoption is permitted and the Company early adopted for the year ended September 30, 2020. ASU 2017-04 did not have an impact on the Company’s consolidated financial statements for the year ended September 30, 2020.

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

The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements for the years ended September 30, 2020 and September 30, 2019.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” Topic 848, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04). The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The interest rate currently payable under the Company’s Credit Facility is based on LIBOR, but recent amendments provide for a LIBOR successor rate once LIBOR is discontinued. The Company does not anticipate that the adoption of these provisions will have a material impact on its consolidated financial statements.

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

As of each September 30, 2020 and September 30, 2019, the balance of contract liabilities related to unredeemed gift cards was $1.3 million and $1.0 million, respectively. Revenue for the fiscal year ended September 30, 2020 includes $0.8 million that was included in the contract liability balance of unredeemed gift cards at September 30, 2019.

The following table disaggregates the Company’s revenue by product category for the fiscal years ended September 30, 2020, 2019 and 2018, dollars in thousands:

	Year ended September 30,
	2020	2019	2018
Grocery	$720,185	619,825	574,311
Dietary supplements	213,182	188,913	183,485
Body care, pet care and other	103,475	94,844	91,246
	$1,036,842	903,582	849,042

4. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. The following table presents the Company’s basic and diluted earnings per share for the years ended September 30, 2020, 2019 and 2018, dollars in thousands, except per share data:

	Year ended September 30,
	2020	2019	2018
Net income	$20,009	9,416	12,661
Weighted average number of shares of common stock outstanding	22,501,779	22,424,328	22,361,898
Effect of dilutive securities	75,867	130,275	51,140
Weighted average number of shares of common stock outstanding including the effect of dilutive securities	22,577,646	22,554,603	22,413,038

Basic earnings per share	$0.89	0.42	0.57
Diluted earnings per share	$0.89	0.42	0.56

There were 94,497, 56,510 and 207,805 non-vested restricted stock units for the years ended September 30, 2020, 2019 and 2018, respectively, excluded from the calculation as they are antidilutive.

On November 13, 2019, the Board approved the initiation of a quarterly cash dividend per share of common stock. The Company paid a cash dividend of $0.07 per share of common stock in each quarter of fiscal year 2020. The Company did not declare or pay any dividends in the years ended September 30, 2019 or 2018.

As of September 30, 2020, the Company had 50,000,000 shares of common stock authorized, of which 22,546,765 shares were issued and outstanding, as well as 10,000,000 shares of preferred common stock authorized, of which none was issued and outstanding.

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

During fiscal year 2020, long-lived assets with a carrying value of $1.1 million were written down to their fair value of $0.5 million, resulting in asset impairment charges of $0.6 million. During fiscal year 2019, long-lived assets with a carrying value of $0.8 million were written down to their fair value of $0.4 million, resulting in asset impairment charges of $0.4 million. During fiscal year 2018, long-lived assets with a carrying value of $1.2 million were written down to their fair value of $0.7 million, resulting in asset impairment charges of $0.5 million. The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those assets and liabilities.

6. Property and Equipment

The Company had the following property and equipment balances as of September 30, 2020 and 2019, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2020	2019
Construction in process		n/a		$6,717	15,145
Capitalized real estate leases for build-to-suit stores, including unamortized land of $617 in the year ended September 30, 2019		40		—	42,320
Capitalized real estate leases		15		—	7,241
Land		n/a		1,390	1,230
Buildings	16	-	40	26,732	23,571
Land improvements	1	-	24	1,575	1,498
Leasehold and building improvements	1	-	25	153,438	144,318
Fixtures and equipment	5	-	7	139,965	131,491
Computer hardware and software	3	-	5	23,628	21,672
				353,445	388,486
Less accumulated depreciation and amortization				(205,516)	(186,851)
Property and equipment, net				$147,929	201,635

Total costs capitalized for qualifying construction projects of leasehold and building improvements included $0.4 million for each of the years ended September 30, 2020 and 2019, related to internal staff compensation. Depreciation expense related to capitalized internal staff compensation was $0.6 million, $0.6 million and $0.5 million for the years ended September 30, 2020, 2019, and 2018, respectively. Interest costs of $0.1 million, $0.3 million and $0.2 million were capitalized for the years ended September 30, 2020, 2019 and 2018, respectively.

Depreciation and amortization expense for the years ended September 30, 2020, 2019 and 2018 is summarized as follows, dollars in thousands:

	Year ended September 30,
	2020	2019	2018
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$793	736	768
Depreciation and amortization expense included in store expenses	29,225	27,150	27,174
Depreciation and amortization expense included in administrative expenses	1,175	1,091	1,488
Total depreciation and amortization expenses	$31,193	28,977	29,430

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

In the fourth quarter of fiscal years 2020 and 2019, the Company concluded, as a result of its review of potential long-lived asset impairment, that certain long-lived assets were impaired. The Company recorded impairments of $0.6 million, $0.4 million and $0.5 million for the years ended September 30, 2020, 2019 and 2018, respectively. Such charges are reflected within store expenses on the consolidated statement of income for the years ended September 30, 2020 and 2019.

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2020 and 2019, are summarized as follows, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2020	2019
Amortizable intangible assets:
Other intangibles	0.5	-	3	$3,634	2,677
Less accumulated amortization				(2,378)	(1,592)
Amortizable intangible assets, net				1,256	1,085
Other intangibles in process				3,625	1,972
Trademark	Indefinite			389	389
Total other intangibles, net				5,270	3,446
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$10,468	8,644

Amortization expense was $0.8 and $0.5 million for the years ended September 30, 2020 and September 30, 2019, respectively, and less than $0.1 million for the year ended September 30, 2018.

Capitalized costs for internal-use software development were $2.6 million and $2.3 million for the years ended September 30, 2020 and 2019, respectively, primarily due to capitalization of expenses related to external consultants.

9. Accrued Expenses

The composition of accrued expenses as of September 30, 2020 and 2019, is summarized as follows, dollars in thousands:

	As of September 30,
	2020	2019
Payroll and employee-related expenses	$13,569	8,447
Accrued property, sales and use tax payable	7,912	7,761
Accrued marketing expenses	407	477
Deferred revenue related to gift card sales	1,819	1,410
Other	1,288	966
Total accrued expenses	$24,995	19,061

10. Long-Term Debt

Credit Facility

On January 28, 2016, the Company entered into a credit facility (the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. As of September 30, 2020, the amount available for borrowing under the Credit Facility was $50.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date. The Credit Facility matures on November 13, 2024. Base rate loans under the Credit Facility bear interest at a fluctuating base rate, as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the Eurodollar rate plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Eurodollar rate borrowings under the Credit Facility bear interest based on the London Interbank Offered Rate, or its successor (LIBOR), for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is based upon certain financial measures.

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

The Company had no amounts outstanding and $5.7 million outstanding under the Credit Facility as of September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020 and September 30, 2019, the Company had undrawn, issued and outstanding letters of credit of $1.3 million and $1.0 million, respectively, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $48.7 million and $43.3 million available for borrowing under the Credit Facility as of September 30, 2020 and September 30, 2019, respectively.

On November 13, 2019, the Company amended the Credit Facility to extend the maturity date to November 13, 2024 and permit the operating company to pay cash dividends to Natural Grocers in an amount sufficient to allow Natural Grocers to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $10.0 million during any fiscal year.

Lease Obligations

As of September 30, 2019, 23 leases were classified as capital and financing lease obligations (see Note 7). As a result of the Company’s adoption, effective October 1, 2019, of the new lease standard set out in ASC 842: (i) the Company’s previous capital financing lease obligations were derecognized and reclassified as operating or finance leases and (ii) the Company’s previous capital lease obligations were classified as finance leases. As of September 30, 2020, the Company had 19 leases that were classified as finance leases. No rent expense is recorded for these finance leases (previously classified as capital and financing lease obligations); rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations, and legacy capital and financing lease obligations, is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of $2.2 million, $5.2 million and $4.7 million in the years ended September 30, 2020, 2019 and 2018, respectively. Interest expense for the year ended September 30, 2020 relates primarily to interest on finance lease obligations. Interest expense for the years ended September 30, 2019 and 2018 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of $0.1 million, $0.3 million and $0.2 million for the years ended September 30, 2020, 2019 and 2018, respectively.

11. Lease Commitments

The Company leases most of its stores, a bulk food repackaging facility and distribution center and its administrative offices. The Company determines if an arrangement is a lease or contains a lease at inception. Lease terms generally range from 10 to 25 years, with scheduled increases in minimum rent payments.

The FASB issued ASU 2016-02, “Leases (Topic 842)” in February 2016 and subsequently issued related ASUs in 2018 and 2019 (collectively, “ASC 842”). ASC 842 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms greater than 12 months. Under ASC 842, recognition, measurement and presentation of lease expenses depend on whether the lease is classified as a finance or operating lease. The Company adopted ASC 842 on October 1, 2019, the first day of fiscal year 2020, using the modified retrospective transition approach.

Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives and impairment of operating lease assets.

Most leases include one or more options to renew, with renewal terms normally expressed in periods of five-year increments. The exercise of lease renewal options is at the Company’s sole discretion. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option.

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

Leases are recorded at the commencement date (the date the underlying asset becomes available for use) for the present value of lease payments, less tenant improvement allowances received or receivable. Leases with a term of 12 months or less (short-term leases) are not presented on the balance sheet. The Company’s short-term leases relate primarily to embedded leases. The Company has elected to account for the lease and non-lease components as a single lease component for all current classes of leases.

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

The Company has four operating leases and one finance lease with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC, each of which is a related party (see Note 14). The leases began at various times with the earliest commencing in November 1999, continue for various terms through July 2040 and include various options to renew. The terms and rental rates of these leases are similar to leases with nonrelated parties and are at market rental rates. These leases account for $8.7 million of right-of-use assets and $9.0 million of lease liabilities included in the disclosures below. Cash rent paid pursuant to the related party leases was $1.3 million, $1.5 million and $1.6 million for the years ended September 30, 2020, 2019 and 2018, respectively.

The components of total lease cost for the year ended September 30, 2020 is as follows, dollars in thousands:

Lease cost	Classification	September 30, 2020
Operating lease cost:
	Cost of goods sold and occupancy costs	$42,634
	Store expenses	319
	Administrative expenses	311
	Pre-opening and relocation expenses	154
Finance lease cost:
Depreciation of right-of-use assets	Store expenses(1)	3,139
Interest on lease liabilities	Interest expense, net (1)	1,698
Short-term lease cost	Store expenses	2,016
Variable lease cost	Cost of goods sold and occupancy costs(2)	5,367
Sublease income	Store expenses	(368)
Total lease cost		$55,270

1 Immaterial balances related to stores not yet open are included in pre-opening and relocation expenses.

2 Immaterial balances related to the corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the year ended September 30, 2020 are as follows, dollars in thousands:

September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,281
Operating cash flows from finance leases	1,792
Financing cash flows from finance leases	2,271
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	13,204
Finance leases	11,625
Weighted-average remaining lease term (in years):
Operating leases	11.7
Finance leases	12.5
Weighted-average discount rate:
Operating leases	3.6%
Finance leases	5.1%

In addition, during the year ended September 30, 2020, the Company purchased one store building that had previously been leased. This resulted in: (i) a $2.5 million reduction in operating lease liability and (ii) the reclassification of $2.4 million of corresponding operating right-of-use asset to property and equipment.

Future lease payments under non-cancellable leases as of September 30, 2020 were as follows, dollars in thousands:

Fiscal Year	Operating leases	Finance leases	Total
2021	$44,428	4,789	49,217
2022	43,894	4,893	48,787
2023	43,095	4,937	48,032
2024	41,037	5,002	46,039
2025	39,288	5,012	44,300
Thereafter	231,374	32,453	263,827
Total future undiscounted lease payments	443,116	57,086	500,202
Less imputed interest	(85,319)	(14,744)	(100,063)
Total reported lease liability	357,797	42,342	400,139
Less current portion	(32,156)	(2,836)	(34,992)
Noncurrent lease liability	$325,641	39,506	365,147

The table above excludes $17.6 million of legally binding minimum lease payments for leases that had been executed as of September 30, 2020 but whose terms had not yet commenced.

Future minimum rental commitments and sublease rental income under the terms of the Company’s operating and finance leases were as follows as of September 30, 2020, dollars in thousands:

Fiscal Year	Third parties	Related parties	Sublease rental income	Total leases
2021	$47,884	1,333	(418)	48,799
2022	47,446	1,341	(424)	48,363
2023	46,691	1,341	(413)	47,619
2024	44,698	1,341	(257)	45,782
2025	42,954	1,346	(238)	44,062
Thereafter	260,075	3,753	(579)	263,249
Total payments	$489,748	10,455	(2,329)	497,874

Future minimum rental commitments under the terms of the Company’s related party leases include $3.5 million pursuant to a finance lease and $7.0 million pursuant to operating leases as of September 30, 2020.

Prior to the Company’s adoption of ASC 842 as of October 1, 2019, the Company’s leases were designated as either capital, financing or operating. Consistent with the guidance provided in ASC 842, previously designated capital lease obligations are now classified as finance leases, while previously designated capital lease finance obligations have been derecognized and reclassified as operating or finance leases. The designation of operating leases remains substantially unchanged under ASC 842. The future minimum lease payments by fiscal year, as determined prior to the adoption of ASC 842 under the Company’s previously designated capital, capital financing and operating leases are presented below.

Future minimum rental commitments and sublease rental income under the terms of the Company’s operating leases were as follows as of September 30, 2019, dollars in thousands:

Fiscal Year	Third parties	Related parties	Sublease rental income	Total operating leases
2020	$41,646	1,081	(422)	42,305
2021	41,484	1,058	(418)	42,124
2022	41,081	1,056	(424)	41,713
2023	40,175	1,056	(413)	40,818
2024	38,012	1,056	(257)	38,811
Thereafter	262,086	2,062	(772)	263,376
Total payments	$464,484	7,369	(2,706)	469,147

Total rent expense, including common area expenses and warehouse rent, for the years ended September 30, 2020, 2019, and 2018 totaled $54.6 million, $51.6 million and $48.8 million, respectively, which is included in cost of goods sold and occupancy costs and administrative expenses in the consolidated statements of income. In addition, $0.2 million, $0.3 million and $0.6 million is included in pre-opening and relocation expense associated with rent expense for stores prior to their opening date for the years ended September 30, 2020, 2019 and 2018, respectively.

Capital and Financing Lease Obligations

Capital and financing lease obligations as of September 30, 2019 were as follows, dollars in thousands:

September 30,
2019
Capital lease finance obligations, due in monthly installments through fiscal year 2034	$39,558
Capital lease obligations due in monthly installments through fiscal year 2041	5,972
Capital lease finance obligations for assets under construction, due in monthly installments through fiscal year 2035	2,350
Capital lease obligations for assets under construction, due in monthly installments through fiscal year 2040	4,640
Total capital and financing lease obligations	52,520
Less current portion	(1,045)
Total capital and financing lease obligations, net of current portion	$51,475

Capital lease finance obligations

From time to time, the Company enters into leases with developers for build-to-suit store locations. Upon lease execution, the Company analyzes its involvement during the construction period. As a result of defined forms of lessee involvement, the Company could be deemed the “owner” for accounting purposes during the construction period, and would be required to capitalize construction costs on its balance sheet. If the project costs were capitalized, the Company performs a sale-leaseback analysis upon completion of the project to determine if the Company should remove the asset from its balance sheet. If the asset should not be removed from the balance sheet, the fair market value of the building remains on the balance sheet along with a corresponding capital lease finance obligation equal to the fair market value of the building less any amounts the Company contributed toward construction. The Company had capital lease finance obligations totaling $39.6 million as of September 30, 2019. The leases that created the obligations expire or become subject to renewal clauses at various dates through fiscal year 2034. The Company does not record rent expense for capital lease finance obligations; rather, rent payments per the leases are recognized as a reduction of the related capital lease finance obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and capital lease finance obligation will be derecognized.

Capital lease obligations

The Company had capital lease obligations totaling $6.0 million as of September 30, 2019. Certain of the Company’s leases for store locations are considered capital leases, and as such, the Company has capitalized the present value of the minimum lease payments under the leases for the stores and recorded related capital lease obligations. The leases that created the obligation expire or become subject to renewal clauses at various dates through fiscal year 2041. The Company does not record rent expense for capital lease obligations; rather, rent payments per the leases are recognized as a reduction of the related capital lease obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income.

Capital lease finance obligations for assets under construction

The Company had $2.4 million in construction in process related to capital lease finance obligations as of September 30, 2019. No rent expense is recorded for these leases; rather, rental payments under the leases will be recognized as a reduction of the capital lease finance obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income. At the end of the lease term, the offsetting balances of the capitalized assets, net of accumulated depreciation, and the capital lease finance obligation will be derecognized.

Capital lease obligations for assets under construction

The Company had $4.6 million in construction in process related to capital lease obligations as of September 30, 2019. No rent expense is recorded for these leases; rather, rental payments under the leases will be recognized as a reduction of the capital lease obligation and as interest expense. Depreciation expense for the related capitalized lease assets is included in store expenses in the consolidated statements of income.

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

Future payments under the terms of the lease for the store locations at which construction was in progress as of September 30, 2019, based on the store’s planned opening date in the second quarter of fiscal year 2020, were as follows, dollars in thousands:

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

Future payments under the terms of the lease for the store locations at which construction was in progress as of September 30, 2019, based on the store’s opening date in the first quarter of fiscal year 2020, were as follows, dollars in thousands:

	Interest expense on capital lease obligations for assets under construction	Principal payments on capital lease obligations for assets under construction	Total future payments on capital lease obligations for assets under construction
2020	$237	123	360
2021	236	132	368
2022	228	139	367
2023	221	147	368
2024	213	155	368
Thereafter	1,827	3,944	5,771
Total future payments	$2,962	4,640	7,602

12. Share-Based Compensation

The Company adopted the 2012 Omnibus Incentive Plan (as amended, the Plan) on July 17, 2012. Restricted stock unit awards granted pursuant to the Plan, if they vest, will be settled in new shares of the Company’s common stock or shares of common stock held in treasury. At the adoption of the Plan, there were 1,090,151 shares of common stock available for issuance or delivery under the Plan. In March 2019, the Company’s stockholders approved a proposal to amend the Plan to: (i) increase the number of shares of common stock reserved for issuance thereunder by 600,000 shares and (ii) extend its term by five years. As of September 30, 2020, 633,406 shares of common stock remain available for grants under the Plan. The Plan provides for awards of options, stock appreciation rights, stock grants, restricted stock units, other share-based awards and cash-based incentive awards to officers, members of the Board and certain employees who are not named executive officers and consultants. As of September 30, 2020, restricted stock units had been granted under the Plan, at no out-of-pocket cost to officers, Board members and key employees. These restricted stock units vest subject to requisite service requirements, immediately in part or annually in installments over a one-to-five-year period. The award recipients are not entitled to cash dividends or to vote with regard to non-vested restricted stock units, and the units are subject to forfeiture during the vesting period. Restricted stock units are granted at the market price of the Company’s stock on the date of grant and are expensed on a straight-line basis over the vesting period.

The shares of non-vested restricted stock units as of September 30, 2020 were as follows:

	Shares	Weighted average grant date fair value
Non-vested as of September 30, 2018	418,982	$10.19
Granted	28,534	14.48
Forfeited	(10,720)	9.06
Vested	(120,440)	11.31
Non-vested as of September 30, 2019	316,356	10.18
Granted	124,239	8.93
Forfeited	(40,052)	10.53
Vested	(115,286)	11.22
Non-vested as of September 30, 2020	285,257	9.17

During the year ended September 30, 2020, the Company awarded stock grants totaling 18,080 shares of the Company’s common stock to 64 employees who were not named executive officers. Such shares were fully vested on the grant date.

Share-based compensation expense for restricted stock unit awards to certain employees who are not named executive officers was $0.8 million, $0.8 million and $0.5 million for the years ended September 30, 2020, 2019 and 2018, respectively. Share-based compensation expense for restricted stock unit awards to one named executive officer was $0.2 million, $0.2 million and $0.1 million for the years ended September 30, 2020, 2019 and 2018, respectively.

Each independent member of the Board receives an annual grant of restricted stock units equal to $60,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant). Such grants are made each year on the date of the Company’s annual meeting of stockholders, or on a pro rata basis in the case of a mid-year appointment. Share-based compensation expense for the Company’s awards to its Board members was $0.2 million for each of the years ended September 30, 2020, 2019 and 2018.

The Company recorded total share-based compensation expense before income taxes of $1.1 million, $1.2 million and $0.8 million in the years ended September 30, 2020, 2019 and 2018, respectively. The share-based compensation expense is included in cost of goods sold and occupancy costs, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the applicable officer, Board member or key employee’s compensation expense is presented. The Company did not realize a tax benefit from share-based compensation expense in the years ended September 30, 2020, 2019 and 2018.

As of September 30, 2020, there was $1.8 million of unrecognized share-based compensation expense related to non-vested restricted stock units, net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately three years.

13. Stockholders’ Equity

Share Repurchases

In May 2016, the Board of Directors (the Board) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. The Board subsequently extended the share repurchase program, which will terminate on May 31, 2022. Repurchases under the Company’s share repurchase program may be made from time to time at management’s discretion on the open market or through privately negotiated transactions compliant with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

The Company did not repurchase any shares during the years ended September 30, 2020 and 2019. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million.

During fiscal years 2020 and 2019, the Company reissued 47,222 and 89,675 treasury shares at a cost of $0.4 million and $0.7 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. At September 30, 2020 the Company held no shares in treasury. At September 30, 2019, the Company held in treasury 47,222 shares totaling $0.4 million.

14. Related Party Transactions

The Company has ongoing relationships with related parties as noted:

Chalet Properties, LLC: The Company has four operating leases and one finance lease (see Note 11) with Chalet. Chalet is owned by the Company’s four non-independent Board members, Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other family members. Rent paid to Chalet was $1.0 million for the year ended September 30, 2020 and $1.2 million for each of the years ended September 30, 2019 and 2018.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 11) with Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.3 million for each of the years ended September 30, 2020, 2019 and 2018.

FTVC LLC: The Company has one operating lease (see Note 11) for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the years ended September 30, 2020, 2019 and 2018.

15. Income Taxes

The following are the components of the provision for income taxes as of September 30, 2020, 2019 and 2018, respectively, dollars in thousands:

	Year ended September 30,
	2020	2019	2018
Current federal income tax expense (benefit)	$1,317	(1,981)	3,083
Current state income tax expense	633	406	721
Total current income tax expense (benefit)	1,950	(1,575)	3,804

Deferred federal income tax expense (benefit)	3,157	3,760	(5,760)
Deferred state income tax expense (benefit)	585	213	(212)
Total deferred income tax expense (benefit)	3,742	3,973	(5,972)

Total provision for income taxes (benefit from)	$5,692	2,398	(2,168)

The differences between the United States federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Year ended September 30,
	2020	2019	2018
Statutory tax rate	21.0%	21.0	24.3
State income taxes, net of federal income tax expense	4.0	3.7	3.3
Remeasurement	—	—	(41.3)
Enhanced food deduction	(0.6)	(1.3)	(1.8)
Deferred tax liability adjustment	(0.3)	(0.5)	(6.3)
Other, net	(2.0)	(2.6)	1.1
Effective tax rate	22.1%	20.3	(20.7)

The Company’s effective tax rate increased from 20.3% in the year ended September 30, 2019 to 22.1% in the year ended September 30, 2020 primarily due to a cost segregation study performed resulting in a tax benefit of approximately $0.5 million for the year ended September 30, 2019. The Company had a similar tax benefit as a result of the accelerated depreciation allowed under the CARES Act related to Qualified Improvement Property for the year ended September 30, 2020. However, due to higher pre-tax income in the year ended September 30, 2020, this resulted in a lower impact on the effective rate.

Deferred taxes have been classified on the consolidated balance sheets as follows, dollars in thousands:

	As of September 30,
	2020	2019
Long-term assets	$—	—
Long-term liabilities	(14,429)	(10,420)
Net deferred tax liabilities	$(14,429)	(10,420)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows, dollars in thousands:

	As of September 30,
	2020	2019
Deferred tax assets
Capital and financing lease obligations	$—	12,951
Goodwill	475	724
Trademarks	623	662
Finance lease obligations	10,453	—
Operating lease obligations	87,947	—
Leasehold incentives	—	1,963
Deferred rent	—	2,809
Accrued paid time off (1)	771	612
Other (1)	821	574
Gross deferred tax assets	101,090	20,295

Deferred tax liabilities
Property and equipment	(19,929)	(28,380)
Finance lease assets	(9,855)	—
Operating lease assets	(83,508)	—
Leasehold improvements	(1,900)	(2,088)
Subleases	(99)	(203)
Other	(228)	(44)
Gross deferred tax liabilities	(115,519)	(30,715)
Net deferred tax liabilities	$(14,429)	(10,420)

(1)Certain prior year amounts have been combined for consistency with current year presentation.

The Company believes that it is more likely than not that it will fully realize all deferred tax assets in the form of future deductions based on the nature of the deductible temporary differences and expected future taxable income.

The Company utilized approximately $0.2 million in tax effected federal income tax carryforwards and approximately $0.4 million in federal tax credit carryforwards in the year ended September 30, 2020. The Company did not utilize any federal income tax carryforwards or federal tax credit carryforwards in the year ended September 30, 2019. The Company utilized less than $0.1 million in tax effected state income tax carryforwards in the years ended September 30, 2020 and 2019.

The Company did not have any uncertain tax positions as of September 30, 2020 and 2019.

The Company files income tax returns with federal, state and local tax authorities. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years 2015 and prior and is no longer subject to state and local income tax examinations for fiscal years 2013 and prior due to amending its federal and state returns for the year ended September 30, 2018.

16. Defined Contribution Plan

The Company has a defined contribution retirement plan (the Retirement Plan) covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Employees may defer up to the annual maximum limit prescribed by the Code. The Company, on a discretionary basis, may match up to 25% of participant contributions up to a maximum annual employer match of $2,500. During the year ended September 30, 2020, the Company accrued $0.9 million for matching contributions to be paid out after the plan year ending December 31, 2020. In January 2020, the Company funded matching contributions of $0.9 million to participants’ accounts for the plan year ended December 31, 2019.

17. Segment Reporting

The Company has one reporting segment, natural and organic retail stores. The Company’s revenue is derived from the sale of natural and organic products at its stores. All existing operations are domestic.

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

Summarized unaudited quarterly financial data for each fiscal year is as follows, dollars in thousands, except per share data:

Fiscal Year Ended September 30, 2020	Three months ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Net sales	$230,030	277,524	265,110	264,178
Cost of goods sold and occupancy costs	169,506	199,701	192,729	191,765
Gross profit	60,524	77,823	72,381	72,413
Store expenses	51,427	56,878	58,577	60,187
Administrative expenses	5,819	7,038	6,818	7,105
Pre-opening and relocation expenses	430	650	300	163
Operating income	2,848	13,257	6,686	4,958
Interest expense, net	(536)	(516)	(505)	(491)
Income before income taxes	2,312	12,741	6,181	4,467
Provision for income taxes	(444)	(3,023)	(1,490)	(735)
Net income	$1,868	9,718	4,691	3,732

Basic earnings per share	$0.08	0.43	0.21	0.17
Diluted earnings per share	$0.08	0.43	0.21	0.16

Fiscal Year Ended September 30, 2019	Three months ended
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Net sales	$221,515	230,447	224,411	227,209
Cost of goods sold and occupancy costs	162,369	168,233	165,986	168,241
Gross profit	59,146	62,214	58,425	58,968
Store expenses	49,123	50,175	48,424	50,070
Administrative expenses	5,315	5,761	5,953	5,808
Pre-opening and relocation expenses	672	157	213	316
Operating income	4,036	6,121	3,835	2,774
Interest expense, net	(1,255)	(1,280)	(1,256)	(1,161)
Income before income taxes	2,781	4,841	2,579	1,613
Provision for income taxes	(584)	(981)	(581)	(252)
Net income	$2,197	3,860	1,998	1,361

Basic earnings per share	$0.10	0.17	0.09	0.06
Diluted earnings per share	$0.10	0.17	0.09	0.06

20. Subsequent Events

On November 18, 2020, the Board approved a special cash dividend of $2.00 per share and a regular cash dividend of $0.07 per share, which will be paid on December 16, 2020 to stockholders of record as of the close of business on November 30, 2020.

On November 18, 2020, the Company entered into the Fourth Amendment to the Credit Facility (the Fourth Amendment) to effect a term loan facility maturing on November 13, 2024, which was undrawn as of the date of this report. The Company expects to draw $35.0 million of Term Loan Facility borrowings prior to December 16, 2020 to fund a portion of the special cash dividend approved by the Board on November 18, 2020. The Fourth Amendment also permits the Company to make a one-time dividend payment of up to $50.0 million no later than December 31, 2020.

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

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of September 30, 2020 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment of the design and related testing of the internal control over financial reporting, management concluded that, as of September 30, 2020, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting. KPMG LLP’s attestation report is included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

Management implemented additional internal controls over financial reporting to ensure compliance with “Topic 842”, “Leases” (ASU 2016-02). There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information provided under the headings “Executive Officers and Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement on Schedule 14A for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2020 (the 2021 Proxy Statement). We have adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, including our principal executive, financial and accounting officers, employees, consultants and contractors. Our Code of Ethics is publicly available on our website at www.naturalgrocers.com and we will post any amendments to, or waivers from, a provision of this Code of Ethics by posting such information on our website, at the address specified above.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information in the 2021 Proxy Statement under the headings “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2021 Proxy Statement under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2021 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information in the 2021 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements: See Part II, Item 8 of this Form 10-K.
2.

Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form S-1	333-182186	3.1	July 5, 2012
3.2	Amended and Restated Bylaws	Form S-1	333-182186	3.2	July 5, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	Form S-1	333-182186	4.2	July 20, 2012
4.3	Form of Notice of Grant of Stock Unit Award	Form S-8	333-182886	4.2	July 27, 2012
4.4	Form of Registration Rights Agreement	Form S-1	333-182186	4.3	July 5, 2012
4.5	Form of Notice of Stock Grant Award	Form 10-K	001-35608	4.5	December 5, 2019
4.6	Description of Capital Stock	Form 10-K	001-35608	4.6	December 5, 2019
10.1	Second Amended and Restated Employment Agreement by and between Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc. and Sandra M. Buffa, dated June 26, 2012*	Form 10-Q	001-35608	10.1	January 29, 2015
10.2	Form of Omnibus Incentive Plan*	Form S-1	333-182186	10.16	July 5, 2012
10.3	Summary of Compensation Arrangements for Non-Employee Directors*	Form S-1	333-182186	10.17	June 29, 2012
10.4	Form of Indemnification Agreement*	Form S-1	333-182186	10.18	June 29, 2012
10.5	Shopping Center Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated January 1, 2010	Form S-1	333-182186	10.19	June 29, 2012
10.6	Ground lease by and between 3801 East Second Avenue, LLC and Vitamin Cottage Natural Food Markets, Inc., dated March 1, 2001	Form S-1	333-182186	10.20	June 29, 2012
10.7	Commercial Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.21	June 29, 2012
10.8	Sublease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.22	June 29, 2012
10.9	Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated September 1, 2011	Form S-1	333-182186	10.23	June 29, 2012
10.10	Lease by and between Chalet Properties, LLC and Boulder Vitamin Cottage Group, LLC, dated July 1, 2011	Form S-1	333-182186	10.24	June 29, 2012
10.11	Lease by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.25	June 29, 2012
10.12	Lease by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.26	June 29, 2012
10.13	Building Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated December 8, 2010	Form S-1	333-182186	10.27	June 29, 2012
10.14	Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated May 20, 2008#	Form S-1	333-182186	10.28	June 29, 2012

10.15	Addendum A to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated February 27, 2009#	Form S-1	333-182186	10.29	June 29, 2012
10.16	Agreement Addendum to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated March 10, 2012#	Form S-1	333-182186	10.30	June 29, 2012
10.17	Third Amendment to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated June 3, 2012#	Form S-1	333-182186	10.31	June 29, 2012
10.18	Form of Stockholders Agreement, by, between and among Natural Grocers by Vitamin Cottage, Inc. and the stockholders to be named therein	Form S-1	333-182186	10.32	July 12, 2012
10.19	Credit Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.39	January 28, 2016
10.20	Security and Pledge Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc., Vitamin Cottage Two Ltd. Liability Company, the other Obligors thereunder and Bank of America, N.A.	Form 10-Q	001-35608	10.40	January 28, 2016
10.21	Customer Distribution Agreement by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc. dated as of June 21, 2016#	Form 10-Q	001-35608	10.41	July 28, 2016
10.22	First Amendment to Credit Agreement dated as of May 10, 2016, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.42	July 28, 2016
10.23	Incentive Compensation Program*	Form 10-Q	001-35608	10.43	February 2, 2017
10.24	Second Amendment to Credit Agreement dated as of September 6, 2018, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 10-K	001-35608	10.44	December 7, 2018
10.25	Autoborrow Agreement dated as of September 6, 2018, by and between Vitamin Cottage Natural Food Markets, Inc. and Bank of America, N.A.	Form 10-K	001-35608	10.45	December 7, 2018
10.26	Employment offer letter to Todd Dissinger dated December 5, 2017	Form 10-Q	001-35608	10.46	February 1, 2018
10.27	Notice of Grant of Stock Unit Award to Todd Dissinger dated January 2, 2018	Form 10-Q	001-35608	10.47	February 1, 2018
10.28	Amendment dated as of May 25, 2018 to Customer Distribution Agreement dated as of June 21, 2016 by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc.#	Form 10-Q	001-35608	10.48	August 2, 2018
10.29	Natural Grocers by Vitamin Cottage, Inc. 2012 Omnibus Incentive Plan, as amended*	Form 8-K	001-35608	10.49	March 8, 2019
10.30	First Amendment to Lease dated as of July 31, 2019 by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.50	August 1, 2019
10.31	Third Amendment to Credit Agreement dated as of November 13, 2019, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 10-K	001-35608	10.51	December 5, 2019

10.32	Amended and Restated Lease, dated August 3, 2020, between Chalet Properties of Pueblo, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.1	August 6, 2020
14	Code of Ethics	Form 10-K	001-35608	14	December 13, 2012
21.1	List of subsidiaries	Form 10-K	001-35608	21.1	December 13, 2012
23.1	Consent of KPMG LLP	—	—	—	—
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.3	Certification of Todd Dissinger, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	—	—	—	—

101	The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 10, 2020.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely,
Its Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEMPER ISELY	(Principal Executive Officer, Co-President,
Kemper Isely	Director)	December 10, 2020

/s/ ZEPHYR ISELY	(Principal Executive Officer, Co-President,
Zephyr Isely	Director)	December 10, 2020

/s/ TODD DISSINGER	(Principal Financial and Accounting Officer,
Todd Dissinger	Chief Financial Officer)	December 10, 2020

/s/ ELIZABETH ISELY	Director
Elizabeth Isely		December 10, 2020

/s/ HEATHER ISELY	Director
Heather Isely		December 10, 2020

/s/ EDWARD CERKOVNIK	Director
Edward Cerkovnik		December 10, 2020

/s/ RICHARD HALLÉ	Director
Richard Hallé		December 10, 2020

/s/ DAVID ROONEY	Director	December 10, 2020
David Rooney