Form 10-Q
period 2020-12-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2021-02-04
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 1, 2021 was 22,576,377.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2020

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example, “fiscal year 2021” refers to the year from October 1, 2020 to September 30, 2021).

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, national, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe these factors include those referenced in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

In addition, our actual results could differ materially from the forward-looking statements in this Form 10-Q due to risks and challenges related to the COVID-19 pandemic and the resulting government mandates, including: the length of time the COVID-19 pandemic continues; the inability of customers to shop due to illness or quarantine, isolation or stay-at-home orders; shifts in demand to more online shopping or to lower-priced or other perceived value offerings; the temporary inability of our employees to work due to illness; temporary store closures due to infections at our stores or government mandates; stay-at-home measures, safety directives and operating requirements imposed by local, state or federal governmental authorities; the extent and duration of the economic recession resulting from the COVID-19 pandemic and government mandates, including its impact on consumer spending, the unemployment rate, interest rates and inflationary and deflationary trends; disruptions in the production of the products we sell; disruptions in the delivery of products to our stores; increased operating costs; and the extent and effectiveness of any COVID-19-related stimulus packages implemented by the federal and state governments. We believe these factors include those described in “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31, 2020	September 30, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,661	28,534
Accounts receivable, net	6,703	8,519
Merchandise inventory	99,598	100,175
Prepaid expenses and other current assets	3,754	6,185
Total current assets	134,716	143,413
Property and equipment, net	145,105	147,929
Operating lease assets, net	333,735	339,239
Finance lease assets, net	39,275	40,096
Deposits and other assets(1)	622	647
Goodwill and other intangible assets, net	10,638	10,468
Total other assets	384,270	390,450
Total assets	$664,091	681,792

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,750	69,163
Accrued expenses	23,306	24,995
Term loan facility, current portion	1,750	—
Operating lease obligations, current portion	32,196	32,156
Finance lease obligations, current portion	2,929	2,836
Total current liabilities	125,931	129,150
Long-term liabilities:
Term loan facility, net of current portion	33,250	—
Operating lease obligations, net of current portion	320,004	325,641
Finance lease obligations, net of current portion	38,748	39,506
Deferred income tax liabilities, net	16,000	14,429
Total long-term liabilities	408,002	379,576
Total liabilities	533,933	508,726
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, and 22,563,649 and 22,546,765 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	23	23
Additional paid-in capital	56,918	56,752
Retained earnings	73,217	116,291
Total stockholders’ equity	130,158	173,066
Total liabilities and stockholders’ equity	$664,091	681,792

(1) Certain prior year results have been combined for consistency with current year presentation.

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,
	2020	2019

Net sales	$265,045	230,030
Cost of goods sold and occupancy costs	192,020	169,506
Gross profit	73,025	60,524
Store expenses	60,330	51,427
Administrative expenses	7,304	5,819
Pre-opening and relocation expenses	189	430
Operating income	5,202	2,848
Interest expense, net	(510)	(536)
Income before income taxes	4,692	2,312
Provision for income taxes	(1,060)	(444)
Net income	$3,632	1,868

Net income per common share:
Basic	$0.16	0.08
Diluted	$0.16	0.08
Weighted average number of shares of common stock outstanding:
Basic	22,558,946	22,471,350
Diluted	22,690,817	22,542,967

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended December 31,
	2020	2019

Operating activities:
Net income	$3,632	1,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,637	7,707
Loss on disposal of property and equipment	—	1
Lease exit costs	105	—
Share-based compensation	248	279
Deferred income tax expense	1,571	424
Non-cash interest expense	3	3
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	1,816	378
Merchandise inventory	577	(1,966)
Prepaid expenses and other assets	(550)	(371)
Income tax receivable	3,004	29
Operating lease asset	7,664	7,451
(Decrease) increase in:
Operating lease liability	(7,955)	(7,625)
Accounts payable	(3,720)	(669)
Accrued expenses	(1,689)	2,971
Net cash provided by operating activities	12,343	10,480
Investing activities:
Acquisition of property and equipment	(3,273)	(10,982)
Acquisition of other intangibles	(427)	(1,008)
Proceeds from property insurance settlements	—	17
Net cash used in investing activities	(3,700)	(11,973)
Financing activities:
Borrowings under revolving facility	—	113,000
Repayments under revolving facility	—	(110,400)
Borrowings under term loan facility	35,000	—
Finance lease obligation payments	(675)	(519)
Dividend to shareholders	(46,706)	(1,573)
Loan fees paid	(53)	(25)
Payments on withholding tax for restricted stock unit vesting	(82)	(47)
Net cash (used in) provided by financing activities	(12,516)	436
Net decrease in cash and cash equivalents	(3,873)	(1,057)
Cash and cash equivalents, beginning of period	28,534	6,214
Cash and cash equivalents, end of period	$24,661	5,157
Supplemental disclosures of cash flow information:
Cash paid for interest	$8	163
Cash paid for interest on finance lease obligations, net of capitalized interest of $37 and $45, respectively	463	373
Income taxes paid	—	10
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$2,778	6,015
Acquisition of other intangibles not yet paid	196	482
Property acquired through operating lease obligations	2,769	6,378
Property acquired through finance lease obligations	106	1,322

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2020 and December 31, 2019

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –$0.001 par
	value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2020	22,546,765	$23	$56,752	$116,291	$—	$173,066
Net income	—	—	—	3,632	—	3,632
Cash dividends	—	—	—	(46,706)	—	(46,706)
Share-based compensation	16,884	—	166	—	—	166
Balances December 31, 2020	22,563,649	$23	$56,918	$73,217	$—	$130,158

	Common stock –$0.001 par
	value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2019	22,463,057	$23	$56,319	$100,923	$(359)	$156,906
Net income	—	—	—	1,868	—	1,868
Cash dividends	—	—	—	(1,573)	—	(1,573)
Share-based compensation	12,661	—	135	—	96	231
Topic 842 transition impact	—	—	—	1,660	—	1,660
Balances December 31, 2019	22,475,718	$23	$56,454	$102,878	$(263)	$159,092

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

December 31, 2020 and 2019

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, body care products and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of December 31, 2020, the Company operated 160 stores in 20 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 159 stores in 20 states as of September 30, 2020.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation,” Topic 718, “Improvements to Non-employee Share-Based Payment Accounting” (ASU 2018-07) as part of its Simplification Initiative to reduce complexity when accounting for share-based payments to non-employees. ASU 2018-07 expands the scope of Topic 718 to more closely align share-based payment transactions for acquiring goods and services from non-employees with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 were effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements for the three months ended December 31, 2020.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” Topic 350, “Intangibles – Goodwill and Other” (ASU 2017-04). The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. ASU 2019-10 delayed the effective date of this ASU to align with the effective date of ASU 2016-13 (referred to below). Because the Company is a smaller reporting company, the provisions of ASU 2017-04 will be effective for the Company’s first quarter of the fiscal year ending September 30, 2024. Early adoption is permitted, and the Company early adopted for the year ended September 30, 2020. ASU 2017-04 did not have an impact on the Company’s consolidated financial statements for the three months ended December 31, 2020.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes,” Topic 740, “Simplifying the Accounting for Income Taxes” (ASU 2019-12). The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The provisions of ASU 2019-12 will be effective for the Company’s first quarter of the fiscal year ending September 30, 2022 with early adoption permitted. The Company does not anticipate that the adoption of these provisions will have a material impact on its consolidated financial statements.

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

The balance of contract liabilities related to unredeemed gift cards was $1.9 million and $1.3 million as of December 31, 2020 and September 30, 2020, respectively. Revenue for the three months ended December 31, 2020 and 2019 includes $0.3 million and $0.8 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2020 and 2019, respectively.

The following table disaggregates the Company’s revenue by product category for the three months ended December 31, 2020 and 2019, dollars in thousands and as a percentage of sales:

	Three months ended December 31,
	2020		2019
Grocery	$185,615	70%	157,934	69
Dietary supplements	53,224	20	47,901	21
Other	26,206	10	24,195	10
	$265,045	100%	230,030	100

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

Presented below are basic and diluted EPS for the three months ended December 31, 2020 and 2019, dollars in thousands, except per share data:

	Three months ended December 31,
	2020	2019
Net income	$3,632	1,868

Weighted average number of shares of common stock outstanding	22,558,946	22,471,350
Effect of dilutive securities	131,871	71,617
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,690,817	22,542,967

Basic earnings per share	$0.16	0.08
Diluted earnings per share	$0.16	0.08

There were 14,973 and 160,246 non-vested RSUs for the three months ended December 31, 2020 and 2019, respectively, excluded from the calculation of diluted EPS as they are antidilutive.

On November 13, 2019, the Board of Directors (the Board) approved the initiation of a quarterly cash dividend per share of common stock. The Company paid a cash dividend of $0.07 per share of common stock in the three months ended December 31, 2020 and 2019. On November 18, 2020, the Board approved a special cash dividend of $2.00 per share, which was paid on December 16, 2020 to stockholders of record as of the close of business on November 30, 2020.

5. Debt

Credit Facility

The Company is party to a credit facility consisting of a $50.0 million revolving loan facility (the Revolving Facility) and a fully drawn $35.0 million term loan facility (the Term Loan Facility), and together with the Revolving Facility, (the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. As of December 31, 2020, the financing commitment under the Revolving Facility was $50.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date. The Company borrowed $35.0 million under the Term Loan Facility in December 2020 to partially fund its previously announced special cash dividend of $2.00 per common share. The Credit Facility matures on November 13, 2024. Base rate loans under the Credit Facility bear interest at a fluctuating base rate, as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the Eurodollar rate plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Eurodollar rate borrowings under the Credit Facility bear interest based on the London Interbank Offered Rate, or its successor (LIBOR), for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is also based upon the Company’s consolidated leverage ratio. The Company will repay principal amounts outstanding under the Term Loan Facility in equal quarterly installments of approximately $0.4 million on the last day of each fiscal quarter, beginning on March 31, 2021 and ending on September 30, 2024, with the remaining principal amount payable on the maturity date. Amounts repaid on the Term Loan Facility may not be reborrowed.

The Credit Facility requires compliance with certain customary operational and financial covenants, including a consolidated leverage ratio. The Credit Facility also contains certain other customary limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions, among other limitations. Additionally, the Credit Facility prohibits the payment of cash dividends to the holding company from the operating company without the required lenders’ consent, provided that so long as no default or event of default exists or would arise as a result thereof, the operating company may pay cash dividends to the holding company in an amount sufficient to allow the holding company to: (i) pay various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business and (ii) repurchase shares of common stock and pay dividends on the Company’s common stock in an aggregate amount not to exceed $10.0 million during any fiscal year.

On November 13, 2019, the Company amended the Credit Facility to extend the maturity date to November 13, 2024 and permit the operating company to pay cash dividends to Natural Grocers in an amount sufficient to allow Natural Grocers to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $10.0 million during any fiscal year. On November 18, 2020, the Company amended the Credit Facility to provide for the Term Loan Facility and permit the payment of a one-time dividend of up to $50.0 million no later than December 31, 2020.

The Company had no amounts outstanding under the Revolving Facility as of December 31, 2020 and September 30, 2020. As of each of December 31, 2020 and September 30, 2020, the Company had undrawn, issued and outstanding letters of credit of $1.3 million, which were reserved against the amount available for borrowing under the Revolving Facility. The Company had $48.7 million available for borrowing under the Revolving Facility as of December 31, 2020 and September 30, 2020. The Company had $35.0 million outstanding under its fully drawn Term Loan Facility as of December 31, 2020.

As of December 31, 2020 and September 30, 2020, the Company was in compliance with the financial covenants under the Credit Facility.

Lease Obligations

As of December 31, 2020 and September 30, 2020, the Company had 19 leases that were classified as finance leases. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of $0.6 million for each of the three months ended December 31, 2020 and 2019. Interest expense for the three months ended December 31, 2020 and 2019 relates primarily to interest on finance lease obligations. The Company capitalized interest of less than $0.1 million for each of the three months ended December 31, 2020 and 2019, respectively.

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

Prior to October 1, 2020, the Company reissued 199,543 treasury shares at a cost of $1.7 million to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants. During the three months ended December 31, 2020 and 2019, the Company reissued no treasury shares and 12,661 treasury shares at a cost of $0.1 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants. At December 31, 2020 and September 30, 2020, the Company held no treasury shares.

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

The Company has four operating leases and one finance lease with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC, each of which is a related party (see Note 12). The leases began at various times with the earliest commencing in November 1999, continue for various terms through July 2040 and include various options to renew. These leases account for $8.4 million of right-of-use assets and $8.7 million of lease liabilities included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for each of the three months ended December 31, 2020 and 2019.

The components of total lease cost for the three months ended December 31, 2020 and 2019 were as follows, dollars in thousands:

Lease cost	Classification	Three months ended December 31, 2020	Three months ended December 31, 2019
Operating lease cost:
	Cost of goods sold and occupancy costs	$10,636	10,666
	Store expenses	80	80
	Administrative expenses	76	82
	Pre-opening and relocation expense	26	—
Finance lease cost:
Depreciation of right-of-use assets	Store expenses	905	761
Interest on lease liabilities	Interest expense, net	487	418
Short-term lease cost	Store expenses	537	85
Variable lease cost	Cost of goods sold and occupancy costs(1)	1,816	1,238
Sublease income	Store expenses	(93)	(93)
Total lease cost		$14,470	13,237

(1) Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three months ended December 31, 2020 and 2019 were as follows, dollars in thousands:

	Three months ended December 31, 2020	Three months ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,137	11,001
Operating cash flows from finance leases	500	418
Financing cash flows from finance leases	675	518
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	2,769	5,438
Finance leases	106	1,322

Weighted-average remaining lease term (in years):
Operating leases	11.5	12.2
Finance leases	12.2	11.8
Weighted-average discount rate:
Operating leases	3.6%	3.6%
Finance leases	5.1%	5.5%

In the three months ended December 31, 2020, the Company paid $0.3 million in lease termination costs to terminate the lease associated with one store that closed in the first quarter of fiscal year 2019. In association with the lease termination, the Company wrote off $0.6 million in operating right-of-use assets and $0.8 million in operating lease liabilities and recorded a $0.2 million gain in store expenses.

In addition, during the three months ended December 31, 2019, the Company purchased one store building that had previously been leased. This resulted in: (i) a $2.5 million reduction in operating lease liability and (ii) the reclassification of $2.4 million of corresponding operating right-of-use asset to property and equipment.

Future lease payments under non-cancellable leases as of December 31, 2020 were as follows, dollars in thousands:

Fiscal Year	Operating leases	Finance leases	Total
Remainder of 2021	$33,241	3,624	36,865
2022	43,954	4,893	48,847
2023	43,154	4,937	48,091
2024	41,329	5,002	46,331
2025	39,625	5,012	44,637
Thereafter	233,655	32,452	266,107
Total future undiscounted lease payments	434,958	55,920	490,878
Less imputed interest	(82,758)	(14,243)	(97,001)
Total reported lease liability	352,200	41,677	393,877
Less current portion	(32,196)	(2,929)	(35,125)
Noncurrent lease liability	$320,004	38,748	358,752

The table above excludes $29.2 million of legally binding minimum lease payments for leases that had been executed as of December 31, 2020 but whose terms had not yet commenced.

8. Property and Equipment

The Company had the following property and equipment balances as of December 31, 2020 and September 30, 2020, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2020	September 30, 2020
Construction in process		n/a		$2,075	6,717
Land		n/a		2,445	1,390
Buildings	16	-	40	31,193	26,732
Land improvements	1	-	24	1,738	1,575
Leasehold and building improvements	1	-	25	153,362	153,438
Fixtures and equipment	5	-	7	140,520	139,965
Computer hardware and software	3	-	5	24,021	23,628
				355,354	353,445
Less accumulated depreciation and amortization				(210,249)	(205,516)
Property and equipment, net				$145,105	147,929

Depreciation and amortization expense for the three months ended December 31, 2020 and 2019 is summarized as follows, dollars in thousands:

	Three months ended December 31,
	2020	2019
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$215	189
Depreciation and amortization expense included in store expenses	7,128	7,240
Depreciation and amortization expense included in administrative expenses	294	278
Total depreciation and amortization expense	$7,637	7,707

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of December 31, 2020 and September 30, 2020, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2020	September 30, 2020
Amortizable intangible assets:
Other intangibles	0.5	-	3	$3,693	3,634
Less accumulated amortization				(2,577)	(2,378)
Amortizable intangible assets, net				1,116	1,256
Other intangibles in process				3,935	3,625
Trademark	Indefinite			389	389
Total other intangibles, net				5,440	5,270
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$10,638	10,468

10. Accrued Expenses

The composition of accrued expenses as of December 31, 2020 and September 30, 2020 is summarized as follows, dollars in thousands:

	As of
	December 31,	September 30,
	2020	2020
Payroll and employee-related expenses	$9,238	13,569
Accrued property, sales and use tax payable	7,868	7,912
Accrued marketing expenses	627	407
Deferred revenue related to gift card sales	2,211	1,819
Income tax payable (1)	2,139	210
Other (1)	1,223	1,078
Total accrued expenses	$23,306	24,995

(1) Certain prior year amounts have been adjusted for consistency with current year presentation.

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

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases and one finance lease with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.2 million for each of the three months ended December 31, 2020 and 2019.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (the Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.1 million for each of the three months ended December 31, 2020 and 2019.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended December 31, 2020 and 2019.

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

14. Subsequent Event

On February 3, 2021, the Board approved the payment of a quarterly cash dividend of $0.07 per share of common stock to be paid on March 17, 2021 to stockholders of record as of the close of business on March 1, 2021.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, body care products and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of December 31, 2020, we operated 160 stores in 20 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. Our stores range from approximately 5,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2020, we increased our store count at a compound annual growth rate of 9.1%. In fiscal year 2020, we opened six new stores. We plan to open five to six new stores in fiscal year 2021, one of which opened during the three months ended December 31, 2020. As of the date of this report, we have signed leases for an additional six new stores that we plan to open in fiscal years 2021 and beyond. We plan to relocate three to five stores in fiscal year 2021. Between December 31, 2020 and the date of this Form 10-Q, we did not open any new stores and we have not relocated any stores so far in fiscal year 2021.

Performance Highlights

Key highlights of our performance for the three months ended December 31, 2020 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $265.0 million for the three months ended December 31, 2020, an increase of $35.0 million, or 15.2%, compared to net sales of $230.0 million for the three months ended December 31, 2019.

●	Daily average comparable store sales. Daily average comparable store sales for the three months ended December 31, 2020 increased 12.7% compared to the three months ended December 31, 2019.

●	Net income. Net income was $3.6 million for the three months ended December 31, 2020 compared to net income of $1.9 million for the three months ended December 31, 2019.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $12.8 million for the three months ended December 31, 2020, an increase of $2.3 million, or 21.6%, compared to $10.6 million for the three months ended December 31, 2019. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $13.2 million in the three months ended December 31, 2020, an increase of $2.7 million, or 25.5%, compared to Adjusted EBITDA of $10.6 million for the three months ended December 31, 2019. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Liquidity. As of December 31, 2020, cash and cash equivalents was $24.7 million, and there was $48.7 million available for borrowing under our Revolving Facility, net of undrawn, issued and outstanding letters of credit of $1.3 million.

●

New store growth. We opened one new store during the three months ended December 31, 2020. We operated a total of 160 stores as of December 31, 2020. We plan to open a total of five to six new stores in fiscal year 2021, which would result in an annual new store growth rate of between 3.1% and 3.8% for fiscal year 2021.

●	Store Relocations and Remodels. We did not relocate any stores during the three months ended December 31, 2020.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

COVID-19 Pandemic. On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. In response to the COVID-19 pandemic, federal, state and local authorities have implemented a number of public health mandates intended to prevent the spread of the virus, including social distancing, quarantine, wearing face coverings, and “stay-at-home” measures. While states have made efforts to reopen their economies and to distribute COVID-19 vaccines to the public, certain of these public health mandates have had an adverse impact on the U.S. economy and in early 2020, the U.S. economy experienced a recession. The duration and severity of the economic downturn are unknown at this time. The effectiveness of the U.S. government’s economic stabilization efforts in response to the COVID-19 pandemic, including proposed government payments to affected citizens and industries, is uncertain.

●

Impact of the COVID-19 Pandemic on our operations. We believe we have acted proactively in response to the COVID-19 pandemic and the resulting government mandates. To date, all of our stores have been deemed “essential businesses” by relevant government authorities and have continued operating since the start of the COVID-19 pandemic. We have experienced increased levels of net sales and average transaction size due to the COVID-19 pandemic as public health measures have been implemented by states across our footprint and customers have adjusted to these new circumstances. The COVID-19 pandemic and government mandates have also led to an increase in online orders for home delivery, which we offer at substantially all our stores in partnership with a third party.

●

Future impact of the COVID-19 Pandemic. We believe our proactive response to the COVID-19 pandemic has resulted in increased customer loyalty, but there can be no assurance we will continue to experience elevated levels of net sales, in particular, when the pandemic subsides and government mandates are lifted. We expect the impact of the COVID-19 pandemic and government mandates on our financial condition, results of operations and cash flows will largely depend on the extent and duration of the pandemic, the governmental and public actions taken in response, and the effect the pandemic will have on the U.S. economy. Moreover, the COVID-19 pandemic and government mandates make it more challenging for management to estimate future performance of our business, particularly over the near term. See “The ongoing COVID-19 pandemic has impacted our operations and this or other future pandemics could materially impact our business, results of operations and financial condition” under “Item 1A.- Risk Factors” in our Form 10-K. Additional information regarding the impact of the COVID-19 pandemic and government mandates on our business and results of operations is provided below in this MD&A.

●

Impact of broader economic trends and political environment. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, periods of recession and growth, the price of commodities, the political environment and consumer confidence.

●

Opportunities in the growing natural and organic grocery and dietary supplements industry. Our industry, which includes organic and natural foods and dietary supplements, continues to experience growth driven primarily by increased public interest in health and nutrition. Capitalizing on this opportunity, we continue to open new stores and enter new markets. We expect the rate of new store unit growth in the foreseeable future to be comparable to recent years, depending on economic and business conditions and other factors, including the impact of the COVID-19 pandemic and related government mandates.

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

We expect the rate of new store unit growth in the foreseeable future to be comparable to recent years, depending on economic and business conditions and other factors, including the impact of the COVID-19 pandemic and related government mandates. Over the long term, we believe there are opportunities for us to continue to expand our store base, expand profitability and increase comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry and regional and general economic conditions. In the future, we believe there are opportunities for increased leverage of costs and increased economics of scale in sourcing products. However, due to the fixed nature of certain of our costs (in particular, our rent obligations and related occupancy costs), our ability to leverage costs may be limited.

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

Key Financial Metrics in Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key measures are as follows:

Net sales

Our net sales are comprised of gross sales net of discounts, in-house coupons and returns and allowances. In comparing net sales between periods, we monitor the following:

●

Change in daily average comparable store sales. We begin to include sales from a store in comparable store sales on the first day of the thirteenth full month following the store’s opening. We monitor the percentage change in comparable store sales by comparing sales from all stores in our comparable store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior year. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. Our comparable store sales data may not be presented on the same basis as our competitors. We use the term “new stores” to refer to stores that have been open for less than thirteen months. Daily average comparable store sales are comparable store sales divided by the number of selling days in each period. We use this metric to remove the effect of differences in the number of selling days we are open during the comparable periods (for example, as a result of leap years or the Easter holiday shift between quarters).

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink expense, third-party delivery fees and store occupancy costs. Store occupancy costs include rent, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility. The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors, and as a result, our cost of goods sold and occupancy costs data included in this Form 10-Q may not be identical to those of our competitors and may not be comparable to similar data made available by our competitors. Occupancy costs as a percentage of sales typically decrease as new stores mature and increase sales. Rent payments for leases classified as finance lease obligations are not recorded in cost of goods sold and occupancy costs. Rather, these rent payments are recognized as a reduction of the related obligations and as interest expense.

Gross profit and gross margin

Gross profit is equal to our net sales less our cost of goods sold and occupancy costs. Gross margin is gross profit as a percentage of net sales. Gross margin is impacted by changes in retail prices, product costs, occupancy costs and the mix of products sold, as well as the rate at which we open new stores.

Store expenses

Store expenses consist of store-level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on land improvements, leasehold improvements, fixtures and equipment and computer hardware and software. Depreciation expenses on the right-of-use assets related to the finance leases of the stores are also considered store expenses. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, generally related to store relocations, as well as store closure and lease termination costs. The majority of store expenses consist of labor-related expenses, which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of sales tend to be higher at new stores compared to comparable stores, as new stores require a minimum level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of sales typically decrease.

Administrative expenses

Administrative expenses consist of home office-related expenses, such as salary and benefits, share-based compensation, office supplies, hardware and software expenses, depreciation and amortization expense, occupancy costs (including rent, common area maintenance, real estate taxes and utilities), professional services expenses, expenses associated with our Board, expenses related to compliance with the requirements of regulations applicable to publicly traded companies, and other general and administrative expenses. Depreciation expense included in administrative expenses relates to depreciation for assets directly used at the home office including depreciation on land improvements, leasehold improvements, fixtures and equipment and computer hardware and software.

Pre-opening and relocation expenses

Pre-opening and relocation expenses may include rent expense, salaries, advertising, supplies and other miscellaneous costs incurred prior to the store opening. Rent expense is generally incurred from one to four months prior to a store’s opening date for store leases classified as operating. For store leases classified as finance leases, we recognize pre-opening interest expense. Other pre-opening and relocation expenses are generally incurred in the 60 days prior to the store opening. Certain advertising and promotional costs associated with opening a new store may be incurred both before and after the store opens. All pre-opening and relocation costs are expensed as incurred.

Interest expense, net

Interest expense consists of the interest associated with finance lease obligations net of capitalized interest, and our Credit Facility.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended December 31,
	2020	2019
Statements of Income Data:*
Net sales	100.0%	100.0
Cost of goods sold and occupancy costs	72.4	73.7
Gross profit	27.6	26.3
Store expenses	22.8	22.4
Administrative expenses	2.8	2.5
Pre-opening and relocation expenses	0.1	0.2
Operating income	2.0	1.2
Interest expense, net	(0.2)	(0.2)
Income before income taxes	1.8	1.0
Provision for income taxes	(0.4)	(0.2)
Net income	1.4%	0.8
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	160	155
Number of new stores opened during the period	1	2
Number of stores relocated or remodeled during the period	0	0
Number of stores closed during the period	0	0
Twelve-month store unit growth rate	3.2%	2.6%
Change in daily average comparable store sales	12.7%	1.9%

Three months ended December 31, 2020 compared to the three months ended December 31, 2019

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended December 31,		Change In
	2020	2019	Dollars	Percent
Statements of Income Data:
Net sales	$265,045	230,030	35,015	15.2%
Cost of goods sold and occupancy costs	192,020	169,506	22,514	13.3
Gross profit	73,025	60,524	12,501	20.7
Store expenses	60,330	51,427	8,903	17.3
Administrative expenses	7,304	5,819	1,485	25.5
Pre-opening and relocation expenses	189	430	(241)	(56.0)
Operating income	5,202	2,848	2,354	82.7
Interest expense, net	(510)	(536)	26	(4.9)
Income before income taxes	4,692	2,312	2,380	102.9
Provision for income taxes	(1,060)	(444)	(616)	138.7
Net income	$3,632	1,868	1,764	94.4

Net sales

Net sales increased $35.0 million, or 15.2%, to $265.0 million for the three months ended December 31, 2020 compared to $230.0 million for the three months ended December 31, 2019, primarily due to a $29.2 million increase in comparable store sales and a $5.8 million increase in new store sales. Daily average comparable store sales increased 12.7% for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The daily average comparable store sales increase resulted from a 21.4% increase in daily average transaction size, partially offset by a 7.1% decrease in average transaction count. In the three months ended December 31, 2020, customers reduced their frequency of shopping trips as a result of social distancing practices associated with the COVID-19 pandemic and related government mandates, but increased their overall basket size per shopping trip. Comparable store average transaction size was $45.14 for the three months ended December 31, 2020. The increase in net sales during the three months ended December 31, 2020 was primarily driven by our customers’ response to the COVID-19 pandemic and related government mandates. Also contributing to the increase in net sales during the three months ended December 31, 2020 were marketing initiatives, promotional campaigns and increased membership in and usage of the {N}power customer loyalty program.

Gross profit

Gross profit increased $12.5 million, or 20.7%, to $73.0 million for the three months ended December 31, 2020 compared to $60.5 million for the three months ended December 31, 2019, primarily driven by the increased sales volumes resulting from the COVID-19 pandemic and related government mandates. Gross profit reflects earnings after product and occupancy costs. Gross margin increased to 27.6% for the three months ended December 31, 2020 compared to 26.3% for the three months ended December 31, 2019. The increase in gross margin during the three months ended December 31, 2020 was primarily driven by a decrease in store occupancy and shrink expenses, as a percentage of sales, and an improved product margin.

Store expenses

Store expenses increased $8.9 million, or 17.3%, to $60.3 million for the three months ended December 31, 2020 compared to $51.4 million for the three months ended December 31, 2019. In the three months ended December 31, 2020, we recorded $0.4 million in lease exit costs, primarily related to a lease termination fee, associated with one store that closed in the first quarter of fiscal year 2019. Store expenses as a percentage of sales were 22.8% and 22.4% for the three months ended December 31, 2020 and 2019, respectively. The increase in store expenses as a percentage of sales is primarily attributed to increased labor related expenses and lease exit costs.

Administrative expenses

Administrative expenses increased $1.5 million, or 25.5%, to $7.3 million for the three months ended December 31, 2020 compared to $5.8 million for the three months ended December 31, 2019. Administrative expenses as a percentage of sales were 2.8% and 2.5% for the three months ended December 31, 2020 and 2019, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.2 million, or 56.0%, to $0.2 million for the three months ended December 31, 2020 compared to $0.4 million for the three months ended December 31, 2019, due to the impact of the number and timing of new store openings and relocations. We opened one new store during the three months ended December 31, 2020 compared to opening two new stores during the three months ended December 31, 2019. We did not relocate any stores during each of the three months ended December 31, 2020 and 2019. Pre-opening and relocation expenses as a percentage of sales were 0.1% and 0.2% for the three months ended December 31, 2020 and 2019, respectively.

Interest expense, net

Interest expense, net of capitalized interest, remained flat at $0.5 million for each of the three months ended December 31, 2020 and December 31, 2019.

Income taxes

Income tax expense increased $0.6 million for the three months ended December 31, 2020 to $1.1 million compared to $0.4 million for the three months ended December 31, 2019. The Company’s effective income tax rate was approximately 22.6% and 19.2% for the three months ended December 31, 2020 and 2019, respectively.

Net income

Net income was $3.6 million, or $0.16 diluted earnings per share, for the three months ended December 31, 2020 compared to $1.9 million, or $0.08 diluted earnings per share, for the three months ended December 31, 2019.

Non-GAAP financial measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA as adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance, including certain items such as impairment charges, store closing and lease exit costs and non-recurring items. The adjustment to EBITDA for the three months ended December 31, 2020 related to lease exit costs associated with one store that closed in the first quarter of fiscal year 2019.

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended December 31,
	2020	2019
Net income	$3,632	1,868
Interest expense, net	510	536
Provision for income taxes	1,060	444
Depreciation and amortization	7,637	7,707
EBITDA	12,839	10,555
Lease exit costs	405	—
Adjusted EBITDA	$13,244	10,555

EBITDA increased 21.6% to $12.8 million in the three months ended December 31, 2020 compared to $10.6 million for the three months ended December 31, 2019. EBITDA as a percentage of sales was 4.8% and 4.6% in the three months ended December 31, 2020 and 2019, respectively.

Adjusted EBITDA increased 25.5% to $13.2 million in the three months ended December 31, 2020 compared to $10.6 million in the three months ended December 31, 2019. Adjusted EBITDA as a percentage of sales was 5.0% and 4.6% for the three months ended December 31, 2020 and 2019, respectively.

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

Our competitors may define EBITDA and Adjusted EBITDA differently, and as a result, our measure of EBITDA and Adjusted EBITDA may not be directly comparable to those of other companies. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA and Adjusted EBITDA are supplemental measures of operating performance that do not represent, and should not be considered in isolation or as an alternative to, or substitute for, net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or as a substitute for, analysis of our results as reported under GAAP. Some of the limitations are:

●	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

●	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA and Adjusted EBITDA do not reflect any impact for single lease expense for leases classified as finance leases;

●	EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

●	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes; and

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility. Our Credit Facility consists of the $50.0 Revolving Facility and the fully drawn $35.0 million Term Loan Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, corporate taxes and cash dividends. As of December 31, 2020, we had $24.7 million in cash and cash equivalents, as well as $48.7 million available for borrowing under our Revolving Facility. On November 18, 2020, we entered into the $35.0 million Term Loan Facility maturing November 13, 2024. The Company borrowed $35.0 million under the Term Loan Facility in December 2020 to partially fund its previously announced special cash dividend of $2.00 per common share.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program, which will terminate on May 31, 2022. We did not repurchase any shares during the three months ended December 31, 2020. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Credit Facility. The timing and the number of shares repurchased will be dictated by our capital needs and stock market conditions.

We paid a special cash dividend of $2.00 per share and a quarterly cash dividend of $0.07 per share of common stock in the three months ended December 31, 2020. On February 3, 2021, our Board approved the payment of a quarterly cash dividend of $0.07 per share of common stock to be paid on March 17, 2021 to stockholders of record as of the close of business on March 1, 2021.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:	Three months ended December 31,
	2020	2019
Net cash provided by operating activities	$12,343	10,480
Net cash used in investing activities	(3,700)	(11,973)
Net cash (used in) provided by financing activities	(12,516)	436
Net decrease in cash and cash equivalents	(3,873)	(1,057)
Cash and cash equivalents, beginning of period	28,534	6,214
Cash and cash equivalents, end of period	$24,661	5,157

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $1.9 million, or 17.8%, to $12.3 million for the three months ended December 31, 2020 compared to $10.5 million for the three months ended December 31, 2019. The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items, partially offset by cash used for working capital requirements.

Investing Activities

Net cash used in investing activities decreased $8.3 million, or 69.1%, to $3.7 million for the three months ended December 31, 2020 compared to $12.0 million for the three months ended December 31, 2019. This decrease was primarily due to a $7.7 million decrease in property and equipment acquisitions during the three months ended December 31, 2020 compared to the three months ended December 31, due to the impact of the number and timing of new store openings and relocations.

We plan to spend approximately $24 million to $31 million on capital expenditures during the remainder of fiscal year 2021 in connection with five to six new store openings and three to five store relocations. We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store.

Acquisition of property and equipment not yet paid decreased $3.2 million to $2.8 million in fiscal year 2021 compared to $6.0 million in fiscal year 2020 due to the timing of payments related to new store openings and relocations.

Financing Activities

Net cash (used in) provided by financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Cash used in financing activities was $12.5 million for the three months ended December 31, 2020 compared to $0.4 million of cash provided by financing activities for the three months ended December 31, 2019. During the three months ended December 31, 2020, the Company borrowed $35.0 million under the Term Loan Facility which was used to partially fund a portion of the $46.7 million of dividends paid to stockholders.

Credit Facility

The financing commitment under the Revolving Facility is $50.0 million, including a $5.0 million sub-limit for standby letters of credit. We borrowed $35.0 million under the Term Loan Facility in December 2020 to partially fund our previously announced special cash dividend of $2.00 per common share. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and Vitamin Cottage Two Ltd. Liability Company (VC2). The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date. On November 13, 2019, the Company amended the Credit Facility to extend the maturity date to November 13, 2024 and permit the operating company to pay cash dividends to Natural Grocers in an amount sufficient to allow Natural Grocers to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $10.0 million during any fiscal year. On November 18, 2020, the Company amended the Credit Facility to provide for the Term Loan Facility and permit payment of a one-time dividend of up to $50.0 million no later than December 31, 2020.

Base rate borrowings under the Credit Facility bear interest at a fluctuating base rate as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the Eurodollar rate plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Eurodollar rate borrowings under the Credit Facility bear interest based on the London Interbank Offered Rate, or its successor rate (LIBOR), for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is also based upon the Company’s consolidated leverage ratio. The Company will repay principal amounts outstanding under the Term Loan Facility in equal quarterly installments of approximately $0.4 million on the last day of each fiscal quarter, beginning on March 31, 2021 and ending on September 30, 2024, with the remaining principal amount payable on the maturity date. Amounts repaid on the Term Loan Facility may not be reborrowed.

The Credit Facility requires compliance with certain customary operational and financial covenants, including a consolidated leverage ratio. The Credit Facility also contains certain other customary limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions, among other limitations. Additionally, the Credit Facility prohibits the payment of cash dividends to the holding company from the operating company without the required lenders’ consent, provided that so long as no default exists or would arise as a result thereof, the operating company may pay cash dividends to the holding company in an amount sufficient to allow the holding company to: (i) pay various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business and (ii) repurchase shares of common stock and pay dividends on our common stock in an aggregate amount not to exceed $10.0 million during any fiscal year.

We had no amounts outstanding under the Revolving Facility as of December 31, 2020 and September 30, 2020, respectively. As of December 31, 2020 and September 30, 2020, we had undrawn, issued and outstanding letters of credit of $1.3 million, which were reserved against the amount available for borrowing under the Revolving Facility. We had $48.7 million available for borrowing under the Revolving Facility as of December 31, 2020 and September 30, 2020. We had $35.0 million of outstanding borrowings under the fully drawn Term Loan Facility as of December 31, 2020.

As of each of December 31, 2020 and September 30, 2020, the Company was in compliance with the financial covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 6 of Notes to Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

As of December 31, 2020, our off-balance sheet arrangements consisted of: (i) the undrawn portion of our Revolving Credit Facility and (ii) leases that have been signed but whose terms have not yet commenced. As of December 31, 2020, the Company had signed seven leases whose terms have not yet commenced; such leases are for four new stores, one store relocation and two store remodels in fiscal year 2021 and beyond. The contractual obligation related to these leases is $29.2 million (see Note 7). We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 (unaudited) and September 30, 2020, (ii) Consolidated Statements of Income for the three months ended December 31, 2020 and 2019 (unaudited), (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and 2019 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2020 and 2019 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on February 4, 2021.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)