Form 10-Q
period 2021-03-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2021-05-06
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 3, 2021 was 22,606,670.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2021

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

In addition, our actual results could differ materially from the forward-looking statements in this Form 10-Q due to risks and challenges related to the COVID-19 pandemic and the resulting government mandates, including: the length of time the COVID-19 pandemic continues; the inability of customers to shop due to illness or quarantine, isolation or stay-at-home orders; shifts in demand to more online shopping or to lower-priced or other perceived value offerings; the temporary inability of our employees to work due to illness; temporary store closures due to infections at our stores or government mandates; stay-at-home measures, safety directives and operating requirements imposed by local, state or federal governmental authorities; the extent and duration of adverse economic conditions resulting from the COVID-19 pandemic and government mandates, including its impact on consumer spending, the unemployment rate, interest rates and inflationary and deflationary trends; disruptions in the production of the products we sell; disruptions in the delivery of products to our stores; increased operating costs; and the extent and effectiveness of any COVID-19-related stimulus packages implemented by the federal and state governments. We believe these factors include those described in “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1.  Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2021	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$20,977	28,534
Accounts receivable, net	8,996	8,519
Merchandise inventory	98,456	100,175
Prepaid expenses and other current assets	4,073	6,185
Total current assets	132,502	143,413
Property and equipment, net	146,364	147,929
Other assets:
Operating lease assets, net	330,514	339,239
Finance lease assets, net	38,344	40,096
Deposits and other assets	611	647
Goodwill and other intangible assets, net	10,988	10,468
Total other assets	380,457	390,450
Total assets	$659,323	681,792

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,026	69,163
Accrued expenses	21,492	24,995
Term loan facility, current portion	1,750	—
Operating lease obligations, current portion	32,705	32,156
Finance lease obligations, current portion	2,996	2,836
Total current liabilities	122,969	129,150
Long-term liabilities:
Term loan facility, net of current portion	32,813	—
Operating lease obligations, net of current portion	316,609	325,641
Finance lease obligations, net of current portion	37,987	39,506
Deferred income tax liabilities, net	15,518	14,429
Total long-term liabilities	402,927	379,576
Total liabilities	525,896	508,726
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, and 22,595,467 and 22,546,765 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	23	23
Additional paid-in capital	57,065	56,752
Retained earnings	76,339	116,291
Total stockholders’ equity	133,427	173,066
Total liabilities and stockholders’ equity	$659,323	681,792

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Net sales	$259,198	277,524	524,243	507,554
Cost of goods sold and occupancy costs	187,371	199,701	379,391	369,207
Gross profit	71,827	77,823	144,852	138,347
Store expenses	58,422	56,878	118,752	108,305
Administrative expenses	6,358	7,038	13,662	12,857
Pre-opening and relocation expenses	341	650	530	1,080
Operating income	6,706	13,257	11,908	16,105
Interest expense, net	(603)	(516)	(1,113)	(1,052)
Income before income taxes	6,103	12,741	10,795	15,053
Provision for income taxes	(1,399)	(3,023)	(2,459)	(3,467)
Net income	$4,704	9,718	8,336	11,586

Net income per common share:
Basic	$0.21	0.43	0.37	0.52
Diluted	$0.21	0.43	0.37	0.51
Weighted average number of shares of common stock outstanding:
Basic	22,581,916	22,493,341	22,570,305	22,482,285
Diluted	22,737,646	22,543,429	22,715,098	22,542,319

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended March 31,
	2021	2020
Operating activities:
Net income	$8,336	11,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,057	15,595
Impairment and store closing costs	105	—
Share-based compensation	487	552
Deferred income tax expense	1,089	475
Non-cash interest expense	11	6
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(477)	(535)
Merchandise inventory	1,719	7,768
Prepaid expenses and other assets	(922)	(483)
Income tax receivable	3,004	4,960
Operating lease asset	15,402	14,973
(Decrease) increase in:
Operating lease liability	(15,861)	(15,285)
Accounts payable	(7,142)	10,146
Accrued expenses	(3,503)	3,602
Net cash provided by operating activities	17,305	53,360
Investing activities:
Acquisition of property and equipment	(8,673)	(18,759)
Acquisition of other intangibles	(926)	(1,399)
Proceeds from sale of property and equipment	—	—
Proceeds from property insurance settlements	58	27
Net cash used in investing activities	(9,541)	(20,131)
Financing activities:
Borrowings under revolving facility	—	226,000
Repayments under revolving facility	—	(231,692)
Borrowings under term loan facility	35,000	—
Repayments under term loan facility	(438)	—
Finance lease obligation payments	(1,369)	(1,082)
Dividend to shareholders	(48,288)	(3,148)
Loan fees paid	(52)	(25)
Payments on withholding tax for restricted stock unit vesting	(174)	(122)
Net cash used in financing activities	(15,321)	(10,069)
Net (decrease) increase in cash and cash equivalents	(7,557)	23,160
Cash and cash equivalents, beginning of period	28,534	6,214
Cash and cash equivalents, end of period	$20,977	29,374
Supplemental disclosures of cash flow information:
Cash paid for interest	$165	328
Cash paid for interest on finance lease obligations, net of capitalized interest of $83 and $68, respectively	910	781
Income taxes paid	4,777	10
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$4,435	3,748
Acquisition of other intangibles not yet paid	233	179
Property acquired through operating lease obligations	7,287	8,170
Property acquired through finance lease obligations	106	5,232

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2021 and March 31, 2020

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –$0.001 par
	value
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balances September 30, 2020	22,546,765	$23	$56,752	$116,291	$—	$173,066
Net income	—	—	—	3,632	—	3,632
Cash dividends	—	—	—	(46,706)	—	(46,706)
Share-based compensation	16,884	—	166	—	—	166
Balances December 31, 2020	22,563,649	23	56,918	73,217	—	130,158
Net income	—	—	—	4,704	—	4,704
Cash dividends	—	—	—	(1,582)	—	(1,582)
Share-based compensation	31,818	—	147	—	—	147
Balances March 31, 2021	22,595,467	$23	$57,065	$76,339	$—	$133,427

	Common stock –$0.001 par
	value
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balances September 30, 2019	22,463,057	$23	$56,319	$100,923	$(359)	$156,906
Net income	—	—	—	1,868	—	1,868
Cash dividends	—	—	—	(1,573)	—	(1,573)
Share-based compensation	12,661	—	135	—	96	231
Topic 842 transition impact	—	—	—	1,660	—	1,660
Balances December 31, 2019	22,475,718	23	56,454	102,878	(263)	159,092
Net income	—	—	—	9,718	—	9,718
Cash dividends	—	—	—	(1,574)	—	(1,574)
Share-based compensation	28,092	—	(15)	—	214	199
Balances March 31, 2020	22,503,810	$23	$56,439	$111,022	$(49)	$167,435

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2021 and 2020

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, body care products and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of March 31, 2021, the Company operated 161 stores in 20 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 159 stores in 20 states as of September 30, 2020.

2. Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial statements and are in the form prescribed by Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The information included in this Form 10-Q should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in the Form 10-K. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial results. Certain prior year amounts have been combined for consistency with current year presentation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fiscal year ending September 30.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including the fair value of assets acquired and liabilities assumed in a business combination), the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to: allowances for self-insurance reserves; valuation of inventories; useful lives of property and equipment for depreciation and amortization; impairment of finite-lived intangible assets, long-lived assets, and goodwill; lease assumptions; accounting for income taxes; and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation,” Topic 718, “Improvements to Non-employee Share-Based Payment Accounting” (ASU 2018-07) as part of its Simplification Initiative to reduce complexity when accounting for share-based payments to non-employees. ASU 2018-07 expands the scope of Topic 718 to more closely align share-based payment transactions for acquiring goods and services from non-employees with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 were effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements for the three and six months ended March 31, 2021.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” Topic 350, “Intangibles – Goodwill and Other” (ASU 2017-04). The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. ASU 2019-10 delayed the effective date of this ASU to align with the effective date of ASU 2016-13 (referred to below). Because the Company is a smaller reporting company, the provisions of ASU 2017-04 will be effective for the Company’s first quarter of the fiscal year ending September 30, 2024. Early adoption is permitted, and the Company early adopted for the year ended September 30, 2020. ASU 2017-04 did not have an impact on the Company’s consolidated financial statements for the three and six months ended March 31, 2021.

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

Proceeds from the sale of gift cards are recorded as a liability at the time of sale and recognized as revenue when the gift cards are redeemed by the customer and the performance obligation is satisfied by the Company. The balance of contract liabilities related to unredeemed gift cards was $1.5 million and $1.3 million as of March 31, 2021 and September 30, 2020, respectively. Revenue for the three months ended March 31, 2021 and 2020 includes $0.1 million and $0 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2020 and 2019, respectively. Revenue for the six months ended March 31, 2021 and 2020 includes approximately $0.4 million and $0.8 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2020 and 2019, respectively.

The following table disaggregates our revenue by product category for the three and six months ended March 31, 2021 and 2020, dollars in thousands and as a percentage of net sales:

	Three months ended March 31,				Six months ended March 31,
	2021		2020		2021		2020
Grocery	$180,457	70%	186,171	67	366,072	70	344,106	68
Dietary supplements	53,901	21	63,969	23	107,125	20	111,870	22
Other	24,840	9	27,384	10	51,046	10	51,578	10
	$259,198	100%	277,524	100	524,243	100	507,554	100

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

Presented below are basic and diluted EPS for the three and six months ended March 31, 2021 and 2020, dollars in thousands, except per share data:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Net income	$4,704	9,718	8,336	11,586

Weighted average number of shares of common stock outstanding	22,581,916	22,493,341	22,570,305	22,482,285
Effect of dilutive securities	155,730	50,088	144,793	60,034
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,737,646	22,543,429	22,715,098	22,542,319

Basic earnings per share	$0.21	0.43	0.37	0.52
Diluted earnings per share	$0.21	0.43	0.37	0.51

There were 4,296 and 2,973 non-vested RSUs for the three and six months ended March 31, 2021, respectively, excluded from the calculation of diluted EPS as they are antidilutive. There were 142,020 and 181,720 non-vested RSUs for the three and six months ended March 31, 2020, respectively, excluded from the calculation of diluted EPS as they are antidilutive.

The Company paid a cash dividend of $0.07 per share of common stock in each of the first two quarters of fiscal years 2021 and 2020. The Company paid a special cash dividend of $2.00 per share of common stock in the first quarter of fiscal year 2021.

5. Debt

Credit Facility

The Company is party to a credit facility consisting of a $50.0 million revolving loan facility (the Revolving Facility) and a fully drawn $35.0 million term loan facility (the Term Loan Facility, and together with the Revolving Facility, the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. As of March 31, 2021, the financing commitment under the Revolving Facility was $50.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date. The Company borrowed $35.0 million under the Term Loan Facility in December 2020 to partially fund its previously announced special cash dividend of $2.00 per common share. The Credit Facility matures on November 13, 2024. Base rate loans under the Credit Facility bear interest at a fluctuating base rate, as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the Eurodollar rate plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Eurodollar rate borrowings under the Credit Facility bear interest based on the London Interbank Offered Rate, or its successor (LIBOR), for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is also based upon the Company’s consolidated leverage ratio. The Company will repay principal amounts outstanding under the Term Loan Facility in equal quarterly installments of approximately $0.4 million on the last day of each fiscal quarter, beginning on March 31, 2021 and ending on September 30, 2024, with the remaining principal amount payable on the maturity date. Amounts repaid on the Term Loan Facility may not be reborrowed.

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

The Company had no amounts outstanding under the Revolving Facility as of March 31, 2021 and September 30, 2020. As of each of March 31, 2021 and September 30, 2020, the Company had undrawn, issued and outstanding letters of credit of $1.3 million, which were reserved against the amount available for borrowing under the terms of the Revolving Facility. The Company had $48.7 million available for borrowing under the Revolving Facility as of March 31, 2021 and September 30, 2020. The Company had $34.6 million outstanding under its fully drawn Term Loan Facility as of March 31, 2021.

As of March 31, 2021 and September 30, 2020, the Company was in compliance with the financial covenants under the Credit Facility.

Lease Obligations

As of March 31, 2021 and September 30, 2020, the Company had 19 leases that were classified as finance leases. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $0.7 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively, and approximately $1.2 million and $1.1 million for the six months ended March 31, 2021 and 2020, respectively. Interest expense for the three and six months ended March 31, 2021 and 2020 relates primarily to interest on finance lease obligations. The Company capitalized interest of less than $0.1 million for each of the three and six months ended March 31, 2021 and 2020.

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

Prior to October 1, 2020, the Company reissued 199,543 treasury shares at a cost of $1.7 million to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants. During the three and six months ended March 31, 2021, the Company reissued no treasury shares. During the three and six months ended March 31, 2020, the Company reissued 28,092 treasury shares at a cost of approximately $0.2 million and 40,753 treasury shares at a cost of approximately $0.3 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants. At March 31, 2021 and September 30, 2020, the Company held no treasury shares.

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

The Company has four operating leases and one finance lease with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 12). The leases began at various times with the earliest commencing in November 1999, continue for various terms through July 2040 and include various options to renew. These leases account for $8.2 million of right-of-use assets and $8.4 million of lease liabilities included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for each of the three months ended March 31, 2021 and 2020, and $0.7 million for each of the six months ended March 31, 2021 and 2020.

The components of total lease cost for the three and six months ended March 31, 2021 and 2020 were as follows, dollars in thousands:

		Three months ended March 31,		Six months ended March 31,
Lease cost	Classification	2021	2020	2021	2020
Operating lease cost:
	Cost of goods sold and occupancy costs	$10,603	10,586	21,239	21,252
	Store expenses	79	79	159	159
	Administrative expenses	76	77	152	159
	Pre-opening and relocation expenses	128	122	154	122
Finance lease cost:
Depreciation of right-of-use assets	Store expenses(1)	926	726	1,831	1,487
Interest on lease liabilities	Interest expense, net (1)	506	385	993	803
Short-term lease cost	Store expenses	621	443	1,158	528
Variable lease cost	Cost of goods sold and occupancy costs(2)	891	1,367	2,707	2,605
Sublease income	Store expenses	(70)	(92)	(163)	(185)
Total lease cost		$13,760	13,693	28,230	26,930

1 Immaterial balances related to stores not yet open are included in pre-opening and relocation expenses.

2 Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three and six months ended March 31, 2021 and 2020 were as follows, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,052	11,003	22,189	22,004
Operating cash flows from finance leases	493	431	993	849
Financing cash flows from finance leases	694	564	1,369	1,082
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	4,518	1,792	7,287	7,230
Finance leases	—	3,910	106	5,232

Additional information related to the Company’s leases as of March 31, 2021 and 2020 were as follows:

	March 31, 2021	March 31, 2020
Weighted-average remaining lease term (in years):
Operating leases	11.4	12.0
Finance leases	12.0	12.0
Weighted-average discount rate:
Operating leases	3.6%	3.6
Finance leases	5.1%	4.9

In the six months ended March 31, 2021, the Company paid $0.3 million in lease termination costs to terminate the lease associated with one store that closed in the first quarter of fiscal year 2019. In association with the lease termination, the Company wrote off $0.6 million in operating right-of-use assets and $0.8 million in operating lease liabilities and recorded a $0.2 million gain in store expenses.

In addition, during the six months ended March 31, 2020, the Company purchased one store building that had previously been leased. This resulted in: (i) a $2.5 million reduction in operating lease liability and (ii) the reclassification of $2.4 million of corresponding operating right-of-use asset to property and equipment.

Future lease payments under non-cancellable leases as of March 31, 2021 were as follows, dollars in thousands:

Fiscal Year	Operating leases	Finance leases	Total
Remainder of 2021	$22,299	2,437	24,736
2022	44,589	4,893	49,482
2023	43,789	4,937	48,726
2024	41,964	5,002	46,966
2025	40,261	5,012	45,273
Thereafter	236,959	32,453	269,412
Total future undiscounted lease payments	429,861	54,734	484,595
Less imputed interest	(80,547)	(13,751)	(94,298)
Total reported lease liability	349,314	40,983	390,297
Less current portion	(32,705)	(2,996)	(35,701)
Noncurrent lease liability	$316,609	37,987	354,596

The table above excludes $30.8 million of legally binding minimum lease payments for leases that had been executed as of March 31, 2021 but whose terms had not yet commenced.

8. Property and Equipment

The Company had the following property and equipment balances as of March 31, 2021 and September 30, 2020, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2021	September 30, 2020
Construction in process		n/a		$3,942	6,717
Land		n/a		2,445	1,390
Buildings	16	-	40	31,433	26,732
Land improvements	1	–	24	1,738	1,575
Leasehold and building improvements	1	–	25	156,269	153,438
Fixtures and equipment	5	–	7	142,897	139,965
Computer hardware and software	3	–	5	24,196	23,628
				362,920	353,445
Less accumulated depreciation and amortization				(216,556)	(205,516)
Property and equipment, net				$146,364	147,929

Depreciation and amortization expense for the three and six months ended March 31, 2021 and 2020 is summarized as follows, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$213	194	428	383
Depreciation and amortization expense included in store expenses	6,913	7,393	14,041	14,633
Depreciation and amortization expense included in administrative expenses	294	301	588	579
Total depreciation and amortization expense	$7,420	7,888	15,057	15,595

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of March 31, 2021 and September 30, 2020, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2021	September 30, 2020
Amortizable intangible assets:
Other intangibles	0.5	-	3	$3,693	3,634
Less accumulated amortization				(2,764)	(2,378)
Amortizable intangible assets, net				929	1,256
Other intangibles in process				4,472	3,625
Trademark	Indefinite			389	389
Total other intangibles, net				5,790	5,270
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$10,988	10,468

10. Accrued Expenses

The composition of accrued expenses as of March 31, 2021 and September 30, 2020 is summarized as follows, dollars in thousands:

	As of
	March 31,	September 30,
	2021	2020
Payroll and employee-related expenses	$10,736	13,569
Accrued property, sales and use tax payable	6,793	7,912
Accrued marketing expenses	608	407
Deferred revenue related to gift card sales	2,012	1,819
Income tax payable (1)	17	210
Other (1)	1,326	1,078
Total accrued expenses	$21,492	24,995

(1) Certain prior year amounts have been reclassified for consistency with current year presentation.

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

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases and one finance lease with Chalet. Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.2 million for each of the three months ended March 31, 2021 and 2020. Rent paid to Chalet was approximately $0.5 million for each of the six months ended March 31, 2021 and 2020.

Isely Family Land Trust LLC: The Company has one operating lease with the the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended March 31, 2021 and 2020. Rent paid to the Land Trust was approximately $0.2 million for each of the six months ended March 31, 2021 and 2020.

FTVC LLC: The Company has one operating lease for a store location with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the three months ended March 31, 2021 and 2020. Rent paid to FTVC was less than $0.1 million for each of the six months ended March 31, 2021 and 2020.

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

14. Subsequent Event

On May 5, 2021, the Board approved the payment of a cash dividend of $0.07 per share of common stock to be paid on June 16, 2021 to stockholders of record as of the close of business on June 1, 2021.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, body care products and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of March 31, 2021, we operated 161 stores in 20 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. Our stores range from approximately 5,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2020, we increased our store count at a compound annual growth rate of 9.1%. In fiscal year 2020, we opened six new stores. We plan to open three to four new stores in fiscal year 2021, two of which opened during the six months ended March 31, 2021. As of the date of this report, we have signed leases for an additional five new stores that we plan to open in fiscal years 2021 and beyond. We plan to relocate/remodel four to five stores in fiscal year 2021, one of which opened in the six months ended March 31, 2021. Between April 1, 2021 and the date of this Form 10-Q, we did not open any new stores and we relocated one store.

Performance Highlights

Key highlights of our performance for the three and six months ended March 31, 2021 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined under the caption “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $259.2 million for the three months ended March 31, 2021, a decrease of $18.3 million, or 6.6%, compared to net sales of $277.5 million for the three months ended March 31, 2020. Net sales were $524.2 million for the six months ended March 31, 2021, an increase of $16.7 million, or 3.3%, compared to net sales of $507.6 million for the six months ended March 31, 2020.

●

Daily average comparable store sales. Daily average comparable store sales for the three months ended March 31, 2021 decreased 7.0% compared to the three months ended March 31, 2020. Daily average comparable store sales for the six months ended March 31, 2021 increased 2.0% compared to the six months ended March 31, 2020.

●

Net income. Net income was $4.7 million for the three months ended March 31, 2021, a decrease of $5.0 million, or 51.6%, compared to net income of $9.7 million for the three months ended March 31, 2020. Net income was $8.3 million for the six months ended March 31, 2021, a decrease of $3.3 million, or 28.1%, compared to net income of $11.6 million for the six months ended March 31, 2020.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $14.1 million for the three months ended March 31, 2021, a decrease of $7.0 million, or 33.2%, compared to $21.1 million for the three months ended March 31, 2020. EBITDA was $27.0 million for the six months ended March 31, 2021, a decrease of $4.7 million, or 14.9%, compared to $31.7 million for the six months ended March 31, 2020. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $14.1 million for the three months ended March 31, 2021, a decrease of $7.0 million, or 33.2%, compared to $21.1 million for the three months ended March 31, 2020. Adjusted EBITDA was $27.4 million for the six months ended March 31, 2021, a decrease of $4.3 million, or 13.7%, compared to $31.7 million for the six months ended March 31, 2020. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of March 31, 2021, cash and cash equivalents was $21.0 million, and there was $48.7 million available for borrowing under our Revolving Facility, net of undrawn, issued and outstanding letters of credit of $1.3 million.

●

New store growth. We opened one new store during the three months ended March 31, 2021. We opened two new stores during the six months ended March 31, 2021. We operated a total of 161 stores as of March 31, 2021. We plan to open a total of three to four new stores in fiscal year 2021, which would result in an annual new store growth rate of 1.9% to 2.5% for fiscal year 2021.

●	Store Relocations/Remodels. We relocated/remodeled one store during the three and six months ended March 31, 2021.

Industry Trends and Economics

We have identified the following trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

COVID-19 pandemic. On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. In response to the COVID-19 pandemic, federal, state and local authorities have implemented a number of public health mandates intended to prevent the spread of the virus, including social distancing, quarantine, wearing face coverings, and “stay-at-home” measures. While significant efforts to distribute COVID-19 vaccines to the public have commenced across the United States and many states have reopened their economies by easing restrictions, certain of these public health mandates have had an adverse impact on the U.S. economy. The long-term economic impact of the COVID-19 pandemic is unknown at this time.

●

Impact of the COVID-19 pandemic on our operations. We believe we have acted proactively in response to the COVID-19 pandemic and the resulting government mandates. To date, all of our stores have been deemed “essential businesses” by relevant government authorities and have continued operating since the start of the COVID-19 pandemic. We have experienced increased levels of net sales and average transaction size due to the COVID-19 pandemic as public health measures have been implemented by states across our footprint and customers have adjusted to these new circumstances by consuming more food at home as restaurants have not fully reopened to pre-pandemic levels. The COVID-19 pandemic and government mandates have also led to an increase in online orders for home delivery, which we offer at substantially all our stores in partnership with a third party.

●

Future impact of the COVID-19 pandemic. We believe our proactive response to the COVID-19 pandemic has resulted in increased customer loyalty, but there can be no assurance we will continue to experience elevated levels of net sales, in particular, when the pandemic subsides and government mandates are lifted. We expect the impact of the COVID-19 pandemic and government mandates on our financial condition, results of operations and cash flows will largely depend on the extent and duration of the pandemic, the governmental and public actions taken in response, including economic stabilization efforts, and the long-term effect the pandemic will have on the U.S. economy. Moreover, the COVID-19 pandemic and government mandates make it more challenging for management to estimate future performance of our business, particularly over the near term. See “The ongoing COVID-19 pandemic has impacted our operations and this or other future pandemics could materially impact our business, results of operations and financial condition” under “Item 1A.- Risk Factors” in our Form 10-K. Additional information regarding the impact of the COVID-19 pandemic and government mandates on our business and results of operations is provided below in this MD&A.

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink expense, third-party delivery fees and store occupancy costs. Store occupancy costs include rent, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility. The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors, and as a result, our cost of goods sold and occupancy costs data included in this Form 10-Q may not be identical to those of our competitors and may not be comparable to similar data made available by our competitors. Occupancy costs as a percentage of net sales typically decrease as new stores mature and increase sales. Rent payments for leases classified as finance lease obligations are not recorded in cost of goods sold and occupancy costs. Rather, these rent payments are recognized as a reduction of the related obligations and as interest expense.

Gross profit and gross margin

Gross profit is equal to our net sales less our cost of goods sold and occupancy costs. Gross margin is gross profit as a percentage of net sales. Gross margin is impacted by changes in retail prices, product costs, occupancy costs and the mix of products sold, as well as the rate at which we open new stores.

Store expenses

Store expenses consist of store-level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on land improvements, leasehold improvements, fixtures and equipment and computer hardware and software. Depreciation expenses on the right-of-use assets related to the finance leases of the stores are also considered store expenses. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, generally related to store relocations, as well as store closure and lease termination costs. The majority of store expenses consist of labor-related expenses, which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of net sales tend to be higher at new stores compared to comparable stores, as new stores require a minimum level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of net sales typically decrease.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended March 31,			Six months ended March 31,
	2021		2020	2021	2020
Statements of Income Data:*
Net sales	100.0%		100.0	100.0	100.0
Cost of goods sold and occupancy costs	72.3		72.0	72.4	72.7
Gross profit	27.7		28.0	27.6	27.3
Store expenses	22.5		20.5	22.7	21.3
Administrative expenses	2.5		2.5	2.6	2.5
Pre-opening and relocation expenses	0.1		0.2	0.1	0.2
Operating income	2.6		4.8	2.3	3.2
Interest expense, net	(0.2)		(0.2)	(0.2)	(0.2)
Income before income taxes	2.4		4.6	2.1	3.0
Provision for income taxes	(0.5)		(1.1)	(0.5)	(0.7)
Net income	1.8%		3.5	1.6	2.3
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	161		157	161	157
Number of new stores opened during the period	1		2	2	4

Number of stores relocated/remodeled during the period	1		0	1	0
Number of stores closed during the period	0		0	0	0
Twelve-month store unit growth rate	2.5%		3.3	2.5	3.3
Change in daily average comparable store sales	(7.0	) %	17.0	2.0	9.7

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended March 31,		Change In
	2021	2020	Dollars	Percent
Statements of Income Data:
Net sales	$259,198	277,524	(18,326)	(6.6)%
Cost of goods sold and occupancy costs	187,371	199,701	(12,330)	(6.2)
Gross profit	71,827	77,823	(5,996)	(7.7)
Store expenses	58,422	56,878	1,544	2.7
Administrative expenses	6,358	7,038	(680)	(9.7)
Pre-opening and relocation expenses	341	650	(309)	(47.5)
Operating income	6,706	13,257	(6,551)	(49.4)
Interest expense, net	(603)	(516)	(87)	16.9
Income before income taxes	6,103	12,741	(6,638)	(52.1)
Provision for income taxes	(1,399)	(3,023)	1,624	(53.7)
Net income	$4,704	9,718	(5,014)	(51.6)

Net sales

Net sales decreased $18.3 million, or 6.6%, to $259.2 million for the three months ended March 31, 2021 compared to $277.5 million for the three months ended March 31, 2020, primarily due to a $22.1 million decrease in comparable store sales and a $3.8 million increase in new store sales. Daily average comparable store sales decreased 7.0% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The daily average comparable store sales decrease resulted from an 8.0% increase in daily average transaction size, offset by a 13.9% decrease in daily average transaction count. In the three months ended March 31, 2021, customers reduced their frequency of shopping trips as a result of social distancing practices associated with the COVID-19 pandemic and related government mandates, but increased their overall basket size per shopping trip. Comparable store average transaction size was $44.81 for the three months ended March 31, 2021. The decrease in net sales during the three months ended March 31, 2021 was primarily driven by the unprecedented level of net sales we experienced during the three months ended March 31, 2020, as our customers stockpiled groceries during the initial phase of the COVID-19 pandemic. While our net sales during the three months ended March 31, 2021 benefited from customers’ response to the COVID-19 pandemic and related government mandates, this trend moderated from the unprecedented levels experienced during the prior year period. Also contributing to the decrease in net sales during the three months ended March 31, 2021 was the adverse impact of severe cold and ice storms on our operations in the South Central and Pacific Northwest states.

Gross profit

Gross profit decreased $6.0 million, or 7.7%, to $71.8 million for the three months ended March 31, 2021 compared to $77.8 million for the three months ended March 31, 2020, primarily driven by the decreased sales volumes. Gross profit reflects earnings after product and occupancy costs. Gross margin decreased to 27.7% for the three months ended March 31, 2021 compared to 28.0% for the three months ended March 31, 2020. The decrease in gross margin during the three months ended March 31, 2021 was primarily driven by an increase in store occupancy expenses, as a percentage of net sales, partially offset by a modest improvement in product margin.

Store expenses

Store expenses increased $1.5 million, or 2.7%, to $58.4 million for the three months ended March 31, 2021 compared to $56.9 million for the three months ended March 31, 2020. Store expenses as a percentage of net sales were 22.5% and 20.5% for the three months ended March 31, 2021 and 2020, respectively. The increase in store expenses as a percentage of net sales is attributed to the deleverage associated with the decrease in sales volume and increased labor related expenses.

Administrative expenses

Administrative expenses decreased $0.7 million, or 9.7%, to $6.4 million for the three months ended March 31, 2021 compared to $7.0 million for the three months ended March 31, 2020. Administrative expenses as a percentage of net sales were 2.5% for each of the three months ended March 31, 2021 and 2020.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.3 million, or 47.5%, to $0.3 million for the three months ended March 31, 2021 compared to $0.7 million for the three months ended March 31, 2020, due to the impact of the number and timing of new store openings and relocations. We opened one new store during the three months ended March 31, 2021 compared to opening two new stores during the three months ended March 31, 2020. We did not relocate any stores during each of the three months ended March 31, 2021 and 2020. Pre-opening and relocation expenses as a percentage of net sales were 0.1% and 0.2% for the three months ended March 31, 2021 and 2020, respectively.

Interest expense, net

Interest expense, net of capitalized interest, was $0.6 million in the three months ended March 31, 2021 compared to $0.5 million in the three months ended March 31, 2020.

Income taxes

Income tax expense decreased $1.6 million for the three months ended March 31, 2021 to $1.4 million compared to $3.0 million for the three months ended March 31, 2020. The Company’s effective income tax rate was approximately 22.9% and 23.7% for the three months ended March 31, 2021 and 2020, respectively.

Net income

Net income was $4.7 million, or $0.21 diluted earnings per share, for the three months ended March 31, 2021 compared to $9.7 million, or $0.43 diluted earnings per share, for the three months ended March 31, 2020 primarily driven by the decrease in sales volumes and increase in store expenses.

Six months ended March 31, 2021 compared to the six months ended March 31, 2020

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Six months ended March 31,		Change In
	2021	2020	Dollars	Percent
Statements of Income Data:
Net sales	$524,243	507,554	16,689	3.3%
Cost of goods sold and occupancy costs	379,391	369,207	10,184	2.8
Gross profit	144,852	138,347	6,505	4.7
Store expenses	118,752	108,305	10,447	9.6
Administrative expenses	13,662	12,857	805	6.3
Pre-opening and relocation expenses	530	1,080	(550)	(50.9)
Operating income	11,908	16,105	(4,197)	(26.1)
Interest expense, net	(1,113)	(1,052)	(61)	5.8
Income before income taxes	10,795	15,053	(4,258)	(28.3)
Provision for income taxes	(2,459)	(3,467)	1,008	(29.1)
Net income	$8,336	11,586	(3,250)	(28.1)

Net sales

Net sales increased $16.7 million, or 3.3%, to $524.2 million for the six months ended March 31, 2021 compared to $507.6 million for the six months ended March 31, 2020, primarily due to a $7.1 million increase in comparable store sales and a $9.6 million increase in new store sales. Daily average comparable store sales increased 2.0% for the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The daily average comparable store sales increase resulted from a 14.1% increase in daily average transaction size, partially offset by a 10.6% decrease in daily average transaction count. In the six months ended March 31, 2021, customers reduced their frequency of shopping trips as a result of social distancing practices associated with the COVID-19 pandemic and related government mandates, but increased their overall basket size per shopping trip. Comparable store average transaction size was $44.98 for the six months ended March 31, 2021. The increase in net sales during the six months ended March 31, 2021 was primarily driven by our customers’ response to the COVID-19 pandemic and related government mandates, partially offset by the adverse impact of severe cold and ice storms on our operations in the South Central and Pacific Northwest states. Also contributing to the increase in net sales during the six months ended March 31, 2021 were marketing initiatives, promotional campaigns and increased membership in and usage of the {N}power customer loyalty program.

Gross profit

Gross profit increased $6.5 million, or 4.7%, to $144.9 million for the six months ended March 31, 2021 compared to $138.3 million for the six months ended March 31, 2020, primarily driven by the increased sales volumes. Gross profit reflects earnings after product and occupancy costs. Gross margin increased to 27.6% for the six months ended March 31, 2021 compared to 27.3% for the six months ended March 31, 2020. The increase in gross margin during the six months ended March 31, 2021 was primarily driven by an improved product margin and a decrease in store occupancy and shrink expenses, as a percentage of net sales.

Store expenses

Store expenses increased $10.4 million, or 9.6%, to $118.8 million for the six months ended March 31, 2021 compared to $108.3 million for the six months ended March 31, 2020. In the six months ended March 31, 2021, we recorded $0.4 million in lease exit costs, primarily related to a lease termination fee, associated with one store that closed in the first quarter of fiscal year 2019. Store expenses as a percentage of net sales were 22.7% and 21.3% for the six months ended March 31, 2021 and 2020, respectively. The increase in store expenses as a percentage of net sales is primarily attributed to increased labor related expenses.

Administrative expenses

Administrative expenses increased $0.8 million, or 6.3%, to $13.7 million for the six months ended March 31, 2021 compared to $12.9 million for the six months ended March 31, 2020. Administrative expenses as a percentage of net sales were 2.6% and 2.5% for the six months ended March 31, 2021 and 2020, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.6 million, or 50.9%, to $0.5 million for the six months ended March 31, 2021 compared to $1.1 million for the six months ended March 31, 2020, due to the impact of the number and timing of new store openings and relocations. We opened two new stores during the six months ended March 31, 2021 compared to opening four new stores during the six months ended March 31, 2020. We did not relocate any stores during each of the six months ended March 31, 2021 and 2020. Pre-opening and relocation expenses as a percentage of net sales were 0.1% and 0.2% for the six months ended March 31, 2021 and 2020, respectively.

Interest expense

Interest expense, net of capitalized interest, remained flat at $1.1 million for each of the six months ended March 31, 2021 and March 31, 2020.

Income taxes

Income tax expense decreased $1.0 million for the six months ended March 31, 2021 to $2.5 million compared to $3.5 million for the six months ended March 31, 2020. The Company’s effective income tax rate was approximately 22.8% and 23.0% for the six months ended March 31, 2021 and 2020, respectively.

Net income

Net income was $8.3 million, or $0.37 diluted earnings per share, for the six months ended March 31, 2021 compared to $11.6 million, or $0.51 diluted earnings per share, for the six months ended March 31, 2020.

Non-GAAP financial measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA as adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance, including certain items such as impairment charges, store closing and lease exit costs and non-recurring items. The adjustment to EBITDA for the six months ended March 31, 2021 related to lease exit costs associated with one store that closed in the first quarter of fiscal year 2019.

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Net income	$4,704	9,718	8,336	11,586
Interest expense, net	603	516	1,113	1,052
Provision for income taxes	1,399	3,023	2,459	3,467
Depreciation and amortization	7,420	7,888	15,057	15,595
EBITDA	14,126	21,145	26,965	31,700
Lease exit costs	—	—	405	—
Adjusted EBITDA	$14,126	21,145	27,370	31,700

EBITDA decreased 33.2% to $14.1 million in the three months ended March 31, 2021 compared to $21.1 million for the three months ended March 31, 2020. EBITDA decreased 14.9% to $27.0 million in the six months ended March 31, 2021 compared to $31.7 million for the six months ended March 31, 2020. EBITDA as a percentage of net sales was 5.4% and 7.6% in the three months ended March 31, 2021 and 2020, respectively. EBITDA as a percentage of net sales was 5.1% and 6.2% in the six months ended March 31, 2021 and 2020, respectively.

Adjusted EBITDA decreased 33.2% to $14.1 million in the three months ended March 31, 2021 compared to $21.1 million for the three months ended March 31, 2020. Adjusted EBITDA decreased 13.7% to $27.4 million in the six months ended March 31, 2021 compared to $31.7 million for the six months ended March 31, 2020. Adjusted EBITDA as a percentage of net sales was 5.4% and 7.6% in the three months ended March 31, 2021 and 2020, respectively. Adjusted EBITDA as a percentage of net sales was 5.2% and 6.2% in the six months ended March 31, 2021 and 2020, respectively.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility. Our Credit Facility consists of the $50.0 million Revolving Facility and the fully drawn $35.0 million Term Loan Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, corporate taxes and cash dividends. As of March 31, 2021, we had $21.0 million in cash and cash equivalents, as well as $48.7 million available for borrowing under our Revolving Facility. On November 18, 2020, we entered into the $35.0 million Term Loan Facility maturing November 13, 2024.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program, which will terminate on May 31, 2022. We did not repurchase any shares during the six months ended March 31, 2021. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Revolving Facility. The timing and the number of shares repurchased will be dictated by our capital needs and stock market conditions.

We paid a special cash dividend of $2.00 per share and a quarterly cash dividend of $0.07 per share of common stock in the three months ended December 31, 2020. We paid a quarterly cash dividend of $0.07 per share of common stock in the three months ended March 31, 2021. On May 5, 2021, our Board approved the payment of a quarterly cash dividend of $0.07 per share of common stock to be paid on June 16, 2021 to stockholders of record as of the close of business on June 1, 2021.

We plan to continue to open new stores, which may require us to borrow additional amounts under the Revolving Facility. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Revolving Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs for at least the next twelve months. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Six months ended March 31,
	2021	2020
Net cash provided by operating activities	$17,305	53,360
Net cash used in investing activities	(9,541)	(20,131)
Net cash used in financing activities	(15,321)	(10,069)
Net (decrease) increase in cash and cash equivalents	(7,557)	23,160
Cash and cash equivalents, beginning of period	28,534	6,214
Cash and cash equivalents, end of period	$20,977	29,374

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities decreased $36.1 million, or 67.6%, to $17.3 million for the six months ended March 31, 2021 compared to $53.4 million for the six months ended March 31, 2020. The decrease in cash provided by operating activities was primarily due to a decrease in net income adjusted for non-cash items as well as cash used for working capital requirements, as compared to cash provided from working capital in the prior year.

Investing Activities

Net cash used in investing activities decreased $10.6 million, or 52.6%, to $9.5 million for the six months ended March 31, 2021 compared to $20.1 million for the six months ended March 31, 2020. This decrease was primarily due to a $10.0 million decrease in property and equipment acquisitions during the six months ended March 31, 2021 compared to the six months ended March 31, 2020 due to the impact of the number and timing of new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Cash used in financing activities was $15.3 million for the six months ended March 31, 2021 compared to $10.1 million for the six months ended March 31, 2020. During the six months ended March 31, 2021, the Company borrowed $35.0 million under the Term Loan Facility which was used to partially fund the $48.3 million of dividends paid to stockholders.

Credit Facility

The financing commitment under the Revolving Facility is $50.0 million, including a $5.0 million sub-limit for standby letters of credit. We borrowed $35.0 million under the Term Loan Facility in December 2020 to partially fund the previously announced special cash dividend of $2.00 per common share. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and Vitamin Cottage Two Ltd. Liability Company (VC2). The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date. On November 13, 2019, the Company amended the Credit Facility to extend the maturity date to November 13, 2024 and permit the operating company to pay cash dividends to Natural Grocers in an amount sufficient to allow Natural Grocers to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $10.0 million during any fiscal year. On November 18, 2020, the Company amended the Credit Facility to provide for the Term Loan Facility and permit payment of a one-time dividend of up to $50.0 million no later than December 31, 2020.

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

We had no amounts outstanding under the Revolving Facility as of March 31, 2021 and September 30, 2020, respectively. As of March 31, 2021 and September 30, 2020, we had undrawn, issued and outstanding letters of credit of $1.3 million, which were reserved against the amount available for borrowing under the Revolving Facility. We had $48.7 million available for borrowing under the Revolving Facility as of March 31, 2021 and September 30, 2020. We had $34.6 million of outstanding borrowings under the fully drawn Term Loan Facility as of March 31, 2021.

As of each of March 31, 2021 and September 30, 2020, the Company was in compliance with the financial covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 6 of Notes to Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2021, our off-balance sheet arrangements consisted of: (i) the undrawn portion of our Revolving Credit Facility and (ii) leases that have been signed but whose terms have not yet commenced. As of March 31, 2021, the Company had signed seven leases whose terms have not yet commenced; such leases are for five new stores, one store relocation and one store remodel in fiscal year 2021 and beyond. The contractual obligation related to these leases is $30.8 million (see Note 7). We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

10.1#	Customer Distribution Agreement by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc. dated as of June 21, 2016
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.3	Certification of Todd Dissinger, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 and September 30, 2020 (unaudited), (ii) Consolidated Statements of Income for the three and six months ended March 31, 2021 and 2020 (unaudited), (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2021 and 2020 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2021 and 2020 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. This exhibit was subject to a confidential treatment request previously granted by the Securities and Exchange Commission (SEC), which is effective through May 31, 2021. The Company is filing this exhibit to transition to the new confidential treatment rules promulgated by the SEC in Item 601(b) of Regulation S-K.

† The certifications attached as Exhibit 32.1 that accompany this Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Natural Grocers by Vitamin Cottage, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 6, 2021.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)