Form 10-Q
period 2021-06-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2021-08-05
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 2, 2021 was 22,619,160.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2021

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2021	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$14,523	28,534
Accounts receivable, net	8,004	8,519
Merchandise inventory	100,362	100,175
Prepaid expenses and other current assets	4,134	6,185
Total current assets	127,023	143,413
Property and equipment, net	145,412	147,929
Other assets:
Operating lease assets, net	324,623	339,239
Finance lease assets, net	37,417	40,096
Deposits and other assets	758	647
Goodwill and other intangible assets, net	11,247	10,468
Total other assets	374,045	390,450
Total assets	$646,480	681,792

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,397	69,163
Accrued expenses	25,097	24,995
Term loan facility, current portion	1,750	—
Operating lease obligations, current portion	33,072	32,156
Finance lease obligations, current portion	3,040	2,836
Total current liabilities	123,356	129,150
Long-term liabilities:
Term loan facility, net of current portion	22,375	—
Operating lease obligations, net of current portion	310,397	325,641
Finance lease obligations, net of current portion	37,210	39,506
Deferred income tax liabilities, net	16,245	14,429
Total long-term liabilities	386,227	379,576
Total liabilities	509,583	508,726
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, and 22,619,160 and 22,546,765 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	23	23
Additional paid-in capital	57,085	56,752
Retained earnings	79,789	116,291
Total stockholders’ equity	136,897	173,066
Total liabilities and stockholders’ equity	$646,480	681,792

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Net sales	$258,624	265,110	782,867	772,664
Cost of goods sold and occupancy costs	187,082	192,729	566,473	561,936
Gross profit	71,542	72,381	216,394	210,728
Store expenses	57,086	58,577	175,838	166,882
Administrative expenses	7,273	6,818	20,935	19,675
Pre-opening and relocation expenses	135	300	665	1,380
Operating income	7,048	6,686	18,956	22,791
Interest expense, net	(586)	(505)	(1,699)	(1,557)
Income before income taxes	6,462	6,181	17,257	21,234
Provision for income taxes	(1,430)	(1,490)	(3,889)	(4,957)
Net income	$5,032	4,691	13,368	16,277

Net income per common share:
Basic	$0.22	0.21	0.59	0.72
Diluted	$0.22	0.21	0.59	0.72
Weighted average number of shares of common stock outstanding:
Basic	22,606,444	22,510,987	22,582,351	22,491,818
Diluted	22,711,067	22,641,255	22,719,555	22,552,933

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended June 30,
	2021	2020
Operating activities:
Net income	$13,368	16,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,462	23,508
Impairment and store closing costs	105	—
Loss on disposal of property and equipment	294	—
Share-based compensation	666	751
Deferred income tax expense	1,816	3,283
Non-cash interest expense	17	9
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	515	(115)
Merchandise inventory	(187)	(169)
Prepaid expenses and other assets	(1,166)	(906)
Income tax receivable	3,004	3,971
Operating lease asset	23,220	22,562
(Decrease) increase in:
Operating lease liability	(23,893)	(23,124)
Accounts payable	(9,310)	10,005
Accrued expenses	102	5,405
Net cash provided by operating activities	31,013	61,457
Investing activities:
Acquisition of property and equipment	(15,514)	(23,277)
Acquisition of other intangibles	(1,393)	(2,218)
Proceeds from sale of property and equipment	30	—
Proceeds from property insurance settlements	85	27
Net cash used in investing activities	(16,792)	(25,468)
Financing activities:
Borrowings under revolving facility	11,800	228,900
Repayments under revolving facility	(11,800)	(234,592)
Borrowings under term loan facility	35,000	—
Repayments under term loan facility	(10,875)	—
Finance lease obligation payments	(2,102)	(1,669)
Dividend to shareholders	(49,870)	(4,725)
Loan fees paid	(53)	(25)
Payments on withholding tax for restricted stock unit vesting	(332)	(237)
Net cash used in financing activities	(28,232)	(12,348)
Net (decrease) increase in cash and cash equivalents	(14,011)	23,641
Cash and cash equivalents, beginning of period	28,534	6,214
Cash and cash equivalents, end of period	$14,523	29,855
Supplemental disclosures of cash flow information:
Cash paid for interest	$203	347
Cash paid for interest on finance lease obligations, net of capitalized interest of $138 and $88, respectively	1,339	1,217
Income taxes paid	5,362	10
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$2,996	2,679
Acquisition of other intangibles not yet paid	214	374
Property acquired through operating lease obligations	9,212	8,170
Property acquired through finance lease obligations	106	5,232

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended June 30, 2021 and June 30, 2020

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –$0.001 par
	value
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balances September 30, 2020	22,546,765	$23	$56,752	$116,291	$—	$173,066
Net income	—	—	—	3,632	—	3,632
Cash dividends	—	—	—	(46,706)	—	(46,706)
Share-based compensation	16,884	—	166	—	—	166
Balances December 31, 2020	22,563,649	23	56,918	73,217	—	130,158
Net income	—	—	—	4,704	—	4,704
Cash dividends	—	—	—	(1,582)	—	(1,582)
Share-based compensation	31,818	—	147	—	—	147
Balances March 31, 2021	22,595,467	23	57,065	76,339	—	133,427
Net income	—	—	—	5,032	—	5,032
Cash dividends	—	—	—	(1,582)	—	(1,582)
Share-based compensation	23,693	—	20	—	—	20
Balances June 30, 2021	22,619,160	$23	$57,085	$79,789	$—	$136,897

	Common stock –$0.001 par
	value
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balances September 30, 2019	22,463,057	$23	$56,319	$100,923	$(359)	$156,906
Net income	—	—	—	1,868	—	1,868
Cash dividends	—	—	—	(1,573)	—	(1,573)
Share-based compensation	12,661	—	135	—	96	231
Topic 842 transition impact	—	—	—	1,660	—	1,660
Balances December 31, 2019	22,475,718	23	56,454	102,878	(263)	159,092
Net income	—	—	—	9,718	—	9,718
Cash dividends	—	—	—	(1,574)	—	(1,574)
Share-based compensation	28,092	—	(15)	—	214	199
Balances March 31, 2020	22,503,810	23	56,439	111,022	(49)	167,435
Net income	—	—	—	4,691	—	4,691
Issuance of common stock..	14,062	—	—	—	—	—
Cash dividends	—	—	—	(1,578)	—	(1,578)
Share-based compensation	6,469	—	33	—	49	82
Balances June 30, 2020	22,524,341	$23	$56,472	$114,135	$—	$170,630

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2021 and 2020

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, body care products and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of June 30, 2021, the Company operated 161 stores in 20 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 159 stores in 20 states as of September 30, 2020.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation,” Topic 718, “Improvements to Non-employee Share-Based Payment Accounting” (ASU 2018-07) as part of its Simplification Initiative to reduce complexity when accounting for share-based payments to non-employees. ASU 2018-07 expands the scope of Topic 718 to more closely align share-based payment transactions for acquiring goods and services from non-employees with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 were effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements for the three and nine months ended June 30, 2021.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” Topic 350, “Intangibles – Goodwill and Other” (ASU 2017-04). The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company early adopted for the year ended September 30, 2020. ASU 2017-04 did not have an impact on the Company’s consolidated financial statements for the three and nine months ended June 30, 2021.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” Topic 848, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04). The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The interest rate currently payable under the Company’s Credit Facility is based on LIBOR, but recent amendments provide for a LIBOR successor rate once LIBOR is discontinued. The amendments in this update are effective for the Company beginning March 12, 2020 through December 31, 2022.  The Company does not anticipate that this ASU will have a material impact on its consolidated financial statements.

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

Proceeds from the sale of gift cards are recorded as a liability at the time of sale and recognized as revenue when the gift cards are redeemed by the customer and the performance obligation is satisfied by the Company. The balance of contract liabilities related to unredeemed gift cards was $1.5 million and $1.3 million as of June 30, 2021 and September 30, 2020, respectively. Revenue for the three months ended June 30, 2021 and 2020 includes $0.2 million and $0 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2020 and 2019, respectively. Revenue for the nine months ended June 30, 2021 and 2020 includes approximately $0.6 million and $0.8 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2020 and 2019, respectively.

The following table disaggregates our revenue by product category for the three and nine months ended June 30, 2021 and 2020, dollars in thousands and as a percentage of net sales:

	Three months ended June 30,				Nine months ended June 30,
	2021		2020		2021		2020
Grocery	$179,654	70%	190,114	72	545,726	70	534,220	69
Dietary supplements	52,903	20	49,355	18	160,028	20	161,225	21
Other	26,067	10	25,641	10	77,113	10	77,219	10
	$258,624	100%	265,110	100	782,867	100	772,664	100

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

Presented below are basic and diluted EPS for the three and nine months ended June 30, 2021 and 2020, dollars in thousands, except per share data:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Net income	$5,032	4,691	13,368	16,277

Weighted average number of shares of common stock outstanding	22,606,444	22,510,987	22,582,351	22,491,818
Effect of dilutive securities	104,623	130,268	137,204	61,115
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,711,067	22,641,255	22,719,555	22,552,933

Basic earnings per share	$0.22	0.21	0.59	0.72
Diluted earnings per share	$0.22	0.21	0.59	0.72

There were 1,982 and 13,862 non-vested RSUs for the three and nine months ended June 30, 2021, respectively, excluded from the calculation of diluted EPS as they are antidilutive. There were 14,973 and 135,147 non-vested RSUs for the three and nine months ended June 30, 2020, respectively, excluded from the calculation of diluted EPS as they are antidilutive.

The Company paid a cash dividend of $0.07 per share of common stock in each of the first three quarters of fiscal years 2021 and 2020. The Company paid a special cash dividend of $2.00 per share of common stock in the first quarter of fiscal year 2021.

5. Debt

Credit Facility

The Company is party to a credit facility consisting of a $50.0 million revolving loan facility (the Revolving Facility) and a fully drawn $35.0 million term loan facility (the Term Loan Facility, and together with the Revolving Facility, the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. As of June 30, 2021, the financing commitment under the Revolving Facility was $50.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date. The Company borrowed $35.0 million under the Term Loan Facility in December 2020 to partially fund its previously announced special cash dividend of $2.00 per common share. The Credit Facility matures on November 13, 2024. Base rate loans under the Credit Facility bear interest at a fluctuating base rate, as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the Eurodollar rate plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Eurodollar rate borrowings under the Credit Facility bear interest based on the London Interbank Offered Rate, or its successor (LIBOR), for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is also based upon the Company’s consolidated leverage ratio. The Company will repay principal amounts outstanding under the Term Loan Facility in equal quarterly installments of approximately $0.4 million on the last day of each fiscal quarter, beginning on March 31, 2021 and ending on September 30, 2024, with the remaining principal amount payable on the maturity date. Amounts repaid on the Term Loan Facility may not be reborrowed.

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

The Company had no amounts outstanding under the Revolving Facility as of June 30, 2021 and September 30, 2020. The Company had undrawn, issued and outstanding letters of credit of $1.0 million and $1.3 million as of June 30, 2021 and September 30, 2020, respectively, which were reserved against the amount available for borrowing under the terms of the Revolving Facility. The Company had $49.0 million and $48.7 million available for borrowing under the Revolving Facility as of June 30, 2021 and September 30, 2020, respectively. The Company had $24.1 million outstanding under its fully drawn Term Loan Facility as of June 30, 2021.

As of June 30, 2021 and September 30, 2020, the Company was in compliance with the financial covenants under the Credit Facility.

Lease Obligations

As of June 30, 2021 and September 30, 2020, the Company had 19 leases that were classified as finance leases. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $0.6 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $1.9 million and $1.7 million for the nine months ended June 30, 2021 and 2020, respectively. Interest expense for the three and nine months ended June 30, 2021 and 2020 relates primarily to interest on finance lease obligations. The Company capitalized interest of less than $0.1 million for each of the three months ended June 30, 2021 and 2020 and $0.1 million for each of the nine months ended June 30, 2021 and 2020.

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

The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million. The Company did not repurchase any shares of common stock during the three and nine months ended June 30, 2021 and 2020.

Prior to October 1, 2020, the Company reissued 199,543 treasury shares at a cost of $1.7 million to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants. During the three and nine months ended June 30, 2021, the Company reissued no treasury shares. During the three and nine months ended June 30, 2020, the Company reissued 6,469 treasury shares at a cost of less than $0.1 million and 47,222 treasury shares at a cost of approximately $0.4 million, respectively, to satisfy the issuance of common stock pursuant to the vesting of certain RSUs and the award of common stock grants. At June 30, 2021 and September 30, 2020, the Company held no treasury shares.

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

The Company has four operating leases and one finance lease with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 12). The leases began at various times with the earliest commencing in November 1999, continue for various terms through July 2040 and include various options to renew. These leases account for $7.9 million of right-of-use assets and $8.2 million of lease liabilities included in the disclosures below. Cash rent paid pursuant to the related party leases was $0.3 million for each of the three months ended June 30, 2021 and 2020, and $1.0 million for each of the nine months ended June 30, 2021 and 2020.

The components of total lease cost for the three and nine months ended June 30, 2021 and 2020 were as follows, dollars in thousands:

		Three months ended June 30,		Nine months ended June 30,
Lease cost	Classification	2021	2020	2021	2020
Operating lease cost:
	Cost of goods sold and occupancy costs	$10,698	10,677	31,937	31,929
	Store expenses	98	80	257	239
	Administrative expenses	71	76	223	235
	Pre-opening and relocation expenses	41	32	195	154
Finance lease cost:
Depreciation of right-of-use assets	Store expenses(1)	927	797	2,758	2,284
Interest on lease liabilities	Interest expense, net (1)	484	431	1,477	1,234
Short-term lease cost	Store expenses	776	626	1,934	1,154
Variable lease cost	Cost of goods sold and occupancy costs(2)	1,469	1,407	4,176	4,012
Sublease income	Store expenses	(72)	(91)	(235)	(276)
	Total lease cost	$14,492	14,035	42,722	40,965

1 Immaterial balances related to stores not yet open are included in pre-opening and relocation expenses.

2 Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three and nine months ended June 30, 2021 and 2020 were as follows, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,121	11,114	33,310	33,118
Operating cash flows from finance leases	484	456	1,477	1,305
Financing cash flows from finance leases	733	587	2,102	1,669
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	1,925	—	9,212	7,230
Finance leases	—	—	106	5,232

Additional information related to the Company’s leases as of June 30, 2021 and 2020 were as follows:

	June 30, 2021	June 30, 2020
Weighted-average remaining lease term (in years):
Operating leases	11.2	11.8
Finance leases	11.8	11.8
Weighted-average discount rate:
Operating leases	3.6%	3.6
Finance leases	5.1%	4.9

In the nine months ended June 30, 2021, the Company paid $0.3 million in lease termination costs to terminate the lease associated with one store that closed in the first quarter of fiscal year 2019. In association with the lease termination, the Company wrote off $0.6 million in operating right-of-use assets and $0.8 million in operating lease liabilities and recorded a $0.2 million gain in store expenses.

In addition, during the nine months ended June 30, 2020, the Company purchased one store building that had previously been leased. This resulted in: (i) a $2.5 million reduction in operating lease liability and (ii) the reclassification of $2.4 million of corresponding operating right-of-use asset to property and equipment.

Future lease payments under non-cancellable leases as of June 30, 2021 were as follows, dollars in thousands:

Fiscal Year	Operating leases	Finance leases	Total
Remainder of 2021	$11,165	1,220	12,385
2022	44,743	4,893	49,636
2023	43,970	4,937	48,907
2024	42,144	5,002	47,146
2025	40,441	5,012	45,453
Thereafter	239,082	32,452	271,534
Total future undiscounted lease payments	421,545	53,516	475,061
Less imputed interest	(78,076)	(13,266)	(91,342)
Total reported lease liability	343,469	40,250	383,719
Less current portion	(33,072)	(3,040)	(36,112)
Noncurrent lease liability	$310,397	37,210	347,607

The table above excludes $34.1 million of legally binding minimum lease payments for leases that had been executed as of June 30, 2021 but whose terms had not yet commenced.

8. Property and Equipment

The Company had the following property and equipment balances as of June 30, 2021 and September 30, 2020, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2021	September 30, 2020
Construction in process		n/a		$544	6,717
Land		n/a		2,445	1,390
Buildings	16	–	40	34,273	26,732
Land improvements	1	–	24	1,632	1,575
Leasehold and building improvements	1	–	25	157,968	153,438
Fixtures and equipment	5	–	7	144,256	139,965
Computer hardware and software	3	–	5	24,765	23,628
				365,883	353,445
Less accumulated depreciation and amortization				(220,471)	(205,516)
Property and equipment, net				$145,412	147,929

Depreciation and amortization expense for the three and nine months ended June 30, 2021 and 2020 is summarized as follows, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$216	204	644	587
Depreciation and amortization expense included in store expenses	6,871	7,411	20,912	22,044
Depreciation and amortization expense included in administrative expenses	318	298	906	877
Total depreciation and amortization expense	$7,405	7,913	22,462	23,508

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of June 30, 2021 and September 30, 2020, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2021	September 30, 2020
Amortizable intangible assets:
Other intangibles	0.5	-	3	$3,728	3,634
Less accumulated amortization				(2,953)	(2,378)
Amortizable intangible assets, net				775	1,256
Other intangibles in process				4,885	3,625
Trademark	Indefinite			389	389
Total other intangibles, net				6,049	5,270
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$11,247	10,468

10. Accrued Expenses

The composition of accrued expenses as of June 30, 2021 and September 30, 2020 is summarized as follows, dollars in thousands:

	As of
	June 30,	September 30,
	2021	2020
Payroll and employee-related expenses	$14,334	13,569
Accrued property, sales and use tax payable	6,573	7,912
Accrued marketing expenses	639	407
Deferred revenue related to gift card sales	1,916	1,819
Income tax payable (1)	116	210
Other (1)	1,519	1,078
Total accrued expenses	$25,097	24,995

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

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases and one finance lease with Chalet. Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.2 million for each of the three months ended June 30, 2021 and 2020. Rent paid to Chalet was approximately $0.7 million for each of the nine months ended June 30, 2021 and 2020.

Isely Family Land Trust LLC: The Company has one operating lease with the the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended June 30, 2021 and 2020. Rent paid to the Land Trust was approximately $0.2 million for each of the nine months ended June 30, 2021 and 2020.

FTVC LLC: The Company has one operating lease for a store location with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the three months ended June 30, 2021 and 2020. Rent paid to FTVC was less than $0.1 million for each of the nine months ended June 30, 2021 and 2020.

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

14. Subsequent Event

On August 4, 2021, the Board approved the payment of a cash dividend of $0.07 per share of common stock to be paid on September 15, 2021 to stockholders of record as of the close of business on August 30, 2021.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, body care products and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of June 30, 2021, we operated 161 stores in 20 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.  Our stores range from approximately 5,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2020, we increased our store count at a compound annual growth rate of 9.1%. In fiscal year 2020, we opened six new stores. We plan to open three new stores in fiscal year 2021, two of which opened during the nine months ended June 30, 2021. As of the date of this report, we have signed leases for an additional four new stores and purchased the property for one new store that we plan to open in fiscal years 2021 and beyond. We plan to relocate/remodel four to five stores in fiscal year 2021, three of which were completed in the nine months ended June 30, 2021. Between July 1, 2021 and the date of this Form 10-Q, we completed one additional relocation/remodel and did not open any new stores.

Performance Highlights

Key highlights of our performance for the three and nine months ended June 30, 2021 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined under the caption “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $258.6 million for the three months ended June 30, 2021, a decrease of $6.5 million, or 2.4%, compared to net sales of $265.1 million for the three months ended June 30, 2020. Net sales were $782.9 million for the nine months ended June 30, 2021, an increase of $10.2 million, or 1.3%, compared to net sales of $772.7 million for the nine months ended June 30, 2020.

●

Daily average comparable store sales. Daily average comparable store sales for the three months ended June 30, 2021 decreased 3.6% compared to the three months ended June 30, 2020. Daily average comparable store sales for the nine months ended June 30, 2021 increased 0.1% compared to the nine months ended June 30, 2020.

●

Net income. Net income was $5.0 million for the three months ended June 30, 2021, an increase of $0.3 million, or 7.3%, compared to net income of $4.7 million for the three months ended June 30, 2020. Net income was $13.4 million for the nine months ended June 30, 2021, a decrease of $2.9 million, or 17.9%, compared to net income of $16.3 million for the nine months ended June 30, 2020.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $14.5 million for the three months ended June 30, 2021, a decrease of $0.1 million, or 1.0%, compared to $14.6 million for the three months ended June 30, 2020. EBITDA was $41.4 million for the nine months ended June 30, 2021, a decrease of $4.9 million, or 10.5%, compared to $46.3 million for the nine months ended June 30, 2020. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $14.5 million for the three months ended June 30, 2021, a decrease of $0.1 million, or 1.0%, compared to $14.6 million for the three months ended June 30, 2020. Adjusted EBITDA was $41.8 million for the nine months ended June 30, 2021, a decrease of $4.5 million, or 9.7%, compared to $46.3 million for the nine months ended June 30, 2020. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of June 30, 2021, cash and cash equivalents was $14.5 million, and there was $49.0 million available for borrowing under our Revolving Facility, net of undrawn, issued and outstanding letters of credit of $1.0 million.

●

New store growth. We opened no new stores during the three months ended June 30, 2021. We opened two new stores during the nine months ended June 30, 2021. We operated a total of 161 stores as of June 30, 2021. We plan to open a total of three new stores in fiscal year 2021, which would result in an annual new store growth rate of 1.9% for fiscal year 2021.

●	Store Relocations/Remodels. We relocated/remodeled two stores during the three months ended June 30, 2021 and three stores during the nine months ended June 30, 2021.

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

●

 Impact of the COVID-19 pandemic on our operations. We believe we have acted proactively in response to the COVID-19 pandemic and the resulting government mandates. To date, all of our stores have been deemed “essential businesses” by relevant government authorities and have continued operating since the start of the COVID-19 pandemic. We have experienced increased levels of net sales and average transaction size due to the COVID-19 pandemic as public health measures have been implemented by states across our footprint and customers have adjusted to these new circumstances by consuming more food at home. The COVID-19 pandemic and government mandates have also led to an increase in online orders for home delivery, which we offer at substantially all our stores in partnership with a third party.

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

●	Impact of broader economic trends and political environment. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, periods of recession and growth, the price of commodities, the political environment and consumer confidence. Furthermore, our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, including unemployment benefits.

●

Opportunities in the growing natural and organic grocery and dietary supplements industry. Our industry, which includes organic and natural foods and dietary supplements, continues to experience growth driven primarily by increased public interest in health and nutrition. Capitalizing on this opportunity, we continue to open new stores and enter new markets. We expect the rate of new store unit growth in the foreseeable future to be dependent upon economic and business conditions and other factors, including the impact of the COVID-19 pandemic and related government mandates.

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

We expect the rate of new store unit growth in the foreseeable future to be dependent upon economic and business conditions and other factors, including the impact of the COVID-19 pandemic and related government mandates. Over the long term, we believe there are opportunities for us to continue to expand our store base, expand profitability and increase comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry and regional and general economic conditions. In the future, we believe there are opportunities for increased leverage of costs and increased economics of scale in sourcing products. However, due to the fixed nature of certain of our costs (in particular, our rent obligations and related occupancy costs), our ability to leverage costs may be limited.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended June 30,			Nine months ended June 30,
	2021		2020	2021	2020
Statements of Income Data:*
Net sales	100.0%		100.0	100.0	100.0
Cost of goods sold and occupancy costs	72.3		72.7	72.4	72.7
Gross profit	27.7		27.3	27.6	27.3
Store expenses	22.1		22.1	22.5	21.6
Administrative expenses	2.8		2.6	2.7	2.5
Pre-opening and relocation expenses	0.1		0.1	0.1	0.2
Operating income	2.7		2.5	2.4	2.9
Interest expense, net	(0.2)		(0.2)	(0.2)	(0.2)
Income before income taxes	2.5		2.3	2.2	2.7
Provision for income taxes	(0.6)		(0.6)	(0.5)	(0.6)
Net income	1.9%		1.8	1.7	2.1

*Figures may not sum due to rounding.

Number of stores at end of period	161		159	161	159
Number of new stores opened during the period	—		2	2	6
Number of stores relocated/remodeled during the period	2		—	3	—
Number of stores closed during the period	—		—	—	—
Twelve-month store unit growth rate	1.3%		4.6	1.3	4.6
Change in daily average comparable store sales	(3.6	) %	15.5	0.1	11.6

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended June 30,		Change In
	2021	2020	Dollars	Percent
Statements of Income Data:
Net sales	$258,624	265,110	(6,486)	(2.4)%
Cost of goods sold and occupancy costs	187,082	192,729	(5,647)	(2.9)
Gross profit	71,542	72,381	(839)	(1.2)
Store expenses	57,086	58,577	(1,491)	(2.5)
Administrative expenses	7,273	6,818	455	6.7
Pre-opening and relocation expenses	135	300	(165)	(55.0)
Operating income	7,048	6,686	362	5.4
Interest expense, net	(586)	(505)	(81)	16.0
Income before income taxes	6,462	6,181	281	4.5
Provision for income taxes	(1,430)	(1,490)	60	(4.0)
Net income	$5,032	4,691	341	7.3

Net sales

Net sales decreased $6.5 million, or 2.4%, to $258.6 million for the three months ended June 30, 2021 compared to $265.1 million for the three months ended June 30, 2020, as a result of a $9.5 million decrease in comparable store sales and a $3.0 million increase in new store sales. Daily average comparable store sales decreased 3.6% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The daily average comparable store sales decrease resulted from a 7.4% decrease in daily average transaction size, partially offset by a 4.1% increase in daily average transaction count.  This reflects a reversal of recent trends as customers started to return to pre-pandemic shopping patterns.  Comparable store average transaction size was $43.55 for the three months ended June 30, 2021. The decrease in net sales during the three months ended June 30, 2021 was primarily attributable to the elevated level of net sales we experienced during the three months ended June 30, 2020, as our customers consumed more food at home in response to the onset of the COVID-19 pandemic. While our net sales during the three months ended June 30, 2021 benefited from customers’ response to the COVID-19 pandemic and related government mandates, this trend moderated from the levels experienced during the prior year period.

Gross profit

Gross profit decreased $0.8 million, or 1.2%, to $71.5 million for the three months ended June 30, 2021 compared to $72.4 million for the three months ended June 30, 2020, primarily driven by decreased sales volumes. Gross profit reflects earnings after product and occupancy costs. Gross margin increased to 27.7% for the three months ended June 30, 2021 compared to 27.3% for the three months ended June 30, 2020. The increase in gross margin during the three months ended June 30, 2021 was primarily driven by higher product margin and lower shrink expense, as a percentage of net sales, partially offset by deleverage of occupancy expense.

Store expenses

Store expenses decreased $1.5 million, or 2.5%, to $57.1 million for the three months ended June 30, 2021 compared to $58.6 million for the three months ended June 30, 2020. Store expenses as a percentage of net sales were 22.1% for both the three months ended June 30, 2021 and 2020, respectively. Store expenses as a percentage of net sales were flat, as labor related expenses normalized consistent with the lower sales volume.

Administrative expenses

Administrative expenses increased $0.5 million, or 6.7%, to $7.3 million for the three months ended June 30, 2021 compared to $6.8 million for the three months ended June 30, 2020. Administrative expenses as a percentage of net sales were 2.8% and 2.6% for the three months ended June 30, 2021 and 2020, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.2 million, or 55.0%, to $0.1 million for the three months ended June 30, 2021 compared to $0.3 million for the three months ended June 30, 2020, due to the impact of the number and timing of new store openings and relocations. We opened no new stores during the three months ended June 30, 2021 compared to opening two new stores during the three months ended June 30, 2020. We relocated two stores during the three months ended June 30, 2021 compared to relocating no stores during the three months ended June 30, 2020. Pre-opening and relocation expenses as a percentage of net sales were 0.1% for both the three months ended June 30, 2021 and 2020.

Interest expense, net

Interest expense, net of capitalized interest, was $0.6 million in the three months ended June 30, 2021 compared to $0.5 million in the three months ended June 30, 2020.

Income taxes

Income tax expense decreased $0.1 million for the three months ended June 30, 2021 to $1.4 million compared to $1.5 million for the three months ended June 30, 2020. The Company’s effective income tax rate was approximately 22.1% and 24.1% for the three months ended June 30, 2021 and 2020, respectively.

Net income

Net income was $5.0 million, or $0.22 diluted earnings per share, for the three months ended June 30, 2021 compared to $4.7 million, or $0.21 diluted earnings per share, for the three months ended June 30, 2020.

Nine months ended June 30, 2021 compared to the nine months ended June 30, 2020

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Nine months ended June 30,		Change In
	2021	2020	Dollars	Percent
Statements of Income Data:
Net sales	$782,867	772,664	10,203	1.3%
Cost of goods sold and occupancy costs	566,473	561,936	4,537	0.8
Gross profit	216,394	210,728	5,666	2.7
Store expenses	175,838	166,882	8,956	5.4
Administrative expenses	20,935	19,675	1,260	6.4
Pre-opening and relocation expenses	665	1,380	(715)	(51.8)
Operating income	18,956	22,791	(3,835)	(16.8)
Interest expense, net	(1,699)	(1,557)	(142)	9.1
Income before income taxes	17,257	21,234	(3,977)	(18.7)
Provision for income taxes	(3,889)	(4,957)	1,068	(21.5)
Net income	$13,368	16,277	(2,909)	(17.9)

Net sales

Net sales increased $10.2 million, or 1.3%, to $782.9 million for the nine months ended June 30, 2021 compared to $772.7 million for the nine months ended June 30, 2020, as a result of a $2.4 million decrease in comparable store sales and a $12.6 million increase in new store sales. Daily average comparable store sales increased 0.1% for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The daily average comparable store sales increase resulted from a 6.6% increase in daily average transaction size, partially offset by a 6.1% decrease in daily average transaction count. In the nine months ended June 30, 2021, customers reduced their frequency of shopping trips as a result of social distancing practices associated with the COVID-19 pandemic and related government mandates, but increased their overall basket size per shopping trip. Comparable store average transaction size was $44.49 for the nine months ended June 30, 2021. The increase in net sales during the nine months ended June 30, 2021 was primarily driven by our customers’ response to the COVID-19 pandemic and related government mandates. Also contributing to the increase in net sales during the nine months ended June 30, 2021 were marketing initiatives, promotional campaigns and increased membership in and usage of the {N}power customer loyalty program.

Gross profit

Gross profit increased $5.7 million, or 2.7%, to $216.4 million for the nine months ended June 30, 2021 compared to $210.7 million for the nine months ended June 30, 2020, primarily driven by the increased sales volumes. Gross profit reflects earnings after product and occupancy costs. Gross margin increased to 27.6% for the nine months ended June 30, 2021 compared to 27.3% for the nine months ended June 30, 2020. The increase in gross margin during the nine months ended June 30, 2021 was driven by higher product margin and a decrease in shrink expense, as a percentage of net sales.

Store expenses

Store expenses increased $9.0 million, or 5.4%, to $175.8 million for the nine months ended June 30, 2021 compared to $166.9 million for the nine months ended June 30, 2020. Store expenses as a percentage of net sales were 22.5% and 21.6% for the nine months ended June 30, 2021 and 2020, respectively. The increase in store expenses as a percentage of net sales is primarily attributed to increased labor related expenses.

Administrative expenses

Administrative expenses increased $1.3 million, or 6.4%, to $20.9 million for the nine months ended June 30, 2021 compared to $19.7 million for the nine months ended June 30, 2020. Administrative expenses as a percentage of net sales were 2.7% and 2.5% for the nine months ended June 30, 2021 and 2020, respectively.

Pre-opening and relocation expenses

Pre-opening and relocation expenses decreased $0.7 million, or 51.8%, to $0.7 million for the nine months ended June 30, 2021 compared to $1.4 million for the nine months ended June 30, 2020, due to the impact of the number and timing of new store openings and relocations. We opened two new stores during the nine months ended June 30, 2021 compared to opening six new stores during the nine months ended June 30, 2020. We relocated two new stores during the nine months ended June 30, 2021 compared to no stores during the nine months ended June 30, 2020. Pre-opening and relocation expenses as a percentage of net sales were 0.1% and 0.2% for the nine months ended June 30, 2021 and 2020, respectively.

Interest expense

Interest expense, net of capitalized interest, increased $0.1 million, or 9.1%, to $1.7 million for the nine months ended June 30, 2021 compared to $1.6 million for the nine months ended June 30, 2020.

Income taxes

Income tax expense decreased $1.1 million for the nine months ended June 30, 2021 to $3.9 million compared to $5.0 million for the nine months ended June 30, 2020. The Company’s effective income tax rate was approximately 22.5% and 23.3% for the nine months ended June 30, 2021 and 2020, respectively.

Net income

Net income was $13.4 million, or $0.59 diluted earnings per share, for the nine months ended June 30, 2021 compared to $16.3 million, or $0.72 diluted earnings per share, for the nine months ended June 30, 2020.

Non-GAAP financial measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA as adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance, including certain items such as impairment charges, store closing and lease exit costs and non-recurring items. The adjustment to EBITDA for the nine months ended June 30, 2021 related to $0.4 million in lease exit costs associated with one store that closed in the first quarter of fiscal year 2019.

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Net income	$5,032	4,691	13,368	16,277
Interest expense, net	586	505	1,699	1,557
Provision for income taxes	1,430	1,490	3,889	4,957
Depreciation and amortization	7,405	7,913	22,462	23,508
EBITDA	14,453	14,599	41,418	46,299
Lease exit costs	—	—	405	—
Adjusted EBITDA	$14,453	14,599	41,823	46,299

EBITDA decreased 1.0% to $14.5 million in the three months ended June 30, 2021 compared to $14.6 million for the three months ended June 30, 2020. EBITDA decreased 10.5% to $41.4 million in the nine months ended June 30, 2021 compared to $46.3 million for the nine months ended June 30, 2020. EBITDA as a percentage of net sales was 5.6% and 5.5% in the three months ended June 30, 2021 and 2020, respectively. EBITDA as a percentage of net sales was 5.3% and 6.0% in the nine months ended June 30, 2021 and 2020, respectively.

Adjusted EBITDA decreased 1.0% to $14.5 million in the three months ended June 30, 2021 compared to $14.6 million for the three months ended June 30, 2020. Adjusted EBITDA decreased 9.7% to $41.8 million in the nine months ended June 30, 2021 compared to $46.3 million for the nine months ended June 30, 2020. Adjusted EBITDA as a percentage of net sales was 5.6% and 5.5% in the three months ended June 30, 2021 and 2020, respectively. Adjusted EBITDA as a percentage of net sales was 5.3% and 6.0% in the nine months ended June 30, 2021 and 2020, respectively.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under the Credit Facility. Our Credit Facility consists of the $50.0 million Revolving Facility and the fully drawn $35.0 million Term Loan Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, corporate taxes and cash dividends. As of June 30, 2021, we had $14.5 million in cash and cash equivalents, as well as $49.0 million available for borrowing under our Revolving Facility. On November 18, 2020, we entered into the $35.0 million Term Loan Facility maturing November 13, 2024.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program, which will terminate on May 31, 2022. We did not repurchase any shares during the nine months ended June 30, 2021. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Revolving Facility. The timing and the number of shares repurchased will be dictated by our capital needs and stock market conditions.

We paid a special cash dividend of $2.00 per share and a quarterly cash dividend of $0.07 per share of common stock in the three months ended December 31, 2020. We paid a quarterly cash dividend of $0.07 per share of common stock in the three months ended March 31, 2021 and June 30, 2021. On August 4, 2021, our Board approved the payment of a quarterly cash dividend of $0.07 per share of common stock to be paid on September 15, 2021 to stockholders of record as of the close of business on August 30, 2021.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Nine months ended June 30,
	2021	2020
Net cash provided by operating activities	$31,013	61,457
Net cash used in investing activities	(16,792)	(25,468)
Net cash used in financing activities	(28,232)	(12,348)
Net (decrease) increase in cash and cash equivalents	(14,011)	23,641
Cash and cash equivalents, beginning of period	28,534	6,214
Cash and cash equivalents, end of period	$14,523	29,855

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities decreased $30.4 million, or 49.5%, to $31.0 million for the nine months ended June 30, 2021 compared to $61.5 million for the nine months ended June 30, 2020. The decrease in cash provided by operating activities was primarily due to a decrease in net income adjusted for non-cash items as well as cash used for working capital requirements, as compared to cash provided from working capital in the prior year.

Investing Activities

Net cash used in investing activities decreased $8.7 million, or 34.1%, to $16.8 million for the nine months ended June 30, 2021 compared to $25.5 million for the nine months ended June 30, 2020. This decrease was primarily due to a $7.8 million decrease in property and equipment acquisitions during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 due to the impact of the number and timing of new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Cash used in financing activities was $28.2 million for the nine months ended June 30, 2021 compared to $12.3 million for the nine months ended June 30, 2020. During the nine months ended June 30, 2021, the Company borrowed $35.0 million under the Term Loan Facility which was used to partially fund the $49.9 million of dividends paid to stockholders.

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

We had no amounts outstanding under the Revolving Facility as of June 30, 2021 and September 30, 2020, respectively. As of June 30, 2021 and September 30, 2020, we had undrawn, issued and outstanding letters of credit of $1.0 million and $1.3 million, respectively, which were reserved against the amount available for borrowing under the Revolving Facility. We had $49.0 million and $48.7 million available for borrowing under the Revolving Facility as of June 30, 2021 and September 30, 2020, respectively. We had $24.1 million of outstanding borrowings under the fully drawn Term Loan Facility as of June 30, 2021.

As of each of June 30, 2021 and September 30, 2020, the Company was in compliance with the financial covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 6 of Notes to Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2021, our off-balance sheet arrangements consisted of: (i) the undrawn portion of our Revolving Credit Facility and (ii) leases that have been signed but whose terms have not yet commenced. As of June 30, 2021, the Company had signed seven leases whose terms have not yet commenced; such leases are for five new stores, one store relocation and one store remodel in fiscal year 2021 and beyond. The contractual obligation related to these leases is $34.1 million (see Note 7). Between June 30, 2021 and the date of this report, one new store lease was terminated. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements or financial condition.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021 and September 30, 2020 (unaudited), (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2021 and 2020 (unaudited), (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2021 and 2020 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2021 and 2020 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on August 5, 2021.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)