Form 10-K
period 2021-09-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2021-12-09
CIK 1547459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of the registrant’s common stock on March 31, 2021, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $169,112,362.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 6, 2021 was 22,643,890.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A for the 2022 Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2021.

Natural Grocers by Vitamin Cottage, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2021

i

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ or the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example “fiscal year 2021” refers to the year from October 1, 2020 to September 30, 2021).

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

●	utilizing an efficient and flexible smaller-store format to offer affordable prices and a convenient, clean and shopper-friendly retail environment;

●	enhancing our customers’ shopping experience by providing free science-based nutrition education to help our customers make well-informed health and nutrition choices; and

●	incorporating principles of ecological sustainability into our product standards and Company practices.

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

In 1998, the second generation of the Isely family, including Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, purchased our predecessor and the Vitamin Cottage® trademark and assumed control of the business. Since then, we have grown our store count from 11 stores in Colorado to 162 stores in 20 states as of September 30, 2021. We have also implemented numerous organizational and operational improvements that have enhanced our ability to scale our operations. We believe that by staying true to our founding principles, we have been able to continue to attract new customers, extend our geographic reach and further solidify our competitive position.

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

Our Competitive Strengths

We believe we are well-positioned to capitalize on favorable natural and organic grocery and dietary supplement industry dynamics as a result of the following competitive strengths:

Strict focus on high-quality natural and organic grocery products and dietary supplements. We offer high-quality products and brands, including an extensive selection of widely recognized natural and organic food, dietary supplements, body care products, pet care products and books. We offer our customers an average of approximately 21,000 Stock Keeping Units (SKUs) of natural and organic products per comparable store (stores open for 13 months or longer), including an average of approximately 6,900 SKUs of dietary supplements. We believe our broad product offering enables our customers to shop our stores for substantially all of their grocery and dietary supplement purchases. In our grocery departments, we only sell USDA certified organic produce and do not approve for sale grocery products that are known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils. In addition, we only sell pasture-raised, non-confinement dairy products, free-range eggs (i.e., from chickens that are not only cage-free but also provided with sufficient space to move) and naturally raised meats (i.e., from animals that are not known to have been treated with antibiotics, hormones or growth promoters, or fed animal by-products). Consistent with this strategy, our product selection does not include items that do not meet our strict quality guidelines. Our store managers enhance our robust product offering by customizing their stores’ selections to address the preferences of local customers. All products undergo a stringent review process to ensure the products we sell meet our strict quality guidelines, which we believe helps us generate long-term relationships with our customers based on transparency and trust.

Engaging customer service experience based on education and empowerment. We strive to offer consistently exceptional customer service in a convenient, clean and shopper-friendly environment, which we believe creates a differentiated shopping experience, enhances customer loyalty and generates repeat visits from our clientele. A key aspect of our customer service model is to provide free nutrition education to our customers. We believe this focus provides an engaging retail experience while also empowering our customers to make informed decisions about their health. We offer our science-based nutrition education through our trained Crew members, our Health Hotline® magazine, community outreach programs, one-on-one nutrition health coaching, nutrition classes, cooking demonstrations and our website. Our commitment to nutrition education and customer empowerment is emphasized throughout our entire organization, from executive management to store Crew members. Every store also maintains a Nutritional Health Coach (NHC) position. The NHC is responsible for educating our customers about good nutrition and for training our store employees on how to assist customers in compliance with applicable local, state and federal regulations. Each NHC must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. Substantially all of our NHCs are full-time Crew members. We believe our NHC position represents a key element of our customer service model.

Scalable operations and replicable, cost-effective store model. We believe our scalable operating structure, attractive new store model, flexible real estate strategy and disciplined approach to new store development allow us to maximize store performance and continue to grow our store base. Our store model has been successful in highly competitive markets and has supported significant growth outside of our original Colorado geography. We believe our supply chain and infrastructure are scalable and will accommodate growth based on the ability of our primary distribution relationships to effectively service our planned store locations. Our investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems, support this growth. We also have a comprehensive human resources information and learning management system (HRIS) to further support the scalability of our operations. In addition, we have established effective site selection guidelines, as well as scalable procedures to enable us to efficiently open new stores after lease execution. The smaller-store footprint made possible by our limited offering of prepared foods reduces real estate costs, labor costs and perishable inventory shrink and allows us to leverage our new store opening costs.

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

Experienced and committed management team with proven track record. Our executive management team has an average of 36 years of experience in the natural grocery industry, while our entire management team has an average of 31 years of relevant experience. Since the second generation of the Isely family assumed control of the business in 1998, we have grown our store count from 11 stores to 162 stores as of September 30, 2021 by remaining dedicated to our founding principles. Over their tenure, members of our executive management team have been instrumental in establishing a successful, scalable operating model, generating consistently strong financial results and developing an effective site selection and store opening process. The depth of our management experience extends beyond our home office. As of September 30, 2021, our store managers and assistant managers at comparable stores had average tenures of approximately five years with us. In addition, we have a track record of promoting store management personnel from within. We believe our management’s experience at all levels will allow us to continue to grow our store base while maintaining operational excellence by driving efficiencies in store and back room operations, managing inventory levels and focusing on exceptional customer service.

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Expand our store base. We intend to continue expanding our store base through new store openings in existing markets, as well as penetrating new markets, by leveraging our core competencies of site selection and efficient store openings. In fiscal year 2021, we opened three new stores and in fiscal year 2020, we opened six new stores. We plan to open four to six new stores in fiscal year 2022, none of which opened during the first quarter of fiscal year 2022 prior to the filing of this Form 10-K. As of the date of this report, we have signed leases or acquired property for an additional five new stores that we plan to open in fiscal years 2022 and beyond.

Store locations as of September 30, 2021.

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

Grow our customer base. We plan to continue building our brand awareness, which we anticipate will grow our customer base. During fiscal year 2021, the measures we took that were aimed at enhancing our brand awareness included: (i) implementing marketing outreach efforts to inform customers of the health and safety measures we have implemented to protect the wellbeing of our customers and Crew members in response to the COVID-19 pandemic; (ii) featuring new {N}power® promotions to highlight affordable family meals; (iii) utilizing {N}power® to identify and send personalized offers to our customers; (iv) continuing to make enhancements to our monthly Health Hotline magazine; (v) organizing month-long topical special promotions; (vi) expanding our social media reach through increased investment in paid and organic placements on platforms such as Facebook, Twitter, Instagram and YouTube; (vii) conducting television, radio, outdoor advertising and targeted direct mail campaigns in select markets; and (viii) continuation of home delivery services. We believe offering nutrition education has historically been one of our most effective marketing strategies for reaching new customers and increasing the demand for natural and organic groceries and dietary supplements in our markets. To maximize their impact, we encourage our NHCs to focus on relationship-building opportunities in our communities and with our customers, including promotions, educational cooking events, lectures and classes in our stores. Additionally, we seek to attract new customers by enhancing their nutrition knowledge through the distribution of printed and digital versions of our broad range of educational resources, including the Health Hotline magazine. In addition to offering nutrition education, our strategy is to attract new customers with our Always Affordable Price and to build community awareness through our support of local vendors and charities.

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

Our Stores

Our stores offer a comprehensive selection of natural and organic groceries and dietary supplements in a smaller-store format that aims to provide a convenient, clean and easily shopped environment for our customers. Our store design emphasizes a clutter-free, organized feel, a quiet ambience accented with warm lighting and the absence of aromas from meat and seafood counters present in many of our competitors’ stores. We believe our core customers consider us a destination stop for their nutritional education and information, natural and organic products and dietary supplements.

Our Store Format. Our stores range from approximately 5,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet. In fiscal year 2021, our three new stores and five relocations/remodels averaged approximately 10,000 selling square feet. Approximately one quarter of our stores’ selling square footage is dedicated to dietary supplements. Most of our stores also include a dedicated community room available for public gatherings, a demonstration kitchen for cooking education and/or lecture space. Our comparable stores sell an average of approximately 21,000 SKUs of natural and organic products per store, including an average of approximately 6,900 SKUs of dietary supplements. Set out below is the layout for our new stores:

Site Selection. Our real estate strategy is adaptable to a variety of market conditions. When selecting locations for new stores, we use analytical models, based on research and data provided by third parties and our extensive experience, to identify promising store locations. We typically locate new stores in prime locations which offer easy customer access and high visibility. Many of our stores are near other supermarkets or gourmet food retailers, and we complement their conventional product offerings with high-quality, affordable natural and organic groceries and dietary supplements in an efficient and convenient retail setting. Our model for selecting viable new store locations incorporates factors such as target demographics, community characteristics, nearby retail activity and other measures and is based on first-hand observation of the community’s characteristics surrounding each site. We have Crew members dedicated to opening new stores efficiently and quickly, typically within approximately nine months from the time of lease execution.

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

Our NHCs are a core element of our nutrition education program. Every store has a NHC position to educate customers and train Crew members on nutrition. NHCs must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. To educate and empower customers to make informed nutrition choices, our NHCs are available for complimentary one-on-one nutrition health coaching sessions. Each NHC is also responsible for various relationship-building opportunities in our communities and with our customers, including educational activities such as nutrition classes, lectures, seminars, health fairs and store tours. To maximize the impact of our NHCs, we stress the importance of their focusing on in-store educational events, offering health coaching sessions and holding nutrition classes in the community by partnering with school, municipal and corporate wellness programs. During fiscal year 2021, while our NHCs suspended in-person health coaching sessions, community nutrition classes and in-store education events in response to the COVID-19 pandemic, we offered remote nutrition education and cooking classes to customers through virtual platforms. We believe that our NHCs’ focus on relationship-building opportunities in our communities and with our customers helps to enhance our marketing and branding initiatives. Additionally, our NHCs are an onsite resource for nutrition training and education for our Crew members. Each NHC trains our Crew members to use a compliant educational approach to customer service without attempting to diagnose or treat specific conditions or ailments. We believe our NHC position is a competitive differentiator and represents a key element of our customer service model.

Our training and education programs are supplemented by outside experts, online materials and printed handouts. We also use our Health Hotline magazine to educate our customers. The Health Hotline magazine, which was published 11 times in fiscal year 2021, includes in-depth articles on health and nutrition, along with a selection of sale items. The printed version of the Health Hotline magazine is mailed to subscribers and distributed in our stores. In addition, an electronic version of the Health Hotline magazine is distributed to subscribers via the internet and posted on our website.

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

What We Sell. We operate both a full-service natural and organic grocery store and a dietary supplement store within a single retail location. The following is a breakdown of our sales mix for the fiscal year ended September 30, 2021:

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

■

Natural Grocers Brand Products.  We sell an expanding range of Natural Grocers brand private label products, including pasta, pasta sauce, ketchup, canned beans and vegetables, frozen vegetables, frozen fruit, frozen meals, frozen pizza, bread, baking mixes, plant based butter, olives, olive oil, coconut oil, coconut milk, honey, maple syrup, preserves, chocolate, coffee, kombucha, bacon, beef jerky, canned seafood, popcorn, tortilla chips, taco shells, eggs, cheese, apple sauce, apple cider vinegar, spring water, paper products, cleaning products, and other products.

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

■	Beer, Wine and Hard Cider. We sell craft beer, craft hard cider and/or organic and biodynamic wine at certain stores in Arizona, Colorado, Kansas, Louisiana, Missouri, Oklahoma, Oregon and Texas.

●

Dietary Supplements. Our dietary supplement department primarily sells name-brand supplements, as well as a line of Natural Grocers brand private label dietary supplements. The department is carefully organized to help both Crew members and customers find products efficiently. We generally offer several different formulations and potencies for each type of product in order to meet our customers’ varying needs.

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

The key elements of our pricing strategy include:

●	Always Affordable Price throughout our stores;

●	heavily advertised Health Hotline deals supported by manufacturer participation;

●	discounts offered to {N}power® members;

●	short term price promotions related to holidays, targeted campaigns and other events;

●	in-store specials generally lasting for one month and not advertised outside the store;

●	managers’ specials, such as clearance, overstock, short-dated or promotional incentives; and

●	specials on seasonally harvested produce.

As we continue to expand our store base, we believe there are opportunities for increased leverage in fixed costs, such as administrative expenses, as well as increased economies of scale in sourcing products. We strive to keep our product, operating and general and administrative costs low, which allows us to continue to offer attractive pricing for our customers.

Our Store Operations

Store Hours. Our stores typically are open from 8:30 a.m. to 9:06 p.m., Monday through Saturday, and from 9:00 a.m. to 8:06 p.m. on Sunday.

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

Sourcing and Vendors. We source from approximately 1,100 suppliers and offer approximately 3,200 brands. These suppliers range from small independent businesses to multi-national conglomerates. As of September 30, 2021, we purchased approximately 78% of the goods we sell from our top 20 suppliers. For the fiscal year ended September 30, 2021, approximately 67% of our total purchases were from United Natural Foods Inc. and its subsidiaries (UNFI). In fiscal year 2016, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through May 31, 2021, subject to automatic renewals for successive one-year periods unless otherwise terminated by either party, and we are currently operating under the automatic renewal term. In May 2018, we entered into an amendment to our agreement with UNFI pursuant to which we appointed Albert’s Organics, a wholly owned subsidiary of UNFI, as our primary supplier of organic produce products for the majority of our stores. We maintain good relations with UNFI and while we are exploring a longer-term extension of our relationship with UNFI beyond the expiration of the current annual auto renewal term on May 31, 2022, we believe we have adequate alternative supply methods, including self-distribution. As a result of current global supply chain issues, partially attributable to the COVID-19 pandemic, we have experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain and such disruptions have moderated, although certain products remain in relatively short supply or are unavailable from time to time.

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

As of September 30, 2021, we employed 3,218 full-time and 974 part-time (less than 30 hours per week) Crew members, including a total of 333 Crew members at our home office and our bulk food repackaging facility and distribution center. None of our Crew members are subject to a collective bargaining agreement. We believe we have good relations with our Crew members. We have an established set of standard operating procedures to manage our human capital management function, including hiring and human resource policies, training practices and operational instruction manuals. This allows each store to operate with strict accountability and still maintain independence to respond to its unique circumstances.

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

Crew Member Development and Promotion. Investing in the development of our Crew members is an important area of focus to ensure the sustainability of our business. We prioritize promoting leaders from within our organization and strive to support career development through regular training and leadership development opportunities. During fiscal year 2021, we promoted internal candidates to fill 100% of our vacant regional manager positions, 87% of our vacant store manager and assistant store manager positions, and approximately 78% of our vacant department manager positions. We are committed to inclusion and diversity in our approach to hiring and promotion, including among our store management. As of September 30, 2021, approximately 48% of our store managers and approximately 50% of our assistant store managers were women.

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

Caring for our Crew members during the COVID-19 pandemic. During the COVID-19 pandemic, we have taken a number of actions to promote the health and wellbeing of our Crew members, and to reward our Crew members for their contributions to our success. These actions have included permanent wage increases and paying discretionary bonuses to our Crew members during the COVID-19 pandemic, providing personal protective equipment, daily immune and stress support supplements to our Crew members at no cost, and expanding healthcare benefits and paid leave for our Crew members. During fiscal 2021, the Company also established The Natural Grocers Heroes in Aprons Fund, a nonprofit organization that provides short-term financial assistance to qualifying Crew members or their immediate family members who experience unanticipated hardships.

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

Marketing and Advertising

A significant portion of our marketing efforts is focused on educating our customers on the benefits of natural and organic grocery products, dietary supplements and our quality standards. Our customer outreach programs provide practical general nutrition knowledge to a variety of groups and individuals, schools, businesses, families and seniors. These educational efforts fulfill one of our founding principles and also offer us the opportunity to build relationships with customers and community influencers. During fiscal year 2021, in response to the COVID-19 pandemic we continued our marketing outreach efforts to inform customers of the health and safety measures we have implemented in our stores to protect the health and wellbeing of our customers and our Crew.

{N}power® Customer Loyalty Program. We introduced the {N}power® customer loyalty program in fiscal year 2015. {N}power® members receive digital coupons, discounted pricing on certain staple items (such as free-range eggs), personalized offers and other rewards, all by providing their phone number at the time of checkout. We believe the {N}power® program has enhanced customer loyalty and increased customer traffic and engagement levels. During fiscal year 2021, we implemented a new reward points system intended to simplify the accumulation of rewards for {N}power® users and improve the customer loyalty program experience. We also continued to enhance the personalization, frequency and range of our {N}power® offerings and featured {N}power® promotions highlighting affordable family meals. We sponsored sweepstakes and digital scavenger hunts for {N}power® members to promote program membership and sales, with an emphasis on dietary supplement sales. We believe these steps helped to increase membership in the {N}power® program during fiscal year 2021. We had approximately 1.5 million registered {N}power® members as of September 30, 2021 compared to approximately 1.3 million {N}power® members as of September 30, 2020.

Health Hotline. The Health Hotline is a four-color magazine that contains a mix of in-depth health and nutrition articles, along with a selection of popular sale items. The articles aim to be relevant, science-based and written to reflect the most recent research findings. During fiscal year 2021, we continued to enhance our Health Hotline magazine. The Health Hotline magazine was published 11 times during fiscal year 2021, and we expect comparable publication frequency during fiscal year 2021. The printed version of the Health Hotline magazine is mailed to subscribers and distributed in our stores. In addition, an electronic version of the Health Hotline magazine and a weekly electronic Health Hotline newsletter are distributed to subscribers via the internet. Generally, we negotiate with our suppliers for significantly lower costs on Health Hotline featured sale items, which in turn allows us to offer lower sale prices to our customers. Focused staff training at all locations occurs concurrently with the release of each Health Hotline to ensure that store staff are familiar with the content in each issue.

Special Promotions and Sponsorships During fiscal year 2021, we organized special promotions to coincide with certain calendar events, such as Resolution Reset Day in January, Earth Day in April, and on the 66th anniversary of the Company’s founding in August. We also organized month-long special promotions such as the “Beauty Bonanza” in February, the “Art of Burgering” campaign during July and the “Organic Harvest Month” campaign during September. Our special promotions frequently include product discounts, sweepstakes, charitable fundraisers and nutrition education classes. During fiscal 2021, we featured a number of events intended to promote sales to friends and family of our Crew members. We expect to continue offering similar special promotions and events in the future. During fiscal year 2021, we organized a number of charitable sponsorships, including collecting donations from customers on behalf of local food banks and an environmental non-profit organization. In addition, we donated 1% of all our sales on one day during our 66th anniversary to our Natural Grocers Heroes in Aprons Fund, which provides emergency relief to our Crew members.

Website and Social Media. We maintain www.naturalgrocers.com as our official Company website to host store information, sale and discount offers, educational materials, product and standards information, policies and contact forms, advocacy and news items and e-commerce capabilities. Our website is intended to be part of an overall enhanced branding strategy to more effectively communicate our brand’s unique and compelling attributes, including our founding principles. Our website features enhanced product and recipe search interfaces and improved functionality with mobile and tablet devices. We believe the continued growth of site visitors, page views and other metrics of our website activity indicates that our content is timely and informative to the communities we serve. Our website is interlinked with other online and social media outlets, including Facebook, Instagram, Twitter, Pinterest and YouTube. During fiscal year 2021, we continued to increase our investment in paid and organic placements on platforms such as Facebook, Twitter, Instagram and YouTube, resulting in enhanced social media reach, and organized social media campaigns designed to engage with millennials. We expect to continue investing in digital engagement activities during fiscal year 2022.

Advertising. Our advertising activities in fiscal year 2021 included: (i) conducting television advertising campaigns; (ii) conducting radio advertising campaigns in support of new store openings and store relocations; (iii) conducting outdoor advertising campaigns; (iv) conducting targeted direct mail campaigns, and (v) utilizing organic search, search engine marketing, search engine optimization and display advertisements to deliver more customer traffic to our website and stores.

Home Delivery Services. As of September 30, 2021, we offered online ordering and home delivery services at 157 of our stores in partnership with a third party.

New Store Openings. We use various targeted marketing efforts to support the successful introduction of our new stores in their individual markets. In addition to the distribution of our Health Hotline magazine and Internet and social media efforts targeted to the region, we utilize direct mail distribution of introductory booklets and postcards promoting our brand and providing discounts and other incentives for new customers. We also focus on community relationship-building activities, including a series of lectures and cooking and other demonstrations in each new store’s community room and/or demonstration kitchen. Other new store promotional activities include gift card and prize giveaways, sweepstakes, musical performances, appearances by our sponsorship partners and participation by local community leaders and organizations.

Online Pre-Ordering of Holiday Turkeys. We offer an online process to pre-order organic and free-range turkeys for the Thanksgiving and Christmas holidays.

Competition

The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Kroger and Safeway; domestic mass or discount retailers such as Wal-Mart and Target; natural and gourmet markets such as Whole Foods and The Fresh Market; foreign-based discount retailers such as Aldi, Lidl and Ahold Delhaize; specialty food retailers such as Sprouts and Trader Joe’s; warehouse clubs such as Sam’s Club and Costco; dietary supplement retailers such as GNC and The Vitamin Shoppe; online retailers; meal delivery services; independent health food stores; drug stores; farmers’ markets; food co-ops; and multi-level marketers. Competition in the grocery industry may intensify, and shopping dynamics may shift, as a result of, among other things, industry consolidation, new technologies, expansion by existing competitors and the increasing availability of grocery ordering, pick-up and delivery options. These businesses compete with us on the basis of price, selection, quality, customer service, convenience, location, store format, shopping experience, ease of ordering and delivery or any combination of these or other factors. They may also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We also face internally generated competition when we open new stores in markets we already serve. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage.

Seasonality

Our business is active throughout the calendar year and does not experience significant fluctuation caused by seasonal changes in consumer purchasing.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. During the course of the COVID-19 pandemic, federal, state and local authorities have imposed, from time to time, a number of public health mandates intended to prevent the spread of the virus, including vaccine mandates, social distancing, quarantine, wearing face coverings, and “stay-at-home” measures. While significant efforts to distribute COVID-19 vaccines to the public have commenced across the United States and states have reopened their economies by easing restrictions, certain of these public health mandates have had an adverse impact on the U.S. economy. Additional negative financial markets and industry-specific impacts could result from future case surges, outbreaks, COVID-19 virus variants, the potential that current vaccines may be less effective or ineffective against future COVID-19 virus variants, and the risk that large groups of the population may not receive vaccinations against COVID-19. The long-term economic impact of the COVID-19 pandemic is unknown at this time. We have experienced increased levels of net sales and average transaction size due to the COVID-19 pandemic as public health measures have been implemented by states across our footprint and customers have adjusted to these new circumstances by consuming more food at home. We believe our proactive response to the COVID-19 pandemic has resulted in increased customer loyalty, but there can be no assurance we will continue to experience elevated levels of net sales, in particular, when the COVID-19 pandemic subsides. The impact of the COVID-19 pandemic and government mandates on our business and results of operations is discussed throughout this Form 10-K, including under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

Trademarks and Other Intellectual Property

We believe that our intellectual property is important to the success of our business. We have received the registration of trademarks not only for Natural Grocers®, Vitamin Cottage and Health Hotline but also for our logo, Natural Grocers by Vitamin Cottage® and Vitamin Cottage Natural Grocers® for appropriate categories of trade. In addition, we have received the registration of service marks for EDAP – Every Day Affordable Price, {N}power®, Organic Headquarters®, Organic Month Headquarters®, Organic Produce Headquarters®, Natural Grocers Cottage Wine and Craft Beer® and Resolution Reset Day® and registrations of trademarks for These Came First® and Natural Grocers Top 10 Nutrition Trends®. We do not own or license for use any patents, franchises or concessions that are material to our business. Our trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are properly maintained.

Information Technology Systems

We have made significant investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems. We use an ERP system with an integrated merchandise management, reporting and accounting system at all of our stores, as well as at our bulk food repackaging facility and distribution center and for corporate functions including accounting, reporting and purchasing. Our ERP system application support and hardware functions are outsourced, which allows us to focus on our core business. We also have an enterprise-wide HRIS, which has enabled us to more efficiently and effectively manage our human resources and payroll needs at all locations. In recent years, we have implemented a Company-wide scheduling system for our stores, deployed new handheld technology and VoIP telephony solutions at all our stores, and increasingly leveraged cloud technology in our information technology systems. We have also invested in upgrading communication circuits and refreshing network and security hardware and systems at all our stores and our corporate headquarters. We plan to continue investing in our information technology infrastructure with systems that scale with and add efficiencies to our operations as we continue to grow.

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

The FDA also exercises broad jurisdiction over the labeling and promotion of cosmetics, food and dietary supplements. Labeling is a broad concept that, under most circumstances, extends even to product-related claims and representations made on a company’s website and printed or digital media. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to standards of product identity, net quantity/weight, nutrition facts labeling, ingredient statements, contact information for the manufacturer/packer/distributor, allergen, and certain other disclosures. Similarly, cosmetic products labeling must also contain certain information, including the nature and use of the product such as net quantity/weight, ingredient statements, and contact information for the manufacturer/packer/distributor. The FDA also regulates the use of claims made about these products, including structure/function claims (e.g., “calcium builds strong bones”), qualified health claims (e.g., "adequate calcium throughout life may reduce the risk of osteoporosis"), and nutrient content claims (e.g., “high in antioxidants”), and others. “Organic” claims, however, are primarily regulated by the USDA. Certain new food labeling requirements, primarily related to the Nutrition Facts Label, went into full effect on January 1, 2021.

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

Food and Dietary Supplement Advertising. In addition to the FDA’s regulatory control over product labeling, the FTC also exercises jurisdiction over the advertising of foods and dietary supplements, including health benefit claims, general claims about environmental benefits, and claims about the geographic origin of products (e.g. “Made in the USA”) and claims about whether product packaging is recyclable or compostable, as well as deceptive advertising methods. The FTC has the power to levy monetary sanctions and impose “consent decrees” and penalties that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. In addition, private parties are increasingly initiating broad consumer class actions against food and dietary supplement manufacturers for false or misleading labeling and/or advertising.

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

Segment Information

We have one reporting segment, natural and organic retail stores, through which we conduct all of our business. Please see the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2021, set forth in Part IV of this Form 10-K, for financial information regarding this segment.

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

•	Claims under our self-insurance program may differ from our estimates, which could negatively impact our results of operations;

•	If we are unable to protect our intellectual property rights, our ability to compete and the value of our brand could be harmed;

•	Inflation or deflation could adversely affect our business;

•	Energy costs are a significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability;

•	Increases in certain costs affecting our marketing, advertising and promotions may adversely impact our ability to advertise effectively and reduce our profitability;

•	Legal proceedings could adversely affect our business, financial condition and results of operations;

•	Effective tax rate changes and results of examinations by taxing authorities could materially impact our results of operations;

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

•

The products we sell could suffer from real or perceived quality or food safety concerns and may cause unexpected side effects, illness, injury or death that could result in their discontinuance or expose us to lawsuits, any of which could result in unexpected costs and damage to our reputation; and

•	Our political advocacy activities may reduce our customer count and sales.

Risks related to our indebtedness and liquidity

•	Our credit facility could limit our operational flexibility;

•	We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could adversely impact our business;

•	Our liquidity needs may require us to raise additional capital through debt or equity financings; and

•	Our share repurchase program may adversely affect our liquidity and cause fluctuations in our stock price.

General risks related to our common stock

•	The market price of our common stock has been volatile and may continue to be volatile, and our stockholders may not be able to sell our common stock at a favorable price or at all;

•	An inability to maintain or improve levels of sales growth could cause our stock price to decline;

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

During fiscal years 2021 and 2020, we opened three and six new stores, respectively. We plan to open four to six new stores and relocate three to four existing stores in fiscal year 2022. We expect our rate of new store unit growth in the foreseeable future to be dependent on economic and business conditions and other factors, including the impact of the COVID-19 pandemic and related government mandates. Delays or failures in opening new stores, or achieving lower than expected sales in new stores, could materially and adversely affect our growth. Our plans for continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ and may require us to upgrade our management information system and our distribution infrastructure. We currently operate a single bulk food repackaging facility and distribution center, which houses our bulk food repackaging operation. In order to support our recent and expected future growth and to maintain the efficient operation of our business, we may need to add additional capacity in the future. These increased demands and operating complexities could cause us to operate our business less efficiently, which could materially and adversely affect our operations, financial performance and future growth.

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

We have actively pursued new store growth and plan to continue doing so in the future. We expect the rate of new store unit growth in the foreseeable future to be dependent on economic and business conditions and other factors, including the impact of the COVID-19 pandemic and related government mandates. Our new store openings may not be successful or reach the sales and profitability levels of our existing stores. Although we target particular levels of cash-on-cash returns and capital investment for each of our new stores, new stores may not meet these targets. Any store we open may not be profitable or achieve operating results similar to those of our existing stores. New store openings may negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution to overall profitability during the initial period following opening. New stores build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our existing stores. New stores may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all. This may have an adverse effect on our business, financial condition and operating results.

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

Our store sales growth and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our store sales growth and quarterly financial performance, including:

●	changes in our merchandising strategy or product mix;

●	the performance of our newer and remodeled stores;

●	the effectiveness of our inventory management;

●	the timing and concentration of new store openings, and the related additional human resource requirements and pre-opening and other start-up costs;

●	slowing in the natural and organic retail sector;

●	the cannibalization of existing store sales by our new store openings;

●	levels of pre-opening expenses associated with new stores;

●	the timing and effectiveness of our marketing activities;

●	consumer preferences, buying trends and spending levels;

●	food and commodity price inflation or deflation;

●	the number and dollar amount of customer transactions in our stores;

●	seasonal fluctuations due to weather conditions and extreme weather-related disruptions;

●	our ability to generate new and repeat visits to our stores and adequate levels of customer engagement;

●	actions by our existing or new competitors, including pricing changes and delivery and fulfillment options;

●	regulatory changes affecting availability and marketability of products;

●	supply shortages or other operational disruptions;

●	general United States economic conditions and, in particular, the retail sales environment;

●	executive, legislative or regulatory actions that restrict or limit our access to foreign-sourced goods; and

●	the impact of the COVID-19 pandemic on our operations and the U.S. economy.

Accordingly, our results for any one fiscal year or quarter are not necessarily indicative of the results to be expected for any other year or quarter. Our comparable store sales during any particular future period may decrease. In the event of any future decrease, the price of our common stock could decline. For more information on our results of operations for fiscal years 2021 and 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Economic conditions and consumer spending may also be adversely impacted by political instability. The outbreak or escalation of war, the occurrence of terrorist acts or other hostilities in or affecting the United States, or concerns regarding epidemics in the United States or in international markets could also lead to a decrease in spending by consumers or may cause our customers to avoid visiting our stores. The COVID-19 pandemic and related government mandates have adversely impacted the United States economy. See “The ongoing COVID-19 pandemic has impacted our operations and this or other future pandemics could materially impact our business, results of operations and financial condition” below. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new customers and to provide products that appeal to customers at prices they are willing and able to pay. Prolonged unfavorable economic conditions or political instability may have an adverse effect on our sales and profitability.

The ongoing COVID-19 pandemic has impacted our operations and this or other future pandemics could materially impact our business, results of operations and financial condition.

The COVID-19 pandemic and the resulting government mandates have had a significant impact on our operations. For as long as it continues, and in the event there is another widespread regional, national or global health epidemic or pandemic, our business could be severely impacted. While we are closely monitoring the economic impact of the COVID-19 pandemic and government mandates on our business, the long-term financial impact of the COVID-19 pandemic and government mandates is unknown at this time. Although our operations have generally stabilized since the onset of the COVID-19 pandemic, we expect the long-term impact of the COVID-19 pandemic and government mandates on our financial condition, results of operations and cash flows will largely depend on the extent and duration of the COVID-19 pandemic, the governmental and public actions taken in response, and the effect the COVID-19 pandemic will have on the U.S. economy and consumer behavior.

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

●

While all of our stores have continued operating since the start of the COVID-19 pandemic, government mandates issued by local, state or federal authorities in the future may make it more difficult or impossible for customers to shop at our stores. In addition, limitations imposed by federal, state or local authorities on the number of customers who may shop at our stores at any given time could impact those stores’ transaction count. Further, federal, state or local authorities could take action to ban in-store grocery shopping in favor of home delivery and curbside pick-ups. Any such governmental actions could negatively impact our sales.

●

Our costs may increase as a result of the COVID-19 pandemic and government mandates. For example, from time to time during the COVID-19 pandemic, we have hired more Crew members to handle increased operational demands at our stores. Depending on the duration of the COVID-19 pandemic and government mandates, we may be required to incur additional labor and other costs to meet the challenges posed by the COVID-19 pandemic.

●

If a store Crew member contracts the COVID-19 virus, or if an infected customer spreads the virus at a store, that store may need to be temporarily closed for cleaning and sanitizing. Such temporary store closures could affect multiple stores at the same time.

●	The impact of the COVID-19 pandemic may make it challenging to adequately staff our stores.

●

The COVID-19 pandemic and related government mandates have adversely impacted the United States economy. In the event of a prolonged economic downturn, consumer spending could be adversely affected, which in turn could lead to a decrease in spending by consumers, cause our customers to avoid visiting our stores and cause us to experience lower than expected net sales. In addition, customers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, customers may reduce the amount of natural and organic products that they purchase and instead purchase conventional offerings, which generally have lower retail prices, at other stores.

●

We have experienced increased levels of net sales and average transaction size due to the COVID-19 pandemic as public health measures have been implemented by states across our footprint and customers have adjusted to these new circumstances by consuming more food at home. While we believe that our proactive response to the COVID-19 pandemic has resulted in increased customer loyalty, there can be no assurance that the Company will continue to experience elevated levels of net sales once the COVID-19 pandemic subsides.

●

The products we sell are sourced from a wide variety of domestic and international suppliers. Since the outbreak of the COVID-19 pandemic, we have experienced shortages of certain products and delays in the delivery of certain products to our stores. While we have taken steps to mitigate these disruptions, the COVID-19 pandemic could: (i) adversely impact our business by disrupting or delaying the production and delivery of products to our stores; (ii) adversely impact transport availability and cost; (iii) impact the financial stability of our suppliers; and (iv) cause our suppliers to prioritize the supply of scarce products to our competitors.

●	We could be subject to legal proceedings brought by customers or Crew members related to the COVID-19 pandemic or government mandates.

Any of the foregoing impacts of the COVID-19 pandemic and government mandates could have a material adverse effect on our business, financial position and results of operations. The duration of any such impacts cannot be predicted because of the unpredictable nature of the COVID-19 pandemic and government mandates. Additionally, our business could be severely impacted by widespread regional, national or global health epidemics unrelated to COVID-19 in the future, which could adversely impact our business.

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

We intend to continue our focus on improving our operating margins by leveraging more efficiencies of scale, additional improved systems, further cost discipline, added focus on appropriate store labor levels and even more disciplined product selection. If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the efficiencies of scale that we expect from expansion. If we are not able to capture greater efficiencies of scale, improve our systems, further enhance our cost discipline and increase our focus on appropriate store labor levels and disciplined product selection, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to increase sales and reduce inventory shrink. Further, pricing pressures from competitors and the impact of the product discounts offered by the {N}power® customer loyalty program may also adversely impact our operating margins. As a result, our operating margins may stagnate or decline, which could have a material adverse effect on our business, financial condition and results of operations and adversely affect the price of our common stock.

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

The certified organic products we sell must be produced in compliance with government regulations and must comply with the requirements of the NOP in order to be labeled as such. Certain products we sell in our stores could lose their “organic” certification if their operation does not comply with the applicable standards and required practices of the NOP, including foreign operations using practices allowed under their country’s respective organic equivalency agreement. The loss of any certifications could reduce the availability of organic products that we can sell in our stores and harm our business.

Disruptions affecting our significant suppliers, or our relationships with such suppliers, could negatively affect our business.

UNFI is our single largest third-party supplier, accounting for approximately 67% of our total purchases in fiscal year 2021. In fiscal year 2016, we extended our long-term relationship with UNFI as our primary supplier of dry grocery and frozen food products through May 31, 2021, subject to automatic renewals for successive one-year periods unless otherwise terminated by either party. In May 2018, we entered into an amendment to our agreement with UNFI pursuant to which we appointed Albert’s Organics, a wholly owned subsidiary of UNFI, as our primary supplier of organic produce products for the majority of our stores. While we are exploring a longer-term extension of our relationship with UNFI beyond the expiration of the current annual auto renewal term on May 31, 2022, if our distribution agreement with UNFI were terminated or not renewed, we may be unable to establish alternative distribution channels on reasonable terms or at all. Due to this concentration of purchases from a single third-party supplier, the cancellation or non-renewal of our distribution agreement with UNFI, or the disruption, delay or inability of UNFI to deliver product to our stores, could materially and adversely affect our business, financial condition and results of operations. In addition, if UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, that supplier’s operations may be disrupted, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We and certain of our vendors use overseas sourcing to varying degrees to manufacture some or all of the products we sell. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including changes in the United States’ foreign trade policies resulting in the imposition of additional import restrictions, withdrawal from, or material modifications to, international trade agreements, unanticipated political changes, increased customs duties or tariffs, labor disputes, health epidemics, adverse weather conditions, crop failure, acts of war or terrorism, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could increase our costs and materially harm our business, financial condition and results of operations. Our business is also subject to a variety of other risks generally associated with indirectly sourcing goods from abroad, such as political instability, disruption of imports by labor disputes, currency fluctuations and local business practices. In addition, requirements imposed by the FSMA compel importers to verify that food products and ingredients produced by a foreign supplier comply with all applicable legal and regulatory requirements enforced by the FDA, which could result in certain products being deemed ineligible for import. In addition, the Department of Homeland Security may at times prevent the importation or customs clearance of certain products and ingredients for reasons unrelated to food safety.

Adverse weather conditions, natural disasters and the effects of climate change could disrupt our supply chain and adversely impact our sales and financial performance.

Adverse weather conditions and natural disasters could impact customer traffic at our stores, make it more difficult to fully staff our stores and, in more severe cases, such as hurricanes, earthquakes, floods, droughts, tornadoes or blizzards, eliminate the availability, or significantly increase the cost, of the products we sell, reduce or eliminate our ability to deliver supplies to the affected stores and cause closures of the affected stores, sometimes for prolonged periods of time. In addition, climate change could reduce or eliminate the availability, or significantly increase the cost, of the products we sell at our stores. The increasing frequency and unpredictability of adverse weather conditions may result in decreased customer traffic, less accurate year-to-year comparisons in sales, supply disruptions and other factors affecting our financial performance. The response of federal, state and local governmental bodies and agencies to climate change through regulations, mandates, taxes or levies could materially increase our cost to operate, obtain products at a reasonable price or build and operate our store facilities, resulting in a material adverse effect on our financial results. Any of these situations could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2021, we had primary store concentration in Colorado and Texas, operating 41 stores and 25 stores in those states, respectively. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenue and profitability. These factors include, among other things, changes in demographics, population, competition, consumer preferences, wage increases, new or revised laws or regulations, fires, floods or other natural disasters in these regions. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our business, financial condition and results of operations.

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

Changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions could increase our expenses, which could have an adverse impact on our profitability, or decrease the number of employees we are able to employ, which could decrease customer service levels and therefore adversely impact sales.

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

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our impairment evaluations require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future undiscounted cash flows of an asset group.

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

In addition, our lease costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all, and may not be able to find replacement locations that will provide for the same success as current store locations. Of the current leases for our stores, two expire in fiscal year 2022, three expire in fiscal year 2023,eight expire in fiscal year 2024, twelve expire in fiscal 2025 and the remainder expire between fiscal years 2026 and 2062.

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

We believe that our trademarks or service marks, trade dress, copyrights, trade secrets, know-how and similar intellectual property are important to our success. In particular, we believe that the Natural Grocers name is important to our business, as well as to the implementation of our growth strategy. Our principal intellectual property rights include registered marks on Natural Grocers, Vitamin Cottage, Health Hotline, Natural Grocers by Vitamin Cottage, Vitamin Cottage Natural Grocers, EDAP - Every Day Affordable Price, {N}power®, Organic Headquarters, Organic Month Headquarters, Organic Produce Headquarters, Natural Grocers Cottage Wine and Craft Beer, Resolution Reset Day, These Came First and Natural Grocers Top 10 Nutrition Trends, common law intellectual property rights in certain other marks used in our business, copyrights of our website content, rights to our domain names, including www.naturalgrocers.com and www.vitamincottage.com, and trade secrets and know-how with respect to our product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark or service mark and copyright law, trade secret protection and confidentiality agreements with our Crew members and certain of our consultants, suppliers and others to protect our proprietary rights. If we are unable to defend or protect or preserve the value of our trademarks or service marks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

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

Inflation or deflation could adversely affect our business.

Our financial performance could be adversely impacted by relative rates of inflation or deflation, which are subject to market conditions. Inflationary or deflationary pressures on the products we sell could impact our net sales and earnings. If the price of goods changes as a result of inflation or deflation, we may be unable to adjust our retail prices accordingly, which could adversely impact our sales or earnings. Commodities used in many of our products, including our Natural Grocers brand products, can be subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, tariffs, energy prices and general economic conditions and other unpredictable factors. Changes in food and commodity prices could also negatively impact our sales and earnings if our competitors react more aggressively. Additionally, the cost of construction materials we use to build and remodel our stores is also subject to price volatility based on market and economic conditions. Higher construction material prices could increase the capital expenditures needed to construct a new store or remodel an existing store and, as a result, could increase the investment required and our rent obligations.

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

Our future effective tax rates could be adversely affected by our earnings mix being lower than historical results in states where we have lower statutory rates and higher than historical results in states where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in tax laws or interpretations thereof. President Biden has provided informal guidance on what tax law changes he would support. Among other things, his proposals would raise the rate on both domestic and foreign income and impose a new alternative minimum tax on book income. If these proposals are ultimately enacted into legislation, they could materially impact our tax provision, cash tax liability and effective tax rate. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact on the Company’s effective tax rate. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (IRS) and other state and local taxing authorities. Our results could be materially impacted by the determinations and expenses related to proceedings by the IRS and other state and local taxing authorities.

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

Organic and GMO Claims. We are also subject to the requirements of the USDA’s National Organic Program (NOP), which establishes federal standards for organically produced agricultural products. The NOP regulations assure our customers that products with the “USDA Organic” seal meet consistent and uniform standards. The failure of one or more of our suppliers to comply with the NOP regulations could cause a disruption in the supply of our product offerings. In addition, the USDA has recently set forth final rules on the labeling of food produced with bioengineering. Voluntary compliance with these rules began in January 2020 and the deadline for mandatory compliance is January 1, 2022.

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

The Agricultural Improvement Act of 2018 (the 2018 Farm Bill) legalized the cultivation, processing and sale of “industrial hemp” (i.e., cannabis containing no more than 0.3% tetrahydrocannabinol, or THC). Industrial hemp contains CBD, a non-psychoactive compound. Despite the provisions of the 2018 Farm Bill and subsequent U.S. Department of Agriculture rules, uncertainty exists concerning the legal and regulatory status of finished products containing CBD. The FDA prohibits the inclusion of CBD in the food supply and dietary supplements even if they are derived from industrial hemp on the basis that CBD is an active ingredient in FDA-approved drugs, and, therefore, its addition to foods and dietary supplements is unlawful under the federal Food, Drug, and Cosmetic Act (the FDCA). The FDA has yet to establish a regulatory framework for the manufacture and sale of products containing CBD, and has sent warning letters, sometimes in concert with the Federal Trade Commission (FTC), to certain CBD manufacturers that are alleged to have marketed their products in violation of the FDCA. The warning letters focus on allegations that the CBD manufacturers have marketed the products through unsubstantiated health claims. The FDA also announced that it cannot conclude based on current published studies that CBD is generally recognized as safe (GRAS) for use in human and animal food products. Food and beverage products, including nutritional supplements, that contain non-GRAS ingredients are considered to be adulterated under the FDCA. In addition, certain state and local governments have taken action to restrict or prohibit the sale of products containing CBD. Further, class action lawsuits have been filed against certain CBD manufacturers alleging that their products are misbranded, mislabeled and falsely advertised under state consumer protection laws.

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

Some of the activities of our NHCs, who, among other duties, provide nutrition oriented educational services to our customers, may be subject to state and federal regulation and oversight by professional organizations, or may be misconstrued by our customers as medical advice. In the past, the FDA has expressed concerns regarding summarized health and nutrition-related information that: (i) does not, in the FDA’s view, accurately present such information; (ii) diverts a consumer’s attention and focus from FDA-required nutrition labeling and information; or (iii) impermissibly promotes drug-type disease-related benefits. Although we provide training to our NHCs on relevant regulatory requirements, we cannot control the actions of such individuals, and our NHCs may not act in accordance with such regulations. If our NHCs or other Crew members do not act in accordance with regulatory requirements, we may become subject to penalties or litigation, which could have a material adverse effect on our business. We believe we are currently compliant with relevant regulatory requirements, and we maintain professional liability insurance on behalf of our NHCs in order to mitigate risks associated with our NHCs’ nutrition oriented educational activities. However, we cannot predict the nature of future government regulation and oversight, including the potential impact of any such regulation on the services currently provided by our NHCs. Furthermore, the availability of professional liability insurance or the scope of such coverage may change, or our insurance coverage may prove inadequate, which may adversely impact the ability of our NHCs to provide some services to our customers. The occurrence of any such developments could negatively impact the perception of our brand, our sales, our ability to attract new customers and liability for governmental or third party claims.

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

We are party to a credit facility consisting of a $50.0 million revolving loan facility (our Revolving Facility) and a fully drawn $35.0 million term loan facility (our Term Loan Facility, and together with our Revolving Facility, our Credit Facility). Our Credit Facility is secured by a lien on substantially all of our assets and contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to incur additional indebtedness; grant liens; engage in certain merger, consolidation or asset sale transactions; make certain investments; make loans, advances, guarantees or acquisitions; engage in certain transactions with affiliates; pay dividends or repurchase shares of our common stock; and permit certain sale and leaseback transactions without lender consent. We are also required to maintain certain financial measurements under our Credit Facility, including a consolidated leverage ratio. These covenants could restrict our operational flexibility and any failure to comply with these covenants or our payment obligations could limit our ability to borrow under our Credit Facility and, in certain circumstances, may allow the lender thereunder to require repayment.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could adversely impact our business.

As of September 30, 2021, we had no outstanding indebtedness under our Revolving Facility and $23.7 million of outstanding indebtedness under our Term Loan Facility. We may incur additional indebtedness in the future, including borrowings under our Credit Facility. Satisfying our debt repayment obligations may require us to divert funds identified for other purposes and could impair our liquidity position. Our inability to generate sufficient cash flow to satisfy our debt service obligations could have important consequences, including:

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

We may not be able to maintain or improve the levels of sales growth that we have experienced in the past. Our overall sales growth has fluctuated in the past and may fluctuate in the future. A variety of factors affect sales growth, including:

●	our ability to execute our business strategy effectively, including successfully opening new stores that achieve sales consistent with our existing stores;

●	consumer preferences;

●	competitive conditions in our industry;

●	general economic conditions;

●	the impact of the product discounts offered by the {N}power® customer loyalty program;

●	internally generated competition when we open new stores in markets we already serve;

●	regulatory changes;

●	product pricing and availability;

●	in-store merchandising-related activities;

●	consumer confidence;

●	initial sales performance at our new stores; and

●	our ability to source and distribute products efficiently.

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

We paid a quarterly cash dividend of $0.07 per share of common stock during each quarter of fiscal year 2021 and 2020. We paid a special cash dividend of $2.00 per share in December 2020. On November 18, 2021, our Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on December 15, 2021 to stockholders of record as of the close of business on November 29, 2021. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board and will depend on many factors, including our available cash, working capital, financial condition, earnings, results of operations and capital requirements; the covenants in our credit agreement; applicable law; and other business considerations that our Board considers relevant. A reduction in the amount of cash dividends on our common stock, the suspension of those dividends or a failure to meet market expectations regarding our dividends could have a material adverse effect on the market price of our common stock. If we do not pay cash dividends on our common stock in the future, realization of a gain on an investment in our common stock will depend entirely on the appreciation of the price of our common stock, which may not occur.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of September 30, 2021, we had 162 stores located in 20 states, as shown in the following chart:

State	Number of Stores
Arizona	12
Arkansas	3
Colorado	41
Idaho	4
Iowa	6
Kansas	8
Louisiana	1
Minnesota	1
Missouri	7
Montana	4
Nebraska	3
Nevada	3
New Mexico	6
North Dakota	3
Oklahoma	6
Oregon	14
Texas	25
Utah	9
Washington	4
Wyoming	2

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

As of September 30, 2021, we owned buildings in which ten of our stores are located. Seven of those buildings are located on land that is leased pursuant to a ground lease; the remaining three stores are on land owned by the Company. Additionally, in fiscal year 2021 we purchased property for one new store and one store relocation scheduled to open in fiscal year 2022 and beyond. Lease terms typically range between 10 and 20 years, with additional renewal options. Of the current leases for our stores, two expire in fiscal year 2022, three expire in fiscal year 2023, eight expire in fiscal year 2024, twelve expire in 2025 and the remainder expire between fiscal years 2026 and 2062. We expect that we will be able to renegotiate these leases or relocate these stores as necessary.

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

Holders of Record

As of December 6, 2021, there were 188 holders of record of our common stock, and the closing price of our common stock was $13.39.

Dividend Policy

We paid a quarterly cash dividend of $0.07 per share of common stock during each quarter of fiscal year 2021 and 2020. We paid a special cash dividend of $2.00 per share in December 2020. On November 18, 2021, our Board approved a quarterly cash dividend of $0.10 per share, which will be paid on December 15, 2021 to stockholders of record as of the close of business on November 29, 2021. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board and will depend on many factors, including our available cash, working capital, financial condition, earnings, results of operations and capital requirements; the covenants in our credit agreement; applicable law; and other business considerations that our Board considers relevant. Subject to these factors, we currently expect to continue to pay comparable quarterly cash dividends. See “We may not be able to continue paying dividends on our common stock” under “Item 1A. Risk Factors.”

Use of Proceeds From Registered Securities

None.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock between June 30, 2021 and September 30, 2021.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and notes thereto which are included elsewhere in this Form 10-K. This MD&A contains forward-looking statements. Refer to “Forward-Looking Statements” at the beginning of this Form 10-K for an explanation of these types of statements. Summarized numbers included in this section, and corresponding percentage or basis point changes may not sum due to the effects of rounding.

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of September 30, 2021, we operated 162 stores in 20 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores varies from approximately 5,000 to 16,000 selling square feet. For the year ended September 30, 2021, our new stores averaged approximately 10,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. Over the last five fiscal years, our store base has grown at a compound annual growth rate of 5.2%. We opened three new stores and relocated/remodeled five existing stores in fiscal year 2021. We plan to open four to six new stores and relocate/remodel three to four stores in fiscal year 2022. As of the date of this report, we also have signed leases or acquired property for an additional five new stores and four relocations/remodels that we plan to open in fiscal years 2022 and beyond. Between October 1, 2021 and the date of this Form 10-K, we did not open any new stores or relocate/remodel any stores.

Performance Highlights

Key highlights of our recent performance are discussed briefly below and are discussed in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined under the caption “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $1,055.5 million for the year ended September 30, 2021, an increase of $18.7 million, or 1.8%, compared to net sales of $1,036.8 million for the year ended September 30, 2020.

●	Daily average comparable store sales. Daily average comparable store sales for the year ended September 30, 2021 increased 0.7% from the year ended September 30, 2020.

●	Net income. Net income was $20.6 million for the year ended September 30, 2021, an increase of $0.6 million, or 2.9%, compared to net income of $20.0 million for the year ended September 30, 2020.

●

EBITDA. EBITDA was $58.0 million in the year ended September 30, 2021, a decrease of $1.0 million, or 1.7%, compared to EBITDA of $58.9 million for the year ended September 30, 2020. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a definition of EBITDA and a reconciliation of the Company’s net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $60.3 million in the year ended September 30, 2021, a decrease of $0.4 million, or 0.6%, compared to Adjusted EBITDA of $60.7 million for the year ended September 30, 2020. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section of this MD&A for a definition of Adjusted EBITDA and a reconciliation of the Company’s net income to Adjusted EBITDA.

●

Liquidity. We had cash and cash equivalents of $23.7 million as of September 30, 2021 and $49.0 million was available for borrowing under our $50.0 million Credit Facility. As of September 30, 2021, the Company had outstanding letters of credit of $1.0 million, which amount was reserved against the amount available for borrowing under the terms of our Credit Facility.

●

New store growth. We opened 37 new stores between the beginning of fiscal year 2017 and the end of fiscal year 2021, with 162 stores open as of September 30, 2021. We opened three new stores in fiscal year 2021. We plan to open a total of four to six new stores in fiscal year 2022, which would result in an annual new store growth rate of between 2.5% and 3.7% for fiscal year 2022.

●

Store Relocations and Remodels. We relocated/remodeled 17 stores between the beginning of fiscal year 2017 and the end of fiscal year 2021. We relocated/remodeled five existing stores in fiscal year 2021.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

COVID-19 pandemic. On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. During the course of the COVID-19 pandemic, federal, state and local authorities have imposed, from time to time, a number of public health mandates intended to prevent the spread of the virus, including vaccination mandates, social distancing, quarantine, wearing face coverings, and “stay-at-home” measures. While significant efforts to distribute COVID-19 vaccines to the public are ongoing across the United States and states have reopened their economies by easing restrictions, certain of these public health mandates have had an adverse impact on the U.S. economy. Additional negative financial markets and industry-specific impacts could result from future case surges, outbreaks, COVID-19 virus variants, the potential that current vaccines may be less effective or ineffective against future COVID-19 virus variants, and the risk that large groups of the population may not receive vaccinations against COVID-19. The long-term economic impact of the COVID-19 pandemic is unknown at this time.

●

 Impact of the COVID-19 pandemic on our operations. We believe we have acted proactively in response to the COVID-19 pandemic and the resulting government mandates. To date, all of our stores have continued operating since the start of the COVID-19 pandemic. We have experienced increased levels of net sales and average transaction size due to the COVID-19 pandemic as public health measures have been implemented by states across our footprint and customers have adjusted to these new circumstances by consuming more food at home. The COVID-19 pandemic and government mandates have also led to an increase in online orders for home delivery, which we offer at substantially all our stores in partnership with a third party.

●

Future impact of the COVID-19 pandemic. We believe our proactive response to the COVID-19 pandemic has resulted in increased customer loyalty, but there can be no assurance we will continue to experience elevated levels of net sales, in particular, when the COVID-19 pandemic subsides. We expect the impact of the COVID-19 pandemic and government mandates on our financial condition, results of operations and cash flows will largely depend on the extent and duration of the COVID-19 pandemic, the governmental and public actions taken in response, including economic stabilization efforts, and the long-term effect the COVID-19 pandemic will have on the U.S. economy. Moreover, the COVID-19 pandemic and government mandates make it more challenging for management to estimate future performance of our business, particularly over the near term. See “Item 1A.- Risk Factors”. Additional information regarding the impact of the COVID-19 pandemic and government mandates on our business and results of operations is provided below in this MD&A.

●

Impact of broader economic trends and political environment. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, inflation or deflation, periods of recession and growth, the price of commodities, the political environment and consumer confidence. Furthermore, our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, including unemployment benefits.

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

●

Competition. The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry with few barriers to entry. Competition in the grocery industry is likely to intensify, and shopping dynamics may shift, as a result of, among other things, industry consolidation, expansion by existing competitors, and the increasing availability of grocery ordering, pick-up and delivery options. These businesses compete with us on the basis of price, selection, quality, customer service, convenience, location, store format, shopping experience, ease of ordering and delivery or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We also face internally generated competition when we open new stores in markets we already serve. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutrition education, differentiate us in the industry and provide a competitive advantage.

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

Outlook

We believe there are several key factors that have contributed to our success and will enable us to increase our comparable store sales and continue to profitably expand. These factors include a loyal customer base, increasing basket size, growing consumer interest in nutrition and wellness, a differentiated shopping experience that focuses on customer service, nutrition education, a convenient, clean, and shopper-friendly retail environment, and our focus on high-quality, affordable natural and organic groceries and dietary supplements.

We expect the rate of new store unit growth in the foreseeable future to be dependent upon economic and business conditions and other factors, including the impact of the COVID-19 pandemic and related government mandates.

Over the long term, we believe there are opportunities for us to continue to expand our store base, expand profitability and increase comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry and regional and general economic conditions. In the future, we believe there are opportunities for increased leverage of costs and increased economies of scale in sourcing products. However, due to the fixed nature of certain of our costs (in particular, our rent obligations and related occupancy costs), our ability to leverage costs may be limited.

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink expense, third-party delivery fees and store occupancy costs. Store occupancy costs include rent, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility. The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors, and as a result, our cost of goods sold and occupancy costs data included in this Form 10-K may not be identical to those of our competitors, and may not be comparable to similar data made available by our competitors. Occupancy costs as a percentage of net sales typically decrease as new stores mature and sales increase. Rent payments for leases classified as finance lease obligations are not recorded in cost of goods sold and occupancy costs. Rather, these rent payments are recognized as a reduction of the related obligations and as interest expense.

Gross profit and gross margin

Gross profit is equal to our net sales less our cost of goods sold and occupancy costs. Gross margin is gross profit as a percentage of net sales. Gross margin is impacted by changes in retail prices, product costs, occupancy costs and the mix of products sold, as well as the rate at which we open new stores.

Store expenses

Store expenses consist of store-level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on land improvements, leasehold improvements, fixtures and equipment and technology. Depreciation expenses on the right-of-use assets related to the finance leases of the stores are also considered store expenses. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations, as well as store closure and lease termination costs. Store expenses also include long-lived asset impairment charges. The majority of store expenses consist of labor-related expenses, which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of net sales tend to be higher at new stores compared to comparable stores, as new stores require a minimum level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of net sales typically decrease.

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

Pre-opening expenses

Pre-opening expenses for new stores and relocations/remodels may include rent expense, salaries, advertising, supplies and other miscellaneous costs incurred prior to the store opening. Rent expense is generally incurred from one to four months prior to a store’s opening date for store leases classified as operating. For store leases classified as finance leases, we recognize pre-opening interest expense. Other pre-opening and relocation expenses are generally incurred in the 60 days prior to the store opening. Certain advertising and promotional costs associated with opening a new store may be incurred both before and after the store opens. All pre-opening costs are expensed as incurred. Pre-opening expenses for remodels are incurred if the store is required to be closed due to the remodel.

Interest expense, net

Interest expense consists of the interest associated with finance lease obligations net of capitalized interest and our Credit Facility.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Year ended September 30,
	2021	2020	2019
Statements of Income Data:*
Net sales	100.0%	100.0	100.0
Cost of goods sold and occupancy costs	72.3	72.7	73.6
Gross profit	27.7	27.3	26.4
Store expenses	22.2	21.9	21.9
Administrative expenses	2.7	2.6	2.5
Pre-opening expenses	0.1	0.1	0.2
Operating income	2.7	2.7	1.9
Interest expense, net	(0.2)	(0.2)	(0.5)
Income before income taxes	2.5	2.5	1.3
Provision for income taxes	(0.5)	(0.5)	(0.3)
Net income	1.9%	1.9	1.0
__________________________
*Figures may not sum due to rounding.

Other Operating Data (Unaudited):
Number of stores at end of period	162	159	153
Store unit count increase period over period	1.9%	3.9	3.4
Change in daily average comparable store sales	0.7%	12.0	3.1
Number of stores opened during the period	3	6	6
Number of stores relocated and remodeled during the period	5	2	5
Gross square footage at end of period(1)	2,649,532	2,599,649	2,522,906
Selling square footage at end of period(1)	1,719,813	1,687,196	1,637,150

(1) Gross square footage and selling square footage at the end of the period include the square footage for all stores that were open as of the end of the period presented.

Year ended September 30, 2021 compared to Year ended September 30, 2020

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Change in
	2021	2020	Dollars	Percent
Statements of Income Data:
Net sales	$1,055,516	1,036,842	18,674	1.8%
Cost of goods sold and occupancy costs	763,328	753,701	9,627	1.3
Gross profit	292,188	283,141	9,047	3.2
Store expenses	234,586	227,069	7,517	3.3
Administrative expenses	28,355	26,780	1,575	5.9
Pre-opening expenses	920	1,543	(623)	(40.4)
Operating income	28,327	27,749	578	2.1
Interest expense, net	(2,271)	(2,048)	(223)	10.9
Income before income taxes	26,056	25,701	355	1.4
Provision for income taxes	(5,475)	(5,692)	217	(3.8)
Net income	$20,581	20,009	572	2.9%

Net sales

Net sales increased $18.7 million, or 1.8%, to $1,055.5 million for the year ended September 30, 2021 compared to $1,036.8 million for the year ended September 30, 2020, primarily due to a $4.2 million increase in comparable store sales, and a $14.5 million increase in new store sales. Daily average comparable store sales increased 0.7% for the year ended September 30, 2021 compared to an increase of 12.0% for the year ended September 30, 2020. The daily average comparable store sales increase in fiscal year 2021 resulted from a 4.7% increase in average transaction size, partially offset by a 3.8% decrease in daily average transaction count. In the year ended September 30, 2021, customers reduced their frequency of shopping trips in response to the COVID-19 pandemic and related government mandates, but increased their overall basket size per shopping trip. Comparable store average transaction size was $44.24 for the year ended September 30, 2021. The increase in net sales during the year ended September 30, 2021 is attributable to our customers’ response to the COVID-19 pandemic and related government mandates, inflationary pressure on our retail prices, marketing initiatives, promotional campaigns and increased membership in and usage of the {N}power® customer loyalty program.

Gross profit

Gross profit increased $9.0 million, or 3.2%, to $292.2 million for the year ended September 30, 2021 compared to $283.1 million for the year ended September 30, 2020, primarily driven by the increased sales volumes resulting from the COVID-19 pandemic and related government mandates. Gross profit reflects earnings after product and occupancy costs. Gross margin increased to 27.7% for the year ended September 30, 2021 from 27.3% for the year ended September 30, 2020. The increase in gross margin during the year ended September 30, 2021 was primarily driven by improved product margin, and lower shrink and store occupancy expenses as a percentage of net sales.

Store expenses

Store expenses increased $7.5 million, or 3.3%, to $234.6 million in the year ended September 30, 2021 compared to $227.1 million in the year ended September 30, 2020. Store expenses as a percentage of net sales were 22.2% and 21.9% for the years ended September 30, 2021 and 2020, respectively. Store expenses as a percentage of net sales increased during the year ended September 30, 2021 due to higher labor-related expenses in the first half of the year. Store expenses included long-lived asset impairment charges and lease termination costs of $1.5 million in fiscal year 2021 and long-lived asset impairment charges of $0.6 million in fiscal year 2020.

Administrative expenses

Administrative expenses increased $1.6 million, or 5.9%, to $28.4 million for the year ended September 30, 2021 compared to $26.8 million for the year ended September 30, 2020. Administrative expenses as a percentage of net sales were 2.7% and 2.6% for the years ended September 30, 2021 and 2020, respectively.

Pre-opening expenses

Pre-opening expenses decreased $0.6 million, or 40.4%, to $0.9 million for the year ended September 30, 2021 compared to $1.5 million for the year ended September 30, 2020. The change in pre-opening expenses was primarily due to the impact of the number and timing of new store openings and relocations/remodels. The numbers of stores opened and relocated/remodeled were as follows for the periods presented:

	Year ended September 30,
	2021	2020
New stores	3	6
Relocated/remodeled stores	5	2
	8	8

Interest expense, net

Interest expense, net of capitalized interest, increased $0.2 million, or 10.9%, in the year ended September 30, 2021 compared to the year ended September 30, 2020.

Income taxes

Provision for income taxes decreased $0.2 million to $5.5 million for the year ended September 30, 2021 compared to $5.7 million for the year ended September 30, 2020. The Company’s effective income tax rate was approximately 21.0% and 22.1% for the years ended September 30, 2021 and 2020, respectively.

Net income

Net income for the year ended September 30, 2021 was $20.6 million, or $0.91 in diluted earnings per share compared to $20.0 million, or $0.89 in diluted earnings per share, in the year ended September 30, 2020.

Year ended September 30, 2020 compared to Year ended September 30, 2019

A comparative discussion of our results of operations and other operating data for the years ended September 30, 2020 and September 30, 2019 is set out in our Annual Report on Form 10-K for the year ended September 30, 2020 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations - Year ended September 30, 2020 compared to Year ended September 30, 2019.”

Non-GAAP financial measures

EBITDA and Adjusted EBITDA

Management believes some investors’ understanding of our performance is enhanced by including EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA as adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance, including certain items such as share-based compensation, impairment charges, store closing costs and non-recurring items. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We believe EBITDA and Adjusted EBITDA provide additional information about: (i) our operating performance, because they assist us in comparing the operating performance of our stores on a consistent basis, as they remove the impact of non-cash depreciation and amortization expense as well as items not directly resulting from our core operations, such as interest expense and income taxes and (ii) our performance and the effectiveness of our operational strategies. Additionally, EBITDA is a component of a measure in our financial covenants under our Credit Facility.

Furthermore, management believes some investors use EBITDA and Adjusted EBITDA as supplemental measures to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. By providing these non-GAAP financial measures, together with a reconciliation from net income, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Commencing with its financial reporting for fiscal year 2021, the Company has revised its definition of Adjusted EBITDA to exclude share-based compensation expense. The Company’s historical presentation of Adjusted EBITDA, including for fiscal year 2020, did not exclude share-based compensation expense. However, Adjusted EBITDA for fiscal year 2020, as presented in this report, has been recast to exclude share-based compensation expense to enhance the comparability of this measure between fiscal year 2020 and fiscal year 2021. Management believes that excluding share-based compensation expense from Adjusted EBITDA will enhance investors’ ability to assess period-to-period comparisons of the Company’s operating performance and make more meaningful comparisons between our operating performance and the operating performance of our competitors.

Our competitors may define EBITDA and Adjusted EBITDA differently, and as a result, our measure of EBITDA and Adjusted EBITDA may not be directly comparable to EBITDA and Adjusted EBITDA of other companies. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and Adjusted EBITDA are supplemental measures of operating performance that do not represent, and should not be considered in isolation or as an alternative to, or substitute for, net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

●	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

●	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA and Adjusted EBITDA do not reflect any impact for single lease expense for leases classified as finance leases;

●	EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

●	Adjusted EBITDA does not reflect share-based compensation expense, impairment and store closing costs;

●	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes; and

●

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements.

Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA as supplemental information.

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Year ended September 30,
	2021	2020
Net income	$20,581	20,009
Interest expense, net	2,271	2,048
Provision for income taxes	5,475	5,692
Depreciation and amortization	29,633	31,193
EBITDA	57,960	58,942
Impairment of long-lived assets and store closing costs	1,455	612
Share-based compensation	877	1,129
Adjusted EBITDA(1)	$60,292	60,683

(1) Adjusted EBITDA for fiscal year 2020, as presented, has been recast to exclude share-based compensation expense to enhance the comparability of this measure between fiscal year 2020 and fiscal year 2021.

Year ended September 30, 2021 compared to Year ended September 30, 2020

EBITDA decreased 1.7% to $58.0 million in the year ended September 30, 2021 compared to $58.9 million in the year ended September 30, 2020. EBITDA as a percentage of net sales was 5.5% and 5.7% for the years ended September 30, 2021 and 2020, respectively.

Adjusted EBITDA decreased 0.6% to $60.3 million in the year ended September 30, 2021 compared to $60.7 million in the year ended September 30, 2020. Adjusted EBITDA as a percentage of net sales was 5.7% and 5.9% for the years ended September 30, 2021 and 2020, respectively.

Year ended September 30, 2020 compared to Year ended September 30, 2019

A comparative discussion of EBITDA and Adjusted EBITDA for the years ended September 30, 2020 and September 30, 2019 is set out in our Annual Report on Form 10-K for the year ended September 30, 2020 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP financial measures – EBITDA and Adjusted EBITDA.”

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Revolving Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service and corporate taxes. As of September 30, 2021, we had $23.7 million in cash and cash equivalents and $49.0 million available for borrowing under our Revolving Facility. On November 18, 2020, we entered into a $35.0 million Term Loan Facility maturing November 13, 2024, which was used to partially fund the special cash dividend paid in December 2020.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program, which will terminate on May 31, 2022. We did not repurchase any shares during the year ended September 30, 2021. Between October 1, 2021 and December 6, 2021 (the latest practicable date for making the determination), we did not repurchase any additional shares of our common stock. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Revolving Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

We paid a quarterly cash dividend of $0.07 per share of common stock during each quarter of fiscal year 2021 and we paid a special cash dividend of $2.00 per share of common stock in December 2020. On November 18, 2021, our Board approved a quarterly cash dividend of $0.10 per share, which will be paid on December 15, 2021 to stockholders of record as of the close of business on November 29, 2021.

We plan to continue to open new stores in the future, which may require us to borrow additional amounts under our Revolving Facility from time to time. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Revolving Facility will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs, repayment of debt, stock repurchases and dividends for the next 12 months and the foreseeable future. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Year ended September 30,
	2021	2020

Net cash provided by operating activities	$53,880	66,503
Net cash used in investing activities	(27,755)	(29,557)
Net cash used in financing activities	(30,981)	(14,626)
Net (decrease) increase in cash and cash equivalents	(4,856)	22,320
Cash and cash equivalents, beginning of year	28,534	6,214
Cash and cash equivalents, end of year	$23,678	28,534

Year ended September 30, 2021 compared to Year ended September 30, 2020

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Net cash provided by operating activities decreased $12.6 million, or 19.0%, to $53.9 million in the year ended September 30, 2021, from $66.5 million in the year ended September 30, 2020. The decrease in cash provided by operating activities was primarily due to a decrease in cash provided by working capital and a decrease in net income adjusted for non-cash items.

Investing Activities

Net cash used in investing activities consists primarily of capital expenditures. Net cash used in investing activities decreased $1.8 million, or 6.1%, to $27.8 million in the year ended September 30, 2021 compared to $29.6 million in the year ended September 30, 2020. Cash paid for capital expenditures decreased $0.4 million in the year ended September 30, 2021 compared to the year ended September 30, 2020, driven by the number and the timing of new store openings and store relocations.

During the year ended September 30, 2021, we opened three new stores, relocated three stores and remodeled two stores, compared to opening six new stores, relocating one store and remodeling one store during the year ended September 30, 2020. We plan to spend approximately $28 million to $35 million on capital expenditures during fiscal year 2022 in connection with the opening of four to six planned new stores and three to four store relocations. We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store.

Acquisition of property and equipment not yet paid increased $2.4 million to $4.8 million in fiscal year 2021 compared to $2.4 million in fiscal year 2020 due to the timing of payments related to new store openings and relocations.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility, payments of finance lease obligations, and dividends paid to shareholders. Net cash used in financing activities was $31.0 million for the year ended September 30, 2021 compared to $14.6 million for the year ended September 30, 2020. The increase in cash used in financing activities for the year ended September 30, 2021 was primarily due to dividends paid to shareholders of $51.5 million partially offset by net incremental borrowing under our Credit Facility of $23.7 million during the year ended September 30, 2021, compared to net incremental repayments of $5.7 million during the year ended September 30, 2020.

Year ended September 30, 2020 compared to Year ended September 30, 2019

A comparative discussion of operating, investing and financing activities for the years ended September 30, 2020 and September 30, 2019 is set out in our Annual Report on Form 10-K for the year ended September 30, 2020 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Credit Facility

The revolving commitment amount under the Revolving Facility is $50.0 million, including a $5.0 million sub-limit for standby letters of credit. We borrowed $35.0 million under the Term Loan Facility in December 2020. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and Vitamin Cottage Two Ltd. Liability Company (VC2). The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow amounts under the Credit Facility at any time prior to the maturity date without premium or penalty. On November 13, 2019, the Company amended the Credit Facility to extend the maturity date to November 13, 2024 and permit the operating company to pay cash dividends to Natural Grocers in an amount sufficient to allow Natural Grocers to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $10.0 million during any fiscal year. On November 18, 2020, we entered into the Fourth Amendment to the Credit Facility (the Fourth Amendment) to provide for the Term Loan Facility and to permit payment of a one-time dividend of up to $50.0 million no later than December 31, 2020.

Base rate borrowings under the Credit Facility bear interest at a fluctuating base rate as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the Eurodollar rate plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Eurodollar rate borrowings under the Credit Facility bear interest based on the London Interbank Offered Rate, or its successor rate (LIBOR), for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is also based upon the Company’s consolidated leverage ratio. At the Company’s election, the Credit Facility currently bears interest at the Eurodollar rate. The Company will repay principal amounts outstanding under the Term Loan Facility in equal quarterly installments of approximately $0.4 million commencing on the last day of each fiscal quarter commencing on March 31, 2021 and ending on September 30, 2024. Amounts repaid on the Term Loan Facility may not be reborrowed.

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

We had no amounts outstanding under the Revolving Facility as of September 30, 2021 and 2020. We had $23.7 million of outstanding borrowings under the Term Loan Facility as of September 30, 2021. As of September 30, 2021 and September 30, 2020, we had undrawn, issued and outstanding letters of credit of $1.0 million and $1.3 million, respectively, which were reserved against the amount available for borrowing under the terms of the Revolving Facility. We had $49.0 million and $48.7 million available for borrowing under the Credit Facility as of September 30, 2021 and September 30, 2020, respectively.

As of each of September 30, 2021 and September 30, 2020, the Company was in compliance with the debt covenants under the Credit Facility.

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

We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Refer to our consolidated financial statements and related notes for a summary of our significant accounting policies. We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

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

Goodwill and Intangible Assets

We assess our goodwill and intangible assets primarily consisting of trademarks, favorable operating leases and covenants-not-to-compete at least annually. The Company’s annual impairment testing of goodwill is performed as of July 1. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” Topic 350, “Intangibles – Goodwill and Other” (ASU 2017-04). Early adoption is permitted and the Company early adopted for the year ended September 30, 2020. The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. There are significant judgments and estimates within the processes; it is therefore possible that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. As of September 30, 2021, the Company has recorded no impairment charges related to goodwill.

Impairment of Long-Lived Assets and Store Closing Costs

We assess our long-lived assets, principally property and equipment and lease right of use assets, for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. These events or changes primarily include a significant change in current period performance combined with a history of losses and a projection of continuing losses, or a decision to close or relocate a store. The Company assesses the recoverability of the assets at an individual store level which we consider to be the lowest level in the organization for which independent identifiable cash flows are available. If the carrying value of such assets over their respective remaining lives is not recoverable through projected undiscounted future cash flows, impairment is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on either: (i) discounted future cash flows using a market participant’s discount rate; or (ii) an appropriate third-party market appraisal or other valuation technique.

Our judgment regarding events or changes in circumstances that indicate the assets carrying value may not be recoverable is based on several factors such as historical and forecasted operating results, significant industry trends and other economic factors. Further, determining whether an impairment exists requires that we use estimates and assumptions in calculating the future undiscounted cash flows expected to be generated by the assets. These estimates and assumptions look several years into the future and include assumptions on future store revenue growth, potential impact of operational changes, competitive factors, inflation and the economy. Application of alternative assumptions could produce materially different results.

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

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to our Credit Facility. As of September 30, 2021, no amounts were outstanding under our Revolving Facility and $23.7 million was outstanding under our Term Loan Facility. Our Credit Facility carries floating interest rates that are tied to the Eurodollar rate, and therefore, our statements of income and our cash flows are exposed to changes in interest rates. Based upon a sensitivity analysis at September 30, 2021, a hypothetical 100 basis point change in interest rates would change our annual interest expense by $0.3 million in the year ended September 30, 2021.

Item 8. Financial Statements and Supplementary Data.

Natural Grocers by Vitamin Cottage, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Natural Grocers by Vitamin Cottage, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 9, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets at an asset group level (with each store representing an individual asset group) by determining whether the carrying value of such assets can be recovered through projected undiscounted future cash flows over the assets’ respective remaining lives. As of September 30, 2021, the Company’s long-lived assets included property and equipment, operating lease assets, and finance lease assets of $151.4 million, $316.4 million, and $39.4 million, respectively.

We identified the assessment of the recoverability of long-lived assets associated with certain store locations, including property and equipment, operating lease assets, and finance lease assets, as a critical audit matter. A high degree of auditor judgment was applied in evaluating certain inputs to the assessment. These inputs included forecasted sales and forecasted operating expenses as a percentage of forecasted sales attributable to individual asset groups, for which there was limited observable market information.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to assess the recoverability of long-lived assets, including controls related to development of the inputs of forecasted sales and forecasted operating expenses as a percentage of forecasted sales. We performed sensitivity analyses to assess the impact of changes in forecasted sales and forecasted operating expenses as a percentage of forecasted sales on the recoverability analysis. We evaluated management’s ability to effectively forecast sales and operating expenses as a percentage of sales by comparing actual results to management’s historical forecasts. We evaluated the reasonableness of forecasted sales and forecasted operating expenses as a percentage of forecasted sales by comparing the inputs to available industry reports, historical financial data, and budgets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Denver, Colorado
December 9, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Natural Grocers by Vitamin Cottage, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Natural Grocers by Vitamin Cottage, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated December 9, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
December 9, 2021

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$23,678	28,534
Accounts receivable, net	8,489	8,519
Merchandise inventory	100,546	100,175
Prepaid expenses and other current assets	2,914	6,185
Total current assets	135,627	143,413
Property and equipment, net	151,399	147,929
Other assets:
Operating lease assets, net	316,388	339,239
Finance lease assets, net	39,367	40,096
Deposits and other assets	530	616
Goodwill and other intangible assets, net	11,768	10,499
Total other assets	368,053	390,450
Total assets	$655,079	681,792
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,949	69,163
Accrued expenses	26,589	24,995
Term loan facility, current portion	1,750	—
Operating lease obligations, current portion	33,308	32,156
Finance lease obligations, current portion	3,176	2,836
Total current liabilities	133,772	129,150
Long-term liabilities:
Term loan facility, net of current portion	21,938	—
Operating lease obligations, net of current portion	301,895	325,641
Finance lease obligations, net of current portion	39,450	39,506
Deferred income tax liabilities, net	15,293	14,429
Total long-term liabilities	378,576	379,576
Total liabilities	512,348	508,726
Commitments (Notes 11 and 18)
Stockholders’ equity:
Common stock, $0.001 par value. 50,000,000 shares authorized, 22,620,417 and 22,546,765 shares issued at 2021 and 2020, respectively	23	23
Additional paid-in capital	57,289	56,752
Retained earnings	85,419	116,291
Total stockholders’ equity	142,731	173,066
Total liabilities and stockholders’ equity	$655,079	681,792

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Year ended September 30,
	2021	2020	2019
Net sales	$1,055,516	1,036,842	903,582
Cost of goods sold and occupancy costs	763,328	753,701	664,829
Gross profit	292,188	283,141	238,753
Store expenses	234,586	227,069	197,792
Administrative expenses	28,355	26,780	22,837
Pre-opening expenses	920	1,543	1,358
Operating income	28,327	27,749	16,766
Interest expense, net	(2,271)	(2,048)	(4,952)
Income before income taxes	26,056	25,701	11,814
Provision for income taxes	(5,475)	(5,692)	(2,398)
Net income	$20,581	20,009	9,416

Net income per share of common stock:
Basic	$0.91	0.89	0.42
Diluted	$0.91	0.89	0.42
Weighted average number of shares of common stock outstanding:
Basic	22,591,816	22,501,779	22,424,328
Diluted	22,711,003	22,577,646	22,554,603

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended September 30,
	2021	2020	2019
Operating activities:
Net income	$20,581	20,009	9,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,633	31,193	28,977
Impairment of long-lived assets and store closing costs	1,155	612	380
Loss (gain) on disposal of property and equipment	209	(42)	(131)
Share-based compensation	877	1,129	1,185
Deferred income tax expense	864	3,742	3,973
Non-cash interest expense	24	12	13
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable, net	30	(3,418)	(315)
Income tax receivable	3,004	2,350	(5,174)
Merchandise inventory	(371)	(3,996)	(1,951)
Prepaid expenses and other assets	(141)	(762)	42
Operating lease asset	31,090	30,206	—
(Decrease) increase in:
Operating lease liability	(32,030)	(30,569)	—
Accounts payable	(2,639)	10,103	1,024
Accrued expenses	1,594	5,934	1,211
Deferred compensation	—	—	(688)
Deferred rent and leasehold incentives	—	—	(580)
Net cash provided by operating activities	53,880	66,503	37,382
Investing activities:
Acquisition of property and equipment	(26,350)	(26,752)	(30,030)
Acquisition of other intangibles	(1,937)	(2,832)	(2,703)
Proceeds from sale of property and equipment	89	—	836
Proceeds from property insurance settlements	443	27	32
Net cash used in investing activities	(27,755)	(29,557)	(31,865)
Financing activities:
Borrowings under revolving facility	65,900	236,100	405,900
Repayments under revolving facility	(65,900)	(241,792)	(413,400)
Borrowings under term loan facility	35,000	—	—
Repayments under term loan facility	(11,313)	—	—
Capital and financing lease obligations payments	—	—	(780)
Finance lease obligation payments	(2,823)	(2,271)	—
Dividends to shareholders	(51,453)	(6,301)	—
Loan fees paid	(52)	(25)	—
Payments on withholding tax for restricted stock unit vesting	(340)	(337)	(421)
Net cash used in financing activities	(30,981)	(14,626)	(8,701)
Net (decrease) increase in cash and cash equivalents	(4,856)	22,320	(3,184)
Cash and cash equivalents, beginning of year	28,534	6,214	9,398
Cash and cash equivalents, end of year	$23,678	28,534	6,214
Supplemental disclosures of cash flow information:
Cash paid for interest	$370	354	787
Cash paid for interest on finance or capital and financing lease obligations, net of capitalized interest of $194, $102 and $268, respectively	1,782	1,690	4,148
Income taxes paid	6,747	3,305	4,734
Deferred compensation paid	—	—	700
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$4,770	2,407	6,289
Acquisition of other intangibles not yet paid	319	255	476
Proceeds from sale of property and equipment not yet received	—	42	6
Property acquired through capital and capital financing lease obligations	—	—	12,156
Property acquired through operating lease obligations	9,216	13,204	—
Property acquired through finance lease obligations	3,025	11,625	—

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Fiscal Years Ended September 30, 2021, 2020 and 2019

(Dollars in thousands, except per share data)

	Common stock –$0.001 par
	value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2018	22,373,382	$23	$56,236	$91,507	$(1,040)	$146,726
Net income	—	—	—	9,416	—	9,416
Share-based compensation	89,675	—	83	—	681	764
Balances September 30, 2019	22,463,057	23	56,319	100,923	(359)	156,906
Net income	—	—	—	20,009	—	20,009
Share-based compensation	47,222	—	433	—	359	792
Issuance of common stock	36,486	—	—	—	—	—
Topic 842 transition impact	—	—	—	1,660	—	1,660
Cash dividends	—	—	—	(6,301)	—	(6,301)
Balances September 30, 2020	22,546,765	23	56,752	116,291	—	173,066
Net income	—	—	—	20,581	—	20,581
Share-based compensation	—	—	537	—	—	537
Issuance of common stock	73,652	—	—	—	—	—
Cash dividends	—	—	—	(51,453)	—	(51,453)
Balances September 30, 2021	22,620,417	$23	$57,289	$85,419	$—	$142,731

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Consolidated Financial Statements

September 30, 2021 and 2020

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage® with 162 stores as of September 30, 2021, including 41 stores in Colorado, 25 in Texas, 14 in Oregon, 12 in Arizona, nine in Utah, eight in Kansas, seven in Missouri, six each in Iowa, New Mexico and Oklahoma, four each in Idaho, Montana and Washington, three each in Arkansas, Nebraska, Nevada and North Dakota, two in Wyoming, and one in Minnesota and Louisiana. The Company also has a bulk food repackaging facility and distribution center in Colorado. The Company had 162 and 159 stores as of September 30, 2021 and 2020, respectively.

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

Accounts Receivable

Accounts receivable consists primarily of receivables from vendors for certain promotional programs, magazine advertising and other miscellaneous receivables and are presented net of any allowances for doubtful accounts. Accounts receivable also includes receivables from Landlords for tenant improvement allowances. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for doubtful accounts is calculated based on historical experience and application of the specific identification method. Allowance for doubtful accounts totaled $0.1 million as of each of September 30, 2021 and 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of investments in cash and cash equivalents. The Company’s cash and cash equivalent account balances, which are held in major financial institutions, exceeded the Federal Deposit Insurance Corporation’s federally insured limits by approximately $22.6 million as of September 30, 2021.

Vendor Concentration

For the years ended September 30, 2021 and 2020, purchases from the Company’s largest vendor and its subsidiaries represented approximately 67% and 66%, respectively, of all product purchases made during such periods. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

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

Impairment of Finite-Lived Intangible and Long-Lived Assets

We assess our long-lived assets, principally property and equipment, lease right of use assets and purchased intangible assets subject to amortization, for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. These events or changes primarily include a significant change in current period performance combined with a history of losses and a projection of continuing losses, or a decision to close or relocate a store. If the carrying value of such assets over their respective remaining lives is not recoverable through projected undiscounted future cash flows, impairment is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on either: (i) discounted future cash flows using a market participant’s discount rate; or (ii) an appropriate third-party market appraisal or other valuation technique.

The Company considers factors such as historic and forecasted operating results, trends and future prospects, current market value, significant industry trends and other economic and regulatory factors in performing these analyses. As of September 30, 2021 and 2020, the Company had property and equipment assets of $151.4 million and $147.9 million, respectively, operating lease assets of $316.4 million and $339.2 million, respectively, finance lease assets of $39.4 million and $40.1 million, respectively, and purchased intangible assets subject to amortization of $6.1 million and $4.9 million, respectively. The Company recorded impairment charges related to long-lived assets of $1.1 million, $0.6 million and $0.4 million in fiscal years 2021, 2020 and 2019, respectively.

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

The Company’s annual impairment testing of goodwill is performed as of July 1. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” Topic 350, “Intangibles – Goodwill and Other” (ASU 2017-04). Early adoption is permitted and the Company early adopted for the year ended September 30, 2020. The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. As of September 30, 2021, the Company has recorded no impairment charges related to goodwill.

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

Pre-Opening Expenses

Costs associated with the opening of new stores or relocating/remodeling existing stores are expensed as incurred.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in store expenses and pre-opening expenses in the consolidated statements of income. Total advertising and marketing expenses for the years ended September 30, 2021, 2020 and 2019 were $6.3 million, $6.6 million and $8.2 million, respectively, net of vendor reimbursements of $5.4 million, $4.5 million and $4.6 million for the years ended September 30, 2021, 2020 and 2019, respectively.

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

As a result of the technical amendments made by the CARES Act to QIP, the Company accelerated tax depreciation expenses of approximately $9.3 million for the year ended September 30, 2019, representing primarily temporary book-to-tax timing differences for income tax purposes. The impacts of the CARES Act are recorded as components within the Company’s deferred income tax liabilities and income tax receivable on the Company’s consolidated balance sheets.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” Topic 848, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04). The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The interest rate currently payable under the Company’s Credit Facility is based on LIBOR, but recent amendments provide for a LIBOR successor rate once LIBOR is discontinued. The amendments in this update only apply to modifications made prior to December 31, 2022. The Company does not anticipate that this ASU will have a material impact on its consolidated financial statements.

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

Proceeds from the sales of the Company’s gift cards are recorded as a liability at the time of sale and recognized as revenue when the gift cards are redeemed by the customer and the performance obligation is satisfied by the Company.

As of each September 30, 2021 and September 30, 2020, the balance of contract liabilities related to unredeemed gift cards was $1.5 million and $1.3 million, respectively. Revenue for the fiscal year ended September 30, 2021 includes $0.7 million that was included in the contract liability balance of unredeemed gift cards at September 30, 2020.

The following table disaggregates the Company’s revenue by product category for the fiscal years ended September 30, 2021, 2020 and 2019, dollars in thousands:

	Year ended September 30,
	2021		2020		2019
Grocery	$731,894	69%	720,185	69	619,825	69
Dietary supplements	220,000	21	213,182	21	188,913	21
Body care, pet care and other	103,622	10	103,475	10	94,844	10
	$1,055,516	100%	1,036,842	100	903,582	100

4. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company. The following table presents the Company’s basic and diluted earnings per share for the years ended September 30, 2021, 2020 and 2019, dollars in thousands, except per share data:

	Year ended September 30,
	2021	2020	2019
Net income	$20,581	20,009	9,416
Weighted average number of shares of common stock outstanding	22,591,816	22,501,779	22,424,328
Effect of dilutive securities	119,187	75,867	130,275
Weighted average number of shares of common stock outstanding including the effect of dilutive securities	22,711,003	22,577,646	22,554,603

Basic earnings per share	$0.91	0.89	0.42
Diluted earnings per share	$0.91	0.89	0.42

There were 166,362, 94,497 and 56,510 non-vested restricted stock units for the years ended September 30, 2021, 2020 and 2019, respectively, excluded from the calculation as they are antidilutive.

The Company paid a quarterly cash dividend of $0.07 per share of common stock in each quarter of fiscal year 2021 and 2020. The Company paid a special cash dividend of $2.00 per share of common stock in December 2020. The Company did not declare or pay any dividends in the year ended September 30, 2019.

As of September 30, 2021, the Company had 50,000,000 shares of common stock authorized, of which 22,620,417 shares were issued and outstanding, as well as 10,000,000 shares of preferred common stock authorized, of which none was issued and outstanding.

5. Fair Value Measurements

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value. The framework establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and market participant’s assumptions (unobservable inputs). Non-financial assets, such as goodwill and long-lived assets, are accounted for at fair value on a non-recurring basis. These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill, at least on an annual basis.

During fiscal year 2021, long-lived assets, including Right of Use Assets, with a carrying value of $3.3 million were written down to their fair value of $2.1 million, resulting in asset impairment charges of $1.1 million. During fiscal year 2020, long-lived assets with a carrying value of $1.1 million were written down to their fair value of $0.5 million, resulting in asset impairment charges of $0.6 million. During fiscal year 2019, long-lived assets with a carrying value of $0.8 million were written down to their fair value of $0.4 million, resulting in asset impairment charges of $0.4 million. The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those assets and liabilities.

6. Property and Equipment

The Company had the following property and equipment balances as of September 30, 2021 and 2020, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2021	2020
Construction in process		n/a		$2,268	6,717
Land		n/a		6,062	1,390
Buildings	16	-	40	34,531	26,732
Land improvements	1	-	24	1,782	1,575
Leasehold and building improvements	1	-	25	159,800	153,438
Fixtures and equipment	5	-	7	145,754	139,965
Computer hardware and software	3	-	5	25,068	23,628
				375,265	353,445
Less accumulated depreciation and amortization				(223,866)	(205,516)
Property and equipment, net				$151,399	147,929

Total costs capitalized for qualifying construction projects of leasehold and building improvements included $0.5 million and $0.4 million the years ended September 30, 2021 and 2020, respectively, related to internal staff compensation. Depreciation expense related to capitalized internal staff compensation was $0.6 million for each of the years ended September 30, 2021, 2020, and 2019. Interest costs of $0.2 million, $0.1 million and $0.3 million were capitalized for the years ended September 30, 2021, 2020 and 2019, respectively.

Depreciation and amortization expense for the years ended September 30, 2021, 2020 and 2019 is summarized as follows, dollars in thousands:

	Year ended September 30,
	2021	2020	2019
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$873	793	736
Depreciation and amortization expense included in store expenses	27,542	29,225	27,150
Depreciation and amortization expense included in administrative expenses	1,218	1,175	1,091
Total depreciation and amortization expenses	$29,633	31,193	28,977

7. Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, lease right of use assets and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets at an individual store level which we consider to be the lowest level in the organization for which independent identifiable cash flows are available. If the carrying value of such assets over their respective remaining lives is not recoverable through projected undiscounted future cash flows, impairment is recognized. The amount of impairment is measured based on projected discounted future cash flows using a market participant’s discount rate . The Company considers factors such as historic and forecasted operating results, trends and future prospects, current market value, significant industry trends and other economic and regulatory factors in performing these analyses.

As of September 30, 2021 and 2020, the Company had property and equipment assets of $151.4 million and $147.9, respectively, and lease right-of-use assets of $355.8 million and $379.3, respectively. In the fourth quarter of fiscal years 2021 and 2020, the Company concluded, as a result of its review of potential long-lived asset impairment, that certain long-lived assets were impaired. The Company recorded impairments of $1.1 million, $0.6 million and $0.4 million for the years ended September 30, 2021, 2020 and 2019, respectively. Such charges are reflected within store expenses on the consolidated statement of income for the years ended September 30, 2021 and 2020.

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2021 and 2020, are summarized as follows, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2021	2020
Amortizable intangible assets:
Other intangibles	0.5	-	3	$3,754	3,634
Less accumulated amortization				(3,139)	(2,378)
Amortizable intangible assets, net				615	1,256
Other intangibles in process				5,507	3,625
Trademark	Indefinite			389	389
Deferred financing costs, net (1)				59	31
Total other intangibles, net				6,570	5,301
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$11,768	10,499

(1) Certain prior year amounts have been reclassified for consistency with current year presentation.

Amortization expense was $0.8, $0.8 and $0.5 million for the years ended September 30, 2021, 2020 and 2019, respectively.

Capitalized costs for internal-use software development were $2.0 million and $2.6 million for the years ended September 30, 2021 and 2020, respectively, primarily due to capitalization of expenses related to external consultants.

9. Accrued Expenses

The composition of accrued expenses as of September 30, 2021 and 2020, is summarized as follows, dollars in thousands:

	As of September 30,
	2021	2020
Payroll and employee-related expenses	$13,243	13,569
Accrued property, sales and use tax payable	8,322	7,912
Accrued marketing expenses	713	407
Deferred revenue related to gift card sales	2,157	1,819
Other	2,154	1,288
Total accrued expenses	$26,589	24,995

10. Long-Term Debt

Credit Facility

The Company is a party to a Credit Facility, entered into on January 28, 2016 and subsequently amended, consisting of a $50.0 million revolving loan facility (the Revolving Facility) and a $35.0 million term loan facility (the Term Loan Facility, and together with the Revolving Facility, the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The revolving commitment amount under the Revolving Facility is $50.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date without premium or penalty. The Credit Facility matures on November 13, 2024. Base rate loans under the Credit Facility bear interest at a fluctuating base rate, as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the Eurodollar rate plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Eurodollar rate borrowings under the Credit Facility bear interest based on the London Interbank Offered Rate, or its successor (LIBOR), for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is based upon the Company’s consolidated leverage ratio. The Company will repay principal amounts outstanding under the Term Loan Facility in equal installments of approximately $0.4 million on the last day of each fiscal quarter, beginning on March 31, 2021 and ending on September 30, 2024, with the remaining principal amount payable on the maturity date. Amounts repaid on the Term Loan Facility may not be reborrowed.

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

The Company had no amounts outstanding under the Revolving Facility as of September 30, 2021 and 2020. The Company had $23.7 million of outstanding borrowings under the Term Loan Facility as of September 30, 2021. As of September 30, 2021 and September 30, 2020, the Company had undrawn, issued and outstanding letters of credit of $1.0 million and $1.3 million, respectively, which were reserved against the amount available for borrowing under the terms of the Revolving Facility. The Company had $49.0 million and $48.7 million available for borrowing under the Revolving Facility as of September 30, 2021 and September 30, 2020, respectively.

On November 13, 2019, the Company amended the Credit Facility to extend the maturity date to November 13, 2024 and permit the operating company to pay cash dividends to Natural Grocers in an amount sufficient to allow Natural Grocers to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $10.0 million during any fiscal year. On November 18, 2020, the Company entered into the Fourth Amendment to the Credit Facility to provide for the Term Loan Facility and to permit payment of a one-time dividend of up to $50.0 million no later than December 31, 2020.

Lease Obligations

The Company had 20 and 19 leases that were classified as finance leases as of September 30, 2021 and 2020, respectively. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of $2.5 million, $2.2 million and $5.2 million in the years ended September 30, 2021, 2020 and 2019, respectively. Interest expense for the year ended September 30, 2021 and 2020 relates primarily to interest on finance lease obligations. Interest expense for the years ended September 30, 2019 relates primarily to interest on capital and financing lease obligations. The Company capitalized interest of $0.2 million, $0.1 million and $0.3 million for the years ended September 30, 2021, 2020 and 2019, respectively.

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

The Company has four operating leases and one finance lease with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC, each of which is a related party (see Note 14). The leases began at various times with the earliest commencing in November 1999, continue for various terms through July 2040 and include various options to renew. The terms and rental rates of these leases are similar to leases that would be entered into with nonrelated parties and are at prevailing market rental rates. These leases account for $7.6 million of right-of-use assets and $7.9 million of lease liabilities included in the disclosures below. Cash rent paid pursuant to the related party leases was $1.3 million, $1.3 million and $1.5 million for the years ended September 30, 2021, 2020 and 2019, respectively.

The components of total lease cost for the year ended September 30, 2021 and 2020 are as follows, dollars in thousands:

		Year ended September 30,
Lease cost	Classification	2021	2020
Operating lease cost:
	Cost of goods sold and occupancy costs	$42,652	42,634
	Store expenses	319	319
	Administrative expenses	305	311
	Pre-opening expenses	233	154
Finance lease cost:
Depreciation of right-of-use assets	Store expenses(1)	3,686	3,139
Interest on lease liabilities	Interest expense, net (1)	1,953	1,698
Short-term lease cost	Store expenses	326	2,016
Variable lease cost	Cost of goods sold and occupancy costs(2)	5,611	5,367
Sublease income	Store expenses	(313)	(368)
Total lease cost		$54,772	55,270

1 Immaterial balances related to stores not yet open are included in pre-opening expenses.

2 Immaterial balances related to the corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the year ended September 30, 2021 and 2020 are as follows, dollars in thousands:

	Year ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,473	44,281
Operating cash flows from finance leases	1,976	1,792
Financing cash flows from finance leases	2,823	2,271
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	9,216	13,204
Finance leases	3,025	11,625

Additional information related to the Company’s leases as of September 30, 2021 and 2020 were as follows:

	September 30,
	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	11.1	11.7
Finance leases	11.9	12.5
Weighted-average discount rate:
Operating leases	3.6%	3.6
Finance leases	5.0%	5.1

In addition, during the year ended September 30, 2020, the Company purchased one store building that had previously been leased. This resulted in: (i) a $2.5 million reduction in operating lease liability and (ii) the reclassification of $2.4 million of corresponding operating right-of-use asset to property and equipment.

Future lease payments under non-cancellable leases as of September 30, 2021 were as follows, dollars in thousands:

Fiscal Year	Operating leases	Finance leases	Total
2022	$44,717	5,080	49,797
2023	43,946	5,176	49,122
2024	42,120	5,242	47,362
2025	40,417	5,252	45,669
2026	37,202	5,295	42,497
Thereafter	201,831	30,157	231,988
Total future undiscounted lease payments	410,233	56,202	466,435
Less imputed interest	(75,030)	(13,576)	(88,606)
Total reported lease liability	335,203	42,626	377,829
Less current portion	(33,308)	(3,176)	(36,484)
Noncurrent lease liability	$301,895	39,450	341,345

The table above excludes $28.2 million of legally binding minimum lease payments for leases that had been executed as of September 30, 2021 but whose terms had not yet commenced.

Future minimum rental commitments and sublease rental income under the terms of the Company’s operating and finance leases were as follows as of September 30, 2021, dollars in thousands:

Fiscal Year	Third parties	Related parties	Sublease rental income	Total leases
2022	$48,457	1,341	(353)	49,445
2023	47,781	1,341	(343)	48,779
2024	46,021	1,341	(275)	47,087
2025	44,323	1,346	(274)	45,395
2026	41,428	1,069	(273)	42,224
Thereafter	229,303	2,684	(339)	231,648
Total payments	$457,313	9,122	(1,857)	464,578

Future minimum rental commitments under the terms of the Company’s related party leases include $3.4 million pursuant to a finance lease and $5.7 million pursuant to operating leases as of September 30, 2021.

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

Total rent expense, including common area expenses and warehouse rent, for the years ended September 30, 2021, 2020, and 2019 totaled $55.3 million, $54.6 million and $51.6 million, respectively, which is included in cost of goods sold and occupancy costs and administrative expenses in the consolidated statements of income. In addition, $0.2 million, $0.2 million and $0.3 million is included in pre-opening expense associated with rent expense for stores prior to their opening date for the years ended September 30, 2021, 2020 and 2019, respectively.

12. Share-Based Compensation

The Company adopted the 2012 Omnibus Incentive Plan (as amended, the Plan) on July 17, 2012. Restricted stock unit awards granted pursuant to the Plan, if they vest, will be settled in new shares of the Company’s common stock or shares of common stock held in treasury. At the adoption of the Plan, there were 1,090,151 shares of common stock available for issuance or delivery under the Plan. In March 2019, the Company’s stockholders approved a proposal to amend the Plan to: (i) increase the number of shares of common stock reserved for issuance thereunder by 600,000 shares and (ii) extend its term by five years. As of September 30, 2021, 407,746 shares of common stock remain available for grants under the Plan. The Plan provides for awards of options, stock appreciation rights, stock grants, restricted stock units, other share-based awards and cash-based incentive awards to officers, members of the Board and certain employees who are not named executive officers and consultants. As of September 30, 2021, restricted stock units had been granted under the Plan, at no out-of-pocket cost to officers, Board members and key employees. These restricted stock units vest subject to requisite service requirements, immediately in part or annually in installments over a one-to-five-year period. The award recipients are not entitled to cash dividends or to vote with regard to non-vested restricted stock units, and the units are subject to forfeiture during the vesting period. Restricted stock units are granted at the market price of the Company’s stock on the date of grant and are expensed on a straight-line basis over the vesting period.

The shares of non-vested restricted stock units as of September 30, 2021 were as follows:

	Shares	Weighted average grant date fair value
Non-vested as of September 30, 2019	316,356	$10.18
Granted	124,239	8.93
Forfeited	(40,052)	10.53
Vested	(115,286)	11.22
Non-vested as of September 30, 2020	285,257	9.17
Granted	225,660	11.22
Forfeited	(22,974)	8.87
Vested	(99,804)	9.18
Non-vested as of September 30, 2021	388,139	10.38

During the year ended September 30, 2021, the Company awarded stock grants totaling 4,000 shares of the Company’s common stock to 40 employees who were not named executive officers. Such shares were fully vested on the grant date.

Share-based compensation expense for restricted stock unit awards to certain employees who are not named executive officers was $0.5 million, $0.8 million and $0.8 million for the years ended September 30, 2021, 2020 and 2019, respectively. Share-based compensation expense for restricted stock unit awards to one named executive officer was $0.2 million, $0.2 million and $0.2 million for the years ended September 30, 2021, 2020 and 2019, respectively.

Each independent member of the Board receives an annual grant of restricted stock units equal to $60,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant). Such grants are made each year on the date of the Company’s annual meeting of stockholders, or on a pro rata basis in the case of a mid-year appointment. Share-based compensation expense for the Company’s awards to its Board members was $0.2 million for each of the years ended September 30, 2021, 2020 and 2019.

The Company recorded total share-based compensation expense before income taxes of $0.9 million, $1.1 million and $1.2 million in the years ended September 30, 2021, 2020 and 2019, respectively. The share-based compensation expense is included in cost of goods sold and occupancy costs, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the applicable officer, Board member or key employee’s compensation expense is presented. The Company realized a tax benefit from share-based compensation of $0.1 million in the year ended September 30, 2021, and did not realize a tax benefit from share-based compensation expense in the years ended September 30, 2020 and 2019.

As of September 30, 2021, there was $2.5 million of unrecognized share-based compensation expense related to non-vested restricted stock units, net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately three years.

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

The Company did not repurchase any shares during the years ended September 30, 2021 and 2020. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million.

During fiscal year 2021, the Company reissued no treasury shares. During fiscal year 2020, the Company reissued 47,222 treasury shares at a cost of $0.4 million to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. At September 30, 2021 and 2020 the Company held no shares in treasury.

14. Related Party Transactions

The Company has ongoing relationships with related parties as noted:

Chalet Properties, LLC: The Company has four operating leases and one finance lease (see Note 11) with Chalet. Chalet is owned by the Company’s four non-independent Board members, Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other family members. Rent paid to Chalet was $1.0 million for the year ended September 30, 2021 and 2020, and $1.2 million for the year ended September 30, 2019.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 11) with Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.3 million for each of the years ended September 30, 2021, 2020 and 2019.

FTVC LLC: The Company has one operating lease (see Note 11) for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the years ended September 30, 2021, 2020 and 2019.

15. Income Taxes

The following are the components of the provision for income taxes as of September 30, 2021, 2020 and 2019, respectively, dollars in thousands:

	Year ended September 30,
	2021	2020	2019
Current federal income tax expense (benefit)	$3,859	1,317	(1,981)
Current state income tax expense	752	633	406
Total current income tax expense (benefit)	4,611	1,950	(1,575)

Deferred federal income tax expense	836	3,157	3,760
Deferred state income tax expense	28	585	213
Total deferred income tax expense	864	3,742	3,973

Total provision for income taxes	$5,475	5,692	2,398

The differences between the United States federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Year ended September 30,
	2021	2020	2019
Statutory tax rate	21.0%	21.0	21.0
State income taxes, net of federal income tax expense	3.6	4.0	3.7
Enhanced food deduction	(0.5)	(0.6)	(1.3)
Deferred tax liability adjustment	0.8	(0.3)	(0.5)
Other, net	(3.9)	(2.0)	(2.6)
Effective tax rate	21.0%	22.1	20.3

The Company’s effective tax rate was 21.0% in the year ended September 30, 2021 compared to 22.1% in the year ended September 30, 2020. The Company’s effective tax rate increased from 20.3% in the year ended September 30, 2019 to 22.1% in the year ended September 30, 2020 primarily due to a cost segregation study performed resulting in a tax benefit of approximately $0.5 million for the year ended September 30, 2019. The Company had a similar tax benefit as a result of the accelerated depreciation allowed under the CARES Act related to Qualified Improvement Property for the year ended September 30, 2020. However, due to higher pre-tax income in the year ended September 30, 2020, this resulted in a lower impact on the effective rate.

Deferred taxes have been classified on the consolidated balance sheets as follows, dollars in thousands:

	As of September 30,
	2021	2020
Long-term assets	$—	—
Long-term liabilities	(15,293)	(14,429)
Net deferred tax liabilities	$(15,293)	(14,429)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows, dollars in thousands:

	As of September 30,
	2021	2020
Deferred tax assets
Goodwill	$238	475
Trademarks	613	623
Finance lease obligations	10,443	10,453
Operating lease obligations	82,119	87,947
Accrued paid time off	682	771
Other	649	821
Gross deferred tax assets	94,744	101,090

Deferred tax liabilities
Property and equipment	(20,477)	(19,929)
Finance lease assets	(9,645)	(9,855)
Operating lease assets	(77,867)	(83,508)
Leasehold improvements	(1,652)	(1,900)
Subleases	—	(99)
Other	(396)	(228)
Gross deferred tax liabilities	(110,037)	(115,519)
Net deferred tax liabilities	$(15,293)	(14,429)

The Company believes that it is more likely than not that it will fully realize all deferred tax assets in the form of future deductions based on the nature of the deductible temporary differences and expected future taxable income.

The Company did not utilize federal income tax carryforwards or federal tax credit carryforwards in the year ended September 30, 2021. The Company utilized approximately $0.2 million in tax effected federal income tax carryforwards and approximately $0.4 million in federal tax credit carryforwards in the year ended September 30, 2020. The Company utilized less than $0.1 million in tax effected state income tax carryforwards in the years ended September 30, 2021 and 2020.

The Company did not have any uncertain tax positions as of September 30, 2021 and 2020.

The Company files income tax returns with federal, state and local tax authorities. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years 2017 and prior and is no longer subject to state and local income tax examinations for fiscal years 2016 and prior.

16. Defined Contribution Plan

The Company has a defined contribution retirement plan (the Retirement Plan) covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Employees may defer up to the annual maximum limit prescribed by the Code. The Company, on a discretionary basis, may match up to 25% of participant contributions up to a maximum annual employer match of $2,500. During the year ended September 30, 2021, the Company accrued $0.9 million for matching contributions to be paid out after the plan year ending December 31, 2021. In January 2021, the Company funded matching contributions of $1.2 million to participants’ accounts for the plan year ended December 31, 2020.

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

Legal

In January 2020, a former assistant store manager filed a purported class action lawsuit in the United States District Court for the District of Colorado on behalf of current and former assistant store managers alleging that the Company violated the Fair Labor Standards Act (“FLSA”) and Colorado labor laws by misclassifying the assistant store managers as exempt. The alleged violations relate to failure to pay for overtime work. In November 2020, the court granted plaintiffs’ motion for conditional certification with regard to the FLSA claim. In September 2021, the court ordered 56 opt-in plaintiffs to individual arbitration, leaving 101 FLSA plaintiffs in the FLSA collective action. The litigation is currently in the discovery stage. The plaintiffs did not quantify any alleged damages. The Company believes these claims are without merit and intends to defend the matter vigorously. Given the preliminary stage of the case and the legal standards that must be met for, among other things, class certification, the Company is unable to reasonably estimate at this time the possible range of loss, if any, that may result from this action.

The Company is otherwise periodically involved in various legal proceedings that are incidental to the conduct of its business, including but not limited to employment discrimination claims, customer injury claims and investigations. When the potential liability from a matter can be estimated and the loss is considered probable, the Company records the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. Although the Company cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against it, management does not believe any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its financial statements.

19. Selected Quarterly Financial Data (Unaudited)

The summarized unaudited quarterly financial data presented below reflect all adjustments, which in the opinion of management are of a normal and recurring nature, necessary to present fairly the results of operations for the periods presented.

Summarized unaudited quarterly financial data for each fiscal year is as follows, dollars in thousands, except per share data:

Fiscal Year Ended September 30, 2021	Three months ended
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Net sales	$265,045	259,198	258,624	272,649
Cost of goods sold and occupancy costs	192,020	187,371	187,082	196,855
Gross profit	73,025	71,827	71,542	75,794
Store expenses	60,330	58,422	57,086	58,748
Administrative expenses	7,304	6,358	7,273	7,420
Pre-opening expenses	189	341	135	255
Operating income	5,202	6,706	7,048	9,371
Interest expense, net	(510)	(603)	(586)	(572)
Income before income taxes	4,692	6,103	6,462	8,799
Provision for income taxes	(1,060)	(1,399)	(1,430)	(1,586)
Net income	$3,632	4,704	5,032	7,213

Basic earnings per share	$0.16	0.21	0.22	0.32
Diluted earnings per share	$0.16	0.21	0.22	0.32

Fiscal Year Ended September 30, 2020	Three months ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Net sales	$230,030	277,524	265,110	264,178
Cost of goods sold and occupancy costs	169,506	199,701	192,729	191,765
Gross profit	60,524	77,823	72,381	72,413
Store expenses	51,427	56,878	58,577	60,187
Administrative expenses	5,819	7,038	6,818	7,105
Pre-opening expenses	430	650	300	163
Operating income	2,848	13,257	6,686	4,958
Interest expense, net	(536)	(516)	(505)	(491)
Income before income taxes	2,312	12,741	6,181	4,467
Provision for income taxes	(444)	(3,023)	(1,490)	(735)
Net income	$1,868	9,718	4,691	3,732

Basic earnings per share	$0.08	0.43	0.21	0.17
Diluted earnings per share	$0.08	0.43	0.21	0.16

20. Subsequent Events

On November 18, 2021, the Board approved a quarterly cash dividend of $0.10 per share, which will be paid on December 15, 2021 to stockholders of record as of the close of business on November 29, 2021.

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

We have assessed the effectiveness of our internal control over financial reporting as of September 30, 2021 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment of the design and related testing of the internal control over financial reporting, management concluded that, as of September 30, 2021, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting. KPMG LLP’s attestation report is included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information provided under the headings “Executive Officers and Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement on Schedule 14A for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2021 (the 2022 Proxy Statement). We have adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, including our principal executive, financial and accounting officers, employees, consultants and contractors. Our Code of Ethics is publicly available on our website at www.naturalgrocers.com and we will post any amendments to, or waivers from, a provision of this Code of Ethics by posting such information on our website, at the address specified above.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information in the 2022 Proxy Statement under the headings “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2022 Proxy Statement under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2022 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information in the 2022 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements: See Part II, Item 8 of this Form 10-K.

2.

Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.	Exhibits

EXHIBIT INDEX

Exhibit				Exhibit
Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form S-1	333-182186	3.1	July 5, 2012
3.2	Amended and Restated Bylaws	Form S-1	333-182186	3.2	July 5, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	Form S-1	333-182186	4.2	July 20, 2012
4.3	Form of Notice of Grant of Stock Unit Award	Form S-8	333-182886	4.2	July 27, 2012
4.4	Form of Registration Rights Agreement	Form S-1	333-182186	4.3	July 5, 2012
4.5	Form of Notice of Stock Grant Award	Form 10-K	001-35608	4.5	December 5, 2019
4.6	Description of Capital Stock	Form 10-K	001-35608	4.6	December 5, 2019
10.1	Second Amended and Restated Employment Agreement by and between Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc. and Sandra M. Buffa, dated June 26, 2012*	Form 10-Q	001-35608	10.1	June 29, 2012
10.2	Form of Omnibus Incentive Plan*	Form S-1	333-182186	10.16	July 5, 2012
10.3	Summary of Compensation Arrangements for Non-Employee Directors*	Form S-1	333-182186	10.17	June 29, 2012
10.4	Form of Indemnification Agreement*	Form S-1	333-182186	10.18	June 29, 2012
10.5	Shopping Center Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated January 1, 2010	Form S-1	333-182186	10.19	June 29, 2012
10.6	Ground lease by and between 3801 East Second Avenue, LLC and Vitamin Cottage Natural Food Markets, Inc., dated March 1, 2001	Form S-1	333-182186	10.2	June 29, 2012
10.7	Commercial Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.21	June 29, 2012
10.8	Sublease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.22	June 29, 2012
10.9	Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated September 1, 2011	Form S-1	333-182186	10.23	June 29, 2012
10.10	Lease by and between Chalet Properties, LLC and Boulder Vitamin Cottage Group, LLC, dated July 1, 2011	Form S-1	333-182186	10.24	June 29, 2012
10.11	Lease by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.25	June 29, 2012
10.12	Lease by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.26	June 29, 2012
10.13	Building Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated December 8, 2010	Form S-1	333-182186	10.27	June 29, 2012
10.14	Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated May 20, 2008#	Form S-1	333-182186	10.28	June 29, 2012

10.15	Addendum A to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated February 27, 2009#	Form S-1	333-182186	10.29	June 29, 2012
10.16	Agreement Addendum to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated March 10, 2012#	Form S-1	333-182186	10.3	June 29, 2012
10.17	Third Amendment to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated June 3, 2012#	Form S-1	333-182186	10.31	June 29, 2012
10.18	Form of Stockholders Agreement, by, between and among Natural Grocers by Vitamin Cottage, Inc. and the stockholders to be named therein	Form S-1	333-182186	10.32	July 12, 2012
10.19	Credit Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.39	January 28, 2016
10.20	Security and Pledge Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc., Vitamin Cottage Two Ltd. Liability Company, the other Obligors thereunder and Bank of America, N.A.	Form 10-Q	001-35608	10.4	January 28, 2016
10.21	Customer Distribution Agreement by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc. dated as of June 21, 2016#	Form 10-Q	001-35608	10.1	May 6, 2021
10.22	First Amendment to Credit Agreement dated as of May 10, 2016, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.42	July 28, 2016
10.23	Incentive Compensation Program*	Form 10-Q	001-35608	10.43	February 2, 2017
10.24	Second Amendment to Credit Agreement dated as of September 6, 2018, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 10-K	001-35608	10.44	December 7, 2018
10.25	Autoborrow Agreement dated as of September 6, 2018, by and between Vitamin Cottage Natural Food Markets, Inc. and Bank of America, N.A.	Form 10-K	001-35608	10.45	December 7, 2018
10.26	Employment offer letter to Todd Dissinger dated December 5, 2017*	Form 10-Q	001-35608	10.46	February 1, 2018
10.27	Notice of Grant of Stock Unit Award to Todd Dissinger dated January 2, 2018*	Form 10-Q	001-35608	10.47	February 1, 2018
10.28	Amendment dated as of May 25, 2018 to Customer Distribution Agreement dated as of June 21, 2016 by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc.#	Form 10-Q	001-35608	10.48	August 2, 2018
10.29	Natural Grocers by Vitamin Cottage, Inc. 2012 Omnibus Incentive Plan, as amended*	Form 8-K	001-35608	10.49	March 8, 2019
10.30	First Amendment to Lease dated as of July 31, 2019 by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.5	August 1, 2019
10.31	Third Amendment to Credit Agreement dated as of November 13, 2019, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 10-K	001-35608	10.51	December 5, 2019

10.32	Amended and Restated Lease, dated August 3, 2020, between Chalet Properties of Pueblo, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.1	August 6, 2020
10.34	Fourth Amendment to Credit Agreement dated as of November 18, 2020, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 8-K	001-35608	10.1	November 24, 2020
10.35	Fifth Amendment to Credit Agreement dated as of September 16, 2021, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 8-K	001-35608	10.1	September 22, 2021
14	Code of Ethics	Form 10-K	001-35608	14	December 13, 2012
21.1	List of subsidiaries	Form 10-K	001-35608	21.1	December 13, 2012
23.1	Consent of KPMG LLP	—	—	—	—
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.3	Certification of Todd Dissinger, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	—	—	—	—

101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 9, 2021.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely,
Its Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEMPER ISELY	(Principal Executive Officer, Co-President,
Kemper Isely	Director)	December 9, 2021

/s/ ZEPHYR ISELY	(Principal Executive Officer, Co-President,
Zephyr Isely	Director)	December 9, 2021

/s/ TODD DISSINGER	(Principal Financial and Accounting Officer,
Todd Dissinger	Chief Financial Officer)	December 9, 2021

/s/ ELIZABETH ISELY	Director
Elizabeth Isely		December 9, 2021

/s/ HEATHER ISELY	Director
Heather Isely		December 9, 2021

/s/ EDWARD CERKOVNIK	Director
Edward Cerkovnik		December 9, 2021

/s/ RICHARD HALLé	Director
Richard Hallé		December 9, 2021

/s/ DAVID ROONEY	Director	December 9, 2021
David Rooney