Form 10-Q
period 2021-12-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2022-02-03
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 31, 2022 was 22,656,622.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2021

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example, “fiscal year 2022” refers to the year from October 1, 2021 to September 30, 2022).

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, national, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe these factors include those referenced in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

In addition, our actual results could differ materially from the forward-looking statements in this Form 10-Q due to risks and challenges related to the COVID-19 pandemic and the resulting government mandates, including: the length of time the COVID-19 pandemic continues; the inability of customers to shop due to illness or quarantine, isolation or stay-at-home orders; shifts in demand to more online shopping or to lower-priced or other perceived value offerings; the temporary inability of our employees to work due to illness; temporary store closures due to infections at our stores or government mandates; stay-at-home measures, safety directives and operating requirements imposed by local, state or federal governmental authorities; the extent and duration of the adverse economic conditions resulting from the COVID-19 pandemic and government mandates, including its impact on consumer spending, the unemployment rate, interest rates and inflationary and deflationary trends; disruptions in the production of the products we sell; disruptions in the delivery of products to our stores; labor shortages and costs resulting from the COVID-19 pandemic; increased operating costs; and the extent and effectiveness of any COVID-19-related stimulus packages implemented by the federal and state governments. We believe these factors include those described in “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	December 31, 2021	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$25,296	23,678
Accounts receivable, net	9,603	8,489
Merchandise inventory	101,753	100,546
Prepaid expenses and other current assets	3,616	2,914
Total current assets	140,268	135,627
Property and equipment, net	149,357	151,399
Other assets:
Operating lease assets, net	313,473	316,388
Finance lease assets, net	38,393	39,367
Deposits and other assets	534	530
Goodwill and other intangible assets, net	12,320	11,768
Total other assets	364,720	368,053
Total assets	$654,345	655,079

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,119	68,949
Accrued expenses	25,797	26,589
Term loan facility, current portion	1,750	1,750
Operating lease obligations, current portion	33,536	33,308
Finance lease obligations, current portion	3,270	3,176
Total current liabilities	129,472	133,772
Long-term liabilities:
Term loan facility, net of current portion	19,938	21,938
Operating lease obligations, net of current portion	301,123	301,895
Finance lease obligations, net of current portion	38,618	39,450
Deferred income tax liabilities, net	15,640	15,293
Total long-term liabilities	375,319	378,576
Total liabilities	504,791	512,348
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, and 22,643,890 and 22,620,417 shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively	23	23
Additional paid-in capital	57,460	57,289
Retained earnings	92,071	85,419
Total stockholders’ equity	149,554	142,731
Total liabilities and stockholders’ equity	$654,345	655,079

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,
	2021	2020

Net sales	$277,288	265,045
Cost of goods sold and occupancy costs	198,551	192,020
Gross profit	78,737	73,025
Store expenses	59,336	60,330
Administrative expenses	7,293	7,304
Pre-opening expenses	84	189
Operating income	12,024	5,202
Interest expense, net	(544)	(510)
Income before income taxes	11,480	4,692
Provision for income taxes	(2,565)	(1,060)
Net income	$8,915	3,632

Net income per common share:
Basic	$0.39	0.16
Diluted	$0.39	0.16
Weighted average number of shares of common stock outstanding:
Basic	22,639,994	22,558,946
Diluted	22,752,725	22,690,817

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended December 31,
	2021	2020

Operating activities:
Net income	$8,915	3,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,113	7,637
Impairment and store closing costs	95	—
Gain on disposal of property and equipment	(14)	—
Lease exit costs	—	105
Share-based compensation	294	248
Deferred income tax expense	347	1,571
Non-cash interest expense	7	3
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(1,099)	1,816
Merchandise inventory	(1,207)	577
Prepaid expenses and other assets	(762)	(550)
Income tax receivable	—	3,004
Operating lease assets	7,873	7,664
(Decrease) increase in:
Operating lease liabilities	(8,157)	(7,955)
Accounts payable	(553)	(3,720)
Accrued expenses	(793)	(1,689)
Net cash provided by operating activities	12,059	12,343
Investing activities:
Acquisition of property and equipment	(4,656)	(3,273)
Acquisition of other intangibles	(718)	(427)
Proceeds from property insurance settlements	58	—
Net cash used in investing activities	(5,316)	(3,700)
Financing activities:
Borrowings under revolving facility	3,200	—
Repayments under revolving facility	(3,200)	—
Borrowings under term loan facility	—	35,000
Repayments under term loan facility	(2,000)	—
Finance lease obligation payments	(739)	(675)
Dividend to shareholders	(2,263)	(46,706)
Loan fees paid	—	(53)
Payments on withholding tax for restricted stock unit vesting	(123)	(82)
Net cash used in financing activities	(5,125)	(12,516)
Net increase (decrease) in cash and cash equivalents	1,618	(3,873)
Cash and cash equivalents, beginning of period	23,678	28,534
Cash and cash equivalents, end of period	$25,296	24,661
Supplemental disclosures of cash flow information:
Cash paid for interest	$189	8
Cash paid for interest on finance lease obligations, net of capitalized interest of $66 and $37, respectively	424	463
Income taxes paid	85	—
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$1,506	2,778
Acquisition of other intangibles not yet paid	307	196
Property acquired through operating lease obligations	5,052	2,769
Property acquired through finance lease obligations	—	106

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2021 and December 31, 2020

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –$0.001 par
	Value		Additional		Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	stockholders’ equity
Balances September 30, 2021	22,620,417	$23	$57,289	$85,419	$142,731
Net income	—	—	—	8,915	8,915
Cash dividends	—	—	—	(2,263)	(2,263)
Issuance of common stock	23,473	—	—	—	—
Share-based compensation	—	—	171	—	171
Balances December 31, 2021	22,643,890	$23	$57,460	$92,071	$149,554

	Common stock –$0.001 par
	Value		Additional		Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	stockholders’ equity
Balances September 30, 2020	22,546,765	$23	$56,752	$116,291	$173,066
Net income	—	—	—	3,632	3,632
Cash dividends	—	—	—	(46,706)	(46,706)
Issuance of common stock	16,884	—	—	—	—
Share-based compensation	—	—	166	—	166
Balances December 31, 2020	22,563,649	$23	$56,918	$73,217	$130,158

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

December 31, 2021 and 2020

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, body care products and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. As of December 31, 2021 and September 30, 2021, the Company operated 162 stores in 20 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes,” Topic 740, “Simplifying the Accounting for Income Taxes” (ASU 2019-12). The new guidance simplified the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The provisions of ASU 2019-12 were effective for the Company’s first quarter of the fiscal year ending September 30, 2022. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements for the three months ended December 31, 2021.

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

Proceeds from the sale of the Company’s gift cards are recorded as a liability at the time of sale and recognized as revenue when the gift cards are redeemed by the customer and the performance obligation is satisfied by the Company.

The balance of contract liabilities related to unredeemed gift cards was $1.8 million and $1.5 million as of December 31, 2021 and September 30, 2021, respectively. Revenue for the three months ended December 31, 2021 and 2020 includes $0.5 million and $0.3 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2021 and 2020, respectively.

The following table disaggregates the Company’s revenue by product category for the three months ended December 31, 2021 and 2020, dollars in thousands and as a percentage of sales:

	Three months ended December 31,
	2021		2020
Grocery	$192,029	69%	185,615	70%
Dietary supplements	58,072	21	53,224	20
Other	27,187	10	26,206	10
	$277,288	100%	265,045	100%

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

Presented below are basic and diluted EPS for the three months ended December 31, 2021 and 2020, dollars in thousands, except per share data:

	Three months ended December 31,
	2021	2020
Net income	$8,915	3,632

Weighted average number of shares of common stock outstanding	22,639,994	22,558,946
Effect of dilutive securities	112,731	131,871
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,752,725	22,690,817

Basic earnings per share	$0.39	0.16
Diluted earnings per share	$0.39	0.16

There were 9,982 and 14,973 non-vested RSUs for the three months ended December 31, 2021 and 2020, respectively, excluded from the calculation of diluted EPS as they are antidilutive.

The Company paid a quarterly cash dividend of $0.10 per share of common stock in the first quarter of fiscal year 2022 and a quarterly cash dividend of $0.07 per share of common stock and a special cash dividend of $2.00 per share of common stock in the first quarter of fiscal year 2021.

5. Debt

Credit Facility

The Company is party to a Credit Facility, entered into on January 28, 2016 and subsequently amended, consisting of a $50.0 million revolving loan facility (the Revolving Facility) and a $35.0 million term loan facility (the Term Loan Facility, and together with the Revolving Facility, the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The revolving commitment amount under the Revolving Facility is $50.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date without premium or penalty. The Credit Facility matures on November 13, 2024. Base rate loans under the Credit Facility bear interest at a fluctuating base rate, as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the Eurodollar rate plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Eurodollar rate borrowings under the Credit Facility bear interest based on the London Interbank Offered Rate, or its successor (LIBOR), for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is based upon the Company’s consolidated leverage ratio. The Company is required to repay principal amounts outstanding under the Term Loan Facility in equal installments of approximately $0.4 million on the last day of each fiscal quarter, beginning on March 31, 2021 and ending on September 30, 2024, with the remaining principal amount payable on the maturity date. Amounts repaid on the Term Loan Facility may not be reborrowed.

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

The Company had no amounts outstanding under the Revolving Facility as of December 31, 2021 and September 30, 2021. The Company had undrawn, issued and outstanding letters of credit of $1.0 million as of each of December 31, 2021 and September 30, 2021, which were reserved against the amount available for borrowing under the terms of the Revolving Facility. The Company had $49.0 million available for borrowing under the Revolving Facility as of each of December 31, 2021 and September 30, 2021. The Company had $21.7 million outstanding under its fully drawn Term Loan Facility as of December 31, 2021.

As of December 31, 2021 and September 30, 2021, the Company was in compliance with the financial covenants under the Credit Facility.

Lease Obligations

As of December 31, 2021 and September 30, 2021, the Company had 20 leases that were classified as finance leases. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of $0.6 million for each of the three months ended December 31, 2021 and 2020. Interest expense for the three months ended December 31, 2021 and 2020 relates primarily to interest on finance lease obligations. The Company capitalized interest of less than $0.1 million for each of the three months ended December 31, 2021 and 2020.

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

The Company did not repurchase any shares of common stock during the three months ended December 31, 2021 and 2020. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million.

During the three months ended December 31, 2021 and 2020, the Company reissued no treasury shares. At December 31, 2021 and September 30, 2021, the Company held no treasury shares.

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

The Company has four operating leases and one finance lease with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC, each of which is a related party (see Note 12). The leases began at various times with the earliest commencing in November 1999, continue for various terms through July 2040 and include various options to renew. The terms and rental rates of these leases are similar to leases that would be entered into with nonrelated parties and are at prevailing market rental rates. These leases account for $7.4 million of right-of-use assets and $7.7 million of lease liabilities included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for each of the three months ended December 31, 2021 and 2020.

The components of total lease cost for the three months ended December 31, 2021 and 2020 were as follows, dollars in thousands:

Lease cost	Classification	Three months ended December 31, 2021	Three months ended December 31, 2020
Operating lease cost:
	Cost of goods sold and occupancy costs	$10,730	10,636
	Store expenses	80	80
	Administrative expenses	76	76
	Pre-opening expense	—	26
Finance lease cost:
Depreciation of right-of-use assets	Store expenses	974	905
Interest on lease liabilities	Interest expense, net	490	487
Short-term lease cost	Store expenses	609	537
Variable lease cost	Cost of goods sold and occupancy costs(1)	1,398	1,816
Sublease income	Store expenses	(108)	(93)
Total lease cost		$14,249	14,470

(1) Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three months ended December 31, 2021 and 2020 were as follows, dollars in thousands:

	Three months ended December 31, 2021	Three months ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,159	11,137
Operating cash flows from finance leases	490	500
Financing cash flows from finance leases	739	675
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	5,052	2,769
Finance leases	—	106
Weighted-average remaining lease term (in years):
Operating leases	10.9	11.5
Finance leases	11.7	12.2
Weighted-average discount rate:
Operating leases	3.6%	3.6
Finance leases	5.0%	5.1

In the three months ended December 31, 2021, the Company incurred a charge of $0.1 million related to operating right-of-use assets associated with an early store relocation. In the three months ended December 31, 2020, the Company paid $0.3 million in lease termination costs to terminate the lease associated with one store that closed in the first quarter of fiscal year 2019. In association with the lease termination, the Company wrote off $0.6 million in operating right-of-use assets and $0.8 million in operating lease liabilities and recorded a $0.2 million gain in store expenses.

Future lease payments under non-cancellable leases as of December 31, 2021 were as follows, dollars in thousands:

Fiscal Year	Operating leases	Finance leases	Total
Remainder of 2022	$33,777	3,851	37,628
2023	44,474	5,176	49,650
2024	42,877	5,242	48,119
2025	41,225	5,252	46,477
2026	38,016	5,295	43,311
Thereafter	208,535	30,157	238,692
Total future undiscounted lease payments	408,904	54,973	463,877
Less imputed interest	(74,245)	(13,085)	(87,330)
Total reported lease liability	334,659	41,888	376,547
Less current portion	(33,536)	(3,270)	(36,806)
Noncurrent lease liability	$301,123	38,618	339,741

The table above excludes $34.1 million of legally binding minimum lease payments for leases that had been executed as of December 31, 2021 but whose terms had not yet commenced.

8. Property and Equipment

The Company had the following property and equipment balances as of December 31, 2021 and September 30, 2021, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2021	September 30, 2021
Construction in process		n/a		$2,888	2,268
Land		n/a		6,272	6,062
Buildings	16	–	40	34,482	34,531
Land improvements	1	–	24	1,782	1,782
Leasehold and building improvements	1	–	25	160,811	159,800
Fixtures and equipment	5	–	7	147,308	145,754
Computer hardware and software	3	–	5	25,172	25,068
				378,715	375,265
Less accumulated depreciation and amortization				(229,358)	(223,866)
Property and equipment, net				$149,357	151,399

Depreciation and amortization expense for the three months ended December 31, 2021 and 2020 is summarized as follows, dollars in thousands:

	Three months ended December 31,
	2021	2020
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$239	215
Depreciation and amortization expense included in store expenses	6,527	7,128
Depreciation and amortization expense included in administrative expenses	347	294
Total depreciation and amortization expense	$7,113	7,637

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of December 31, 2021 and September 30, 2021, dollars in thousands:

				As of
	Useful Lives (in years)			December 31, 2021	September 30, 2021
Amortizable intangible assets:
Other intangibles	0.5	-	3	$3,945	3,754
Less accumulated amortization				(3,287)	(3,139)
Amortizable intangible assets, net				658	615
Other intangibles in process				6,022	5,507
Trademark	Indefinite			389	389
Deferred financing costs, net				53	59
Total other intangibles, net				7,122	6,570
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$12,320	11,768

10. Accrued Expenses

The composition of accrued expenses as of December 31, 2021 and September 30, 2021 is summarized as follows, dollars in thousands:

	As of
	December 31,	September 30,
	2021	2021
Payroll and employee-related expenses	$10,222	13,243
Accrued property, sales and use tax payable	8,201	8,322
Accrued marketing expenses	759	713
Deferred revenue related to gift card sales	2,197	2,157
Other	4,418	2,154
Total accrued expenses	$25,797	26,589

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

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases and one finance lease with Chalet Properties, LLC (Chalet). Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.2 million for each of the three months ended December 31, 2021 and 2020.

Isely Family Land Trust LLC: The Company has one operating lease with the Isely Family Land Trust LLC (the Land Trust). The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.1 million for each of the three months ended December 31, 2021 and 2020.

FTVC LLC: The Company has one operating lease for a store location with FTVC LLC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC LLC was less than $0.1 million for each of the three months ended December 31, 2021 and 2020.

13. Commitments and Contingencies

In January 2020, a former assistant store manager filed a purported class action lawsuit in the United States District Court for the District of Colorado on behalf of current and former assistant store managers alleging that the Company violated the Fair Labor Standards Act (“FLSA”) and Colorado labor laws by misclassifying the assistant store managers as exempt. The alleged violations relate to failure to pay for overtime work. In November 2020, the court granted plaintiffs’ motion for conditional certification with regard to the FLSA claim. In September 2021, the court ordered 56 opt-in plaintiffs to individual arbitration, leaving 101 FLSA plaintiffs in the FLSA collective action. The litigation is currently in the discovery stage. The plaintiffs did not quantify any alleged damages in its complaint. The Company believes these claims are without merit and intends to defend the matter vigorously. Given the preliminary stage of the case and the legal standards that must be met for, among other things, class certification, the Company is unable to reasonably estimate at this time the possible range of loss, if any, that may result from this action.

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

14. Subsequent Event

On February 2, 2022, the Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on March 16, 2022 to stockholders of record as of the close of business on February 28, 2022.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, body care products and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of December 31, 2021, we operated 162 stores in 20 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

Our stores range from approximately 5,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2021, we increased our store count at a compound annual growth rate of 5.2%. In fiscal year 2021, we opened three new stores and relocated/remodeled five existing stores. We plan to open four to six new stores and relocate/remodel three to four stores in fiscal year 2022. As of the date of this report, we have signed leases or acquired property for an additional six new stores that we plan to open in fiscal years 2022 and beyond. During the three months ended December 31, 2021, we did not open any new stores and we relocated/remodeled one store. Between January 1, 2022 and the date of this Form 10-Q, we did not open any new stores or relocate/remodel any stores.

Performance Highlights

Key highlights of our performance for the three months ended December 31, 2021 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $277.3 million for the three months ended December 31, 2021, an increase of $12.2 million, or 4.6%, compared to net sales of $265.0 million for the three months ended December 31, 2020.

●	Daily average comparable store sales. Daily average comparable store sales for the three months ended December 31, 2021 increased 3.8% compared to the three months ended December 31, 2020.

●	Net income. Net income was $8.9 million for the three months ended December 31, 2021 compared to net income of $3.6 million for the three months ended December 31, 2020.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $19.1 million for the three months ended December 31, 2021, an increase of $6.3 million, or 49.1%, compared to $12.8 million for the three months ended December 31, 2020. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $19.5 million for the three months ended December 31, 2021, an increase of $6.0 million, or 44.7%, compared to Adjusted EBITDA of $13.5 million for the three months ended December 31, 2020. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of December 31, 2021, cash and cash equivalents was $25.3 million, and there was $49.0 million available for borrowing under our Revolving Facility, net of undrawn, issued and outstanding letters of credit of $1.0 million.

●

New store growth. We opened no new stores during the three months ended December 31, 2021. We operated a total of 162 stores as of December 31, 2021. We plan to open a total of four to six new stores in fiscal year 2022, which would result in an annual new store growth rate of between 2.5% and 3.7% for fiscal year 2022.

●	Store Relocations/Remodels. We relocated/remodeled one store during the three months ended December 31, 2021.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

COVID-19 pandemic. On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. During the course of the COVID-19 pandemic, federal, state and local authorities have imposed, from time to time, a number of public health mandates intended to prevent the spread of the virus, including vaccination mandates, social distancing, quarantine, wearing face coverings, and “stay-at-home” measures and certain of these public health mandates have had an adverse impact on the U.S. economy. Additional negative financial markets and industry-specific impacts could result from future case surges, outbreaks, COVID-19 virus variants, the potential that current vaccines may be less effective or ineffective against future COVID-19 virus variants, and the risk that large groups of the population may not receive vaccinations against COVID-19. The long-term economic impact of the COVID-19 pandemic is unknown at this time.

●

 Impact of the COVID-19 pandemic on our operations. We believe we have acted proactively in response to the COVID-19 pandemic and the resulting government mandates. To date, all of our stores have continued operating since the start of the COVID-19 pandemic. We have experienced increased levels of net sales and average transaction size due to the COVID-19 pandemic as public health measures have been implemented by states across our footprint and customers have adjusted to these new circumstances by consuming more food at home. The COVID-19 pandemic and government mandates have also led to an increase in online orders for home delivery, which we offer at substantially all our stores in partnership with a third party. As a result of current global supply chain issues, partially attributable to the COVID-19 pandemic, we have experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain, although certain products remain in relatively short supply or are unavailable from time to time.

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

●

Impact of broader economic trends and political environment. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, inflation or deflation, periods of recession and growth, the price of commodities, the political environment and consumer confidence. Furthermore, our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, including unemployment benefits. Since the onset of the COVID-19 pandemic, our ability to retain and attract store Crew members has been challenged by labor shortages broadly impacting the retail industry.

●

Opportunities in the growing natural and organic grocery and dietary supplements industry. Our industry, which includes organic and natural foods and dietary supplements, continues to experience growth driven primarily by increased public interest in health and nutrition. Capitalizing on this opportunity, we continue to open new stores and enter new markets. We expect the rate of new store unit growth in the foreseeable future to be dependent upon economic and business conditions and other factors, including the impact of the COVID-19 pandemic and the availability of construction materials and equipment.

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

Outlook

We believe there are several key factors that have contributed to our success and will enable us to increase our comparable store sales and continue to profitably expand. These factors include a loyal customer base, increasing basket size, growing consumer interest in nutrition and wellness, a differentiated shopping experience that focuses on customer service, nutrition education, a convenient, clean and shopper-friendly retail environment, and our focus on high quality, affordable natural and organic groceries and dietary supplements.

We expect the rate of new store unit growth in the foreseeable future to be dependent upon economic and business conditions and other factors, including the impact of the COVID-19 pandemic and the availability of construction materials and equipment. Over the long term, we believe there are opportunities for us to continue to expand our store base, expand profitability and increase comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry and regional and general economic conditions. In the future, we believe there are opportunities for increased leverage of costs and increased economies of scale in sourcing products. However, due to the fixed nature of certain of our costs (in particular, our rent obligations and related occupancy costs), our ability to leverage costs may be limited.

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

Pre-opening expenses

Pre-opening expenses for new stores and relocations/remodels may include rent expense, salaries, advertising, supplies and other miscellaneous costs incurred prior to the store opening. Rent expense is generally incurred from one to four months prior to a store’s opening date for store leases classified as operating. For store leases classified as finance leases, we recognize pre-opening interest expense. Other pre-opening expenses are generally incurred in the 60 days prior to the store opening. Certain advertising and promotional costs associated with opening a new store may be incurred both before and after the store opens. All pre-opening costs are expensed as incurred. Pre-opening expenses for remodels are incurred if the store is required to be closed due to the remodel.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended December 31,
	2021	2020
Statements of Income Data:*
Net sales	100.0%	100.0
Cost of goods sold and occupancy costs	71.6	72.4
Gross profit	28.4	27.6
Store expenses	21.4	22.8
Administrative expenses	2.6	2.8
Pre-opening expenses	0.0	0.1
Operating income	4.3	2.0
Interest expense, net	(0.2)	(0.2)
Income before income taxes	4.1	1.8
Provision for income taxes	(0.9)	(0.4)
Net income	3.2%	1.4
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	162	160
Number of new stores opened during the period	0	1
Number of stores relocated or remodeled during the period	1	0
Number of stores closed during the period	0	0
Twelve-month store unit growth rate	1.3%	3.2
Change in daily average comparable store sales	3.8%	12.7

Three months ended December 31, 2021 compared to the three months ended December 31, 2020

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended December 31,		Change In
	2021	2020	Dollars	Percent
Statements of Income Data:
Net sales	$277,288	265,045	12,243	4.6%
Cost of goods sold and occupancy costs	198,551	192,020	6,531	3.4
Gross profit	78,737	73,025	5,712	7.8
Store expenses	59,336	60,330	(994)	(1.6)
Administrative expenses	7,293	7,304	(11)	(0.2)
Pre-opening expenses	84	189	(105)	(55.6)
Operating income	12,024	5,202	6,822	131.1
Interest expense, net	(544)	(510)	(34)	6.7
Income before income taxes	11,480	4,692	6,788	144.7
Provision for income taxes	(2,565)	(1,060)	(1,505)	142.0
Net income	$8,915	3,632	5,283	145.5

Net sales

Net sales increased $12.2 million, or 4.6%, to $277.3 million for the three months ended December 31, 2021 compared to $265.0 million for the three months ended December 31, 2020, due to a $10.1 million increase in comparable store sales and a $2.1 million increase in new store sales. Daily average comparable store sales increased 3.8% for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The daily average comparable store sales increase resulted from a 3.0% increase in daily average transaction count and a 0.8% increase in daily average transaction size. Comparable store average transaction size was $45.34 for the three months ended December 31, 2021. The increase in net sales during the three months ended December 31, 2021 was primarily driven by our customers’ response to recent trends associated with the COVID-19 pandemic, marketing initiatives, promotional campaigns and increased engagement in our {N}power customer loyalty program.

Gross profit

Gross profit increased $5.7 million, or 7.8%, to $78.7 million for the three months ended December 31, 2021 compared to $73.0 million for the three months ended December 31, 2020, primarily driven by the increased sales volumes. Gross profit reflects earnings after product and occupancy costs. Gross margin increased to 28.4% for the three months ended December 31, 2021 compared to 27.6% for the three months ended December 31, 2020. The increase in gross margin during the three months ended December 31, 2021 was primarily driven by improved product margin and store occupancy leverage.

Store expenses

Store expenses decreased $1.0 million, or 1.6%, to $59.3 million for the three months ended December 31, 2021 compared to $60.3 million for the three months ended December 31, 2020. In the three months ended December 31, 2021, we recorded $0.1 million in operating lease asset impairment charges as a result of an early store relocation. In the three months ended December 31, 2020, we recorded $0.4 million in lease exit costs, primarily related to a lease termination fee, associated with one store that closed in the first quarter of fiscal year 2019. Store expenses as a percentage of net sales were 21.4% and 22.8% for the three months ended December 31, 2021 and 2020, respectively. The reduction in store expenses as a percentage of net sales reflects leverage created by higher sales and a more normalized operating environment compared to the prior year period.

Administrative expenses

Administrative expenses remained flat at $7.3 million for each of the three months ended December 31, 2021 and December 31, 2020. Administrative expenses as a percentage of net sales were 2.6% and 2.8% for the three months ended December 31, 2021 and 2020, respectively.

Pre-opening expenses

Pre-opening expenses decreased $0.1 million, or 55.6%, to $0.1 million for the three months ended December 31, 2021 compared to $0.2 million for the three months ended December 31, 2020, due to the impact of the number and timing of new store openings and relocations/remodels. We opened no new stores during the three months ended December 31, 2021 compared to opening one new store during the three months ended December 31, 2020. We relocated/remodeled one store during the three months ended December 31, 2021 and we did not relocate/remodel any stores during the three months ended December 31, 2020.

Interest expense, net

Interest expense, net of capitalized interest, remained flat at $0.5 million for each of the three months ended December 31, 2021 and December 31, 2020.

Income taxes

Income tax expense increased $1.5 million for the three months ended December 31, 2021 to $2.6 million compared to $1.1 million for the three months ended December 31, 2020. The Company’s effective income tax rate was approximately 22.3% and 22.6% for the three months ended December 31, 2021 and 2020, respectively.

Net income

Net income was $8.9 million, or $0.39 diluted earnings per share, for the three months ended December 31, 2021 compared to $3.6 million, or $0.16 diluted earnings per share, for the three months ended December 31, 2020.

Non-GAAP financial measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA as adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance, including certain items such as impairment charges, store closing costs, lease exit costs and share-based compensation expense and non-recurring items. The adjustments to EBITDA for the three months ended December 31, 2021 included $0.1 million in operating lease asset impairment charges as a result of an early store relocation. The adjustments to EBITDA for the three months ended December 31, 2020 included $0.4 million in lease exit costs associated with one store that closed in the first quarter of fiscal year 2019.

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended December 31,
	2021	2020
Net income	$8,915	3,632
Interest expense, net	544	510
Provision for income taxes	2,565	1,060
Depreciation and amortization	7,113	7,637
EBITDA	19,137	12,839
Impairment of long-lived assets and store closing costs	95	405
Share-based compensation	294	248
Adjusted EBITDA(1)	$19,526	13,492

(1) Adjusted EBITDA for the three months ended December 31, 2020, as presented, has been recast to exclude share-based compensation expense to enhance the comparability of this measure between fiscal periods.

EBITDA increased 49.1% to $19.1 million for the three months ended December 31, 2021 compared to $12.8 million for the three months ended December 31, 2020. EBITDA as a percentage of net sales was 6.9% and 4.8% for the three months ended December 31, 2021 and 2020, respectively.

Adjusted EBITDA increased 44.7% to $19.5 million for the three months ended December 31, 2021 compared to $13.5 million for the three months ended December 31, 2020. Adjusted EBITDA as a percentage of net sales was 7.0% and 5.1% for the three months ended December 31, 2021 and 2020, respectively.

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

Furthermore, management believes some investors use EBITDA and Adjusted EBITDA as supplemental measures to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. By providing these non-GAAP financial measures, together with a reconciliation from net income, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Commencing with its financial reporting for fiscal year 2021, the Company revised its definition of Adjusted EBITDA to exclude share-based compensation expense. The Company’s historical presentation of Adjusted EBITDA, including for the three months ended December 31, 2020, did not exclude share-based compensation expense. However, Adjusted EBITDA for the three months ended December 31, 2020, as presented in this report, has been recast to exclude share-based compensation expense to enhance the comparability of this measure between fiscal periods. Management believes that excluding share-based compensation expense from Adjusted EBITDA will enhance investors’ ability to assess period-to-period comparisons of the Company’s operating performance and make more meaningful comparisons between our operating performance and the operating performance of our competitors.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Revolving Facility. Our Credit Facility consists of the $50.0 million Revolving Facility and the fully drawn $35.0 million Term Loan Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, cash dividends, and corporate taxes. As of December 31, 2021, we had $25.3 million in cash and cash equivalents and $49.0 million available for borrowing under our Revolving Facility. On November 18, 2020, we entered into the $35.0 million Term Loan Facility maturing November 13, 2024.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program, which will terminate on May 31, 2022. We did not repurchase any shares during the three months ended December 31, 2021. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Revolving Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

On February 2, 2022, our Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on March 16, 2022 to stockholders of record as of the close of business on February 28, 2022. We paid a a quarterly cash dividend of $0.10 per share of common stock in the three months ended December 31, 2021.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Three months ended December 31,
	2021	2020
Net cash provided by operating activities	$12,059	12,343
Net cash used in investing activities	(5,316)	(3,700)
Net cash used in financing activities	(5,125)	(12,516)
Net increase (decrease) in cash and cash equivalents	1,618	(3,873)
Cash and cash equivalents, beginning of period	23,678	28,534
Cash and cash equivalents, end of period	$25,296	24,661

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities decreased $0.3 million, or 2.3%, to $12.1 million for the three months ended December 31, 2021 compared to $12.3 million for the three months ended December 31, 2020. The decrease in cash provided by operating activities was primarily due to an increase in cash used for working capital requirements, partially offset by an increase in net income adjusted for non-cash items.

Investing Activities

Net cash used in investing activities increased $1.6 million, or 43.7%, to $5.3 million for the three months ended December 31, 2021 compared to $3.7 million for the three months ended December 31, 2020. This increase was primarily due to a $1.4 million increase in property and equipment acquisitions during the three months ended December 31, 2021 compared to the three months ended December 31, 2020 due to the impact of the number and timing of new store openings and relocations/remodels.

We plan to spend approximately $22.7 million to $29.7 million on capital expenditures during the remainder of fiscal year 2022 in connection with four to six new store openings and three to four store relocations/remodels. We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store.

Acquisition of property and equipment not yet paid decreased $1.3 million to $1.5 million in fiscal year 2022 compared to $2.8 million in fiscal year 2021 due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Cash used in financing activities was $5.1 million for the three months ended December 31, 2021 compared to $12.5 million for the three months ended December 31, 2020.

Credit Facility

The revolving commitment amount under the Revolving Facility is $50.0 million, including a $5.0 million sub-limit for standby letters of credit. We borrowed $35.0 million under the Term Loan Facility in December 2020. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and Vitamin Cottage Two Ltd. Liability Company (VC2). The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date without premium or penalty. On November 18, 2020, we entered into the Fourth Amendment to provide for the Term Loan Facility and permit payment of a one-time dividend of up to $50.0 million no later than December 31, 2020.

Base rate borrowings under the Credit Facility bear interest at a fluctuating base rate as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the Eurodollar rate plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Eurodollar rate borrowings under the Credit Facility bear interest based on the London Interbank Offered Rate, or its successor rate (LIBOR), for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is also based upon the Company’s consolidated leverage ratio. The Company is required to repay principal amounts outstanding under the Term Loan Facility in equal quarterly installments of approximately $0.4 million commencing on the last day of each fiscal quarter commencing on March 31, 2021 and ending on September 30, 2024. Amounts repaid on the Term Loan Facility may not be reborrowed.

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

We had no amounts outstanding under the Revolving Facility as of December 31, 2021 and September 30, 2021, respectively. As of each of December 31, 2021 and September 30, 2021, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the Revolving Facility. We had $49.0 million available for borrowing under the Revolving Facility as of each of December 31, 2021 and September 30, 2021. We had $21.7 million of outstanding borrowings under the fully drawn Term Loan Facility as of December 31, 2021.

As of each of December 31, 2021 and September 30, 2021, the Company was in compliance with the financial covenants under the Credit Facility.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 (unaudited) and September 30, 2021, (ii) Consolidated Statements of Income for the three months ended December 31, 2021 and 2020 (unaudited), (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2021 and 2020 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2021 and 2020 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on February 3, 2022.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)