Form 10-Q
period 2022-03-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2022-05-05
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 2, 2022 was 22,676,827.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2022

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, national, regional or local political, economic, inflationary, business, labor market, competitive, market, regulatory and other factors, many of which are beyond our control. We believe these factors include those referenced in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

In addition, our actual results could differ materially from the forward-looking statements in this Form 10-Q due to risks and challenges related to the COVID-19 pandemic and the resulting government mandates, including: the length of time the COVID-19 pandemic continues; the inability of customers to shop due to illness or quarantine, isolation or stay-at-home orders; shifts in demand to more online shopping or to lower-priced or other perceived value offerings; the temporary inability of our employees to work due to illness; disruptions in the production of the products we sell; disruptions in the delivery of products to our stores; temporary store closures due to infections at our stores or government mandates; stay-at-home measures, safety directives and operating requirements imposed by local, state or federal governmental authorities; the extent and duration of adverse economic conditions resulting, directly or indirectly, from the COVID-19 pandemic and government mandates, including levels of consumer spending, the unemployment rate, interest rates and inflationary and deflationary trends; increased operating costs; and the extent and effectiveness of any COVID-19-related stimulus packages implemented by the federal and state governments. We believe these factors include those described in “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2022	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$28,889	23,678
Accounts receivable, net	6,207	8,489
Merchandise inventory	106,650	100,546
Prepaid expenses and other current assets	3,462	2,914
Total current assets	145,208	135,627
Property and equipment, net	147,786	151,399
Other assets:
Operating lease assets, net	307,078	316,388
Finance lease assets, net	41,508	39,367
Deposits and other assets	475	530
Goodwill and other intangible assets, net	13,045	11,768
Total other assets	362,106	368,053
Total assets	$655,100	655,079

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,028	68,949
Accrued expenses	24,903	26,589
Term loan facility, current portion	1,750	1,750
Operating lease obligations, current portion	33,836	33,308
Finance lease obligations, current portion	3,313	3,176
Total current liabilities	131,830	133,772
Long-term liabilities:
Term loan facility, net of current portion	17,938	21,938
Operating lease obligations, net of current portion	294,146	301,895
Finance lease obligations, net of current portion	41,940	39,450
Deferred income tax liabilities, net	15,401	15,293
Total long-term liabilities	369,425	378,576
Total liabilities	501,255	512,348
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, and 22,669,038 and 22,620,417 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	23	23
Additional paid-in capital	57,661	57,289
Retained earnings	96,161	85,419
Total stockholders’ equity	153,845	142,731
Total liabilities and stockholders’ equity	$655,100	655,079

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Net sales	$271,822	259,198	549,110	524,243
Cost of goods sold and occupancy costs	195,040	187,371	393,591	379,391
Gross profit	76,782	71,827	155,519	144,852
Store expenses	59,605	58,422	118,941	118,752
Administrative expenses	8,172	6,358	15,465	13,662
Pre-opening expenses	141	341	225	530
Operating income	8,864	6,706	20,888	11,908
Interest expense, net	(545)	(603)	(1,089)	(1,113)
Income before income taxes	8,319	6,103	19,799	10,795
Provision for income taxes	(1,962)	(1,399)	(4,527)	(2,459)
Net income	$6,357	4,704	15,272	8,336

Net income per share of common stock:
Basic	$0.28	0.21	0.67	0.37
Diluted	$0.28	0.21	0.67	0.37
Weighted average number of shares of common stock outstanding:
Basic	22,660,477	22,581,916	22,650,123	22,570,305
Diluted	22,819,526	22,737,646	22,790,114	22,715,098

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended March 31,
	2022	2021
Operating activities:
Net income	$15,272	8,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,020	15,057
Impairment of long-lived assets and store closing costs	95	105
Loss on disposal of property and equipment	85	—
Share-based compensation	590	487
Deferred income tax expense	107	1,089
Non-cash interest expense	12	11
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	1,062	(477)
Merchandise inventory	(6,104)	1,719
Prepaid expenses and other assets	(623)	(922)
Income tax receivable	—	3,004
Operating lease assets	15,787	15,402
(Decrease) increase in:
Operating lease liabilities	(12,748)	(15,861)
Accounts payable	1,712	(7,142)
Accrued expenses	(1,686)	(3,503)
Net cash provided by operating activities	27,581	17,305
Investing activities:
Acquisition of property and equipment	(10,855)	(8,673)
Acquisition of other intangibles	(1,586)	(926)
Proceeds from sale of property and equipment	16	—
Proceeds from property insurance settlements	130	58
Net cash used in investing activities	(12,295)	(9,541)
Financing activities:
Borrowings under revolving facility	4,000	—
Repayments under revolving facility	(4,000)	—
Borrowings under term loan facility	—	35,000
Repayments under term loan facility	(4,000)	(438)
Finance lease obligation payments	(1,327)	(1,369)
Dividends to shareholders	(4,530)	(48,288)
Loan fees paid	—	(52)
Payments on withholding tax for restricted stock unit vesting	(218)	(174)
Net cash used in financing activities	(10,075)	(15,321)
Net increase (decrease) in cash and cash equivalents	5,211	(7,557)
Cash and cash equivalents, beginning of period	23,678	28,534
Cash and cash equivalents, end of period	$28,889	20,977
Supplemental disclosures of cash flow information:
Cash paid for interest	$290	165
Cash paid for interest on finance lease obligations, net of capitalized interest of $146 and $83, respectively	865	910
Income taxes paid	3,721	4,777
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$2,103	4,435
Acquisition of other intangibles not yet paid	354	233
Property acquired through operating lease obligations	6,571	7,287
Property acquired through finance lease obligations	4,129	106

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2022 and March 31, 2021

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock – $0.001 par value
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	Total stockholders’ equity
Balances September 30, 2021	22,620,417	$23	$57,289	$85,419	$142,731
Net income	—	—	—	8,915	8,915
Cash dividends	—	—	—	(2,263)	(2,263)
Issuance of common stock	23,473	—	—	—	—
Share-based compensation	—	—	171	—	171
Balances December 31, 2021	22,643,890	23	57,460	92,071	149,554
Net income	—	—	—	6,357	6,357
Cash dividends	—	—	—	(2,267)	(2,267)
Issuance of common stock	25,148	—	—	—	—
Share-based compensation	—	—	201	—	201
Balances March 31, 2022	22,669,038	$23	$57,661	$96,161	$153,845

	Common stock – $0.001 par value
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	Total stockholders’ equity
Balances September 30, 2020	22,546,765	$23	$56,752	$116,291	$173,066
Net income	—	—	—	3,632	3,632
Cash dividends	—	—	—	(46,706)	(46,706)
Issuance of common stock	16,884	—	—	—	—
Share-based compensation	—	—	166	—	166
Balances December 31, 2020	22,563,649	23	56,918	73,217	130,158
Net income	—	—	—	4,704	4,704
Cash dividends	—	—	—	(1,582)	(1,582)
Issuance of common stock	31,818	—	—	—	—
Share-based compensation	—	—	147	—	147
Balances March 31, 2021	22,595,467	$23	$57,065	$76,339	$133,427

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2022 and 2021

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, body care products and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. The Company operated 162 stores in 20 states as of each of March 31, 2022 and September 30, 2021. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to valuation of inventories, useful lives of long-lived assets for depreciation and amortization, impairment of finite-lived intangible assets, long-lived assets, and goodwill, lease assumptions, allowances for self-insurance reserves, deferred tax assets and liabilities, and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes,” Topic 740, “Simplifying the Accounting for Income Taxes” (ASU 2019-12). The new guidance simplified the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements, and interim recognition of enactment of tax laws or rate changes. The provisions of ASU 2019-12 were effective for the Company’s first quarter of the fiscal year ending September 30, 2022. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements for the three and six months ended March 31, 2022.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” Topic 326, “Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), subsequently amended by various standard updates. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when determining credit loss estimates. ASU 2016-13 also requires financial assets to be measured net of expected credit losses at the time of initial recognition. ASU 2019-10, issued in November 2019, delayed the effective date of ASU 2016-13 for smaller reporting companies such as the Company. The provisions of ASU 2016-13 will be effective for the Company’s first quarter of the fiscal year ending September 30, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements, but does not anticipate that these provisions will have material impacts on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” Topic 848, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04). The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The interest rate currently payable under the Company’s Credit Facility is based on LIBOR; however, the terms of our Credit Facility provide for a LIBOR successor rate once LIBOR is discontinued. The guidance only applies to modifications made prior to December 31, 2022. The Company does not anticipate that this ASU will have a material impact on its consolidated financial statements.

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

The balance of contract liabilities related to unredeemed gift cards was $1.5 million as of each of March 31, 2022 and September 30, 2021. Revenue for the three months ended March 31, 2022 and 2021 includes $0.2 million and $0.1 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2021 and 2020, respectively. Revenue for the six months ended March 31, 2022 and 2021 includes approximately $0.7 million and $0.4 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2021 and 2020, respectively.

The following table disaggregates our revenue by product category for the three and six months ended March 31, 2022 and 2021, dollars in thousands and as a percentage of net sales:

	Three months ended March 31,				Six months ended March 31,
	2022		2021		2022		2021
Grocery	$188,814	70%	180,457	70	380,843	69	366,072	70
Dietary supplements	58,135	21	53,901	21	116,207	21	107,125	20
Other	24,873	9	24,840	9	52,060	10	51,046	10
	$271,822	100%	259,198	100	549,110	100	524,243	100

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

Presented below are basic and diluted EPS for the three and six months ended March 31, 2022 and 2021, dollars in thousands, except per share data:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Net income	$6,357	4,704	15,272	8,336

Weighted average number of shares of common stock outstanding	22,660,477	22,581,916	22,650,123	22,570,305
Effect of dilutive securities	159,049	155,730	139,991	144,793
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,819,526	22,737,646	22,790,114	22,715,098

Basic earnings per share	$0.28	0.21	0.67	0.37
Diluted earnings per share	$0.28	0.21	0.67	0.37

There were 11,466 and 11,866 non-vested RSUs for the three and six months ended March 31, 2022, respectively, excluded from the calculation of diluted EPS as they were antidilutive. There were 4,296 and 2,973 non-vested RSUs for the three and six months ended March 31, 2021, respectively, excluded from the calculation of diluted EPS as they were antidilutive.

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

The Company had no amounts outstanding under the Revolving Facility as of each of March 31, 2022 and September 30, 2021. The Company had undrawn, issued and outstanding letters of credit of $1.0 million as of each of March 31, 2022 and September 30, 2021, which were reserved against the amount available for borrowing under the terms of the Revolving Facility. The Company had $49.0 million available for borrowing under the Revolving Facility as of each of March 31, 2022 and September 30, 2021. The Company had $19.7 million outstanding under its fully drawn Term Loan Facility as of March 31, 2022.

As of March 31, 2022 and September 30, 2021, the Company was in compliance with the financial covenants under the Credit Facility.

Lease Obligations

As of March 31, 2022 and September 30, 2021, the Company had 21 and 20 leases that were classified as finance leases, respectively. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the inception of the lease.

Interest

The Company incurred gross interest expense of approximately $0.6 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively, and approximately $1.2 million for each of the six months ended March 31, 2022 and 2021. Interest expense for the three and six months ended March 31, 2022 and 2021 relates primarily to interest on finance lease obligations and the Credit Facility. The Company capitalized interest of less than $0.1 million for each of the three months ended March 31, 2022 and 2021, and $0.1 million for each of the six months ended March 31, 2022 and 2021.

6. Stockholders’ Equity

Share Repurchases

In May 2016, the Board of Directors (the Board) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. The Board subsequently extended the share repurchase program, including most recently in May 2022, and the program will terminate on May 31, 2024. Repurchases under the Company’s share repurchase program may be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

The Company did not repurchase any shares of common stock during the three and six months ended March 31, 2022 and 2021. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million.

During the three and six months ended March 31, 2022 and 2021, the Company reissued no treasury shares. As of each of March 31, 2022 and September 30, 2021, the Company held no treasury shares.

Dividends

The Company paid quarterly cash dividends of $0.10 and $0.07 per share of common stock in each of the first two quarters of fiscal years 2022 and 2021, respectively, and a special cash dividend of $2.00 per share of common stock in the first quarter of fiscal year 2021.

7. Lease Obligations

The Company leases most of its stores, a bulk food repackaging facility and distribution center, and its administrative offices. The Company determines if an arrangement is a lease or contains a lease at inception. Lease terms generally range from 10 to 25 years, with scheduled increases in minimum rent payments.

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

The Company has four operating leases and one finance lease with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 12). The leases began at various times with the earliest commencing in November 1999, continue for various terms through July 2040 and include various options to renew. The terms and rental rates of these leases are similar to leases that would be entered into with nonrelated parties and are at prevailing market rental rates. As of March 31, 2022, these leases accounted for $7.1 million of right-of-use assets and $7.4 million of lease liabilities included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for each of the three months ended March 31, 2022 and 2021 and $0.7 million for each of the six months ended March 31, 2022 and 2021.

The components of total lease cost for the three and six months ended March 31, 2022 and 2021 were as follows, dollars in thousands:

		Three months ended March 31,		Six months ended March 31,
Lease cost	Classification	2022	2021	2022	2021
Operating lease cost:
	Cost of goods sold and occupancy costs	$10,720	10,603	21,450	21,239
	Store expenses	98	79	178	159
	Administrative expenses	71	76	147	152
	Pre-opening expenses	—	128	—	154
Finance lease cost:
Depreciation of right-of-use assets	Store expenses	973	926	1,947	1,809
	Pre-opening expenses (2)	40	—	40	22
Interest on lease liabilities	Store expenses	482	506	972	993
	Pre-opening expenses (2)	39	—	39	—
Short-term lease cost	Store expenses	601	621	1,210	1,158
Variable lease cost	Cost of goods sold and occupancy costs (1)	1,470	891	2,868	2,707
Sublease income	Store expenses	(46)	(70)	(154)	(163)
Total lease cost		$14,448	13,760	28,697	28,230

1 Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

2 Pre-opening expenses for prior periods have been reclassified from store expenses to be consistent with the current period presentation.

Additional information related to the Company’s leases for the three and six months ended March 31, 2022 and 2021 were as follows, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,576	11,052	18,735	22,189
Operating cash flows from finance leases	521	493	1,011	993
Financing cash flows from finance leases	588	694	1,327	1,369
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	1,519	4,518	6,571	7,287
Finance leases	4,129	—	4,129	106

Additional information related to the Company’s leases as of March 31, 2022 and 2021 was as follows:

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term (in years):
Operating leases	10.8	11.4
Finance leases	12.8	12.0
Weighted-average discount rate:
Operating leases	3.6%	3.6
Finance leases	4.9%	5.1

In the six months ended March 31, 2022, the Company incurred a charge of $0.1 million related to operating right-of-use assets associated with an early store relocation. In the six months ended March 31, 2021, the Company paid $0.3 million in lease termination costs to terminate the lease associated with one store that closed in the first quarter of fiscal year 2019. In association with the lease termination, the Company wrote off $0.6 million in operating right-of-use assets and $0.8 million in operating lease liabilities and recorded a $0.2 million gain in store expenses.

Future lease payments under non-cancellable leases as of March 31, 2022 were as follows, dollars in thousands:

Fiscal Year	Operating leases	Finance leases	Total
Remainder of 2022	$22,629	2,579	25,208
2023	44,655	5,423	50,078
2024	43,057	5,489	48,546
2025	41,406	5,499	46,905
2026	38,197	5,542	43,739
Thereafter	209,633	35,789	245,422
Total future undiscounted lease payments	399,577	60,321	459,898
Less imputed interest	(71,595)	(15,068)	(86,663)
Total reported lease liability	327,982	45,253	373,235
Less current portion	(33,836)	(3,313)	(37,149)
Noncurrent lease liability	$294,146	41,940	336,086

The table above excludes $29.9 million of legally binding minimum lease payments for leases that had been executed as of March 31, 2022 but whose terms had not yet commenced.

8. Property and Equipment

The Company had the following property and equipment balances as of March 31, 2022 and September 30, 2021, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2022	September 30, 2021
Construction in process		n/a		$6,009	2,268
Land		n/a		6,272	6,062
Buildings	16	–	40	34,481	34,531
Land improvements	1	–	24	1,792	1,782
Leasehold and building improvements	1	–	25	160,199	159,800
Fixtures and equipment	5	–	7	147,695	145,754
Computer hardware and software	3	–	5	25,297	25,068
				381,745	375,265
Less accumulated depreciation and amortization				(233,959)	(223,866)
Property and equipment, net				$147,786	151,399

Depreciation and amortization expense for the three and six months ended March 31, 2022 and 2021 is summarized as follows, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$242	213	481	428
Depreciation and amortization expense included in store expenses	6,278	6,913	12,805	14,019
Depreciation and amortization expense included in administrative expenses	347	294	694	588
Depreciation and amortization expense included in pre-opening expenses (1)	40	—	40	22
Total depreciation and amortization expense	$6,907	7,420	14,020	15,057

1 Pre-opening depreciation and amortization expenses for prior periods have been reclassified from store expenses to be consistent with the current period presentation.

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of March 31, 2022 and September 30, 2021, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2022	September 30, 2021
Amortizable intangible assets:
Other intangibles	0.5	–	3	$4,200	3,754
Less accumulated amortization				(3,446)	(3,139)
Amortizable intangible assets, net				754	615
Other intangibles in process				6,657	5,507
Trademark	Indefinite			389	389
Deferred financing costs, net				47	59
Total other intangibles, net				7,847	6,570
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$13,045	11,768

10. Accrued Expenses

The composition of accrued expenses as of March 31, 2022 and September 30, 2021 is summarized as follows, dollars in thousands:

	As of
	March 31,	September 30,
	2022	2021
Payroll and employee-related expenses	$12,323	13,243
Accrued property, sales, and use tax payable	6,949	8,322
Accrued marketing expenses	746	713
Deferred revenue related to gift card sales	1,772	2,157
Other	3,113	2,154
Total accrued expenses	$24,903	26,589

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

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases and one finance lease with Chalet. Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely, and Elizabeth Isely, and other related family members. Rent paid to Chalet was approximately $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, and $0.5 million for each of the six months ended March 31, 2022 and 2021.

Isely Family Land Trust LLC: The Company has one operating lease with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was approximately $0.1 million for each of the three months ended March 31, 2022 and 2021 and was approximately $0.2 million for each of the six months ended March 31, 2022 and 2021.

FTVC LLC: The Company has one operating lease for a store location with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the three months ended March 31, 2022 and 2021 and was less than $0.1 million for each of the six months ended March 31, 2022 and 2021.

13. Commitments and Contingencies

In January 2020, a former assistant store manager filed a purported class action lawsuit in the United States District Court for the District of Colorado on behalf of current and former assistant store managers alleging that the Company violated the Fair Labor Standards Act (FLSA) and Colorado labor laws by misclassifying the assistant store managers as exempt. The alleged violations relate to failure to pay for overtime work. In November 2020, the court granted plaintiffs’ motion for conditional certification with regard to the FLSA claim. In September 2021, the court ordered 56 opt-in plaintiffs to individual arbitration, leaving 101 FLSA plaintiffs in the FLSA collective action. The litigation is currently in the discovery stage. The Company believes these claims are without merit and intends to defend the matter vigorously. Given the preliminary stage of the case and the legal standards that must be met for, among other things, class certification, the Company is unable to reasonably estimate at this time the possible range of loss, if any, that may result from this action.

The Company is periodically involved in various legal proceedings that are incidental to the conduct of its business, including but not limited to employment discrimination claims, customer injury claims, and investigations. When the potential liability from a matter can be estimated and the loss is considered probable, the Company records the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations, and claims, the ultimate outcome may differ from the estimates. Although the Company cannot predict with certainty the ultimate resolution of any lawsuits, investigations, and claims asserted against it, management does not believe any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its financial statements.

14. Subsequent Events

On May 4, 2022, the Board authorized an extension of the Company’s share repurchase program. As a result of such extension, the share repurchase program will terminate on May 31, 2024.

On May 4, 2022, the Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on June 15, 2022 to stockholders of record as of the close of business on May 31, 2022.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, body care products and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of March 31, 2022, we operated 162 stores in 20 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

Our stores range from approximately 5,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2021, we increased our store count at a compound annual growth rate of 5.2%. In fiscal year 2021, we opened three new stores and relocated/remodeled five existing stores. We plan to open four to five new stores and relocate/remodel two stores in fiscal year 2022. As of the date of this report, we have signed leases or acquired property for an additional six new stores that we plan to open in fiscal years 2022 and beyond. During the six months ended March 31, 2022, we relocated/remodeled one store. Between April 1, 2022 and the date of this Form 10-Q, we opened one new store and closed one store.

Performance Highlights

Key highlights of our performance for the three and six months ended March 31, 2022 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $271.8 million for the three months ended March 31, 2022, an increase of $12.6 million, or 4.9%, compared to net sales of $259.2 million for the three months ended March 31, 2021. Net sales were $549.1 million for the six months ended March 31, 2022, an increase of $24.9 million, or 4.7%, compared to net sales of $524.2 million for the six months ended March 31, 2021.

●

Daily average comparable store sales. Daily average comparable store sales for the three months ended March 31, 2022 increased 4.3% compared to the three months ended March 31, 2021. Daily average comparable store sales for the six months ended March 31, 2022 increased 4.1% compared to the six months ended March 31, 2021.

●

Net income. Net income was $6.4 million for the three months ended March 31, 2022, an increase of $1.7 million, or 35.1%, compared to net income of $4.7 million for the three months ended March 31, 2021. Net income was $15.3 million for the six months ended March 31, 2022, an increase of $6.9 million, or 83.2%, compared to net income of $8.3 million for the six months ended March 31, 2021.

●

EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $15.8 million for the three months ended March 31, 2022, an increase of $1.6 million, or 11.6%, compared to $14.1 million for the three months ended March 31, 2021. EBITDA was $34.9 million for the six months ended March 31, 2022, an increase of $7.9 million, or 29.5%, compared to $27.0 million for the six months ended March 31, 2021. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $16.1 million for the three months ended March 31, 2022, an increase of $1.7 million, or 11.8%, compared to $14.4 million for the three months ended March 31, 2021. Adjusted EBITDA was $35.6 million for the six months ended March 31, 2022, an increase of $7.7 million, or 27.8%, compared to $27.9 million for the six months ended March 31, 2021. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of March 31, 2022, cash and cash equivalents was $28.9 million, and there was $49.0 million available for borrowing under our Revolving Facility, net of undrawn, issued and outstanding letters of credit of $1.0 million.

●

New store growth. We opened no new stores during the six months ended March 31, 2022. We operated a total of 162 stores as of March 31, 2022. We plan to open a total of four to five new stores in fiscal year 2022, which would result in an annual new store growth rate of between 2.5% and 3.1% for fiscal year 2022.

●	Store Relocations/Remodels. We relocated/remodeled one store during the six months ended March 31, 2022.

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

●

Impact of the COVID-19 pandemic on our operations. We believe we have acted proactively in response to the COVID-19 pandemic and the resulting government mandates. To date, all of our stores have continued operating since the start of the COVID-19 pandemic. We have experienced increased levels of net sales and average transaction size due to the COVID-19 pandemic as public health measures have been implemented across our footprint from time to time and customers have adjusted to these new circumstances by consuming more food at home. The COVID-19 pandemic and government mandates have also led to an increase in online orders for home delivery, which we offer at substantially all our stores in partnership with a third party. As a result of current global supply chain issues, partially attributable to the COVID-19 pandemic, we have experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain, although certain products remain in relatively short supply or are unavailable from time to time.

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

●

Impact of broader economic trends and political environment. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, inflation or deflation, periods of recession and growth, the price of commodities, the political environment and consumer confidence. During the second quarter and first half of fiscal 2022, the costs of certain goods we sell were impacted by levels of inflation that are higher than we have experienced in recent years. The impact of inflation on our sales and profitability is influenced in part by our ability to adjust our retail prices accordingly. While we have been able to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on our sales and profitability in the future. Furthermore, our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, including unemployment benefits. Since the onset of the COVID-19 pandemic, our ability to retain and attract store Crew members has been challenged by labor shortages broadly impacting the retail industry.

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

●

Competition. The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Competition in the grocery industry is likely to intensify, and shopping dynamics may shift, as a result of, among other things, industry consolidation, expansion by existing competitors, and the increasing availability of grocery ordering, pick-up, and delivery options. These businesses compete with us on the basis of price, selection, quality, customer service, convenience, location, store format, shopping experience, ease of ordering and delivery or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We also face internally generated competition when we open new stores in markets we already serve. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutrition education, differentiate us in the industry and provide a competitive advantage.

●

Consumer preferences. Our performance is also impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, changing consumer choices and the cost of these products. A change in consumer preferences away from our offerings, including those resulting from reductions or changes in our offerings, could have a material adverse effect on our business. Additionally, negative publicity regarding the safety of dietary supplements, product recalls or new or stricter regulatory standards may adversely affect demand for the products we sell and could result in lower consumer traffic, sales and results of operations.

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

We expect the rate of new store unit growth in the foreseeable future to be dependent upon economic and business conditions and other factors, including the impact of the COVID-19 pandemic and the availability of construction materials and equipment. Over the long term, we believe there are opportunities for us to continue to expand our store base, expand profitability and increase comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industry and regional and general economic conditions, including inflationary trends. In the future, we believe there are opportunities for increased leverage of costs and increased economies of scale in sourcing products. However, due to the fixed nature of certain of our costs (in particular, our rent obligations and related occupancy costs), our ability to leverage costs may be limited.

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

Key Financial Metrics in Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key measures are as follows:

Net sales

Our net sales are comprised of gross sales net of discounts, in-house coupons, returns, and allowances. In comparing net sales between periods, we monitor the following:

●

Change in daily average comparable store sales. We begin to include sales from a store in comparable store sales on the first day of the thirteenth full month following the store’s opening. We monitor the percentage change in comparable store sales by comparing sales from all stores in our comparable store base for a reporting period against sales from the same stores for the same number of operating months in the comparable reporting period of the prior fiscal year. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. Our comparable store sales data may not be presented on the same basis as our competitors. We use the term “new stores” to refer to stores that have been open for less than thirteen months. Daily average comparable store sales are comparable store sales divided by the number of selling days in each period. We use this metric to remove the effect of differences in the number of selling days we are open during the comparable periods (for example, as a result of leap years or the Easter holiday shift between quarters).

●	Transaction count. Transaction count represents the number of transactions reported at our stores during the period and includes transactions that are voided, returned, and exchanged.

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

Administrative expenses

Administrative expenses consist of home office-related expenses, such as salary and benefits, share-based compensation, office supplies, hardware and software expenses, depreciation and amortization expense, occupancy costs (including rent, common area maintenance, real estate taxes and utilities), professional services expenses, expenses associated with our Board, expenses related to compliance with the requirements of regulations applicable to publicly traded companies, and other general and administrative expenses. Depreciation expense included in administrative expenses relates to depreciation for assets directly used at the home office including depreciation on land improvements, leasehold improvements, fixtures and equipment, and computer hardware and software.

Pre-opening expenses

Pre-opening expenses for new stores and relocations/remodels may include rent expense, salaries, advertising, supplies, and other miscellaneous costs incurred prior to the store opening. Rent expense is generally incurred from one to four months prior to a store’s opening date for store leases classified as operating. For store leases classified as finance leases, we recognize pre-opening interest and depreciation expense. Other pre-opening expenses are generally incurred in the 60 days prior to the store opening. Certain advertising and promotional costs associated with opening a new store may be incurred both before and after the store opens. All pre-opening costs are expensed as incurred. Pre-opening expenses for remodels are incurred if the store is required to be closed due to the remodel.

Interest expense, net

Interest expense consists of the interest associated with finance lease obligations, net of capitalized interest, and our Credit Facility.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Statements of Income Data: *
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	71.8	72.3	71.7	72.4
Gross profit	28.2	27.7	28.3	27.6
Store expenses	21.9	22.5	21.7	22.7
Administrative expenses	3.0	2.5	2.8	2.6
Pre-opening expenses	0.1	0.1	0.0	0.1
Operating income	3.3	2.6	3.8	2.3
Interest expense, net	(0.2)	(0.2)	(0.2)	(0.2)
Income before income taxes	3.1	2.4	3.6	2.1
Provision for income taxes	(0.7)	(0.5)	(0.8)	(0.5)
Net income	2.3%	1.8	2.8	1.6
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	162	161	162	161
Number of new stores opened during the period	0	1	0	2
Number of stores relocated/remodeled during the period	0	1	1	1
Number of stores closed during the period	0	0	0	0
Twelve-month store unit growth rate	0.6%	2.5	0.6	2.5
Change in daily average comparable store sales	4.3%	(7.0)	4.1	2.0

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended March 31,		Change In
	2022	2021	Dollars	Percent
Statements of Income Data:
Net sales	$271,822	259,198	12,624	4.9%
Cost of goods sold and occupancy costs	195,040	187,371	7,669	4.1
Gross profit	76,782	71,827	4,955	6.9
Store expenses	59,605	58,422	1,183	2.0
Administrative expenses	8,172	6,358	1,814	28.5
Pre-opening expenses	141	341	(200)	(58.7)
Operating income	8,864	6,706	2,158	32.2
Interest expense, net	(545)	(603)	58	(9.6)
Income before income taxes	8,319	6,103	2,216	36.3
Provision for income taxes	(1,962)	(1,399)	(563)	40.2
Net income	$6,357	4,704	1,653	35.1%

Net sales

Net sales increased $12.6 million, or 4.9%, to $271.8 million for the three months ended March 31, 2022 compared to $259.2 million for the three months ended March 31, 2021, due to an $11.1 million increase in comparable store sales and a $1.5 million increase in new store sales. Daily average comparable store sales increased 4.3% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The daily average comparable store sales increase resulted from a 2.5% increase in daily average transaction size and a 1.8% increase in daily average transaction count. Comparable store average transaction size was $45.80 for the three months ended March 31, 2022. The increase in net sales during the three months ended March 31, 2022 was primarily driven by our customers’ response to COVID-19 pandemic trends early in the quarter, retail price inflation, marketing initiatives, promotional campaigns and increased engagement in our {N}power® customer loyalty program.

Gross profit

Gross profit increased $5.0 million, or 6.9%, to $76.8 million for the three months ended March 31, 2022 compared to $71.8 million for the three months ended March 31, 2021, primarily driven by increased sales volume. Gross profit reflects earnings after product and occupancy costs. Gross margin increased to 28.2% for the three months ended March 31, 2022 compared to 27.7% for the three months ended March 31, 2021. The increase in gross margin during the three months ended March 31, 2022 was primarily driven by improved product margin and store occupancy leverage.

Store expenses

Store expenses increased $1.2 million, or 2.0%, to $59.6 million for the three months ended March 31, 2022 compared to $58.4 million for the three months ended March 31, 2021. Store expenses as a percentage of net sales were 21.9% and 22.5% for the three months ended March 31, 2022 and 2021, respectively. The reduction in store expenses as a percentage of net sales reflects leverage created by higher sales and a more normalized operating environment compared to the prior fiscal year period.

Administrative expenses

Administrative expenses increased $1.8 million to $8.2 million for the three months ended March 31, 2022 compared to $6.4 million for the three months ended March 31, 2021. Administrative expenses as a percentage of net sales were 3.0% and 2.5% for the three months ended March 31, 2022 and 2021, respectively.

Pre-opening expenses

Pre-opening expenses were $0.1 million for the three months ended March 31, 2022 compared to $0.3 million for the three months ended March 31, 2021.

Interest expense, net

Interest expense, net of capitalized interest, was $0.5 million in the three months ended March 31, 2022 compared to $0.6 million in the three months ended March 31, 2021.

Income taxes

Income tax expense increased $0.6 million for the three months ended March 31, 2022 to $2.0 million compared to $1.4 million for the three months ended March 31, 2021. The Company’s effective income tax rate was approximately 23.6% and 22.9% for the three months ended March 31, 2022 and 2021, respectively.

Net income

Net income was $6.4 million, or $0.28 diluted earnings per share, for the three months ended March 31, 2022 compared to $4.7 million, or $0.21 diluted earnings per share, for the three months ended March 31, 2021.

Six months ended March 31, 2022 compared to the six months ended March 31, 2021

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Six months ended March 31,		Change In
	2022	2021	Dollars	Percent
Statements of Income Data:
Net sales	$549,110	524,243	24,867	4.7%
Cost of goods sold and occupancy costs	393,591	379,391	14,200	3.7
Gross profit	155,519	144,852	10,667	7.4
Store expenses	118,941	118,752	189	0.2
Administrative expenses	15,465	13,662	1,803	13.2
Pre-opening expenses	225	530	(305)	(57.5)
Operating income	20,888	11,908	8,980	75.4
Interest expense, net	(1,089)	(1,113)	24	(2.2)
Income before income taxes	19,799	10,795	9,004	83.4
Provision for income taxes	(4,527)	(2,459)	(2,068)	84.1
Net income	$15,272	8,336	6,936	83.2%

Net sales

Net sales increased $24.9 million, or 4.7%, to $549.1 million for the six months ended March 31, 2022 compared to $524.2 million for the six months ended March 31, 2021, due to a $21.3 million increase in comparable store sales and a $3.6 million increase in new store sales. Daily average comparable store sales increased 4.1% for the six months ended March 31, 2022 compared to the six months ended March 31, 2021. The daily average comparable store sales increase resulted from a 2.4% increase in daily average transaction count and a 1.6% increase in daily average transaction size. Comparable store average transaction size was $45.57 for the six months ended March 31, 2022. The increase in net sales during the six months ended March 31, 2022 was primarily driven by our customers’ response to COVID-19 pandemic trends, retail price inflation, marketing initiatives, promotional campaigns and increased engagement in our {N}power® customer loyalty program.

Gross profit

Gross profit increased $10.7 million, or 7.4%, to $155.5 million for the six months ended March 31, 2022 compared to $144.9 million for the six months ended March 31, 2021, primarily driven by increased sales volumes. Gross profit reflects earnings after product and occupancy costs. Gross margin increased to 28.3% for the six months ended March 31, 2022 compared to 27.6% for the six months ended March 31, 2021. The increase in gross margin during the six months ended March 31, 2022 was primarily driven by improved product margin and store occupancy leverage.

Store expenses

Store expenses increased $0.2 million, or 0.2%, to $118.9 million for the six months ended March 31, 2022 compared to $118.8 million for the six months ended March 31, 2021. In the six months ended March 31, 2022, we recorded $0.1 million in operating lease asset impairment charges as a result of an early store relocation. In the six months ended March 31, 2021, we recorded $0.4 million in lease exit costs, primarily related to a lease termination fee associated with one store that closed in fiscal year 2019. Store expenses as a percentage of net sales were 21.7% and 22.7% for the six months ended March 31, 2022 and 2021, respectively. The reduction in store expenses as a percentage of net sales reflects leverage created by higher sales and a more normalized operating environment compared to the prior fiscal year period.

Administrative expenses

Administrative expenses increased $1.8 million to $15.5 million for the six months ended March 31, 2022 compared to $13.7 million for the six months ended March 31, 2021. Administrative expenses as a percentage of net sales were 2.8% and 2.6% for the six months ended March 31, 2022 and 2021, respectively.

Pre-opening expenses

Pre-opening expenses were $0.2 million for the six months ended March 31, 2022 compared to $0.5 million for the six months ended March 31, 2021.

Interest expense

Interest expense, net of capitalized interest, remained flat at $1.1 million for each of the six months ended March 31, 2022 and 2021.

Income taxes

Income tax expense increased $2.1 million for the six months ended March 31, 2022 to $4.5 million compared to $2.5 million for the six months ended March 31, 2021. The Company’s effective income tax rate was approximately 22.9% and 22.8% for the six months ended March 31, 2022 and 2021, respectively.

Net income

Net income was $15.3 million, or $0.67 diluted earnings per share, for the six months ended March 31, 2022 compared to $8.3 million, or $0.37 diluted earnings per share, for the six months ended March 31, 2021.

Non-GAAP financial measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA as adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance, including certain items such as impairment charges, store closing costs, lease exit costs, share-based compensation and non-recurring items. The adjustments to EBITDA for the six months ended March 31, 2022 included $0.1 million in operating lease asset impairment charges as a result of an early store relocation. The adjustments to EBITDA for the six months ended March 31, 2021 included $0.4 million in lease exit costs associated with one store that closed in fiscal year 2019.

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Net income	$6,357	4,704	15,272	8,336
Interest expense, net	545	603	1,089	1,113
Provision for income taxes	1,962	1,399	4,527	2,459
Depreciation and amortization	6,907	7,420	14,020	15,057
EBITDA	15,771	14,126	34,908	26,965
Impairment of long-lived assets and store closing costs	—	—	95	405
Share-based compensation	296	239	590	487
Adjusted EBITDA (1)	$16,067	14,365	35,593	27,857

(1) Adjusted EBITDA for the three and six months ended March 31, 2021, as presented, has been recast to exclude share-based compensation to enhance the comparability of this measure between fiscal periods.

EBITDA increased 11.6% to $15.8 million for the three months ended March 31, 2022 compared to $14.1 million for the three months ended March 31, 2021. EBITDA increased 29.5% to $34.9 million for the six months ended March 31, 2022 compared to $27.0 million for the six months ended March 31, 2021. EBITDA as a percentage of net sales was 5.8% and 5.4% for the three months ended March 31, 2022 and 2021, respectively. EBITDA as a percentage of net sales was 6.4% and 5.1% for the six months ended March 31, 2022 and 2021, respectively.

Adjusted EBITDA increased 11.8% to $16.1 million for the three months ended March 31, 2022 compared to $14.4 million for the three months ended March 31, 2021. Adjusted EBITDA increased 27.8% to $35.6 million for the six months ended March 31, 2022 compared to $27.9 million for the six months ended March 31, 2021. Adjusted EBITDA as a percentage of net sales was 5.9% and 5.5% for the three months ended March 31, 2022 and 2021, respectively. Adjusted EBITDA as a percentage of net sales was 6.5% and 5.3% for the six months ended March 31, 2022 and 2021, respectively.

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

Furthermore, management believes some investors use EBITDA and Adjusted EBITDA as supplemental measures to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. By providing these non-GAAP financial measures, together with a reconciliation from net income, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Commencing with its financial reporting for fiscal year 2021, the Company revised its definition of Adjusted EBITDA to exclude share-based compensation. The Company’s historical presentation of Adjusted EBITDA, including for the three and six months ended March 31, 2021, did not exclude share-based compensation. However, Adjusted EBITDA for the three and six months ended March 31, 2021, as presented in this report, has been recast to exclude share-based compensation to enhance the comparability of this measure between fiscal periods. Management believes that excluding share-based compensation from Adjusted EBITDA will enhance investors’ ability to assess period-to-period comparisons of the Company’s operating performance and make more meaningful comparisons between our operating performance and the operating performance of our competitors.

Our competitors may define EBITDA and Adjusted EBITDA differently, and as a result, our measure of EBITDA and Adjusted EBITDA may not be directly comparable to EBITDA and Adjusted EBITDA of other companies. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and Adjusted EBITDA are supplemental measures of operating performance that do not represent, and should not be considered in isolation or as an alternative to, or substitute for, net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

●	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA and Adjusted EBITDA do not reflect any depreciation or interest expense for leases classified as finance leases;

●	EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

●	Adjusted EBITDA does not reflect share-based compensation, impairment and store closing costs;

●	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes; and

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Revolving Facility. Our Credit Facility consists of the $50.0 million Revolving Facility and the fully drawn $35.0 million Term Loan Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, cash dividends and corporate taxes. As of March 31, 2022, we had $28.9 million in cash and cash equivalents and $49.0 million available for borrowing under our Revolving Facility. On November 18, 2020, we entered into the $35.0 million Term Loan Facility maturing November 13, 2024.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program, including most recently in May 2022, and the program will terminate on May 31, 2024. We did not repurchase any shares during the six months ended March 31, 2022. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Revolving Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

On May 4, 2022, our Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on June 15, 2022 to stockholders of record as of the close of business on May 31, 2022. We paid quarterly cash dividends of $0.10 per share of common stock in each of the first two quarters of fiscal year 2022.

We plan to continue to open new stores in the future, which may require us to borrow additional amounts under the Revolving Facility from time to time. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Revolving Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs, repayment of debt, stock repurchases and dividends for the next 12 months and foreseeable future. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Six months ended March 31,
	2022	2021
Net cash provided by operating activities	$27,581	17,305
Net cash used in investing activities	(12,295)	(9,541)
Net cash used in financing activities	(10,075)	(15,321)
Net increase (decrease) in cash and cash equivalents	5,211	(7,557)
Cash and cash equivalents, beginning of period	23,678	28,534
Cash and cash equivalents, end of period	$28,889	20,977

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation, and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $10.3 million, or 59.4%, to $27.6 million for the six months ended March 31, 2022 compared to $17.3 million for the six months ended March 31, 2021. The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items as well as a reduction in the amount of cash used for working capital requirements, as compared to the amount of cash used for working capital in the prior fiscal year.

Investing Activities

Net cash used in investing activities increased $2.8 million, or 28.9%, to $12.3 million for the six months ended March 31, 2022 compared to $9.5 million for the six months ended March 31, 2021. This increase was primarily the result of increases of $2.2 million and $0.7 million in property and equipment and other intangibles acquisitions during the six months ended March 31, 2022 compared to the six months ended March 31, 2021, respectively, due to the impact of the timing of new store, relocation/remodel, and software projects under development.

We plan to spend approximately $15.7 million to $22.7 million on capital expenditures during the remainder of fiscal year 2022 in connection with four to five new store openings and two store relocations/remodels. We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store.

Acquisition of property and equipment not yet paid decreased $2.3 million to $2.1 million for the six months ended March 31, 2022 compared to $4.4 million for the six months ended March 31, 2021 due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used in financing activities was $10.1 million for the six months ended March 31, 2022 compared to $15.3 million for the six months ended March 31, 2021

Credit Facility

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

Base rate borrowings under the Credit Facility bear interest at a fluctuating base rate as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the Eurodollar rate plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Eurodollar rate borrowings under the Credit Facility bear interest based on the London Interbank Offered Rate, or its successor rate (LIBOR), for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is also based upon the Company’s consolidated leverage ratio. The Company is required to repay principal amounts outstanding under the Term Loan Facility in equal quarterly installments of approximately $0.4 million on the last day of each fiscal quarter, commencing on March 31, 2021 and ending on September 30, 2024. Amounts repaid on the Term Loan Facility may not be reborrowed.

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

We had no amounts outstanding under the Revolving Facility as of each of March 31, 2022 and September 30, 2021. As of each of March 31, 2022 and September 30, 2021, we had undrawn, issued and outstanding letters of credit of $1.0 million, which were reserved against the amount available for borrowing under the Revolving Facility. We had $49.0 million available for borrowing under the Revolving Facility as of each of March 31, 2022 and September 30, 2021. We had $19.7 million of outstanding borrowings under the fully drawn Term Loan Facility as of March 31, 2022.

As of each of March 31, 2022 and September 30, 2021, the Company was in compliance with the financial covenants under the Credit Facility.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Item 5. Other Information

Related Party Lease

On May 4, 2022, the Company and Chalet, a related party owned by members of the Isely family, entered into a ground lease for the Company’s store location and store support center in Lakewood, Colorado (the “Lease”) and terminated the previously disclosed Sublease, dated June 1, 2006, between the Company and Chalet for the same location. The Lease permits the Company to construct a new building on the property to replace its existing store and provides for an initial term of 20 years, subject to additional extensions. The Company will pay annual rent of approximately $0.3 million with a 5% increase every five years. As required under the Company’s Related Party Transaction policy, the Company’s Audit Committee approved the terms of the transaction. This disclosure is responsive to Items 1.01 and 1.02 of Form 8-K.

Extension of Share Repurchase Program

On May 4, 2022, our Board authorized an extension of the Company’s previously announced share repurchase program. As a result of such extension, the share repurchase program will terminate on May 31, 2024. The dollar value of the shares of common stock that may yet be repurchased under the share repurchase program is approximately $8.3 million. Repurchases may be made from time to time at management's discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice. This disclosure is responsive to Item 8.01 of Form 8-K.

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

10.1	Lease, dated May 4, 2022 between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc.
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.3	Certification of Todd Dissinger, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and September 30, 2021 (unaudited), (ii) Consolidated Statements of Income for the three and six months ended March 31, 2022 and 2021 (unaudited), (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2022 and 2021 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2022 and 2021 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 5, 2022.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)