Form 10-Q
period 2022-06-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2022-08-04
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 1, 2022 was 22,688,995.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2022

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, national, regional or local political, economic, inflationary, deflationary, recessionary, business, labor market, competitive, market, regulatory and other factors, including the COVID-19 pandemic and the war in Ukraine, many of which are beyond our control. We believe these factors include those referenced in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2022	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$19,916	23,678
Accounts receivable, net	8,090	8,489
Merchandise inventory	111,329	100,546
Prepaid expenses and other current assets	4,216	2,914
Total current assets	143,551	135,627
Property and equipment, net	148,560	151,399
Other assets:
Operating lease assets, net	312,144	316,388
Finance lease assets, net	46,056	39,367
Deposits and other assets	460	530
Goodwill and other intangible assets, net	13,470	11,768
Total other assets	372,130	368,053
Total assets	$664,241	655,079

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,429	68,949
Accrued expenses	22,451	26,589
Term loan facility, current portion	1,750	1,750
Operating lease obligations, current portion	34,297	33,308
Finance lease obligations, current portion	3,403	3,176
Total current liabilities	131,330	133,772
Long-term liabilities:
Term loan facility, net of current portion	15,938	21,938
Operating lease obligations, net of current portion	299,056	301,895
Finance lease obligations, net of current portion	46,716	39,450
Deferred income tax liabilities, net	15,568	15,293
Total long-term liabilities	377,278	378,576
Total liabilities	508,608	512,348
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, and 22,688,995 and 22,620,417 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	23	23
Additional paid-in capital	57,783	57,289
Retained earnings	97,827	85,419
Total stockholders’ equity	155,633	142,731
Total liabilities and stockholders’ equity	$664,241	655,079

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Net sales	$266,309	258,624	815,419	782,867
Cost of goods sold and occupancy costs	192,750	187,082	586,341	566,473
Gross profit	73,559	71,542	229,078	216,394
Store expenses	60,124	57,086	179,065	175,838
Administrative expenses	7,459	7,273	22,924	20,935
Pre-opening expenses	325	135	550	665
Operating income	5,651	7,048	26,539	18,956
Interest expense, net	(603)	(586)	(1,692)	(1,699)
Income before income taxes	5,048	6,462	24,847	17,257
Provision for income taxes	(1,115)	(1,430)	(5,642)	(3,889)
Net income	$3,933	5,032	19,205	13,368

Net income per share of common stock:
Basic	$0.17	0.22	0.85	0.59
Diluted	$0.17	0.22	0.84	0.59
Weighted average number of shares of common stock outstanding:
Basic	22,676,882	22,606,444	22,659,042	22,582,351
Diluted	22,854,754	22,711,067	22,812,692	22,719,555

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended June 30,
	2022	2021
Operating activities:
Net income	$19,205	13,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,088	22,462
Impairment of long-lived assets and store closing costs	95	105
Loss on disposal of property and equipment	57	294
Share-based compensation	887	666
Deferred income tax expense	274	1,816
Non-cash interest expense	17	17
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(298)	515
Merchandise inventory	(10,783)	(187)
Prepaid expenses and other assets	(1,088)	(1,166)
Income tax receivable	(328)	3,004
Operating lease assets	23,795	23,220
(Decrease) increase in:
Operating lease liabilities	(20,974)	(23,893)
Accounts payable	1,696	(9,310)
Accrued expenses	(4,138)	102
Net cash provided by operating activities	29,505	31,013
Investing activities:
Acquisition of property and equipment	(15,925)	(15,514)
Acquisition of other intangibles	(2,293)	(1,393)
Proceeds from sale of property and equipment	16	30
Proceeds from property insurance settlements	184	85
Net cash used in investing activities	(18,018)	(16,792)
Financing activities:
Borrowings under revolving facility	6,100	11,800
Repayments under revolving facility	(6,100)	(11,800)
Borrowings under term loan facility	—	35,000
Repayments under term loan facility	(6,000)	(10,875)
Finance lease obligation payments	(2,059)	(2,102)
Dividends to shareholders	(6,797)	(49,870)
Loan fees paid	—	(53)
Payments on withholding tax for restricted stock unit vesting	(393)	(332)
Net cash used in financing activities	(15,249)	(28,232)
Net decrease in cash and cash equivalents	(3,762)	(14,011)
Cash and cash equivalents, beginning of period	23,678	28,534
Cash and cash equivalents, end of period	$19,916	14,523
Supplemental disclosures of cash flow information:
Cash paid for interest	$418	203
Cash paid for interest on finance lease obligations, net of capitalized interest of $222 and $138, respectively	1,340	1,339
Income taxes paid	5,315	5,362
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$3,642	2,996
Acquisition of other intangibles not yet paid	231	214
Property acquired through operating lease obligations	19,645	9,212
Property acquired through finance lease obligations	9,726	106

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended June 30, 2022 and 2021

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –$0.001 par
	value
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	Total stockholders’ equity
Balances September 30, 2021	22,620,417	$23	$57,289	$85,419	$142,731
Net income	—	—	—	8,915	8,915
Cash dividends	—	—	—	(2,263)	(2,263)
Issuance of common stock	23,473	—	—	—	—
Share-based compensation	—	—	171	—	171
Balances December 31, 2021	22,643,890	23	57,460	92,071	149,554
Net income	—	—	—	6,357	6,357
Cash dividends	—	—	—	(2,267)	(2,267)
Issuance of common stock	25,148	—	—	—	—
Share-based compensation	—	—	201	—	201
Balances March 31, 2022	22,669,038	23	57,661	96,161	153,845
Net income	—	—	—	3,933	3,933
Cash dividends	—	—	—	(2,267)	(2,267)
Issuance of common stock	19,957	—	—	—	—
Share-based compensation	—	—	122	—	122
Balances June 30, 2022	22,688,995	$23	$57,783	$97,827	$155,633

	Common stock –$0.001 par
	value
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	Total stockholders’ equity
Balances September 30, 2020	22,546,765	$23	$56,752	$116,291	$173,066
Net income	—	—	—	3,632	3,632
Cash dividends	—	—	—	(46,706)	(46,706)
Issuance of common stock	16,884	—	—	—	—
Share-based compensation	—	—	166	—	166
Balances December 31, 2020	22,563,649	23	56,918	73,217	130,158
Net income	—	—	—	4,704	4,704
Cash dividends	—	—	—	(1,582)	(1,582)
Issuance of common stock	31,818	—	—	—	—
Share-based compensation	—	—	147	—	147
Balances March 31, 2021	22,595,467	23	57,065	76,339	133,427
Net income	—	—	—	5,032	5,032
Cash dividends	—	—	—	(1,582)	(1,582)
Issuance of common stock	23,693	—	—	—	—
Share-based compensation	—	—	20	—	20
Balances June 30, 2021	22,619,160	$23	$57,085	$79,789	$136,897

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2022 and 2021

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, body care products and dietary supplements. The Company operates its retail stores under its trademark Natural Grocers by Vitamin Cottage®. The Company operated 162 stores in 20 states as of each of June 30, 2022 and September 30, 2021. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes,” Topic 740, “Simplifying the Accounting for Income Taxes” (ASU 2019-12). The new guidance simplified the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements, and interim recognition of enactment of tax laws or rate changes. The provisions of ASU 2019-12 were effective for the Company’s first quarter of the fiscal year ending September 30, 2022. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements for the three and nine months ended June 30, 2022.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” Topic 326, “Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), subsequently amended by various standard updates. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when determining credit loss estimates. ASU 2016-13 also requires financial assets to be measured net of expected credit losses at the time of initial recognition. ASU 2019-10, issued in November 2019, delayed the effective date of ASU 2016-13 for smaller reporting companies such as the Company. The provisions of ASU 2016-13 will be effective for the Company’s first quarter of the fiscal year ending September 30, 2024. Early adoption is permitted. The Company is evaluating the impact that the adoption of these provisions will have on its consolidated financial statements, but does not anticipate that these provisions will have material impacts on its consolidated financial statements.

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

The balance of contract liabilities related to unredeemed gift cards was $1.4 million and $1.5 million as of June 30, 2022 and September 30, 2021, respectively. Revenue for the three months ended June 30, 2022 and 2021 includes $0.1 million and $0.2 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2021 and 2020, respectively. Revenue for the nine months ended June 30, 2022 and 2021 includes approximately $0.8 million and $0.6 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2021 and 2020, respectively.

The following table disaggregates our revenue by product category for the three and nine months ended June 30, 2022 and 2021, dollars in thousands and as a percentage of net sales:

	Three months ended June 30,				Nine months ended June 30,
	2022		2021		2022		2021
Grocery	$186,626	70%	179,654	70	567,469	70	545,726	70
Dietary supplements	54,461	20	52,903	20	170,668	21	160,028	20
Other	25,222	10	26,067	10	77,282	9	77,113	10
	$266,309	100%	258,624	100	815,419	100	782,867	100

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

Presented below are basic and diluted EPS for the three and nine months ended June 30, 2022 and 2021, dollars in thousands, except per share data:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Net income	$3,933	5,032	19,205	13,368

Weighted average number of shares of common stock outstanding	22,676,882	22,606,444	22,659,042	22,582,351
Effect of dilutive securities	177,872	104,623	153,650	137,204
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,854,754	22,711,067	22,812,692	22,719,555

Basic earnings per share	$0.17	0.22	0.85	0.59
Diluted earnings per share	$0.17	0.22	0.84	0.59

There were no non-vested RSUs for the three months ended June 30, 2022 and 11,666 non-vested RSUs for the nine months ended June 30, 2022 excluded from the calculation of diluted EPS as they were antidilutive. There were 1,982 and 13,862 non-vested RSUs for the three and nine months ended June 30, 2021, respectively, excluded from the calculation of diluted EPS as they were antidilutive.

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

The Company had no amounts outstanding under the Revolving Facility as of each of June 30, 2022 and September 30, 2021. The Company had undrawn, issued and outstanding letters of credit of $1.3 million as of June 30, 2022 and $1.0 million as of September 30, 2021, which were reserved against the amount available for borrowing under the terms of the Revolving Facility. The Company had $48.7 million as of June 30, 2022 and $49.0 million of as September 30, 2021 available for borrowing under the Revolving Facility. The Company had $17.7 million outstanding under its fully drawn Term Loan Facility as of June 30, 2022.

As of June 30, 2022 and September 30, 2021, the Company was in compliance with the financial covenants under the Credit Facility.

Lease Obligations

As of June 30, 2022 and September 30, 2021, the Company had 22 and 20 leases that were classified as finance leases, respectively. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $0.7 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $1.9 million for each of the nine months ended June 30, 2022 and 2021. Interest expense for the three and nine months ended June 30, 2022 and 2021 relates primarily to interest on finance lease obligations and the Credit Facility. The Company capitalized interest of $0.1 million and less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.1 million for the nine months ended June 30, 2022 and 2021, respectively.

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

The Company did not repurchase any shares of common stock during the three and nine months ended June 30, 2022 and 2021. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million.

During the three and nine months ended June 30, 2022 and 2021, the Company reissued no treasury shares. As of each of June 30, 2022 and September 30, 2021, the Company held no treasury shares.

Dividends

The Company paid quarterly cash dividends of $0.10 and $0.07 per share of common stock in each of the first three quarters of fiscal years 2022 and 2021, respectively, and a special cash dividend of $2.00 per share of common stock in the first quarter of fiscal year 2021.

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

Most leases include one or more options to renew, with renewal terms normally expressed in periods of five to ten year increments. The exercise of lease renewal options is at the Company’s sole discretion. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option.

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

The Company has four operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 12). The leases began at various times with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases are similar to leases that would be entered into with nonrelated parties and are at prevailing market rental rates. As of June 30, 2022, these leases accounted for $7.2 million of right-of-use assets and $7.3 million of lease liabilities included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for each of the three months ended June 30, 2022 and 2021 and $1.0 million for each of the nine months ended June 30, 2022 and 2021.

The components of total lease cost for the three and nine months ended June 30, 2022 and 2021 were as follows, dollars in thousands:

		Three months ended		Nine months ended
		June 30,		June 30,
Lease cost	Classification	2022	2021	2022	2021
Operating lease cost:
	Cost of goods sold and occupancy costs	$10,749	10,698	32,199	31,937
	Store expenses	79	98	257	257
	Administrative expenses	81	71	228	223
	Pre-opening expenses	100	41	100	195
Finance lease cost:
Depreciation of right-of-use assets	Store expenses	974	927	2,921	2,736
	Pre-opening expenses (2)	77	—	117	22
Interest on lease liabilities	Store expenses	472	484	1,444	1,477
	Pre-opening expenses (2)	79	—	118	—
Short-term lease cost	Store expenses	925	776	2,135	1,934
Variable lease cost	Cost of goods sold and occupancy costs(1)	1,490	1,469	4,358	4,176
Sublease income	Store expenses	(75)	(72)	(229)	(235)
Total lease cost		$14,951	14,492	43,648	42,722

[1]	Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

[2]	Pre-opening expenses for prior periods have been reclassified from store expenses to be consistent with the current period presentation.

Additional information related to the Company’s leases for the three and nine months ended June 30, 2022 and 2021 were as follows, dollars in thousands:

	Three months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,228	11,121	29,963	33,310
Operating cash flows from finance leases	551	484	1,562	1,477
Financing cash flows from finance leases	732	733	2,059	2,102
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	13,074	1,925	19,645	9,212
Finance leases	5,597	—	9,726	106

Additional information related to the Company’s leases as of June 30, 2022 and 2021 was as follows:

	June 30, 2022	June 30, 2021
Weighted-average remaining lease term (in years):
Operating leases	10.8	11.2
Finance leases	14.1	11.8
Weighted-average discount rate:
Operating leases	3.7%	3.6
Finance leases	4.8%	5.1

In the nine months ended June 30, 2022, the Company incurred a charge of $0.1 million related to operating lease right-of-use assets associated with an early store relocation. In the nine months ended June 30, 2021, the Company paid $0.3 million in lease termination costs to terminate the lease associated with one store that closed in the first quarter of fiscal year 2019. In association with the lease termination, the Company wrote off $0.6 million in operating right-of-use assets and $0.8 million in operating lease liabilities and recorded a $0.2 million gain in store expenses.

Future lease payments under non-cancellable leases as of June 30, 2022 were as follows, dollars in thousands:

Fiscal Year	Operating leases	Finance leases	Total
Remainder of 2022	$11,350	1,296	12,646
2023	45,857	5,711	51,568
2024	44,381	5,849	50,230
2025	42,740	5,859	48,599
2026	39,600	5,901	45,501
Thereafter	223,611	43,889	267,500
Total future undiscounted lease payments	407,539	68,505	476,044
Less imputed interest	(74,186)	(18,386)	(92,572)
Total reported lease liability	333,353	50,119	383,472
Less current portion	(34,297)	(3,403)	(37,700)
Noncurrent lease liability	$299,056	46,716	345,772

The table above excludes $9.6 million of legally binding minimum lease payments for leases that had been executed as of June 30, 2022 but whose terms had not yet commenced.

8. Property and Equipment

The Company had the following property and equipment balances as of June 30, 2022 and September 30, 2021, dollars in thousands:

		As of
	Useful lives (in years)	June 30, 2022	September 30, 2021
Construction in process	n/a	$5,332	2,268
Land	n/a	6,272	6,062
Buildings	16 - 40	38,551	34,531
Land improvements	1 –24	1,805	1,782
Leasehold and building improvements	1 –25	161,879	159,800
Fixtures and equipment	5 –7	149,569	145,754
Computer hardware and software	3 –5	25,637	25,068
		389,045	375,265
Less accumulated depreciation and amortization		(240,485)	(223,866)
Property and equipment, net		$148,560	151,399

Depreciation and amortization expense for the three and nine months ended June 30, 2022 and 2021 is summarized as follows, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$278	216	759	644
Depreciation and amortization expense included in store expenses	6,343	6,871	19,148	20,890
Depreciation and amortization expense included in administrative expenses	370	318	1,064	906
Depreciation and amortization expense included in pre-opening expenses (1)	77	—	117	22
Total depreciation and amortization expense	$7,068	7,405	21,088	22,462

[1]	Pre-opening depreciation and amortization expenses for prior periods have been reclassified from store expenses to be consistent with the current period presentation.

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of June 30, 2022 and September 30, 2021, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2022	September 30, 2021
Amortizable intangible assets:
Other intangibles	0.5	-	3	$4,230	3,754
Less accumulated amortization				(3,600)	(3,139)
Amortizable intangible assets, net				630	615
Other intangibles in process				7,211	5,507
Trademark	Indefinite			389	389
Deferred financing costs, net				42	59
Total other intangibles, net				8,272	6,570
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$13,470	11,768

10. Accrued Expenses

The composition of accrued expenses as of June 30, 2022 and September 30, 2021 is summarized as follows, dollars in thousands:

	As of
	June 30,	September 30,
	2022	2021
Payroll and employee-related expenses	$10,698	13,243
Accrued property, sales, and use tax payable	6,617	8,322
Accrued marketing expenses	481	713
Deferred revenue related to gift card sales	1,737	2,157
Other	2,918	2,154
Total accrued expenses	$22,451	26,589

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

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases with Chalet. Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely, and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.2 million for each of the three months ended June 30, 2022 and 2021, and $0.7 million for each of the nine months ended June 30, 2022 and 2021.

Isely Family Land Trust LLC: The Company has one operating lease with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.1 million for each of the three months ended June 30, 2022 and 2021 and was $0.2 million for each of the nine months ended June 30, 2022 and 2021.

FTVC LLC: The Company has one operating lease for a store location with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the three months ended June 30, 2022 and 2021 and was less than $0.1 million for each of the nine months ended June 30, 2022 and 2021.

13. Commitments and Contingencies

In January 2020, a former assistant store manager filed a putative class action lawsuit in the United States District Court for the District of Colorado on behalf of current and former assistant store managers alleging that the Company violated the Fair Labor Standards Act (FLSA) and Colorado labor laws by misclassifying the assistant store managers as exempt. The alleged violations relate to failure to pay for overtime work. In November 2020, the court granted plaintiffs’ motion for conditional certification with regard to the FLSA claim. Currently, there are 101 opt-in plaintiffs in the FLSA collective action. The litigation is in the discovery stage. The Company believes these claims are without merit and intends to defend the matter vigorously. Given the preliminary stage of the case and the legal standards that must be met for, among other things, class certification, the Company is unable to reasonably estimate at this time the possible range of loss, if any, that may result from this action.

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

14. Subsequent Event

On August 3, 2022, the Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on September 14, 2022 to stockholders of record as of the close of business on August 29, 2022.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, body care products and dietary supplements that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of June 30, 2022, we operated 162 stores in 20 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

Our stores range from approximately 5,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2021, we increased our store count at a compound annual growth rate of 5.2%. In fiscal year 2021, we opened three new stores and relocated/remodeled five existing stores. We plan to open three to four new stores and relocate/remodel two stores in fiscal year 2022. As of the date of this report, we have signed leases or acquired property for an additional five new stores that we plan to open in fiscal years 2022 and beyond. During the nine months ended June 30, 2022, we relocated/remodeled one store, opened one new store, and closed one store. Between July 1, 2022 and the date of this Form 10-Q, we opened one new store.

Performance Highlights

Key highlights of our performance for the three and nine months ended June 30, 2022 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $266.3 million for the three months ended June 30, 2022, an increase of $7.7 million, or 3.0%, compared to net sales of $258.6 million for the three months ended June 30, 2021. Net sales were $815.4 million for the nine months ended June 30, 2022, an increase of $32.6 million, or 4.2%, compared to net sales of $782.9 million for the nine months ended June 30, 2021.

●

Daily average comparable store sales. Daily average comparable store sales for the three months ended June 30, 2022 increased 2.5% compared to the three months ended June 30, 2021. Daily average comparable store sales for the nine months ended June 30, 2022 increased 3.5% compared to the nine months ended June 30, 2021.

●

Net income. Net income was $3.9 million for the three months ended June 30, 2022, a decrease of $1.1 million, or 21.8%, compared to net income of $5.0 million for the three months ended June 30, 2021. Net income was $19.2 million for the nine months ended June 30, 2022, an increase of $5.8 million, or 43.7%, compared to net income of $13.4 million for the nine months ended June 30, 2021.

●

EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $12.7 million for the three months ended June 30, 2022, a decrease of $1.7 million, or 12.0%, compared to $14.5 million for the three months ended June 30, 2021. EBITDA was $47.6 million for the nine months ended June 30, 2022, an increase of $6.2 million, or 15.0%, compared to $41.4 million for the nine months ended June 30, 2021. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $13.0 million for the three months ended June 30, 2022, a decrease of $1.6 million, or 11.0%, compared to $14.6 million for the three months ended June 30, 2021. Adjusted EBITDA was $48.6 million for the nine months ended June 30, 2022, an increase of $6.1 million, or 14.4%, compared to $42.5 million for the nine months ended June 30, 2021. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of June 30, 2022, cash and cash equivalents was $19.9 million, and there was $48.7 million available for borrowing under our Revolving Facility, net of undrawn, issued and outstanding letters of credit of $1.3 million.

●

New store growth. We opened one new store during the nine months ended June 30, 2022. We operated a total of 162 stores as of June 30, 2022. We plan to open a total of three to four new stores in fiscal year 2022, which would result in an annual new store growth rate of between 1.9% and 2.5% for fiscal year 2022.

●	Store Relocations/Remodels. We relocated/remodeled one store during the nine months ended June 30, 2022.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of the COVID-19 pandemic on our operations. We believe we have acted proactively in response to the COVID-19 pandemic and the resulting government mandates. We have experienced increased levels of net sales and average transaction size due to the COVID-19 pandemic as customers have adjusted to the COVID-19 pandemic by consuming more food at home. The COVID-19 pandemic and government mandates have also led to an increase in online orders for home delivery, which we offer at substantially all our stores in partnership with a third party. As a result of current global supply chain issues, partially attributable to the COVID-19 pandemic, we have on occasion experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain, although certain products may be in relatively short supply or unavailable from time to time.

●

Future impact of the COVID-19 pandemic. We believe our proactive response to the COVID-19 pandemic has resulted in increased customer loyalty, but there can be no assurance we will continue to experience elevated levels of net sales, in particular, as the COVID-19 pandemic subsides. We expect the impact of the COVID-19 pandemic and government mandates on our financial condition, results of operations and cash flows will largely depend on the extent and duration of the COVID-19 pandemic, the governmental and public actions taken in response and the long-term effect the COVID-19 pandemic will have on the U.S. economy. Moreover, the COVID-19 pandemic makes it more challenging for management to estimate future performance of our business, particularly over the near term. See “The ongoing COVID-19 pandemic has impacted our operations and this or other future pandemics could materially impact our business, results of operations and financial condition” under “Item 1A.- Risk Factors” in our Form 10-K. Additional information regarding the impact of the COVID-19 pandemic and government mandates on our business and results of operations is provided below in this MD&A.

●

Impact of broader economic trends and political environment. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, the level of disposable consumer income, consumer debt, interest rates, inflation or deflation, periods of recession and growth, the price of commodities, the political environment and consumer confidence. Furthermore, our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, including unemployment benefits. The COVID-19 pandemic has impacted our ability to retain and attract store Crew members and we continue to be challenged by labor shortages broadly impacting the retail industry. We have also invested in increased wages for our store crew members, and may be required to do so in the future.

During the third quarter and first nine months of fiscal 2022, the costs of certain goods we sell were impacted by levels of inflation that are higher than we have experienced in recent years. In the aggregate, management estimates that the Company has experienced annual cost inflation of approximately 6% in the third quarter of fiscal year 2022. Cost inflation estimates are based on individual like items sold during the periods being compared. The impact of inflation on our sales and profitability is influenced in part by our ability to adjust our retail prices accordingly. While we have been able to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on our sales and profitability in the future.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Statements of Income Data: *
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	72.4	72.3	71.9	72.4
Gross profit	27.6	27.7	28.1	27.6
Store expenses	22.6	22.1	22.0	22.5
Administrative expenses	2.8	2.8	2.8	2.7
Pre-opening expenses	0.1	0.1	0.1	0.1
Operating income	2.1	2.7	3.3	2.4
Interest expense, net	(0.2)	(0.2)	(0.2)	(0.2)
Income before income taxes	1.9	2.5	3.0	2.2
Provision for income taxes	(0.4)	(0.6)	(0.7)	(0.5)
Net income	1.5%	1.9	2.4	1.7
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	162	161	162	161
Number of new stores opened during the period	1	—	1	2
Number of stores relocated/remodeled during the period	—	2	1	3
Number of stores closed during the period	1	—	1	—
Twelve-month store unit growth rate	0.6%	1.3	0.6	1.3
Change in daily average comparable store sales	2.5%	(3.6)	3.5	0.1

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended June 30,		Change In
	2022	2021	Dollars	Percent
Statements of Income Data:
Net sales	$266,309	258,624	7,685	3.0%
Cost of goods sold and occupancy costs	192,750	187,082	5,668	3.0
Gross profit	73,559	71,542	2,017	2.8
Store expenses	60,124	57,086	3,038	5.3
Administrative expenses	7,459	7,273	186	2.6
Pre-opening expenses	325	135	190	140.7
Operating income	5,651	7,048	(1,397)	(19.8)
Interest expense, net	(603)	(586)	(17)	2.9
Income before income taxes	5,048	6,462	(1,414)	(21.9)
Provision for income taxes	(1,115)	(1,430)	315	(22.0)
Net income	$3,933	5,032	(1,099)	(21.8)%

Net sales

Net sales increased $7.7 million, or 3.0%, to $266.3 million for the three months ended June 30, 2022 compared to $258.6 million for the three months ended June 30, 2021, due to a $6.4 million increase in comparable store sales and a $2.1 million increase in new store sales, partially offset by a $0.8 million decrease in sales from one store that closed at the beginning of the quarter. Daily average comparable store sales increased 2.5% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The daily average comparable store sales increase resulted from a 2.7% increase in daily average transaction size, partially offset by a 0.2% decrease in daily average transaction count. Comparable store average transaction size was $44.66 for the three months ended June 30, 2022. The increase in net sales during the three months ended June 30, 2022 was primarily driven by retail price inflation, our customers’ response to COVID-19 pandemic trends, marketing initiatives, promotional campaigns and increased engagement in our {N}power® customer loyalty program.

Gross profit

Gross profit increased $2.0 million, or 2.8%, to $73.6 million for the three months ended June 30, 2022 compared to $71.5 million for the three months ended June 30, 2021, driven by increased sales volume. Gross profit reflects earnings after product and occupancy costs. Gross margin decreased to 27.6% for the three months ended June 30, 2022 compared to 27.7% for the three months ended June 30, 2021. The decrease in gross margin during the three months ended June 30, 2022 was primarily driven by lower product margin attributed to higher freight, distribution and shrink expenses, partially offset by store occupancy leverage.

Store expenses

Store expenses increased $3.0 million, or 5.3%, to $60.1 million for the three months ended June 30, 2022 compared to $57.1 million for the three months ended June 30, 2021. Store expenses as a percentage of net sales were 22.6% and 22.1% for the three months ended June 30, 2022 and 2021, respectively. The increase in store expenses as a percentage of net sales was primarily driven by higher labor expense as a result of increased wage rates.

Administrative expenses

Administrative expenses were $7.5 million for the three months ended June 30, 2022 compared to $7.3 million for the three months ended June 30, 2021. Administrative expenses as a percentage of net sales were 2.8% for each of the three months ended June 30, 2022 and 2021.

Pre-opening expenses

Pre-opening expenses were $0.3 million for the three months ended June 30, 2022 compared to $0.1 million for the three months ended June 30, 2021.

Interest expense, net

Interest expense, net of capitalized interest, remained flat at $0.6 million for each of the three months ended June 30, 2022 and June 30, 2021.

Income taxes

Income tax expense was $1.1 million for the three months ended June 30, 2022 compared to $1.4 million for the three months ended June 30, 2021. The Company’s effective income tax rate remained flat at approximately 22.1% for each of the three months ended June 30, 2022 and 2021.

Net income

Net income was $3.9 million, or $0.17 diluted earnings per share, for the three months ended June 30, 2022 compared to $5.0 million, or $0.22 diluted earnings per share, for the three months ended June 30, 2021.

Nine months ended June 30, 2022 compared to the nine months ended June 30, 2021

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Nine months ended June 30,		Change In
	2022	2021	Dollars	Percent
Statements of Income Data:
Net sales	$815,419	782,867	32,552	4.2%
Cost of goods sold and occupancy costs	586,341	566,473	19,868	3.5
Gross profit	229,078	216,394	12,684	5.9
Store expenses	179,065	175,838	3,227	1.8
Administrative expenses	22,924	20,935	1,989	9.5
Pre-opening expenses	550	665	(115)	(17.3)
Operating income	26,539	18,956	7,583	40.0
Interest expense, net	(1,692)	(1,699)	7	(0.4)
Income before income taxes	24,847	17,257	7,590	44.0
Provision for income taxes	(5,642)	(3,889)	(1,753)	45.1
Net income	$19,205	13,368	5,837	43.7%

Net sales

Net sales increased $32.6 million, or 4.2%, to $815.4 million for the nine months ended June 30, 2022 compared to $782.9 million for the nine months ended June 30, 2021, due to a $27.6 million increase in comparable store sales and a $5.8 million increase in new store sales, partially offset by a $0.8 million decrease in sales from one store that closed at the beginning of the third quarter of fiscal year 2022. Daily average comparable store sales increased 3.5% for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021. The daily average comparable store sales increase resulted from a 2.0% increase in daily average transaction count and a 1.5% increase in daily average transaction size. Comparable store average transaction size was $45.27 for the nine months ended June 30, 2022. The increase in net sales during the nine months ended June 30, 2022 was primarily driven by our customers’ response to COVID-19 pandemic trends, retail price inflation, marketing initiatives, promotional campaigns and increased engagement in our {N}power® customer loyalty program.

Gross profit

Gross profit increased $12.7 million, or 5.9%, to $229.1 million for the nine months ended June 30, 2022 compared to $216.4 million for the nine months ended June 30, 2021, primarily driven by increased sales volumes. Gross profit reflects earnings after product and occupancy costs. Gross margin increased to 28.1% for the nine months ended June 30, 2022 compared to 27.6% for the nine months ended June 30, 2021. The increase in gross margin during the nine months ended June 30, 2022 was primarily driven by improved product margin and store occupancy leverage.

Store expenses

Store expenses increased $3.2 million, or 1.8%, to $179.1 million for the nine months ended June 30, 2022 compared to $175.8 million for the nine months ended June 30, 2021. In the nine months ended June 30, 2022, we recorded $0.1 million in operating lease asset impairment charges as a result of an early store relocation. In the nine months ended June 30, 2021, we recorded $0.4 million in lease exit costs, primarily related to a lease termination fee associated with one store that closed in fiscal year 2019. Store expenses as a percentage of net sales were 22.0% and 22.5% for the nine months ended June 30, 2022 and 2021, respectively. The reduction in store expenses as a percentage of net sales reflects leverage attributed to higher sales and a more normalized operating environment compared to the prior fiscal year period.

Administrative expenses

Administrative expenses were $22.9 million for the nine months ended June 30, 2022 compared to $20.9 million for the nine months ended June 30, 2021. Administrative expenses as a percentage of net sales were 2.8% and 2.7% for the nine months ended June 30, 2022 and 2021, respectively.

Pre-opening expenses

Pre-opening expenses were $0.6 million for the nine months ended June 30, 2022 compared to $0.7 million for the nine months ended June 30, 2021.

Interest expense

Interest expense, net of capitalized interest, remained flat at $1.7 million for each of the nine months ended June 30, 2022 and 2021.

Income taxes

Income tax expense was $5.6 million for the nine months ended June 30, 2022 compared to $3.9 million for the nine months ended June 30, 2021. The Company’s effective income tax rate was approximately 22.7% and 22.5% for the nine months ended June 30, 2022 and 2021, respectively.

Net income

Net income was $19.2 million, or $0.84 diluted earnings per share, for the nine months ended June 30, 2022 compared to $13.4 million, or $0.59 diluted earnings per share, for the nine months ended June 30, 2021.

Non-GAAP financial measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA as adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance, including certain items such as impairment charges, store closing costs, lease exit costs, share-based compensation and non-recurring items. The adjustments to EBITDA for the nine months ended June 30, 2022 included $0.1 million in operating lease asset impairment charges as a result of an early store relocation. The adjustments to EBITDA for the nine months ended June 30, 2021 included $0.4 million in lease exit costs associated with one store that closed in fiscal year 2019.

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Net income	$3,933	5,032	19,205	13,368
Interest expense, net	603	586	1,692	1,699
Provision for income taxes	1,115	1,430	5,642	3,889
Depreciation and amortization	7,068	7,405	21,088	22,462
EBITDA	12,719	14,453	47,627	41,418
Impairment of long-lived assets and store closing costs	—	—	95	405
Share-based compensation	297	179	887	666
Adjusted EBITDA (1)	$13,016	14,632	48,609	42,489

(1)

Adjusted EBITDA for the three and nine months ended June 30, 2021, as presented, has been recast to exclude share-based compensation to enhance the comparability of this measure between fiscal periods.

EBITDA decreased 12.0% to $12.7 million for the three months ended June 30, 2022 compared to $14.5 million for the three months ended June 30, 2021. EBITDA increased 15.0% to $47.6 million for the nine months ended June 30, 2022 compared to $41.4 million for the nine months ended June 30, 2021. EBITDA as a percentage of net sales was 4.8% and 5.6% for the three months ended June 30, 2022 and 2021, respectively. EBITDA as a percentage of net sales was 5.8% and 5.3% for the nine months ended June 30, 2022 and 2021, respectively.

Adjusted EBITDA decreased 11.0% to $13.0 million for the three months ended June 30, 2022 compared to $14.6 million for the three months ended June 30, 2021. Adjusted EBITDA increased 14.4% to $48.6 million for the nine months ended June 30, 2022 compared to $42.5 million for the nine months ended June 30, 2021. Adjusted EBITDA as a percentage of net sales was 4.9% and 5.7% for the three months ended June 30, 2022 and 2021, respectively. Adjusted EBITDA as a percentage of net sales was 6.0% and 5.4% for the nine months ended June 30, 2022 and 2021, respectively.

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

Furthermore, management believes some investors use EBITDA and Adjusted EBITDA as supplemental measures to evaluate the overall operating performance of companies in our industry. Management believes that some investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. By providing these non-GAAP financial measures, together with a reconciliation from net income, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Commencing with its financial reporting for fiscal year 2021, the Company revised its definition of Adjusted EBITDA to exclude share-based compensation. The Company’s historical presentation of Adjusted EBITDA, including for the three and nine months ended June 30, 2021, did not exclude share-based compensation. However, Adjusted EBITDA for the three and nine months ended June 30, 2021, as presented in this report, has been recast to exclude share-based compensation to enhance the comparability of this measure between fiscal periods. Management believes that excluding share-based compensation from Adjusted EBITDA will enhance investors’ ability to assess period-to-period comparisons of the Company’s operating performance and make more meaningful comparisons between our operating performance and the operating performance of our competitors.

Our competitors may define EBITDA and Adjusted EBITDA differently, and as a result, our measures of EBITDA and Adjusted EBITDA may not be directly comparable to EBITDA and Adjusted EBITDA of other companies. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and Adjusted EBITDA are supplemental measures of operating performance that do not represent, and should not be considered in isolation or as an alternative to, or substitute for, net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Revolving Facility. Our Credit Facility consists of the $50.0 million Revolving Facility and the fully drawn $35.0 million Term Loan Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, cash dividends and corporate taxes. As of June 30, 2022, we had $19.9 million in cash and cash equivalents and $48.7 million available for borrowing under our Revolving Facility. On November 18, 2020, we entered into the $35.0 million Term Loan Facility maturing November 13, 2024.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program, including most recently in May 2022, and the program will terminate on May 31, 2024. We did not repurchase any shares during the nine months ended June 30, 2022. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Revolving Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

On August 3, 2022, our Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on September 14, 2022 to stockholders of record as of the close of business on August 29, 2022. We paid quarterly cash dividends of $0.10 per share of common stock in each of the first three quarters of fiscal year 2022.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Nine months ended June 30,
	2022	2021
Net cash provided by operating activities	$29,505	31,013
Net cash used in investing activities	(18,018)	(16,792)
Net cash used in financing activities	(15,249)	(28,232)
Net decrease in cash and cash equivalents	(3,762)	(14,011)
Cash and cash equivalents, beginning of period	23,678	28,534
Cash and cash equivalents, end of period	$19,916	14,523

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation, and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities decreased $1.5 million, or 4.9%, to $29.5 million for the nine months ended June 30, 2022 compared to $31.0 million for the nine months ended June 30, 2021. The decrease in cash provided by operating activities was primarily due to an increase in cash used for working capital requirements, partially offset by an increase in cash provided by net income as adjusted for non-cash items.

Investing Activities

Net cash used in investing activities increased $1.2 million, or 7.3%, to $18.0 million for the nine months ended June 30, 2022 compared to $16.8 million for the nine months ended June 30, 2021. This increase was primarily the result of increases of $0.4 million and $0.9 million in property and equipment and other intangibles acquisitions during the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021, respectively, due to the impact of the timing of new store openings, relocations/remodels, and software projects under development.

We plan to spend approximately $10.0 million to $17.0 million on capital expenditures during the remainder of fiscal year 2022 in connection with two to three new store openings, one store relocation/remodel, and one real property acquisition. We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.2 million per store.

Acquisition of property and equipment not yet paid increased $0.6 million to $3.6 million for the nine months ended June 30, 2022 compared to $3.0 million for the nine months ended June 30, 2021 due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used in financing activities was $15.2 million for the nine months ended June 30, 2022 compared to $28.2 million for the nine months ended June 30, 2021.

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

We had no amounts outstanding under the Revolving Facility as of each of June 30, 2022 and September 30, 2021. As of June 30, 2022 and September 30, 2021, we had undrawn, issued and outstanding letters of credit of $1.3 million and $1.0 million, respectively, which were reserved against the amount available for borrowing under the Revolving Facility. We had $48.7 million and $49.0 million available for borrowing under the Revolving Facility as of June 30, 2022 and September 30, 2021, respectively. We had $17.7 million of outstanding borrowings under the fully drawn Term Loan Facility as of June 30, 2022.

As of each of June 30, 2022 and September 30, 2021, the Company was in compliance with the financial covenants under the Credit Facility.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and September 30, 2021 (unaudited), (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2022 and 2021 (unaudited), (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2022 and 2021 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2022 and 2021 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on August 4, 2022.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)