Form 10-K
period 2022-09-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2022-12-08
CIK 1547459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

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

Based on the closing price of the registrant’s common stock on March 31, 2022, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $190,033,270.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 5, 2022 was 22,712,449.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A for the 2023 Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2022.

Natural Grocers by Vitamin Cottage, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2022

i

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ or the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example “fiscal year 2022” refers to the year from October 1, 2021 to September 30, 2022).

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

The forward-looking statements contained in this Form 10-K are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, national, regional or local political, economic, inflationary, deflationary, recessionary, business, interest rate, labor market, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those described in “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I

Item 1. Business.

General

Natural Grocers® is an expanding specialty retailer of natural and organic groceries and dietary supplements. We focus on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We strive to generate long-term relationships with our customers based on transparency and trust by:

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

We are committed to maintaining the following founding principles, which have helped foster our growth:

●

Nutrition Education. We provide free nutrition education in the communities we serve. Empowering our customers and our employees (or our Crew members) to take charge of their lives and their health is the foundation upon which our business is built.

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

●	Community. From free nutrition education, to bag-free checkouts, to sourcing local products, to our fundraising and donation programs, we strive to serve the communities that help shape our world.

●

Our Crew members. Our Crew members make our Company great. We work hard to ensure that our Crew members are able to live healthy, balanced lifestyles. We support them with free nutrition education programs, good pay and excellent benefits.

In 1998, the second generation of the Isely family, including Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, purchased our predecessor and the Vitamin Cottage® trademark and assumed control of the business. Since then, we have grown our store count from 11 stores in Colorado to 164 stores in 21 states as of September 30, 2022. We have also implemented numerous organizational and operational improvements that have enhanced our ability to scale our operations. We believe that by staying true to our founding principles, we have been able to continue to attract new customers, extend our geographic reach and further solidify our competitive position.

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

●

heightened consumer awareness about the importance of food quality and a desire to avoid toxic residues, hormones, growth promoters, artificial ingredients, and genetically engineered ingredients in foods;

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

Scalable operations and replicable, cost-effective store model. We believe our scalable operating structure, attractive new store model, flexible real estate strategy and disciplined approach to new store development allow us to maximize store performance and continue to grow our store base. Our store model has been successful in highly competitive markets and has supported significant growth outside of our original Colorado geography. We believe our supply chain and infrastructure are scalable and will accommodate growth based on the ability of our primary distribution relationships to effectively service our planned store locations. Our investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems, support this growth. We also have a comprehensive human resources information and learning management system (HRIS) to further support the scalability of our operations. In addition, we have established effective site selection guidelines, as well as scalable procedures to enable us to efficiently open new stores after lease execution. The smaller-store footprint made possible by our limited offering of prepared foods reduces real estate costs, labor costs and perishable inventory shrink and enables us to leverage our new store opening costs.

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

Experienced and committed management team with proven track record. Our executive management team has an average of 37 years of experience in the natural grocery industry, while our entire management team has an average of 32 years of relevant experience. Since the second generation of the Isely family assumed control of the business in 1998, we have grown our store count from 11 stores to 164 stores as of September 30, 2022 by remaining dedicated to our founding principles. Over their tenure, members of our executive management team have been instrumental in establishing a successful, scalable operating model, generating consistently strong financial results, developing an effective site selection and store opening process and implementing operational efficiencies. The depth of our management experience extends beyond our home office. As of September 30, 2022, our store managers and assistant managers at comparable stores had average tenures of approximately five years with us. In addition, we have a track record of promoting store management personnel from within. We believe our management’s experience at all levels will allow us to continue to grow our store base while maintaining operational excellence by driving efficiencies in store operations, managing inventory levels and focusing on exceptional customer service.

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Expand our store base. We intend to continue expanding our store base through new store openings in existing markets, as well as penetrating new markets, by leveraging our core competencies of site selection and efficient store openings. In each of fiscal years 2022 and 2021, we opened three new stores. We plan to open four to six new stores in fiscal year 2023, none of which opened during the first quarter of fiscal year 2023 prior to the filing of this Form 10-K. As of the date of this report, we have signed leases or acquired property for an additional five new stores that we plan to open in fiscal years 2023 and beyond.

Store locations as of September 30, 2022.

Increase sales from existing customers. In order to increase our average ticket and the number of customer transactions, we plan to continue offering an engaging customer experience by providing science-based nutrition education and a differentiated merchandising strategy that delivers affordable, high-quality natural and organic grocery products and dietary supplements. We also plan to continue to utilize targeted marketing efforts to reach our existing customers, including through the {N}power® customer loyalty program ({N}power), which we anticipate will drive customer transactions, increase the average ticket and convert occasional, single-category customers into core, multi-category customers.

Grow our customer base. We plan to continue building our brand awareness, which we anticipate will grow our customer base. During fiscal year 2022, the measures we took that were aimed at enhancing our brand awareness included: (i) featuring {N}power promotions to highlight affordable family meals; (ii) utilizing {N}power to identify and send personalized offers to our customers, with an emphasis on dietary supplement sales; (iii) continuing to make enhancements to our monthly Health Hotline magazine; (iv) organizing month-long seasonal and topical special promotions; (v) expanding our social media reach through increased investment in paid and organic placements on platforms such as Instagram, TikTok, Facebook, Twitter, and YouTube and social media influencer campaigns; (vi) conducting television, radio, newspaper, outdoor advertising and targeted direct mail campaigns in select markets; and (vii) continuation of home delivery services. We believe offering nutrition education has historically been one of our most effective marketing strategies for reaching new customers and increasing the demand for natural and organic groceries and dietary supplements in our markets. To maximize their impact, we encourage our NHCs to focus on relationship-building opportunities in our communities and with our customers, including promotions, educational cooking events, lectures and classes in our stores. Additionally, we seek to attract new customers by enhancing their nutrition knowledge through the distribution of printed and digital versions of our broad range of educational resources, including the Health Hotline magazine. In addition to offering nutrition education, our strategy is to attract new customers with our Always Affordable Price and to build community awareness through our support of local vendors and charities.

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

Our Store Format. Our stores range from approximately 7,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet. In fiscal year 2022, our three new stores and two relocations/remodels averaged approximately 10,000 selling square feet. Approximately one quarter of our stores’ selling square footage is dedicated to dietary supplements. Most of our stores also include a dedicated community room available for public gatherings, a demonstration kitchen for cooking education and/or lecture space. Our comparable stores sell an average of approximately 21,000 SKUs of natural and organic products per store, including an average of approximately 6,900 SKUs of dietary supplements. Set out below is the layout for our new stores:

Site Selection. Our real estate strategy is adaptable to a variety of market conditions. When selecting locations for new stores, we use analytical models, based on research and data provided by third parties and our extensive experience, to identify promising store locations. We typically locate new stores in prime locations which offer easy customer access and high visibility. Many of our stores are near other supermarkets or gourmet food retailers, and we complement their conventional product offerings with high-quality, affordable natural and organic groceries and dietary supplements in an efficient and convenient retail setting. Our model for selecting viable new store locations incorporates factors such as target demographics, community characteristics, nearby retail activity and other measures and is based on first-hand observation of the community’s characteristics surrounding each site. We have Crew members dedicated to opening new stores efficiently and quickly, typically within approximately nine months from the time of lease execution, subject to construction permitting and the availability of construction materials and equipment.

Store-Level Economics. Our new stores are typically leased and require an average upfront capital investment of approximately $2.4 million, consisting of capital expenditures of approximately $1.9 million, net of tenant allowances, initial inventory of approximately $0.3 million, net of payables, and pre-opening expenses of approximately $0.2 million. We target approximately five years to recoup our initial net cash investments and approximately 30% cash-on-cash returns by the end of the sixth year following the opening. Our actual payback period averages approximately six years.

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

Our NHCs are a core element of our nutrition education program. Every store has a NHC position to educate customers and train Crew members on nutrition. NHCs must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. To educate and empower customers to make informed nutrition choices, our NHCs are available for complimentary one-on-one nutrition health coaching sessions. Each NHC is also responsible for various relationship-building opportunities in our communities and with our customers, including educational activities such as nutrition classes, lectures, seminars, health fairs and store tours. To maximize the impact of our NHCs, we stress the importance of their focusing on in-store educational events, offering health coaching sessions and holding nutrition classes in the community by partnering with school, municipal and corporate wellness programs. During fiscal year 2022, our NHCs resumed in-person health coaching sessions, community nutrition classes and in-store education events. We believe that our NHCs’ focus on relationship-building opportunities in our communities and with our customers helps to enhance our marketing and branding initiatives. Additionally, our NHCs are an onsite resource for nutrition training and education for our Crew members. Each NHC trains our Crew members to use a compliant educational approach to customer service without attempting to diagnose or treat specific conditions or ailments. We believe our NHC position is a competitive differentiator and represents a key element of our customer service model.

Our training and education programs are supplemented by outside experts, online materials and printed handouts. We also use our Health Hotline magazine to educate our customers. The Health Hotline magazine, which was published 11 times in fiscal year 2022, includes in-depth articles on health and nutrition, along with a selection of sale items. The printed version of the Health Hotline magazine is mailed to subscribers and distributed in our stores. In addition, an electronic version of the Health Hotline magazine is distributed to subscribers via the internet and posted on our website.

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

Our product review team analyzes all new products and approves them for sale based on ingredients, price and uniqueness within the current product set. We actively research new products in the marketplace through our product vendors, private label manufacturers, scientific findings, customer requests and general trends in popular media. Our stores are fully merchandised with an extensive assortment of natural and organic products. We believe we do not need to sell conventional products to fill our selection, increase our margins or attract more customers.

What We Sell. We operate both a full-service natural and organic grocery store and a dietary supplement store within a single retail location. The following is a breakdown of our sales mix for the fiscal year ended September 30, 2022:

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

■

Natural Grocers Brand Products.  We sell an expanding range of Natural Grocers brand private label products, including grocery staples, household products, bulk foods, and vitamins and dietary supplements. We believe our Natural Grocers brand private label products provide our customers with high-quality, affordable offerings that satisfy our rigorous product standards. During fiscal year 2022, we expanded our line of Natural Grocers brand products with a number of new offerings, including frozen prepared seafood, chocolate truffles and coconut oil.

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

■

Beer, Wine and Hard Cider.  We sell craft beer, craft hard cider and/or organic and biodynamic wine at certain stores in Arizona, Colorado, Kansas, Louisiana, Missouri, Oklahoma, Oregon, South Dakota and Texas.

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

■

Books and Handouts. We stock approximately 200 titles in each store’s book department. Titles cover various approaches to diet, lifestyle and health. Additionally, we offer hundreds of handouts on various health topics and dietary supplements to our customers free of charge.

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

The key elements of our pricing strategy include:

●	Always Affordable Price throughout our stores;

●	heavily advertised Health Hotline deals supported by manufacturer participation;

●	discounts offered to {N}power members, including promotions to highlight affordable family meals;

●	short term price promotions related to holidays, targeted campaigns and other events;

●	in-store specials generally lasting for one month and not advertised outside the store;

●	managers’ specials, such as clearance, overstock, short-dated or promotional incentives; and

●	specials on seasonally harvested produce.

As we continue to expand our store base, we believe there are opportunities for increased leverage in fixed costs, such as administrative expenses, as well as increased economies of scale in sourcing products. We strive to keep our product, operating and general and administrative costs low, which allows us to continue to offer attractive pricing for our customers.

Our Store Operations

Store Hours. Our stores typically are open from 8:30 a.m. to 8:36 p.m., Monday through Saturday, and from 9:00 a.m. to 7:35 p.m. on Sunday.

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

Sourcing and Vendors. We source from approximately 1,000 suppliers and offer approximately 3,100 brands. These suppliers range from small independent businesses to multi-national conglomerates. As of September 30, 2022, we purchased approximately 78% of the goods we sell from our top 20 suppliers. For the fiscal year ended September 30, 2022, approximately 67% of our total purchases were from United Natural Foods Inc. and its subsidiaries (UNFI). In fiscal year 2016, we extended our long-term relationship with UNFI as our primary supplier of grocery products through May 31, 2021, subject to automatic renewals for successive one-year periods unless otherwise terminated by either party, and we are currently operating under the automatic renewal term. In May 2018, we entered into an amendment to our agreement with UNFI pursuant to which we appointed Albert’s Organics, a wholly owned subsidiary of UNFI, as our primary supplier of organic produce products for the majority of our stores. We maintain good relations with UNFI and while we are exploring a longer-term extension of our relationship with UNFI beyond the expiration of the current annual auto renewal term on May 31, 2023, we believe we have adequate alternative supply methods, including self-distribution. As a result of current global supply chain issues, we have on occasion experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain, although certain products may be in relatively short supply or are unavailable from time to time.

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

As of September 30, 2022, we employed 3,235 full-time and 938 part-time (less than 30 hours per week) Crew members, including a total of 360 Crew members at our home office and our bulk food repackaging facility and distribution center. None of our Crew members are subject to a collective bargaining agreement. We believe we have good relations with our Crew members. We have an established set of standard operating procedures to manage our human capital management function, including hiring and human resource policies, training practices and operational instruction manuals. This allows each store to operate with strict accountability and still maintain independence to respond to its unique circumstances.

Culture and Engagement. Our Company strives to empower healthier communities by cultivating a culture focused on our core values, including caring for our customers and Crew members, having fun at work, inclusivity, working with passion, and being authentic. Our leadership reinforces our founding principles and core values by providing significant training on these topics to new store managers. We have also undertaken a number of initiatives designed to engage our workforce, including conducting an annual employee survey to solicit feedback from our Crew members, conducting regular focus groups with our store Crew members to identify opportunities for process improvement at our stores, and conducting monthly calls with our store leadership to review priorities and celebrate accomplishments.

Crew Member Development and Promotion. Investing in the development of our Crew members is an important area of focus to ensure the sustainability of our business. We prioritize promoting leaders from within our organization and strive to support career development through regular training and leadership development opportunities. During fiscal year 2022, we promoted internal candidates to fill 100% of our vacant regional manager positions, 79% of our vacant store manager positions, 67% of our vacant assistant store manager positions, and approximately 70% of our vacant department manager positions. We are committed to inclusion and diversity in our approach to hiring and promotion, including among our store management. As of September 30, 2022, approximately 51% of our store managers and approximately 54% of our assistant store managers were women.

We believe that setting Crew members up for success begins with a strong foundation. Our accelerated store manager training program provides high-potential store department managers with management training, including leadership skills and financial aspects of management, equipping participants for potential management roles within the Company upon completion. We provide all new store managers and assistant store managers with four weeks of in-person operational and managerial training at our facility in Golden, Colorado. We also conduct over 20 hours of virtual and in-person training on an annual basis for our store Crew members covering a wide array of topics, including company culture and values, store operations, nutrition education, safety and compliance.

Wellness and Benefits. Our Crew members are eligible for health, long-term disability, vision and dental insurance coverage, as well as Company paid short-term disability and life insurance benefits, after they meet eligibility requirements. We also provide our Crew members with access to clinical counseling resources through our employee assistance program. Additionally, our Crew members are offered a 401(k) retirement savings plan with discretionary contribution matching opportunities. We believe we pay above average retail wages. In addition, all Crew members receive in store discounts and earn an additional $1.00 per hour, up to $40 per week, in “Vitamin Bucks,” which can be used to purchase products in our stores. It is important to us that our Crew members live a healthy, balanced lifestyle, and we believe that the discounts we offer our Crew members and the Vitamin Bucks benefit provide an additional resource for our Crew members to purchase natural and organic products. We provide our Crew members with monthly free nutrition education trainings and other opportunities to earn rewards by learning about nutrition. Every Crew member also receives one day of additional pay on their birthday to express the Company’s appreciation for their service. In 2021, the Company established The Natural Grocers Heroes in Aprons Fund, a non-profit organization that provides short-term financial assistance to qualifying Crew members or their immediate family members who have experienced unanticipated hardships. We believe these and other factors have a positive impact on retention rates and encourage our Crew members to appreciate our culture, which helps them better promote our brand.

Our Customers

The growth in the natural and organic grocery and dietary supplement industries and growing consumer interest in health and nutrition have led to an increase in our core customer base. We believe the demands for affordable, nutritious food and dietary supplements are shared attributes of our core customers, regardless of their socio-economic status. Additionally, we believe our core customers prefer a retail store environment that offers carefully selected natural and organic products and dietary supplements and supports environmentally sustainable products and practices. Our customers tend to be interested in health and nutrition and expect our store Crew members to be highly knowledgeable about these topics and related products. An analysis of our Health Hotline subscriber list indicates that our customers come from broad geographic segments, including urban, suburban and rural areas, which reflects the varied characteristics and portability of our store locations.

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

{N}power Customer Loyalty Program. We introduced the {N}power customer loyalty program in fiscal year 2015. {N}power members receive digital coupons, discounted pricing on certain staple items (such as free-range eggs), personalized offers and other rewards, all by providing their phone number at the time of checkout. We believe the {N}power program has enhanced customer loyalty and increased customer traffic and engagement levels. In recent years, we have enhanced the {N}power program to simplify the accumulation of rewards for users and improve the customer loyalty program experience. During fiscal year 2022, we continued to enhance the personalization, frequency and range of our {N}power offerings and featured {N}power promotions highlighting affordable family meals. We implemented an email campaign to introduce {N}power members to a variety of our offerings and sponsored sweepstakes, purchase challenges and digital scavenger hunts for {N}power members to promote program membership and sales, with an emphasis on dietary supplement sales. We believe these steps helped to increase membership in the {N}power program during fiscal year 2022. We had approximately 1.8 million registered {N}power members as of September 30, 2022 compared to approximately 1.5 million {N}power members as of September 30, 2021.

Health Hotline. The Health Hotline is a four-color magazine that contains a mix of in-depth health and nutrition articles, along with a selection of popular sale items. The articles aim to be relevant, science-based and written to reflect the most recent research findings. During fiscal year 2022, we continued to enhance our Health Hotline magazine. The Health Hotline magazine was published 11 times during fiscal year 2022, and we expect comparable publication frequency during fiscal year 2023. The printed version of the Health Hotline magazine is mailed to subscribers and distributed in our stores. In addition, an electronic version of the Health Hotline magazine and a weekly electronic Health Hotline newsletter are distributed to subscribers via the internet. Generally, we negotiate with our suppliers for significantly lower costs on Health Hotline featured sale items, which in turn allows us to offer lower sale prices to our customers. Focused staff training at all locations occurs concurrently with the release of each Health Hotline to ensure that store staff are familiar with the content in each issue.

Special Promotions and Sponsorships During fiscal year 2022, we organized special promotions to coincide with certain calendar events, such as Resolution Reset Week in January, Earth Day in April, and on the 67th anniversary of the Company’s founding in August. We also organized month-long special promotions such as the “Body Care & Beauty Bonanza” in February, the “Rock the Grill” campaign during July, the “Organic Month” campaign during September, and the “Non-GMO Month” campaign in October. Our special promotions frequently include product discounts, sweepstakes, charitable fundraisers and nutrition education classes. During fiscal year 2022, we featured a number of events intended to promote sales to friends and family of our Crew members. We expect to continue offering similar special promotions and events in the future. During fiscal year 2022, we organized a number of charitable sponsorships, including collecting donations from customers on behalf of local food banks and an environmental non-profit organization. In addition, we donated 1% of all our sales on one day in February for Crew member appreciation month and one day during our 67th anniversary to our Natural Grocers Heroes in Aprons Fund.

Website and Social Media. We maintain www.naturalgrocers.com as our official Company website to host store information, sale and discount offers, educational materials, product and standards information, policies and contact forms, advocacy and news items and e-commerce capabilities. Our website is intended to be part of an overall enhanced branding strategy to more effectively communicate our brand’s unique and compelling attributes, including our founding principles. Our website features enhanced product and recipe search interfaces and improved functionality with mobile and tablet devices. We believe the continued growth of site visitors, page views and other metrics of our website activity indicates that our content is timely and informative to the communities we serve. Our website is interlinked with other online and social media outlets, including Facebook, Instagram, TikTok, Twitter, Pinterest and YouTube. During fiscal year 2022, we continued to increase our investment in paid and organic placements on platforms such as Facebook, Instagram, TikTok and YouTube, resulting in enhanced social media reach, and organized social media influencer campaigns in key markets. We expect to continue investing in digital engagement activities during fiscal year 2023.

Advertising. Our advertising activities in fiscal year 2022 included: (i) conducting television advertising campaigns; (ii) conducting radio advertising campaigns in support of new store openings and store relocations; (iii) conducting outdoor advertising campaigns; (iv) conducting targeted direct mail campaigns; (v) newspaper advertising; (vi) utilizing organic search, search engine marketing, search engine optimization and display advertisements to deliver more customer traffic to our website and stores; and (vii) investments in paid and organic placements on social media platforms.

Home Delivery Services. As of September 30, 2022, we offered online ordering and home delivery services at 161 of our stores in partnership with a third party.

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

Pre-Ordering of Holiday Turkeys. We offer an in-store and online process to pre-order organic and free-range turkeys for the Thanksgiving and Christmas holidays.

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

Trademarks and Other Intellectual Property

We believe that our intellectual property is important to the success of our business. We have received the registration of trademarks not only for Natural Grocers®, Vitamin Cottage® and Health Hotline® but also for our logo, Natural Grocers by Vitamin Cottage® and Vitamin Cottage Natural Grocers® for appropriate categories of trade. In addition, we have received the registration of service marks for EDAP – Every Day Affordable Price®, {N}power®, Organic Headquarters®, Organic Month Headquarters®, Organic Produce Headquarters®, Natural Grocers Cottage Wine and Craft Beer® and Resolution Reset Day® and registrations of trademarks for These Came First® and Natural Grocers Top 10 Nutrition Trends®. We do not own or license for use any patents, franchises or concessions that are material to our business. Our trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are properly maintained.

Information Technology Systems

We have made significant investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems. We use an ERP system with an integrated merchandise management, reporting and accounting system at all of our stores, as well as at our bulk food repackaging facility and distribution center and for corporate functions including accounting, reporting and purchasing. Our ERP system application support and hardware functions are outsourced, which allows us to focus on our core business. We also have an enterprise-wide HRIS, which has enabled us to more efficiently and effectively manage our human resources and payroll needs at all locations. In recent years, we have implemented a new point of sale system and a Company-wide scheduling system for our stores, deployed new handheld technology and VoIP telephony solutions at all our stores, and increasingly leveraged cloud technology in our information technology systems. We have also invested in upgrading communication circuits and refreshing network and security hardware and systems at all our stores and our corporate headquarters. We plan to continue investing in our information technology infrastructure with systems that scale with and add efficiencies to our operations as we continue to grow.

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

The Food Safety Modernization Act (the FSMA), enacted in 2011, amended the FDCA and significantly expanded food safety requirements and the FDA’s regulatory authority over food safety. The FSMA requires the FDA to impose comprehensive, prevention-based controls across the food supply chain, further regulates food products imported into the United States and provides the FDA with authority to enforce mandatory recalls. In addition, the FSMA requires the FDA to undertake numerous rulemakings and to issue numerous guidance documents, as well as reports, plans, standards, notices and other tasks. Further, even statutes and regulations that have been enacted or promulgated, such as nutritional labeling, are periodically reviewed and updated with new requirements. As a result, final implementation of the legislation remains ongoing.

The FDA also exercises broad jurisdiction over the labeling and promotion of cosmetics, food and dietary supplements. Labeling is a broad concept that, under most circumstances, extends even to product-related claims and representations made on a company’s website and printed or digital media. All foods, including dietary supplements, must bear labeling that provides consumers with specific information with respect to standards of product identity, net quantity/weight, nutrition or supplement facts labeling, ingredient statements, contact information for the manufacturer/packer/distributor, allergens, and certain other disclosures. Similarly, cosmetic products labeling must also contain certain information, including the nature and use of the product such as net quantity/weight, ingredient statements, and contact information for the manufacturer/packer/distributor. The FDA also regulates the use of claims made about these products, including structure/function claims (e.g., “calcium builds strong bones”), qualified health claims (e.g., "adequate calcium throughout life may reduce the risk of osteoporosis"), and nutrient content claims (e.g., “high in antioxidants”), and others. “Organic” claims, however, are primarily regulated by the USDA. Certain new food labeling requirements, primarily related to the Nutrition Facts Label, went into full effect on January 1, 2021.

Dietary Supplements. The FDA also has comprehensive authority to regulate the safety of dietary supplements, dietary ingredients, labeling and current good manufacturing practices. The Dietary Supplement Health and Education Act (DSHEA), enacted in 1994, greatly expanded the FDA’s regulatory authority over dietary supplements. Through DSHEA, dietary supplements became a separately regulated subcategory of food, and the FDA was empowered to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements, including quality control, record keeping, packaging and labeling. DSHEA also expressly permits dietary supplements to make label claims and promotional statements describing how a product affects the structure, function or general well-being of the body if adequate scientific evidence exists to substantiate the claim, although no statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, treat or prevent a disease, which are claims reserved for drug products that are regulated separately by the FDA. Recently, pharmaceutical industry participants have engaged in advocacy to compel the FDA to ban certain dietary supplements based on the Drug Exclusion Provision contained in DSHEA. The Drug Exclusion Provision states that a dietary supplement may not be marketed if a dietary supplement ingredient was an ingredient in a drug or the subject of a clinical investigation for drug use prior to the marketing of the supplement. The FDA has taken certain steps to exclude certain dietary supplements under this provision. If the FDA increases enforcement of the Drug Exclusion Provision, certain of the dietary supplements we sell may no longer be available.

FDA Enforcement. The FDA has broad authority to enforce the provisions of the FDCA applicable to the safety, labeling, manufacturing, transport and promotion of cosmetics, foods and dietary supplements, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention of food, request or order a recall of illegal food products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution. Pursuant to the FSMA, the FDA also has the power to deny the import of any food or dietary supplement from a foreign supplier that is not appropriately verified as being compliant with all FDA laws and regulations. Moreover, the FDA has the authority to administratively suspend the registration of any facility that produces or processes food, including supplements, that it deems to present a reasonable probability of causing serious adverse health consequences. In the past few years, the FDA has commenced enforcement actions against dietary supplement companies by issuing warning letters regarding products that make impermissible claims related to treatments and cures for various diseases.

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

Segment Information

We have one reporting segment, natural and organic retail stores, through which we conduct all of our business. Please see the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2022, set forth in Part IV of this Form 10-K, for financial information regarding this segment.

Available Information

Our website is located at www.naturalgrocers.com. We make our periodic reports and other information filed with or furnished to the SEC available, free of charge, through our website as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. In addition, our Corporate Governance Guidelines, the charters for our Audit Committee and Compensation Committee, and our Code of Ethics are publicly available on our website at www.naturalgrocers.com on the “Investors” page, under Corporate Governance – Governance Documents” section, and we will post any amendments to, or waivers from, a provision of this Code of Ethics on our website at the address and location specified above. A printed copy of this information is also available without charge by sending a written request to Corporate Secretary, Natural Grocers by Vitamin Cottage, Inc., 12612 West Alameda Parkway, Lakewood, CO 80228. The SEC also maintains a website that contains our reports and other information at www.sec.gov. Information on our website or any other website is not incorporated by reference into this Form 10-K.

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

Risks related to our business and operations

•	We may not be successful in our efforts to grow profitably;

•	If we are unable to successfully identify market trends and react to changing consumer preferences in a timely manner, our sales may decrease;

•	Our store sales growth and quarterly financial performance may fluctuate for a variety of reasons;

•

Adverse economic conditions and political instability could adversely affect our business, results of operations and financial condition and could negatively impact our ability to execute our growth strategy;

•	Inflation or deflation could adversely affect our business;

•	The COVID-19 pandemic has impacted our operations and this or other potential future pandemics could materially impact our business, results of operations and financial condition;

•	We may be unable to compete effectively in our markets, which are highly competitive;

•	An inability to maintain or increase our operating margins could adversely affect our results of operations;

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

We may not be successful in our efforts to grow profitably.

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

During fiscal years 2022 and 2021, we opened three new stores each year. We plan to open four to six new stores and relocate one to two existing stores in fiscal year 2023. We expect our rate of new store unit growth in the foreseeable future to be dependent on economic and business conditions and other factors, including construction permitting and the availability of construction materials and equipment. Delays or failures in opening new stores, or achieving lower than expected sales in new stores, could materially and adversely affect our growth. Our plans for continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ and may require us to upgrade our management information system and our distribution infrastructure. We currently operate a single bulk food repackaging facility and distribution center, which houses our bulk food repackaging operation. In order to support our recent and expected future growth and to maintain the efficient operation of our business, we may need to add additional capacity in the future. These increased demands and operating complexities could cause us to operate our business less efficiently, which could materially and adversely affect our operations, financial performance and future growth.

We may not be able to open new stores on schedule or operate them successfully. Our ability to successfully open new stores depends upon a number of factors, including our ability to select suitable sites for our new store locations; to negotiate and execute leases on acceptable terms; to coordinate the contracting work on our new stores; to identify, recruit and train store managers, NHCs and other staff; to secure and manage the inventory necessary for the launch and successful operation of our new stores; and to effectively promote and market our new stores. Additionally, our new store openings may not be successful or reach the sales and profitability levels of our existing stores. Although we target particular levels of cash-on-cash returns and capital investment for each of our new stores, new stores may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all new stores. New stores build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our existing stores. As a result, new store openings may negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution to overall profitability during the initial period following opening.

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

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding healthy lifestyles, dietary preferences, convenient meal options, natural and organic products, dietary supplements, ingredient transparency and sustainability and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, scientific research or findings regarding the benefits or efficacy of these products, reduced or changed consumer choices and the cost or sustainability of these products. Our store offerings are comprised of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings, including as a result of, among other things, higher retail prices for our products due to inflation, or reductions or changes in our offerings, could have a material adverse effect on our business. Additionally, negative publicity regarding the safety of natural and organic products or dietary supplements, or new or upgraded regulatory standards, may adversely affect demand for the products we sell and could result in lower customer traffic, sales and results of operations.

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

Our store sales growth and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our store sales growth and quarterly financial performance, including:

●	changes in our merchandising strategy or product mix;

●	the performance of our newer and remodeled stores;

●	the effectiveness of our inventory management;

●	the timing and concentration of new store openings, and the related additional human resource requirements and pre-opening and other start-up costs;

●	slowing in the natural and organic retail sector;

●	the cannibalization of existing store sales by our new store openings;

●	levels of pre-opening expenses associated with new stores;

●	the timing and effectiveness of our marketing activities;

●	consumer preferences, buying trends and spending levels;

●	food and commodity price inflation or deflation;

●	the number and dollar amount of customer transactions in our stores;

●	seasonal fluctuations due to weather conditions and extreme weather-related disruptions;

●	our ability to generate new and repeat visits to our stores and adequate levels of customer engagement;

●	actions by our existing or new competitors, including pricing changes and delivery and fulfillment options;

●	regulatory changes affecting availability and marketability of products;

●	supply shortages or other operational disruptions;

●	general United States economic conditions and, in particular, the retail sales environment;

●	executive, legislative or regulatory actions that restrict or limit our access to foreign-sourced goods; and

●	the impact of global health pandemics on our operations and the U.S. economy.

Accordingly, our results for any one fiscal year or quarter are not necessarily indicative of the results to be expected for any other year or quarter. Our comparable store sales during any particular future period may decrease. In the event of any future decrease, the price of our common stock could decline. For more information on our results of operations for fiscal years 2022 and 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Economic conditions and consumer spending may also be adversely impacted by political instability. The outbreak or escalation of war, the occurrence of terrorist acts or other hostilities in or affecting the United States, or concerns regarding epidemics in the United States or in international markets could also lead to a decrease in spending by consumers or may cause our customers to avoid visiting our stores. In particular, the ongoing military conflict between Ukraine and Russia has disrupted commodity markets, including for energy and agricultural products, and is contributing to global supply chain disruption and inflation. We expect continued volatility with respect to these trends while the Ukraine conflict is ongoing. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new customers and to provide products that appeal to customers at prices they are willing and able to pay. Prolonged unfavorable economic conditions or political instability may have an adverse effect on our sales and profitability.

Inflation or deflation could adversely affect our business.

Our financial performance could be adversely impacted by relative rates of inflation or deflation, which are subject to market conditions. Inflationary or deflationary pressures on the products we sell could impact our net sales and earnings. If the cost of goods changes as a result of inflation or deflation, we may be unable to adjust our retail prices accordingly, which could adversely impact our sales or earnings. During fiscal year 2022, we experienced levels of inflation that are higher than we have experienced in recent years, resulting in part from various supply disruptions, the ongoing military conflict between Ukraine and Russia, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, and other disruptions caused by the COVID‐19 pandemic and the uncertain economic environment. While we have been able to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future. Additionally, commodities used in many of our products, including our Natural Grocers brand products, can be subject to availability constraints and price volatility caused by weather, supply conditions, political instability, government regulations, tariffs, energy prices and general economic conditions and other unpredictable factors. Changes in food and commodity prices could also negatively impact our sales and earnings if our competitors react more aggressively. Additionally, the cost of construction materials we use to build and remodel our stores is also subject to price volatility based on market and economic conditions. Higher construction material prices could increase the capital expenditures needed to construct a new store or remodel an existing store and, as a result, could increase the investment required and our rent obligations.

The COVID-19 pandemic has impacted our operations and this or other potential future pandemics could materially impact our business, results of operations and financial condition.

The COVID-19 pandemic and the resulting government mandates have had a significant impact on our operations. Although our operations have generally stabilized since the onset of the COVID-19 pandemic, many factors and uncertainties remain. In the event there is a widespread regional, national or global health epidemic or pandemic, including future outbreaks of COVID-19 variants, our business could be severely impacted. The COVID-19 pandemic negatively impacted the economy, disrupted consumer behaviors and supply chains, and created volatility in the financial markets. We experienced increased levels of net sales and average transaction size from time to time during the COVID-19 pandemic as customers adjusted to the COVID-19 pandemic by consuming more food at home and consolidating shopping trips. There can be no assurance we would experience these trends in the event of a health epidemic or pandemic in the future, including future outbreaks of COVID-19 variants. Although the potential effects that COVID-19 may continue to have on us, or that global health pandemics unrelated to COVID-19 may have in the future, are not clear, such impacts could materially adversely affect our business, financial condition and results of operations.

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

We may be subject to product recalls, withdrawals or seizures if any of the products we sell is believed to cause injury or illness or if we are alleged to have violated governmental regulations in the labeling, promotion, sale or distribution of any such products. A significant recall, withdrawal or seizure of any of the products we sell may require significant management attention, could result in substantial and unexpected costs and may adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of the products we sell may adversely affect consumer confidence in our brands and thus decrease consumer demand for the products we sell. We rely on our suppliers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our suppliers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in the products we sell. In addition, the failure of those products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations.

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

UNFI is our single largest third-party supplier, accounting for approximately 67% of our total purchases in fiscal year 2022. In fiscal year 2016, we extended our long-term relationship with UNFI as our primary supplier of grocery products through May 31, 2021, subject to automatic renewals thereafter for successive one-year periods unless otherwise terminated by either party. In May 2018, we entered into an amendment to our agreement with UNFI pursuant to which we appointed Albert’s Organics, a wholly owned subsidiary of UNFI, as our primary supplier of organic produce products for the majority of our stores. While we are exploring a longer-term extension of our relationship with UNFI beyond the expiration of the current annual auto renewal term on May 31, 2023, if our distribution agreement with UNFI were terminated or not renewed, we may be unable to establish alternative distribution channels on reasonable terms or at all. Due to this concentration of purchases from a single third-party supplier, the cancellation or non-renewal of our distribution agreement with UNFI, or the disruption, delay or inability of UNFI to deliver product to our stores, could materially and adversely affect our business, financial condition and results of operations. In addition, if UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, that supplier’s operations may be disrupted, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Adverse weather conditions and natural disasters could impact customer traffic at our stores, make it more difficult to fully staff our stores and, in more severe cases, such as hurricanes, earthquakes, floods, droughts, tornadoes or blizzards, eliminate the availability, or significantly increase the cost, of the products we sell, reduce or eliminate our ability to deliver supplies to the affected stores and cause closures of the affected stores, sometimes for prolonged periods of time. In addition, climate change could reduce or eliminate the availability, or significantly increase the cost, of the products we sell at our stores. The increasing frequency and unpredictability of adverse weather conditions may result in decreased customer traffic, less accurate year-to-year comparisons in sales, supply disruptions and other factors affecting our financial performance. The response of federal, state and local governmental bodies and agencies to climate change through regulations, mandates, reporting and disclosure requirements, taxes or levies could materially increase our cost to operate, obtain products at a reasonable price or build and operate our store facilities, resulting in a material adverse effect on our financial results. Any of these situations could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2022, we had primary store concentration in Colorado and Texas, operating 43 stores and 25 stores in those states, respectively. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenue and profitability. These factors include, among other things, changes in demographics, population, competition, consumer preferences, wage increases, new or revised laws or regulations, fires, floods or other natural disasters in these regions. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our business, financial condition and results of operations.

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

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. The loss of any member of our senior management team, particularly Kemper Isely or Zephyr Isely, our Co-Presidents since 1998, or Heather Isely or Elizabeth Isely, our Executive Vice Presidents since 1998, could have a material adverse effect on our ability to operate our business, financial condition and results of operations, unless, and until, we are able to find a qualified replacement. Furthermore, our ability to manage our new store growth will require us to attract, motivate and retain qualified managers, NHCs and store employees who understand and appreciate our culture and are able to represent our brand effectively in our stores. Competition for such personnel is intense, and we may be unable to attract, assimilate and retain the personnel required to grow and operate our business profitably. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, including unemployment benefits. The current labor market has impacted our ability to retain and attract store Crew members and we continue to be challenged by labor shortages broadly impacting the retail industry. If we are unable to offer competitive wages, it may be more difficult for us to identify, hire and retain qualified personnel or the quality of our workforce could decline, causing customer service to be adversely impacted.

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

Changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions could increase our expenses, which could have an adverse impact on our profitability, or decrease the number of employees we are able to employ, which could reduce customer service levels and therefore adversely impact sales. During fiscal year 2022, we invested in increased wages for our store Crew members and may be required to do so in the future.

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

While all of our Crew members are currently non-union, our Crew members may attempt to organize and join a union. In recent years, the United Food and Commercial Workers Union has sought unsuccessfully to organize workers at certain of our stores. We could face union organizing activities at other locations. The unionization of all or a portion of our workforce could result in work slowdowns, could increase our overall costs and reduce the efficiency of our operations at the affected locations, could adversely affect our flexibility to run our business competitively, and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Future events could result in impairment of long-lived assets, which may result in charges that adversely affect our results of operations and capitalization.

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our impairment evaluations require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. During fiscal year 2022, we recognized long-lived asset impairment charges of $2.9 million. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future cash flows of an asset group, which may adversely affect our results of operations and capitalization.

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

In addition, our lease costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all, and may not be able to find replacement locations that will provide for the same success as current store locations. Of the current leases for our stores, three expire in fiscal year 2023, five expire in fiscal year 2024, twelve expire in fiscal year 2025, fifteen expire in fiscal year 2026, ten expire in fiscal year 2027 and the remainder expire between fiscal years 2028 and 2062.

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

In recent years, we have implemented numerous additional security protocols in order to further enhance security, including the installation of EMV, or chip and PIN, and point-to-point encryption on our point-of-sale terminals at all our stores. However, there can be no assurance that data security breaches will not occur in the future, or that any such data security breach will be detected in a timely manner.

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

We believe that our trademarks or service marks, trade dress, copyrights, trade secrets, know-how and similar intellectual property are important to our success. In particular, we believe that the Natural Grocers name is important to our business, as well as to the implementation of our growth strategy. Our principal intellectual property rights include registered marks on Natural Grocers®, Vitamin Cottage®, Health Hotline®, Natural Grocers by Vitamin Cottage®, Vitamin Cottage Natural Grocers®, EDAP - Every Day Affordable Price®, {N}power®, Organic Headquarters®, Organic Month Headquarters®, Organic Produce Headquarters®, Natural Grocers Cottage Wine and Craft Beer®, Resolution Reset Day®, These Came First® and Natural Grocers Top 10 Nutrition Trends®, common law intellectual property rights in certain other marks used in our business, copyrights of our website content, rights to our domain names, including www.naturalgrocers.com and www.vitamincottage.com, and trade secrets and know-how with respect to our product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark or service mark and copyright law, trade secret protection and confidentiality agreements with our Crew members and certain of our consultants, suppliers and others to protect our proprietary rights. If we are unable to defend or protect or preserve the value of our trademarks or service marks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

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

We utilize natural gas, water, sewer and electricity in our stores and use gasoline and diesel in our trucks that deliver products to our stores. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply or an anticipation of any such events will increase the costs of operating our stores. The ongoing military conflict between Ukraine and Russia has disrupted energy markets, resulting in increased fuel costs. During fiscal year 2022, our shipping costs increased due to higher fuel and freight prices, and these costs may continue to increase. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase which could impact our profitability, financial condition and results of operations.

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

If we or our third-party suppliers, including suppliers of our Natural Grocers brand private label products, fail to comply with applicable regulatory requirements or to meet our quality specifications, we could be required to take costly corrective action and our reputation could suffer. We do not own or operate any manufacturing facilities, except for our bulk food repackaging facility and distribution center discussed below, and therefore depend upon independent third-party vendors to produce our private label branded products, such as vitamins, minerals, dietary supplements, body care products, food products and bottled water. Third-party suppliers may not maintain adequate controls, including USDA and FDA mandated good manufacturing practices, with respect to product specifications and quality. Such suppliers may be unable to produce products on a timely basis or in a manner consistent with regulatory requirements. We depend upon our bulk food repackaging facility and distribution center for the majority of our private label bulk food products. We may also be unable to maintain adequate product specification and quality controls at our bulk food repackaging facility and distribution center or produce products on a timely basis and in a manner consistent with regulatory requirements. In addition, we may be required to find new third-party suppliers of our private label products or to find third-party suppliers to source our bulk foods. There can be no assurance that we would be successful in finding such third-party suppliers that meet our quality guidelines.

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

Dietary Supplement Risks. Our sale of dietary supplements is subject to the FDA’s comprehensive regulatory authority under the FDCA, as amended by DSHEA. DSHEA greatly expanded the FDA’s regulatory authority over dietary supplements and empowered the FDA to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements, including quality control, packaging and labeling. Under DSHEA, no dietary supplement may bear a statement that expressly or implicitly represents that such supplement will diagnose, cure, treat or prevent a disease. If these laws and regulations were violated by our management, Crew members, suppliers, distributors or vendors, we could be subject to regulatory enforcement action, public warning letters, product recalls, fines, penalties and sanctions, including injunctions against the future shipment and sale of products, seizure and confiscation of products, prohibition on the operation of our stores, restitution and disgorgement of profits, operating restrictions and even criminal prosecution in some circumstances. In addition, other public and private actors are increasingly targeting dietary supplement retailers and manufacturers with class action lawsuits for selling products that allegedly fail to adhere to the requirements of FDCA, DSHEA, and other federal and state statutes and requirements, including for failing to adhere to current good manufacturing practices, making false or misleading product statements, providing inaccurate ingredient identity and potency, and failing to control or disclose allergens, contaminants, residues and adulterants, as well as for state common and statutory laws regarding deceptive trade practices.

In addition, DSHEA differentiates between old dietary ingredients, or ODIs (i.e., those ingredients present in the food supply prior to October 15, 1994, which require no pre-market notification to the FDA), and new dietary ingredients, or NDIs (i.e., those ingredients not proven to be present in the food supply prior to October 15, 1994, which do require pre-market notification to the FDA). The FDA has not yet issued final guidance regarding the identification of an NDI or the evidence needed to document a NDI’s safety, but when it does such guidance may increase the cost of compliance in establishing the identity and safety of a NDI. In addition, the FDA has not yet promulgated a definitive list of ODIs, but if it does, such a list of ODIs could disrupt the supply of any dietary supplements made from ingredients that are currently believed to pre-date DSHEA but are not ultimately classified as an ODI. Accordingly, changes in dietary supplement regulation could also materially adversely affect the cost and availability of the dietary supplement products that we sell.

In May of 2022, the FDA issued a Draft Policy Regarding Certain New Dietary Ingredients and Dietary Supplements Subject to the Requirement for Pre-market Notification: Guidance for Industry, which states that the FDA will exercise enforcement discretion for dietary supplements that contain NDIs for which pre-market notification was not given. The Draft Policy provides that the FDA will exercise “enforcement discretion” on dietary supplements containing NDIs marketed before May 20, 2022, for which no notice was given for a period of 180 days following publication of the final policy in the Federal Register. This Policy reflects the FDA’s intent to begin more robust enforcement of the pre-market notification requirements for NDIs, which could result in the removal of certain dietary supplement products that we sell. Currently, there are bills pending in the U.S. House of Representatives and the U.S. Senate that would require the mandatory listing of all dietary supplements with the FDA. While the House and Senate legislation differs in some respects, in general the proposed statutes would require dietary supplement companies to list their products with the FDA and identify each product’s proprietary name and statement of identity, provide a list of ingredients in the product, and submit the product’s label. The proposed statute would not require pre-market approval by the FDA, but the mandatory listing and particularly the mandatory provision of ingredient lists could result in the FDA taking enforcement action against dietary supplement companies. Passage of either of these bills could result in removal of certain dietary supplements we sell.

Advertising and Products Claims Risks. We could also be the target of claims relating to false or deceptive advertising in connection with the marketing and advertising of the products we sell, including under the auspices of the FTC, the consumer protection statutes of some states as well as certain non-government watchdog groups and class action law firms. In addition, the FDA has aggressively enforced its regulations with respect to structure/function claims (e.g., “calcium builds strong bones”), health claims (e.g., "adequate calcium throughout life may reduce the risk of osteoporosis"), nutrient content claims (e.g., “high in antioxidants”) and other claims that impermissibly suggest therapeutic benefits for certain foods or food components. In addition, the number of private consumer class actions relating to false or deceptive advertising against cosmetic, food, beverage and nutritional supplement manufacturers has increased in recent years. These events could interrupt the marketing and sales of products in our stores, including our private label products, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Organic and Non-GMO Claims. We are also subject to the requirements of the USDA’s National Organic Program (NOP), which establishes federal standards for organically produced agricultural products. The NOP regulations assure our customers that products with the “USDA Organic” seal meet consistent and uniform standards. The failure of one or more of our suppliers to comply with the NOP regulations could cause a disruption in the supply of our product offerings. In addition, the USDA has recently set forth final rules on the labeling of food produced with bioengineering called the National Bioengineered Food Disclosure Standard. Voluntary compliance with these rules began in January 2020 and the deadline for mandatory compliance was January 1, 2022. The Agricultural Marketing Service (AMS) of the USDA authorizes AMS to enforce compliance with the standard through records audits and examinations, hearings, and public disclosure of the summary of the results of audits, examinations, and similar activities. Public disclosure of our suppliers’ violations of the National Bioengineered Food Disclosure Standard could result in a loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims.

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

The Agricultural Improvement Act of 2018 (the 2018 Farm Bill) legalized the cultivation, processing and sale of “industrial hemp” (i.e., cannabis containing no more than 0.3% tetrahydrocannabinol, or THC). Industrial hemp contains CBD, a non-psychoactive compound. Despite the provisions of the 2018 Farm Bill and subsequent U.S. Department of Agriculture rules, uncertainty exists concerning the legal and regulatory status of finished products containing CBD. The FDA prohibits the inclusion of CBD in the food supply and dietary supplements even if they are derived from industrial hemp on the basis that CBD is an active ingredient in FDA-approved drugs, and, therefore, its addition to foods and dietary supplements is unlawful under the federal Food, Drug, and Cosmetic Act (the FDCA). The FDA has yet to establish a regulatory framework for the manufacture and sale of products containing CBD, and has sent warning letters, sometimes in concert with the Federal Trade Commission (FTC), to certain CBD manufacturers that are alleged to have marketed their products in violation of the FDCA. The warning letters focus on allegations that the CBD manufacturers have marketed the products through unsubstantiated health claims. The FDA also announced that it cannot conclude based on current published studies that CBD is generally recognized as safe (GRAS) for use in human and animal food products. Food and beverage products, including nutritional supplements, which contain non-GRAS ingredients are considered to be adulterated under the FDCA. In addition, certain state and local governments have taken action to restrict or prohibit the sale of products containing CBD. Further, class action lawsuits have been filed against certain CBD manufacturers alleging that their products are misbranded, mislabeled and falsely advertised under state consumer protection laws.

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

Our reputation could also suffer from real or perceived issues involving the labeling or marketing of the products we sell. Products that we sell may carry claims as to the origin, purity, potency, and identify of ingredients, and claims regarding efficacy or health benefits, one example is the use of the term “natural.” Although the FDA and USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single United States government-regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA and state attorneys general have taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components. Another example is products not made from animal ingredients but identified on their labels as “meat” or “milk” or similar terms may also be subject to current state regulatory constraints and new regulatory constraints or legal challenges regarding the accuracy and legality of these terms. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying the products we sell. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims could be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have a material adverse effect on our business, financial condition and results of operations.

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

We believe our ability to profitably operate our business depends, in part, upon our access to natural and organic products and dietary supplements. We attempt to protect our interest in this access through ongoing and proactive political advocacy campaigns, including participation in education programs, petitions, letter writing, phone calls, policy conferences, advisory boards, industry groups, public commentary and meetings with trade groups, office holders and regulators. We may publicly ally with and support trade groups, political candidates, government officials and regulators who support a particular policy we consider important to our business and are aligned with our principles regarding access to natural and organic products and dietary supplements. We may, from time to time, publicly oppose other trade groups, candidates, officeholders and regulators whose point of view we believe will harm our business or impede access to nutritious food and dietary supplements. In some cases, we may lose customers and sales because our political advocacy activities are perceived to be contrary to those customers’ points of view, political affiliations, political beliefs or voting preferences.

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

As of September 30, 2022, we had no outstanding indebtedness under our Revolving Facility and $15.7 million of outstanding indebtedness under our Term Loan Facility. We may incur additional indebtedness in the future, including borrowings under our Credit Facility. Satisfying our debt repayment obligations may require us to divert funds identified for other purposes and could impair our liquidity position. Our inability to generate sufficient cash flow to satisfy our debt service obligations could have important consequences, including:

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

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of our common stock. Our Board subsequently extended the share repurchase program – most recently in May 2022 – and the program will terminate (unless further extended) on May 31, 2024. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Credit Facility. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million. Such borrowings will reduce the amount of capital available under our Credit Facility for other purposes, including our working capital needs, capital expenditures and funding the execution of our growth strategy. Repurchases under the share repurchase program may therefore adversely affect our liquidity, which in turn could impact our profitability, financial condition and results of operations. In addition, repurchases under the share repurchase program will reduce the number of shares of our common stock available for purchase and sale in the public market, which could affect the market price of our common stock. Furthermore, the Inflation Reduction Act of 2022, which was signed into law in August 2022, imposes a non-deductible 1% excise tax on the fair market value of stock repurchases after December 31, 2022 that exceed $1.0 million in a taxable year, which may impact the tax efficiency of our share repurchase program.

General risks related to our common stock

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

We paid a quarterly cash dividend of $0.10 and $0.07 per share of common stock during each quarter of fiscal years 2022 and 2021, respectively. We paid a special cash dividend of $2.00 per share in December 2020. On November 16, 2022, our Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on December 14, 2022 to stockholders of record as of the close of business on November 28, 2022. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board and will depend on many factors, including our available cash, working capital, financial condition, earnings, results of operations and capital requirements; the covenants in our credit agreement; applicable law; and other business considerations that our Board considers relevant. A reduction in the amount of cash dividends on our common stock, the suspension of those dividends or a failure to meet market expectations regarding our dividends could have a material adverse effect on the market price of our common stock. If we do not pay cash dividends on our common stock in the future, realization of a gain on an investment in our common stock will depend entirely on the appreciation of the price of our common stock, which may not occur.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, our common stock price could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. Two analysts currently cover our stock. If one or more analysts cease to cover our Company or fail to publish reports on us regularly, we may lose visibility in the financial markets, which could cause our stock price or trading volume to decline. Moreover, if one or more analysts who cover our Company downgrade our common stock, or if our operating results do not meet their expectations, our common stock price could decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of September 30, 2022, we had 164 stores located in 21 states, as shown in the following chart:

State	Number of Stores
Arizona	12
Arkansas	3
Colorado	43
Idaho	4
Iowa	6
Kansas	8
Louisiana	1
Minnesota	1
Missouri	7
Montana	4
Nebraska	3
Nevada	3
New Mexico	6
North Dakota	3
Oklahoma	6
Oregon	14
South Dakota	1
Texas	25
Utah	8
Washington	4
Wyoming	2

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

As of September 30, 2022, we owned buildings in which twelve of our stores are located. Seven of those buildings are located on land that is leased pursuant to a ground lease; the remaining five stores are on land owned by the Company. Lease terms typically range between 10 and 20 years, with additional renewal options. Of the current leases for our stores, three expire in fiscal year 2023, five expire in fiscal year 2024, twelve expire in fiscal year 2025, fifteen expire in fiscal year 2026, ten expire in fiscal year 2027 and the remainder expire between fiscal years 2028 and 2062. We expect that we will be able to renegotiate these leases or relocate these stores as necessary.

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

Holders of Record

As of December 5, 2022, there were 189 holders of record of our common stock, and the closing price of our common stock was $9.75.

Dividend Policy

We paid a quarterly cash dividend of $0.10 and $0.07 per share of common stock during each quarter of fiscal years 2022 and 2021, respectively. We paid a special cash dividend of $2.00 per share in December 2020. On November 16, 2022, our Board approved a quarterly cash dividend of $0.10 per share, which will be paid on December 14, 2022 to stockholders of record as of the close of business on November 28, 2022. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board and will depend on many factors, including our available cash, working capital, financial condition, earnings, results of operations and capital requirements; the covenants in our credit agreement; applicable law; and other business considerations that our Board considers relevant. Subject to these factors, we currently expect to continue to pay comparable quarterly cash dividends. See “We may not be able to continue paying dividends on our common stock” under “Item 1A. Risk Factors.”

Use of Proceeds From Registered Securities

None.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock between June 30, 2022 and September 30, 2022.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, dietary supplements and body care products that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of September 30, 2022, we operated 164 stores in 21 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The size of our stores range from approximately 7,000 to 16,000 selling square feet. For the year ended September 30, 2022, our new stores averaged approximately 10,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2022, we increased our store count at a compound annual growth rate of 3.2%. In fiscal year 2022, we opened three new stores, relocated/remodeled two existing stores and closed one store. We plan to open four to six new stores and relocate/remodel one to two stores in fiscal year 2023. As of the date of this report, we have signed leases or acquired property for an additional five new stores and five relocations/remodels that we plan to open in fiscal years 2023 and beyond. Between October 1, 2022 and the date of this Form 10-K, we did not open or relocate/remodel any stores.

Performance Highlights

Key highlights of our recent performance are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $1,089.6 million for the year ended September 30, 2022, an increase of $34.1 million, or 3.2%, compared to net sales of $1,055.5 million for the year ended September 30, 2021.

●	Daily average comparable store sales. Daily average comparable store sales for the year ended September 30, 2022 increased 2.6% from the year ended September 30, 2021.

●	Net income. Net income was $21.4 million for the year ended September 30, 2022, an increase of $0.8 million, or 3.8%, compared to net income of $20.6 million for the year ended September 30, 2021.

●

EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $58.1 million for the year ended September 30, 2022, an increase of $0.1 million, or 0.2%, compared to EBITDA of $58.0 million for the year ended September 30, 2021. EBITDA is not a measure of financial performance under generally accepted accounting principles in the United State of America (GAAP). Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $62.2 million for the year ended September 30, 2022, an increase of $1.9 million, or 3.1%, compared to Adjusted EBITDA of $60.3 million for the year ended September 30, 2021. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of September 30, 2022, cash and cash equivalents was $12.0 million, and there was $48.9 million available for borrowing under our Revolving Facility, net of undrawn, issued and outstanding letters of credit of $1.1 million.

●

New store growth. We opened 26 new stores between the beginning of fiscal year 2018 and the end of fiscal year 2022, with 164 stores open as of September 30, 2022. We opened three new stores in fiscal year 2022. We plan to open a total of four to six new stores in fiscal year 2023, which would result in an annual new store growth rate of between 2.4% and 3.7% for fiscal year 2023.

●

Store Relocations and Remodels. We relocated/remodeled 16 stores between the beginning of fiscal year 2018 and the end of fiscal year 2022. We relocated/remodeled two existing stores in fiscal year 2022.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends and political environment. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, levels of disposable consumer income, consumer debt, interest rates, inflation or deflation, periods of recession and growth, the price of commodities, the political environment and consumer confidence. Furthermore, our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, including unemployment benefits. During fiscal year 2022, a number of macroeconomic and global trends impacted our business. The current labor market has impacted our ability to retain and attract store Crew members and we continue to be challenged by labor shortages broadly impacting the retail industry. During fiscal year 2022, we invested in increased wages for our store Crew members and may be required to do so in the future. As a result of current global supply chain issues, partially attributable to the COVID-19 pandemic and the war in Ukraine, we have on occasion experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain, although certain products may be in relatively short supply or unavailable from time to time.

During fiscal year 2022, the costs of certain goods we sell were impacted by levels of inflation higher than we have experienced in recent years, resulting in part from supply disruptions, the military conflict between Ukraine and Russia, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, disruptions caused by the COVID‐19 pandemic and the uncertain economic environment. In the aggregate, management estimates that the Company experienced annual cost inflation of approximately 5% in fiscal year 2022 and approximately 7% in the fourth quarter of fiscal year 2022. Cost inflation estimates are based on individual like items sold during the periods being compared. The impact of inflation on our sales and profitability is influenced in part by our ability to adjust our retail prices accordingly. While we have been able to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future.

●

Opportunities in the growing natural and organic grocery and dietary supplements industry. Our industry, which includes organic and natural foods and dietary supplements, continues to experience growth driven primarily by increased public interest in health and nutrition. Capitalizing on this opportunity, we continue to open new stores and enter new markets. We expect the rate of new store unit growth in the foreseeable future to be dependent upon economic and business conditions and other factors, including construction permitting and the availability of construction materials and equipment.

●

Competition. The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Competition in the grocery industry is likely to intensify, and shopping dynamics may shift, as a result of, among other things, industry consolidation, expansion by existing competitors, and the increasing availability of grocery ordering, pick-up, and delivery options. In particular, the proposed merger of The Kroger Co. and Albertsons Companies, Inc., if consummated, would create a larger conventional supermarket retailer that could alter the competitive landscape of the grocery industry and adversely impact our ability to compete. These businesses compete with us on the basis of price, selection, quality, customer service, convenience, location, store format, shopping experience, ease of ordering and delivery or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We also face internally generated competition when we open new stores in markets we already serve. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutrition education, differentiate us in the industry and provide a competitive advantage.

●

Consumer preferences. Our performance is also impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, changing consumer choices and the cost of these products. A change in consumer preferences away from our offerings, including those resulting from higher retail prices for our products due to inflation, or reductions or changes in our offerings, could have a material adverse effect on our business. Additionally, negative publicity regarding the safety of dietary supplements, product recalls or new or stricter regulatory standards may adversely affect demand for the products we sell and could result in lower consumer traffic, sales and results of operations.

Outlook

We believe there are several key factors that have contributed to our success and will enable us to increase our comparable store sales and continue to profitably expand. These factors include a loyal customer base, increasing basket size, growing consumer interest in nutrition and wellness, a differentiated shopping experience that focuses on customer service, nutrition education, a convenient, clean and shopper-friendly retail environment, and our focus on high quality, affordable natural and organic groceries, dietary supplements and body care products.

We expect the rate of new store unit growth in the foreseeable future to be dependent upon economic and business conditions and other factors, including construction permitting and the availability of construction materials and equipment. Over the long term, we believe there are opportunities for us to continue to expand our store base, expand profitability and increase comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industries and regional and general economic conditions, including inflationary or recessionary trends. In the future, we believe there are opportunities for increased leverage of costs and increased economies of scale in sourcing products. However, due to the fixed nature of certain of our costs (in particular, our rent obligations and related occupancy costs), our ability to leverage costs may be limited.

Our operating results may be affected by the above-described factors as well as a variety of other internal and external factors and trends that are described more fully in Item 1A - “Risk Factors” in this Form 10-K.

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink expense, third-party delivery fees and store occupancy costs. Store occupancy costs include rent, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility. The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors, and, as a result, our cost of goods sold and occupancy costs data included in this Form 10-K may not be identical to those of our competitors and may not be comparable to similar data made available by our competitors. Occupancy costs as a percentage of net sales typically decrease as new stores mature and sales increase. Rent payments for leases classified as finance lease obligations are not recorded in cost of goods sold and occupancy costs. Rather, these rent payments are recognized as a reduction of the related obligations and as interest expense.

Gross profit and gross margin

Gross profit is equal to our net sales less our cost of goods sold and occupancy costs. Gross margin is gross profit as a percentage of net sales. Gross margin is impacted by changes in retail prices, product costs, occupancy costs and the mix of products sold, as well as the rate at which we open new stores.

Store expenses

Store expenses consist of store-level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on land improvements, leasehold improvements, fixtures and equipment and technology. Depreciation expenses on the right-of-use assets related to the finance leases of the stores are also considered store expenses. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations, as well as store closing costs. Store expenses also include long-lived asset impairment charges. The majority of store expenses consist of labor-related expenses, which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of net sales tend to be higher at new stores compared to comparable stores, as new stores require a minimum level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of net sales typically decrease.

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

Income tax expense

Income taxes are accounted for in accordance with the provisions of Income Taxes (ASC 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. Income tax expense also includes excess tax benefits and deficiencies related to the vesting of restricted stock units.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Year ended September 30,
	2022	2021	2020
Statements of Income Data:*
Net sales	100.0%	100.0	100.0
Cost of goods sold and occupancy costs	72.0	72.3	72.7
Gross profit	28.0	27.7	27.3
Store expenses	22.2	22.2	21.9
Administrative expenses	2.9	2.7	2.6
Pre-opening expenses	0.1	0.1	0.1
Operating income	2.8	2.7	2.7
Interest expense, net	(0.2)	(0.2)	(0.2)
Income before income taxes	2.5	2.5	2.5
Provision for income taxes	(0.6)	(0.5)	(0.5)
Net income	2.0%	1.9	1.9

 __________________________

*Figures may not sum due to rounding.

Other Operating Data (Unaudited):
Number of stores at end of period	164	162	159
Store unit count increase period over period	1.2%	1.9	3.9
Change in daily average comparable store sales	2.6%	0.7	12.0
Number of new stores opened during the period	3	3	6
Number of stores relocated/remodeled during the period	2	5	2
Gross square footage at end of period(1)	2,688,589	2,649,532	2,599,649
Selling square footage at end of period(1)	1,742,623	1,719,813	1,687,196

(1) Gross square footage and selling square footage at the end of the period include the square footage for all stores that were open as of the end of the fiscal year presented.

Year ended September 30, 2022 compared to Year ended September 30, 2021

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Change in
	2022	2021	Dollars	Percent
Statements of Income Data:
Net sales	$1,089,625	1,055,516	34,109	3.2%
Cost of goods sold and occupancy costs	784,744	763,328	21,416	2.8
Gross profit	304,881	292,188	12,693	4.3
Store expenses	242,057	234,586	7,471	3.2
Administrative expenses	31,562	28,355	3,207	11.3
Pre-opening expenses	1,107	920	187	20.3
Operating income	30,155	28,327	1,828	6.5
Interest expense, net	(2,371)	(2,271)	(100)	4.4
Income before income taxes	27,784	26,056	1,728	6.6
Provision for income taxes	(6,419)	(5,475)	(944)	17.2
Net income	$21,365	20,581	784	3.8%

Net sales

Net sales increased $34.1 million, or 3.2%, to $1,089.6 million for the year ended September 30, 2022 compared to $1,055.5 million for the year ended September 30, 2021, due to a $27.1 million increase in comparable store sales and an $8.6 million increase in new store sales, partially offset by a $1.6 million decrease in net sales from one store that closed at the beginning of the third quarter of fiscal year 2022. Daily average comparable store sales increased 2.6% for the year ended September 30, 2022 compared to an increase of 0.7% for the year ended September 30, 2021. The daily average comparable store sales increase in fiscal year 2022 resulted from a 2.1% increase in average transaction size and a 0.4% increase in daily average transaction count. Comparable store average transaction size was $45.11 for the year ended September 30, 2022. The increase in net sales during the year ended September 30, 2022 was primarily driven by retail price inflation, our customers’ response to COVID-19 pandemic trends, new store sales, marketing initiatives, and increased engagement in our {N}power customer loyalty program.

Gross profit

Gross profit increased $12.7 million, or 4.3%, to $304.9 million for the year ended September 30, 2022 compared to $292.2 million for the year ended September 30, 2021, primarily driven by increased sales volumes. Gross profit reflects earnings after product and store occupancy costs. Gross margin increased to 28.0% for the year ended September 30, 2022 from 27.7% for the year ended September 30, 2021. The increase in gross margin during the year ended September 30, 2022 was driven by improved product margin and store occupancy cost leverage.

Store expenses

Store expenses increased $7.5 million, or 3.2%, to $242.1 million for the year ended September 30, 2022 compared to $234.6 million for the year ended September 30, 2021. Store expenses as a percentage of net sales were 22.2% for each of the years ended September 30, 2022 and 2021. The increase in store expenses was primarily due to higher labor rates, partially offset by lower labor hours. Store expenses included long-lived asset impairment charges of $2.9 million for fiscal year 2022 and long-lived asset impairment charges and store closing costs of $1.5 million for fiscal year 2021.

Administrative expenses

Administrative expenses were $31.6 million for the year ended September 30, 2022 compared to $28.4 million for the year ended September 30, 2021. Administrative expenses as a percentage of net sales were 2.9% and 2.7% for the years ended September 30, 2022 and 2021, respectively.

Pre-opening expenses

Pre-opening expenses were $1.1 million for the year ended September 30, 2022 compared to $0.9 million for the year ended September 30, 2021. The change in pre-opening expenses was primarily due to the impact of the number and timing of new store openings and relocations/remodels.

Interest expense, net

Interest expense, net of capitalized interest, was $2.4 million for the year ended September 30, 2022 compared to $2.3 million for the year ended September 30, 2021.

Income taxes

Income tax expense was $6.4 million for the year ended September 30, 2022 compared to $5.5 million for the year ended September 30, 2021. The Company’s effective income tax rate was approximately 23.1% and 21.0% for the years ended September 30, 2022 and 2021, respectively.

Net income

Net income was $21.4 million, or $0.94 diluted earnings per share, for the year ended September 30, 2022 compared to $20.6 million, or $0.91 diluted earnings per share, for the year ended September 30, 2021.

Year ended September 30, 2021 compared to Year ended September 30, 2020

A comparative discussion of our results of operations and other operating data for the years ended September 30, 2021 and September 30, 2020 is set out in our Annual Report on Form 10-K for the year ended September 30, 2021 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended September 30, 2021 compared to Year ended September 30, 2020.”

Non-GAAP financial measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA as adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance, including certain items such as impairment charges, store closing costs, share-based compensation and non-recurring items.

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Year ended September 30,
	2022	2021
Net income	$21,365	20,581
Interest expense, net	2,371	2,271
Provision for income taxes	6,419	5,475
Depreciation and amortization	27,906	29,633
EBITDA	58,061	57,960
Impairment of long-lived assets and store closing costs	2,920	1,455
Share-based compensation	1,186	877
Adjusted EBITDA	$62,167	60,292

Year ended September 30, 2022 compared to Year ended September 30, 2021

EBITDA increased 0.2% to $58.1 million for the year ended September 30, 2022 compared to $58.0 million for the year ended September 30, 2021. EBITDA as a percentage of net sales was 5.3% and 5.5% for the years ended September 30, 2022 and 2021, respectively.

Adjusted EBITDA increased 3.1% to $62.2 million for the year ended September 30, 2022 compared to $60.3 million for the year ended September 30, 2021. Adjusted EBITDA as a percentage of net sales was 5.7% for each of the years ended September 30, 2022 and 2021.

Year ended September 30, 2021 compared to Year ended September 30, 2020

A comparative discussion of EBITDA and Adjusted EBITDA for the years ended September 30, 2021 and September 30, 2020 is set out in our Annual Report on Form 10-K for the year ended September 30, 2021 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP financial measures – EBITDA and Adjusted EBITDA.”

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

Our competitors may define EBITDA and Adjusted EBITDA differently, and as a result, our measures of EBITDA and Adjusted EBITDA may not be directly comparable to EBITDA and Adjusted EBITDA of other companies. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and Adjusted EBITDA are supplemental measures of operating performance that do not represent, and should not be considered in isolation or as an alternative to, or substitute for, net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

●	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

●	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA and Adjusted EBITDA do not reflect any depreciation or interest expense for leases classified as finance leases;

●	EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

●	Adjusted EBITDA does not reflect share-based compensation, impairment charges and store closing costs;

●	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes; and

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Revolving Facility. Our Credit Facility consists of the $50.0 million Revolving Facility and the fully drawn $35.0 million Term Loan Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, cash dividends and corporate taxes. As of September 30, 2022, we had $12.0 million in cash and cash equivalents and $48.9 million available for borrowing under our Revolving Facility. On November 18, 2020, we entered into the $35.0 million Term Loan Facility maturing November 13, 2024.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program – most recently in May 2022 – and the program will terminate (unless further extended) on May 31, 2024. We did not repurchase any shares during the year ended September 30, 2022. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Revolving Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

On November 16, 2022, our Board approved a quarterly cash dividend of $0.10 per share, which will be paid on December 14, 2022 to stockholders of record as of the close of business on November 28, 2022. We paid quarterly cash dividends of $0.10 per share of common stock in each quarter of fiscal year 2022.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Year ended September 30,
	2022	2021
Net cash provided by operating activities	$39,693	53,880
Net cash used in investing activities	(31,143)	(27,755)
Net cash used in financing activities	(20,189)	(30,981)
Net decrease in cash and cash equivalents	(11,639)	(4,856)
Cash and cash equivalents, beginning of year	23,678	28,534
Cash and cash equivalents, end of year	$12,039	23,678

Year ended September 30, 2022 compared to Year ended September 30, 2021

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, impairment of long-lived assets and store closing costs, share-based compensation, and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities decreased $14.2 million, or 26.3%, to $39.7 million for the year ended September 30, 2022 compared to $53.9 million for the year ended September 30, 2021. The decrease in cash provided by operating activities was primarily due to a decrease in cash provided by working capital, partially offset by an increase in cash provided by net income as adjusted for non-cash items.

Investing Activities

Net cash used in investing activities increased $3.4 million, or 12.2%, to $31.1 million for the year ended September 30, 2022 compared to $27.8 million for the year ended September 30, 2021. This increase was primarily the result of increases of $1.7 million and $1.5 million in property and equipment and other intangibles acquisitions during the fiscal year ended September 30, 2022 compared to the fiscal year ended September 30, 2021, respectively, due to the purchase of previously leased property and the impact of the timing of new store openings, relocations/remodels, and software projects under development.

We plan to spend approximately $28.0 million to $35.0 million on capital expenditures during fiscal year 2023 in connection with four to six new store openings and one to two store relocations/remodels. We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.4 million per store.

Acquisition of property and equipment not yet paid increased $2.2 million to $7.0 million in fiscal year 2022 compared to $4.8 million in fiscal year 2021 due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used in financing activities was $20.2 million for the year ended September 30, 2022 compared to $31.0 million for the year ended September 30, 2021.

Year ended September 30, 2021 compared to Year ended September 30, 2020

A comparative discussion of operating, investing and financing activities for the years ended September 30, 2021 and September 30, 2020 is set out in our Annual Report on Form 10-K for the year ended September 30, 2020 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Credit Facility

The revolving commitment amount under the Revolving Facility is $50.0 million, including a $5.0 million sub-limit for standby letters of credit. We borrowed $35.0 million under the Term Loan Facility in December 2020. The operating company is the borrower under the Credit Facility, and its obligations under the Credit Facility are guaranteed by the holding company and Vitamin Cottage Two Ltd. Liability Company (VC2). The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date without premium or penalty. On November 18, 2020, we entered into the Fourth Amendment to the Credit Facility (the Fourth Amendment) to provide for the Term Loan Facility and permit payment of a one-time dividend of up to $50.0 million no later than December 31, 2020.

Base rate borrowings under the Credit Facility bear interest at a fluctuating base rate as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the Eurodollar rate plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Eurodollar rate borrowings under the Credit Facility bear interest based on the London Interbank Offered Rate, or its successor rate (LIBOR), for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is also based upon the Company’s consolidated leverage ratio. The United Kingdom’s Financial Conduct Authority has announced its intent to phase out LIBOR by June 2023; however, the terms of our Credit Facility provide for a LIBOR successor rate once LIBOR is discontinued. We do not anticipate the discontinuation of LIBOR to have a material effect on our liquidity or access to credit. The Company is required to repay principal amounts outstanding under the Term Loan Facility in equal quarterly installments of approximately $0.4 million on the last day of each fiscal quarter, commencing on March 31, 2021 and ending on September 30, 2024. Amounts repaid on the Term Loan Facility may not be reborrowed.

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

We had no amounts outstanding under the Revolving Facility as of September 30, 2022 and 2021. As of September 30, 2022 and September 30, 2021, we had undrawn, issued and outstanding letters of credit of $1.1 million and $1.0 million, respectively, which were reserved against the amount available for borrowing under the Revolving Facility. We had $48.9 million and $49.0 million available for borrowing under the Revolving Facility as of September 30, 2022 and September 30, 2021, respectively. We had $15.7 million of outstanding borrowings under the fully drawn Term Loan Facility as of September 30, 2022.

As of each of September 30, 2022 and September 30, 2021, the Company was in compliance with the financial covenants under the Credit Facility.

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

To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require the use of our cash and would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

Goodwill and Intangible Assets

We assess our goodwill and intangible assets primarily consisting of trademarks, favorable operating leases and covenants-not-to-compete at least annually. The Company’s annual impairment testing of goodwill is performed as of July 1. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. There are significant judgments and estimates within the processes; it is therefore possible that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. As of September 30, 2022, the Company has recorded no impairment charges related to goodwill.

Impairment of Long-Lived Assets and Store Closing Costs

We assess our long-lived assets, principally property and equipment and lease right-of-use assets, for possible impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. These events or changes primarily include a significant change in current period performance combined with a history of losses and a projection of continuing losses, or a decision to close or relocate a store. The Company assesses the recoverability of the assets at an individual store level, which we consider to be the lowest level in the organization for which independent identifiable cash flows are available. If the carrying value of such assets over their respective remaining lives is not recoverable through projected undiscounted future cash flows, impairment is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on either: (i) discounted future cash flows using a market participant’s discount rate; or (ii) an appropriate third-party market appraisal or other valuation technique.

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

Leases

We lease retail stores, a bulk food repackaging facility and distribution center, land and administrative offices under long-term operating leases or finance leases. Accounting for leased properties requires compliance with technical accounting rules and significant judgment by management. Application of these accounting rules and assumptions made by management will determine whether the lease is accounted for as an operating or finance lease.

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

Lease liabilities represent the present value of lease payments not yet paid. Lease assets represent the Company’s right to use an underlying asset and are based upon the lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives and impairment of lease assets.

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

●

minimum lease term that includes contractual lease periods and may also include the exercise of renewal options if the exercise of the option is determined to be reasonably assured or where failure to exercise such options would result in an economic penalty. The minimum lease term is used as a factor in determining whether the lease is accounted for as an operating lease or a finance lease and in determining the period over which to depreciate the finance lease asset; and

●

incremental borrowing rate which is estimated based on treasury rates for debt with maturities comparable to the minimum lease term and our credit spread and other premiums. The incremental borrowing rate is used as a factor in determining the present value of the minimum lease payments which is then used in determining whether the lease is accounted for as an operating lease or finance lease, as well as for allocating our rental payments on operating and finance leases between interest expense and a reduction of the outstanding obligation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate changes of our long-term debt. We do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to our Credit Facility. As of September 30, 2022, no amounts were outstanding under our Revolving Facility and $15.7 million was outstanding under our Term Loan Facility. Our Credit Facility carries floating interest rates that are tied to the Eurodollar rate, and therefore, our statements of income and our cash flows are exposed to changes in interest rates. Based upon a sensitivity analysis at September 30, 2022, a hypothetical 100 basis point change in interest rates would change our annual interest expense by $0.2 million for the year ended September 30, 2022.

Item 8. Financial Statements and Supplementary Data.

Natural Grocers by Vitamin Cottage, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Natural Grocers by Vitamin Cottage, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of income, cash flows, and stockholders’ equity for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 8, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Impairment of Long-Lived Assets

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets at an asset group level by determining whether the carrying value of such assets can be recovered through projected undiscounted future cash flows over the assets’ respective remaining lives. As of September 30, 2022, the Company’s long-lived assets included property and equipment, operating lease assets, and finance lease assets of $157.2 million, $307.1 million, and $43.6 million, respectively.

We identified the assessment of the recoverability of long-lived assets associated with certain asset groups, including property and equipment, operating lease assets, and finance lease assets, as a critical audit matter. A high degree of auditor judgment was applied in evaluating certain inputs to the assessment. These inputs included forecasted sales and forecasted operating expenses as a percentage of forecasted sales attributable to individual asset groups, for which there was limited observable market information.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to assess the recoverability of long-lived assets, including controls related to development of the inputs of forecasted sales and forecasted operating expenses as a percentage of forecasted sales. We performed sensitivity analyses to assess the impact of changes in forecasted sales and forecasted operating expenses as a percentage of forecasted sales on the recoverability analysis. We evaluated management’s ability to effectively forecast sales and operating expenses as a percentage of sales for certain asset groups by comparing actual results to management’s historical forecasts. We evaluated the reasonableness of forecasted sales and forecasted operating expenses as a percentage of forecasted sales for certain asset groups by comparing these inputs to available industry reports, historical financial data, and budgets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Denver, Colorado
December 8, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Natural Grocers by Vitamin Cottage, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Natural Grocers by Vitamin Cottage, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of income, cash flows, and stockholders’ equity for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated December 8, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
December 8, 2022

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$12,039	23,678
Accounts receivable, net	10,496	8,489
Merchandise inventory	113,756	100,546
Prepaid expenses and other current assets	4,369	2,914
Total current assets	140,660	135,627
Property and equipment, net	157,179	151,399
Other assets:
Operating lease assets, net	307,132	316,388
Finance lease assets, net	43,554	39,367
Deposits and other assets	452	530
Goodwill and other intangible assets, net	14,131	11,768
Total other assets	365,269	368,053
Total assets	$663,108	655,079
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,283	68,949
Accrued expenses	26,737	26,589
Term loan facility, current portion	1,750	1,750
Operating lease obligations, current portion	34,735	33,308
Finance lease obligations, current portion	3,223	3,176
Total current liabilities	137,728	133,772
Long-term liabilities:
Term loan facility, net of current portion	13,938	21,938
Operating lease obligations, net of current portion	295,064	301,895
Finance lease obligations, net of current portion	44,664	39,450
Deferred income tax liabilities, net	15,902	15,293
Total long-term liabilities	369,568	378,576
Total liabilities	507,296	512,348
Commitments (Notes 11 and 18)
Stockholders’ equity:
Common stock, $0.001 par value. 50,000,000 shares authorized, 22,690,188 and 22,620,417 shares issued at September 30, 2022 and 2021, respectively	23	23
Additional paid-in capital	58,072	57,289
Retained earnings	97,717	85,419
Total stockholders’ equity	155,812	142,731
Total liabilities and stockholders’ equity	$663,108	655,079

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Year ended September 30,
	2022	2021	2020
Net sales	$1,089,625	1,055,516	1,036,842
Cost of goods sold and occupancy costs	784,744	763,328	753,701
Gross profit	304,881	292,188	283,141
Store expenses	242,057	234,586	227,069
Administrative expenses	31,562	28,355	26,780
Pre-opening expenses	1,107	920	1,543
Operating income	30,155	28,327	27,749
Interest expense, net	(2,371)	(2,271)	(2,048)
Income before income taxes	27,784	26,056	25,701
Provision for income taxes	(6,419)	(5,475)	(5,692)
Net income	$21,365	20,581	20,009

Net income per share of common stock:
Basic	$0.94	0.91	0.89
Diluted	$0.94	0.91	0.89
Weighted average number of shares of common stock outstanding:
Basic	22,666,773	22,591,816	22,501,779
Diluted	22,816,614	22,711,003	22,577,646

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended September 30,
	2022	2021	2020
Operating activities:
Net income	$21,365	20,581	20,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,906	29,633	31,193
Impairment of long-lived assets and store closing costs	2,920	1,155	612
Loss (gain) on disposal of property and equipment	78	209	(42)
Share-based compensation	1,186	877	1,129
Deferred income tax expense	609	864	3,742
Non-cash interest expense	22	24	12
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(2,973)	30	(3,418)
Income tax receivable	(631)	3,004	2,350
Merchandise inventory	(13,210)	(371)	(3,996)
Prepaid expenses and other assets	(1,025)	(141)	(762)
Operating lease assets	31,895	31,090	30,206
(Decrease) increase in:
Operating lease liabilities	(29,044)	(32,030)	(30,569)
Accounts payable	447	(2,639)	10,103
Accrued expenses	148	1,594	5,934
Net cash provided by operating activities	39,693	53,880	66,503
Investing activities:
Acquisition of property and equipment	(28,038)	(26,350)	(26,752)
Acquisition of other intangibles	(3,406)	(1,937)	(2,832)
Proceeds from sale of property and equipment	21	89	—
Proceeds from property insurance settlements	280	443	27
Net cash used in investing activities	(31,143)	(27,755)	(29,557)
Financing activities:
Borrowings under revolving facility	129,000	65,900	236,100
Repayments under revolving facility	(129,000)	(65,900)	(241,792)
Borrowings under term loan facility	—	35,000	—
Repayments under term loan facility	(8,000)	(11,313)	—
Finance lease obligation payments	(2,719)	(2,823)	(2,271)
Dividends to shareholders	(9,067)	(51,453)	(6,301)
Loan fees paid	—	(52)	(25)
Payments on withholding tax for restricted stock unit vesting	(403)	(340)	(337)
Net cash used in financing activities	(20,189)	(30,981)	(14,626)
Net (decrease) increase in cash and cash equivalents	(11,639)	(4,856)	22,320
Cash and cash equivalents, beginning of year	23,678	28,534	6,214
Cash and cash equivalents, end of year	$12,039	23,678	28,534
Supplemental disclosures of cash flow information:
Cash paid for interest	$627	370	354
Cash paid for interest on financing lease obligations, net of capitalized interest of $313, $194 and $102, respectively	1,801	1,782	1,690
Income taxes paid	7,012	6,747	3,305
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$6,965	4,770	2,407
Acquisition of other intangibles not yet paid	12	319	255
Proceeds from sale of property and equipment not yet received	—	—	42
Property acquired through operating lease obligations	24,429	9,216	13,204
Property acquired through finance lease obligations	9,625	3,025	11,625

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Fiscal Years Ended September 30, 2022, 2021 and 2020

(Dollars in thousands, except per share data)

	Common stock –$0.001 par value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances at September 30, 2019	22,463,057	$23	$56,319	$100,923	$(359)	$156,906
Net income	—	—	—	20,009	—	20,009
Share-based compensation	—	—	433	—	359	792
Issuance of common stock	83,708	—	—	—	—	—
Topic 842 transition impact	—	—	—	1,660	—	1,660
Cash dividends	—	—	—	(6,301)	—	(6,301)
Balances at September 30, 2020	22,546,765	23	56,752	116,291	—	173,066
Net income	—	—	—	20,581	—	20,581
Share-based compensation	—	—	537	—	—	537
Issuance of common stock	73,652	—	—	—	—	—
Cash dividends	—	—	—	(51,453)	—	(51,453)
Balances at September 30, 2021	22,620,417	23	57,289	85,419	—	142,731
Net income	—	—	—	21,365	—	21,365
Share-based compensation	—	—	783	—	—	783
Issuance of common stock	69,771	—	—	—	—	—
Cash dividends	—	—	—	(9,067)	—	(9,067)
Balances at September 30, 2022	22,690,188	$23	$58,072	$97,717	$—	$155,812

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Consolidated Financial Statements

September 30, 2022 and 2021

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, dietary supplements and body care products. The Company operated 164 retail stores as of September 30, 2022, including 43 stores in Colorado, 25 in Texas, 14 in Oregon, 12 in Arizona, eight each in Utah and Kansas, seven in Missouri, six each in Iowa, New Mexico and Oklahoma, four each in Idaho, Montana and Washington, three each in Arkansas, Nebraska, Nevada and North Dakota, two in Wyoming, and one each in Louisiana, Minnesota, and South Dakota. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 162 stores as of September 30, 2021.

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

Segment Information

The Company has one reporting segment: natural and organic retail stores.

Other Comprehensive Income

The Company has no other comprehensive income.

Cash and Cash Equivalents

Cash and cash equivalents include currency on hand, demand deposits with banks, money market funds, and credit and debit card transactions that typically settle within three business days. The Company considers all highly liquid investments with a remaining maturity of 90 days or less when acquired to be cash equivalents.

Accounts Receivable

Accounts receivable consists primarily of receivables from vendors for certain promotional programs, magazine advertising and other miscellaneous receivables and are presented net of any allowances for doubtful accounts. Accounts receivable also includes receivables from Landlords for tenant improvement allowances. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for doubtful accounts is calculated based on historical experience and application of the specific identification method. Allowance for doubtful accounts totaled $0.1 million as of each of September 30, 2022 and 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of investments in cash and cash equivalents. The Company’s cash and cash equivalent account balances, which are held in major financial institutions, exceeded the Federal Deposit Insurance Corporation’s federally insured limits by approximately $10.8 million as of September 30, 2022.

Vendor Concentration

For each of the years ended September 30, 2022 and 2021, purchases from the Company’s largest vendor and its subsidiaries represented approximately 67% of all product purchases made during such periods. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

Merchandise Inventory

Merchandise inventory consists of goods held for sale. The cost of inventory includes certain costs associated with the preparation of inventory for sale, including inventory overhead costs. Merchandise inventory is carried at the lower of cost or net realizable value. Cost is determined using the weighted average cost method.

Long-Lived Assets

Depreciable long-lived assets primarily consist of leasehold and building improvements, which are stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful life of the relevant asset. For land improvements and leasehold and building improvements, depreciation is recorded over the shorter of the assets’ useful lives or the lease terms. Maintenance, repairs and renewals that neither add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains and losses on disposition of property and equipment are included in store expenses in the year of disposition, and primarily relate to store relocations and closures.

The Company capitalizes interest, if applicable, as part of the historical costs of buildings and leasehold and building improvements.

Impairment of Finite-Lived Intangible and Long-Lived Assets

We assess our long-lived assets, principally property and equipment, lease right-of-use assets and intangible assets subject to amortization, for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. These events or changes primarily include a significant change in current period performance combined with a history of losses and a projection of continuing losses, or a decision to close or relocate a store. If the carrying value of such assets over their respective remaining lives is not recoverable through projected undiscounted future cash flows, impairment is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on either: (i) discounted future cash flows using a market participant’s discount rate; or (ii) an appropriate third-party market appraisal or other valuation technique.

The Company considers factors such as historic and forecasted operating results, trends and future prospects, current market value, significant industry trends and other economic and regulatory factors in performing these analyses. As of September 30, 2022 and 2021, the Company had property and equipment assets of $157.2 million and $151.4 million, respectively, operating lease assets of $307.1 million and $316.4 million, respectively, finance lease assets of $43.6 million and $39.4 million, respectively, and intangible assets subject to amortization of $8.5 million and $6.1 million, respectively. The Company recorded impairment charges related to long-lived assets of $2.9 million, $1.1 million and $0.6 million in fiscal years 2022, 2021 and 2020, respectively.

Goodwill and Intangible Assets

Intangible assets primarily consist of goodwill, internal-use software, and trademarks. Goodwill and the Company’s trademarks have indefinite lives and are not amortized; rather, they are tested for impairment at least annually. The Company capitalizes certain costs incurred with developing or obtaining internal-use software. Software costs that do not meet capitalization criteria are expensed as incurred. Intangible assets with definite lives are amortized over their estimated useful lives. The Company evaluates the reasonableness of the useful lives of these intangibles at least annually.

The Company’s annual impairment testing of goodwill is performed as of July 1. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. As of September 30, 2022, the Company has recorded no impairment charges related to goodwill.

Deferred Financing Costs

Certain costs incurred with borrowings or establishment of credit facilities are deferred. These costs are amortized over the life of the credit facility using the straight-line method.

Leases

The Company leases retail stores, a bulk food repackaging facility and distribution center, and administrative offices under long-term operating or finance leases. These leases include scheduled increases in minimum rents and renewal provisions at the option of the Company. The lease term for accounting purposes commences with the date the Company takes possession of the space and ends on the later of the primary lease term or the expiration of any renewal periods that are deemed to be reasonably assured at the inception of the lease. The Company recognizes a right-of-use asset and corresponding lease liability for all leases with terms greater than 12 months, with the recognition, measurement, and presentation of lease expenses dependent on whether the lease is classified as an operating or finance lease.

Operating Leases

Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives and impairment of operating lease assets. The rent payment pursuant to the lease agreement is recorded as a reduction of the operating lease liability and right-of-use asset and as single lease expense over the remaining term of the applicable lease.

Finance Leases

Finance lease liabilities represent the present value of lease payments not yet paid. Finance lease assets represent the Company’s right to use an underlying asset and are based upon the lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives and impairment of finance lease assets. The Company does not record single lease expense for the rental payments under finance leases, but rather payments under the finance lease obligations are recognized as a reduction of the finance lease obligation and as interest expense over the remaining term of the lease. The right-of-use asset is depreciated on a straight-line basis over the remaining term of the applicable lease.

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

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs includes the cost of inventory sold during the period net of discounts and allowances, as well as, distribution, shipping and handling costs, store occupancy costs and costs of the bulk food repackaging facility and distribution center. The amount shown is net of various rebates from third-party vendors in the form of quantity discounts and payments. Vendor consideration associated with product discounts is recorded as a reduction in the cost of the product. Store occupancy costs include rent, common area maintenance and real estate taxes. Store occupancy costs do not include any rent amounts for the store leases classified as finance leases.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in store expenses and pre-opening expenses in the consolidated statements of income. Total advertising and marketing expenses for the years ended September 30, 2022, 2021 and 2020 were $6.2 million, $6.3 million and $6.6 million, respectively, net of vendor reimbursements of $6.3 million, $5.4 million and $4.5 million for the years ended September 30, 2022, 2021 and 2020, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes,” Topic 740, “Simplifying the Accounting for Income Taxes” (ASU 2019-12). The new guidance simplified the accounting for income taxes by removing certain exceptions to the general principles and also simplified areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements, and interim recognition of enactment of tax laws or rate changes. The provisions of ASU 2019-12 were effective for the Company’s first quarter of the fiscal year ended September 30, 2022. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements for the year ended September 30, 2022.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” Topic 350, “Intangibles – Goodwill and Other” (ASU 2017-04). The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. ASU 2019-10 delayed the effective date of this ASU to align with the effective date of ASU 2016-13 (referred to above). Because the Company is a smaller reporting company, the provisions of ASU 2017-04 will be effective for the Company’s first quarter of the fiscal year ending September 30, 2024. Early adoption was permitted and the Company early adopted for the year ended September 30, 2020. ASU 2017-04 did not have an impact on the Company’s consolidated financial statements for the year ended September 30, 2020.

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

As of September 30, 2022 and 2021, the balance of contract liabilities related to unredeemed gift cards was $1.3 million and $1.5 million, respectively. Revenue for the fiscal year ended September 30, 2022 includes $0.8 million that was included in the contract liability balance of unredeemed gift cards at September 30, 2021.

Loyalty program points are accrued as deferred revenue at the retail value per point, net of estimated breakage based on historical redemption rates experienced within the loyalty program. Loyalty points are forfeited at the end of each calendar year.

The following table disaggregates the Company’s revenue by product category for the fiscal years ended September 30, 2022, 2021 and 2020, dollars in thousands and as a percentage of net sales:

	Year ended September 30,
	2022		2021		2020
Grocery	$759,328	70%	731,894	69	720,185	69
Dietary supplements	227,220	21	220,000	21	213,182	21
Body care, pet care and other	103,077	9	103,622	10	103,475	10
	$1,089,625	100%	1,055,516	100	1,036,842	100

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

The following table presents the Company’s basic and diluted EPS for the years ended September 30, 2022, 2021 and 2020, dollars in thousands, except per share data:

	Year ended September 30,
	2022	2021	2020
Net income	$21,365	20,581	20,009
Weighted average number of shares of common stock outstanding	22,666,773	22,591,816	22,501,779
Effect of dilutive securities	149,841	119,187	75,867
Weighted average number of shares of common stock outstanding including the effect of dilutive securities	22,816,614	22,711,003	22,577,646

Basic earnings per share	$0.94	0.91	0.89
Diluted earnings per share	$0.94	0.91	0.89

There were 43,542, 166,362 and 94,497 non-vested restricted stock units for the years ended September 30, 2022, 2021 and 2020, respectively, excluded from the calculation as they are antidilutive.

As of September 30, 2022, the Company had 50,000,000 shares of common stock authorized, of which 22,690,188 shares were issued and outstanding, as well as 10,000,000 shares of preferred common stock authorized, of which none was issued and outstanding.

5. Fair Value Measurements

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value. The framework establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and market participant’s assumptions (unobservable inputs). Non-financial assets, such as goodwill and long-lived assets, are accounted for at fair value on a non-recurring basis. These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill and intangibles with indefinite lives, at least on an annual basis.

During fiscal year 2022, long-lived assets, including right-of-use assets, with an aggregate carrying value of $7.4 million were written down to their fair value of $4.5 million, resulting in asset impairment charges of $2.9 million. During fiscal year 2021, long-lived assets with an aggregate carrying value of $3.3 million were written down to their fair value of $2.1 million, resulting in asset impairment charges of $1.1 million. During fiscal year 2020, long-lived assets with an aggregate carrying value of $1.1 million were written down to their fair value of $0.5 million, resulting in asset impairment charges of $0.6 million. The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those assets and liabilities.

6. Property and Equipment

The Company had the following property and equipment balances as of September 30, 2022 and 2021, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2022	2021
Construction in process		n/a		$8,651	2,268
Land		n/a		6,746	6,062
Buildings	16	-	40	43,010	34,531
Land improvements	1	-	24	1,822	1,782
Leasehold and building improvements	1	-	25	163,721	159,800
Fixtures and equipment	5	-	7	151,242	145,754
Computer hardware and software	3	-	5	25,545	25,068
				400,737	375,265
Less accumulated depreciation and amortization				(243,558)	(223,866)
Property and equipment, net				$157,179	151,399

Total costs capitalized for qualifying construction projects of leasehold and building improvements included $0.4 million, $0.5 million, and $0.4 million for the years ended September 30, 2022, 2021, and 2020, respectively, related to internal staff compensation. Depreciation expense related to capitalized internal staff compensation was $0.6 million for each of the years ended September 30, 2022, 2021 and 2020. Interest costs of $0.3 million, $0.2 million and $0.1 million were capitalized for the years ended September 30, 2022, 2021 and 2020, respectively.

Depreciation and amortization expense for the years ended September 30, 2022, 2021 and 2020 is summarized as follows, dollars in thousands:

	Year ended September 30,
	2022	2021	2020
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$1,029	873	793
Depreciation and amortization expense included in store expenses	25,257	27,476	29,089
Depreciation and amortization expense included in administrative expenses	1,410	1,218	1,175
Depreciation and amortization expense included in pre-opening expenses (1)	210	66	136
Total depreciation and amortization expenses	$27,906	29,633	31,193

1 Pre-opening depreciation and amortization expenses for prior years have been reclassified from store expenses to be consistent with the current year presentation.

7. Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, lease right-of-use assets and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets at an individual store level, which we consider to be the lowest level in the organization for which independent identifiable cash flows are available. If the carrying value of such assets over their respective remaining lives is not recoverable through projected undiscounted future cash flows, impairment is recognized. The amount of impairment is measured based on projected discounted future cash flows using a market participant’s discount rate. The Company considers factors such as historic and forecasted operating results, trends and future prospects, current market value, significant industry trends, and other economic and regulatory factors in performing these analyses.

As of September 30, 2022 and 2021, the Company had property and equipment assets of $157.2 million and $151.4 million, respectively, and lease right-of-use assets of $350.7 million and $355.8 million, respectively. In fiscal years 2022, 2021 and 2020, the Company concluded, as a result of its review of potential long-lived asset impairment, that certain long-lived assets were impaired. The Company recorded impairments of $2.9 million, $1.1 million and $0.6 million for the years ended September 30, 2022, 2021 and 2020, respectively. Such charges are reflected within store expenses on the consolidated statements of income.

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2022 and 2021, are summarized as follows, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2022	2021
Amortizable intangible assets:
Other intangibles	0.5	-	7	$11,965	3,754
Less accumulated amortization				(3,827)	(3,139)
Amortizable intangible assets, net				8,138	615
Other intangibles in process				369	5,507
Trademarks	Indefinite			389	389
Deferred financing costs, net	3	-	5	37	59
Total other intangibles, net				8,933	6,570
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$14,131	11,768

Amortization expense was $0.7 million for the year ended September 30, 2022 and $0.8 million for each of the years ended September 30, 2021 and 2020. Future aggregate amortization expense associated with intangibles assets subject to amortization for the fiscal years subsequent to 2022 is estimated to be approximately as follows, dollars in thousands:

Fiscal year	Amortization expense
2023	$1,453
2024	1,423
2025	1,291
2026	1,170
2027	1,107
Thereafter	2,100
Total amortization expense	$8,544

Capitalized costs for internal-use software development were $3.1 million, $2.0 million and $2.6 million for the years ended September 30, 2022, 2021 and 2020, respectively, primarily due to capitalization of expenses related to external consultants.

9. Accrued Expenses

The composition of accrued expenses as of September 30, 2022 and 2021 is summarized as follows, dollars in thousands:

	As of September 30,
	2022	2021
Payroll and employee-related expenses	$14,527	13,243
Accrued property, sales and use tax payable	8,450	8,322
Accrued marketing expenses	153	713
Deferred revenue related to gift card sales	1,757	2,157
Other	1,850	2,154
Total accrued expenses	$26,737	26,589

10. Debt

Credit Facility

The Company is party to a Credit Facility, entered into on January 28, 2016 and subsequently amended, consisting of a $50.0 million revolving loan facility (the Revolving Facility) and a $35.0 million term loan facility (the Term Loan Facility, and together with the Revolving Facility, the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The revolving commitment amount under the Revolving Facility is $50.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date without premium or penalty. The Credit Facility matures on November 13, 2024. Base rate loans under the Credit Facility bear interest at a fluctuating base rate, as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the Eurodollar rate plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Eurodollar rate borrowings under the Credit Facility bear interest based on the London Interbank Offered Rate, or its successor (LIBOR), for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is based upon the Company’s consolidated leverage ratio. The United Kingdom’s Financial Conduct Authority has announced its intent to phase out LIBOR by June 2023; however, the terms of our Credit Facility provide for a LIBOR successor rate once LIBOR is discontinued. The Company does not anticipate the discontinuation of LIBOR to have a material effect on its liquidity or access to credit. The Company is required to repay principal amounts outstanding under the Term Loan Facility in equal installments of approximately $0.4 million on the last day of each fiscal quarter, beginning on March 31, 2021 and ending on September 30, 2024, with the remaining principal amount payable on the maturity date. Amounts repaid on the Term Loan Facility may not be reborrowed.

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

On November 18, 2020, the Company entered into the Fourth Amendment to provide for the Term Loan Facility and to permit payment of a one-time dividend of up to $50.0 million no later than December 31, 2020.

The Company had no amounts outstanding under the Revolving Facility as of September 30, 2022 and 2021. As of September 30, 2022 and 2021, the Company had undrawn, issued and outstanding letters of credit of $1.1 million and $1.0 million, respectively, which were reserved against the amount available for borrowing under the terms of the Revolving Facility. The Company had $48.9 million and $49.0 million available for borrowing under the Revolving Facility as of September 30, 2022 and 2021, respectively. The Company had $15.7 million outstanding under its fully drawn Term Loan Facility as of September 30, 2022.

As of each of September 30, 2022 and 2021, the Company was in compliance with the financial covenants under the Credit Facility.

Lease Obligations

The Company had 21 and 20 leases that were classified as finance leases as of September 30, 2022 and 2021, respectively. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $2.7 million, $2.5 million and $2.2 million for the years ended September 30, 2022, 2021 and 2020, respectively. Interest expense relates primarily to interest on finance lease obligations and the Credit Facility. The Company capitalized interest of $0.3 million, $0.2 million and $0.1 million for the years ended September 30, 2022, 2021 and 2020, respectively.

11. Lease Commitments

The Company leases most of its stores, a bulk food repackaging facility and distribution center and its administrative offices. The Company determines if an arrangement is a lease or contains a lease at inception. Lease terms generally range from 10 to 25 years, with scheduled increases in minimum rent payments.

Operating and finance lease liabilities represent the present value of lease payments not yet paid. Operating and finance lease assets represent the Company’s right to use an underlying asset and are based upon the operating and finance lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives and impairment of operating and finance lease assets.

Most leases include one or more options to renew, with renewal terms normally expressed in periods of five-to-ten year increments. The exercise of lease renewal options is at the Company’s sole discretion. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option.

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

The Company has four operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 14). The leases began at various times with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases are similar to leases that would be entered into with nonrelated parties and are at prevailing market rental rates. As of September 30, 2022, these leases accounted for $7.0 million of right-of-use assets and $7.1 million of lease liabilities included in the disclosures below. Lease expense is recognized on a straight-line basis and was $1.3 million for each of the years ended September 30, 2022, 2021 and 2020.

The components of total lease cost for the years ended September 30, 2022, 2021 and 2020 were as follows, dollars in thousands:

		Year ended September 30,
Lease cost	Classification	2022	2021	2020
Operating lease cost:
	Cost of goods sold and occupancy costs	$42,979	42,652	42,634
	Store expenses	337	319	319
	Administrative expenses	309	305	311
	Pre-opening expenses	275	233	154
Finance lease cost:
Depreciation of right-of-use assets	Store expenses	3,832	3,618	3,003
	Pre-opening expenses (1)	210	68	136
Interest on lease liabilities	Interest expense, net	1,896	1,931	1,603
	Pre-opening expenses (1)	218	22	95
Short-term lease cost	Store expenses	2,900	326	2,016
Variable lease cost	Cost of goods sold and occupancy costs (2)	5,851	5,611	5,367
Sublease income	Store expenses	(302)	(313)	(368)
Total lease cost		$58,505	54,772	55,270

1 Pre-opening expenses for prior years have been reclassified from store expenses and interest expense, net to be consistent with the current year presentation.

2 Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the years ended September 30, 2022, 2021 and 2020 was as follows, dollars in thousands:

	Year ended September 30,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41,050	44,473	44,281
Operating cash flows from finance leases	2,114	1,976	1,792
Financing cash flows from finance leases	2,719	2,823	2,271
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	24,429	9,216	13,204
Finance leases	9,625	3,025	11,625

Additional information related to the Company’s leases as of September 30, 2022 and 2021 was as follows:

	September 30,
	2022	2021
Weighted-average remaining lease term (in years):
Operating leases	10.7	11.1
Finance leases	14.2	11.9
Weighted-average discount rate:
Operating leases	3.7%	3.6
Finance leases	4.8%	5.0

In addition, during the year ended September 30, 2022, the Company purchased one store’s building and land that had previously been leased. This resulted in: (i) a $1.5 million reduction in finance lease liability and (ii) the reclassification of $1.4 million of corresponding finance right-of-use assets to property and equipment.

Future lease payments under non-cancellable leases as of September 30, 2022 were as follows, dollars in thousands:

Fiscal year	Operating leases	Finance leases	Total
2023	$46,171	5,255	51,426
2024	44,765	5,538	50,303
2025	43,123	5,548	48,671
2026	40,063	5,591	45,654
2027	37,750	5,635	43,385
Thereafter	191,254	38,130	229,384
Total future undiscounted lease payments	403,126	65,697	468,823
Less imputed interest	(73,327)	(17,810)	(91,137)
Total reported lease liability	329,799	47,887	377,686
Less current portion	(34,735)	(3,223)	(37,958)
Noncurrent lease liability	$295,064	44,664	339,728

The table above excludes $15.2 million of legally binding minimum lease payments for leases that had been executed as of September 30, 2022 but whose terms had not yet commenced.

Future minimum rental commitments and sublease rental income under the terms of the Company’s operating and finance leases were as follows as of September 30, 2022, dollars in thousands:

Fiscal year	Third parties	Related parties	Sublease rental income	Total leases
2023	$50,214	1,212	(329)	51,097
2024	49,091	1,212	(272)	50,031
2025	47,455	1,216	(274)	48,397
2026	44,651	1,003	(273)	45,381
2027	43,001	384	(187)	43,198
Thereafter	225,301	4,083	(152)	229,232
Total payments	$459,713	9,110	(1,487)	467,336

Total rent expense, including common area expenses and warehouse rent, for the years ended September 30, 2022, 2021 and 2020 totaled $56.0 million, $55.3 million and $54.6 million, respectively, which is included in cost of goods sold and occupancy costs and administrative expenses in the consolidated statements of income. In addition, $0.3 million, $0.2 million and $0.2 million is included in pre-opening expense associated with rent expense for stores prior to their opening date for the years ended September 30, 2022, 2021 and 2020, respectively.

12. Share-Based Compensation

The Company adopted the 2012 Omnibus Incentive Plan (as amended, the Plan) on July 17, 2012. Restricted stock unit awards granted pursuant to the Plan, if they vest, will be settled in new shares of the Company’s common stock or shares of common stock held in treasury. At the adoption of the Plan, there were 1,090,151 shares of common stock available for issuance or delivery under the Plan. In March 2019, the Company’s stockholders approved a proposal to amend the Plan to: (i) increase the number of shares of common stock reserved for issuance thereunder by 600,000 shares and (ii) extend its term by five years. As of September 30, 2022, 368,372 shares of common stock remain available for grants under the Plan. The Plan provides for awards of options, stock appreciation rights, stock grants, restricted stock units, other share-based awards and cash-based incentive awards to officers, members of the Board and certain employees who are not named executive officers and consultants. As of September 30, 2022, restricted stock units had been granted under the Plan, at no out-of-pocket cost to officers, Board members and key employees. These restricted stock units generally vest, subject to requisite service requirements, annually in installments over a five-year period or in full following a three-year period. The award recipients are not entitled to cash dividends or to vote with regard to non-vested restricted stock units, and the units are subject to forfeiture during the vesting period. Restricted stock units are granted at the market price of the Company’s stock on the date of grant and are expensed on a straight-line basis over the vesting period.

The shares of non-vested restricted stock units as of September 30, 2022 were as follows:

	Shares	Weighted average grant date fair value
Non-vested as of September 30, 2020	285,257	$9.17
Granted	225,660	11.22
Forfeited	(22,974)	8.87
Vested	(99,804)	9.18
Non-vested as of September 30, 2021	388,139	10.38
Granted	45,542	12.87
Forfeited	(6,168)	9.93
Vested	(96,719)	10.29
Non-vested as of September 30, 2022	330,794	10.68

During the year ended September 30, 2022, the Company awarded stock grants totaling 2,200 shares of the Company’s common stock to 22 employees who were not named executive officers. Such shares were fully vested on the grant date.

Share-based compensation expense for restricted stock unit awards to certain employees who are not named executive officers was $0.8 million, $0.5 million and $0.8 million for the years ended September 30, 2022, 2021 and 2020, respectively. Share-based compensation expense for restricted stock unit awards to one named executive officer was $0.2 million for each of the years ended September 30, 2022, 2021 and 2020.

Each independent member of the Board receives an annual grant of restricted stock units equal to $60,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant). Such grants are made each year on the date of the Company’s annual meeting of stockholders, or on a pro rata basis in the case of a mid-year appointment. Share-based compensation expense for the Company’s awards to its Board members was $0.2 million for each of the years ended September 30, 2022, 2021 and 2020.

The Company recorded total share-based compensation expense before income taxes of $1.2 million, $0.9 million and $1.1 million for the years ended September 30, 2022, 2021 and 2020, respectively. The share-based compensation expense is included in cost of goods sold and occupancy costs, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the applicable officer, Board member or key employee’s compensation expense is presented. The Company realized a tax benefit from share-based compensation of $0.1 million for each of the years ended September 30, 2022 and 2021, respectively, and did not realize a tax benefit from share-based compensation expense for the year ended September 30, 2020.

As of September 30, 2022, there was $1.8 million of unrecognized share-based compensation expense related to non-vested restricted stock units, net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately two years.

13. Stockholders’ Equity

Share Repurchases

In May 2016, the Board of Directors (the Board) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. The Board subsequently extended the share repurchase program – most recently in May 2022 – and the program will terminate (unless further extended) on May 31, 2024. Repurchases under the Company’s share repurchase program may be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

The Company did not repurchase any shares of common stock during the years ended September 30, 2022, 2021 and 2020. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million.

During fiscal years 2022 and 2021, the Company reissued no treasury shares. During fiscal year 2020, the Company reissued 47,222 treasury shares at a cost of $0.4 million to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. At September 30, 2022 and 2021 the Company held no shares in treasury.

Dividends

The Company paid a quarterly cash dividend of $0.10, $0.07 and $0.07 per share of common stock in each quarter of fiscal years 2022, 2021 and 2020, respectively, and a special cash dividend of $2.00 per share of common stock in the first quarter of fiscal year 2021.

14. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases (see Note 11) with Chalet. Chalet is owned by the Company’s four non-independent Board members, Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.9 million for the year ended September 30, 2022 and $1.0 million for each of the years ended September 30, 2021 and 2020.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 11) with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.3 million for each of the years ended September 30, 2022, 2021 and 2020.

FTVC LLC: The Company has one operating lease (see Note 11) for a store location with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the years ended September 30, 2022, 2021 and 2020.

15. Income Taxes

The following are the components of the provision for income taxes for the years ended September 30, 2022, 2021 and 2020, respectively, dollars in thousands:

	Year ended September 30,
	2022	2021	2020
Current federal income tax expense	$4,667	3,859	1,317
Current state income tax expense	1,143	752	633
Total current income tax expense	5,810	4,611	1,950

Deferred federal income tax expense	559	836	3,157
Deferred state income tax expense	50	28	585
Total deferred income tax expense	609	864	3,742

Total provision for income taxes	$6,419	5,475	5,692

The differences between the United States federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Year ended September 30,
	2022	2021	2020
Statutory tax rate	21.0%	21.0	21.0
State income taxes, net of federal income tax expense	3.4	3.6	4.0
Enhanced food deduction	(0.5)	(0.5)	(0.6)
Deferred tax liability adjustment	1.0	0.8	(0.3)
Other, net	(1.8)	(3.9)	(2.0)
Effective tax rate	23.1%	21.0	22.1

Deferred taxes have been classified on the consolidated balance sheets as follows, dollars in thousands:

	As of September 30,
	2022	2021
Long-term assets	$—	—
Long-term liabilities	(15,902)	(15,293)
Net deferred tax liabilities	$(15,902)	(15,293)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows, dollars in thousands:

	As of September 30,
	2022	2021
Deferred tax assets
Goodwill	$—	238
Trademarks	593	613
Finance lease obligations	11,684	10,443
Operating lease obligations	80,468	82,119
Accrued paid time off	750	682
Other	666	649
Gross deferred tax assets	94,161	94,744

Deferred tax liabilities
Property and equipment	(21,654)	(20,477)
Finance lease assets	(10,627)	(9,645)
Operating lease assets	(75,055)	(77,867)
Leasehold improvements	(2,217)	(1,652)
Other	(510)	(396)
Gross deferred tax liabilities	(110,063)	(110,037)
Net deferred tax liabilities	$(15,902)	(15,293)

The Company believes that it is more likely than not that it will fully realize all deferred tax assets in the form of future deductions based on the nature of the deductible temporary differences and expected future taxable income.

The Company did not utilize federal income tax carryforwards or federal tax credit carryforwards for the years ended September 30, 2022 and 2021. The Company utilized approximately $0.2 million in tax effected federal income tax carryforwards and approximately $0.4 million in federal tax credit carryforwards for the year ended September 30, 2020. The Company utilized less than $0.1 million in tax effected state income tax carryforwards for each of the years ended September 30, 2022, 2021 and 2020.

The Company did not have any uncertain tax positions as of September 30, 2022 and 2021.

The Company files income tax returns with federal, state and local tax authorities. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years 2018 and prior and is no longer subject to state and local income tax examinations for fiscal years 2017 and prior.

16. Defined Contribution Plan

The Company has a defined contribution retirement plan (the Retirement Plan) covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Employees may defer up to the annual maximum limit prescribed by the Code. The Company, on a discretionary basis, may match up to 25% of participant contributions up to a maximum annual employer match of $2,500. As of September 30, 2022, the Company had accrued $0.8 million for matching contributions to be paid out after the plan year ending December 31, 2022. Subsequent to each plan year ended December 31, 2021 and 2020, the Company funded matching contributions of $1.2 million to participants’ accounts.

17. Segment Reporting

The Company has one reporting segment: natural and organic retail stores. The Company’s revenue is derived from the sale of natural and organic products at its stores. All existing operations are domestic.

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

Legal

In January 2020, a former assistant store manager filed a putative class action lawsuit in the United States District Court for the District of Colorado on behalf of current and former assistant store managers alleging that the Company violated the Fair Labor Standards Act (FLSA) and Colorado labor laws by misclassifying the assistant store managers as exempt. The alleged violations relate to failure to pay for overtime work. In November 2020, the court granted plaintiffs’ motion for conditional certification with regard to the FLSA claim. Currently, there are 101 opt-in plaintiffs in the FLSA collective action. The litigation is in the discovery stage. The Company believes these claims are without merit and intends to defend the matter vigorously. Given the current stage of the case and the legal standards that must be met for, among other things, class certification, the Company is unable to reasonably estimate at this time the possible range of loss, if any, that may result from this action.

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

Summarized unaudited quarterly financial data for each fiscal year is as follows, dollars in thousands, except per share data:

Fiscal Year Ended September 30, 2022	Three months ended
	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
Net sales	$277,288	271,822	266,309	274,206
Cost of goods sold and occupancy costs	198,551	195,040	192,750	198,403
Gross profit	78,737	76,782	73,559	75,803
Store expenses	59,336	59,605	60,124	62,992
Administrative expenses	7,293	8,172	7,459	8,638
Pre-opening expenses	84	141	325	557
Operating income	12,024	8,864	5,651	3.616
Interest expense, net	(544)	(545)	(603)	(679)
Income before income taxes	11,480	8,319	5,048	2,937
Provision for income taxes	(2,565)	(1,962)	(1,115)	(777)
Net income	$8,915	6,357	3,933	2,160

Basic earnings per share	$0.39	0.28	0.17	0.10
Diluted earnings per share	$0.39	0.28	0.17	0.09

Fiscal Year Ended September 30, 2021	Three months ended
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Net sales	$265,045	259,198	258,624	272,649
Cost of goods sold and occupancy costs	192,020	187,371	187,082	196,855
Gross profit	73,025	71,827	71,542	75,794
Store expenses	60,330	58,422	57,086	58,748
Administrative expenses	7,304	6,358	7,273	7,420
Pre-opening expenses	189	341	135	255
Operating income	5,202	6,706	7,048	9,371
Interest expense, net	(510)	(603)	(586)	(572)
Income before income taxes	4,692	6,103	6,462	8,799
Provision for income taxes	(1,060)	(1,399)	(1,430)	(1,586)
Net income	$3,632	4,704	5,032	7,213

Basic earnings per share	$0.16	0.21	0.22	0.32
Diluted earnings per share	$0.16	0.21	0.22	0.32

20. Subsequent Events

On November 16, 2022, the Board approved a quarterly cash dividend of $0.10 per share, which will be paid on December 14, 2022 to stockholders of record as of the close of business on November 28, 2022.

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

We have assessed the effectiveness of our internal control over financial reporting as of September 30, 2022 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment of the design and related testing of the internal control over financial reporting, management concluded that, as of September 30, 2022, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting. KPMG LLP’s attestation report is included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information provided under the headings “Executive Officers and Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement on Schedule 14A for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2022 (the 2023 Proxy Statement). We have adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, including our principal executive, financial and accounting officers, employees, consultants and contractors. Our Code of Ethics is publicly available on our website at www.naturalgrocers.com and we will post any amendments to, or waivers from, a provision of this Code of Ethics by posting such information on our website, at the address specified above.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information in the 2023 Proxy Statement under the headings “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2023 Proxy Statement under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2023 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

Our independent registered accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185. The information required by this item is incorporated by reference to the information in the 2023 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements: See Part II, Item 8 of this Form 10-K.

2.

Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.	Exhibits:

EXHIBIT INDEX

Exhibit				Exhibit
Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form S-1	333-182186	3.1	July 5, 2012
3.2	Amended and Restated Bylaws	Form S-1	333-182186	3.2	July 5, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	Form S-1	333-182186	4.2	July 20, 2012
4.3	Form of Notice of Grant of Stock Unit Award	Form S-8	333-182886	4.2	July 27, 2012
4.4	Form of Registration Rights Agreement	Form S-1	333-182186	4.3	July 5, 2012
4.5	Form of Notice of Stock Grant Award	Form 10-K	001-35608	4.5	December 5, 2019
4.6	Description of Capital Stock	Form 10-K	001-35608	4.6	December 5, 2019
10.1	Second Amended and Restated Employment Agreement by and between Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc. and Sandra M. Buffa, dated June 26, 2012*	Form 10-Q	001-35608	10.1	January 29, 2015
10.2	Form of Omnibus Incentive Plan*	Form S-1	333-182186	10.16	July 5, 2012
10.3	Summary of Compensation Arrangements for Non-Employee Directors*	Form S-1/A	333-182186	10.17	June 29, 2012
10.4	Form of Indemnification Agreement*	Form S-1/A	333-182186	10.18	June 29, 2012
10.5	Shopping Center Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated January 1, 2010	Form S-1/A	333-182186	10.19	June 29, 2012
10.6	Ground lease by and between 3801 East Second Avenue, LLC and Vitamin Cottage Natural Food Markets, Inc., dated March 1, 2001	Form S-1/A	333-182186	10.20	June 29, 2012
10.7	Commercial Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1/A	333-182186	10.21	June 29, 2012
10.8	Lease by and between Chalet Properties, LLC and Boulder Vitamin Cottage Group, LLC, dated July 1, 2011	Form S-1/A	333-182186	10.24	June 29, 2012
10.9	Lease by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1/A	333-182186	10.25	June 29, 2012
10.10	Lease by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1/A	333-182186	10.26	June 29, 2012
10.11	Building Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated December 8, 2010	Form S-1/A	333-182186	10.27	June 29, 2012
10.12	Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated May 20, 2008#	Form S-1/A	333-182186	10.28	June 29, 2012
10.13	Addendum A to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated February 27, 2009#	Form S-1/A	333-182186	10.29	June 29, 2012

10.14	Agreement Addendum to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated March 10, 2012#	Form S-1/A	333-182186	10.30	June 29, 2012
10.15	Third Amendment to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated June 3, 2012#	Form S-1/A	333-182186	10.31	June 29, 2012
10.16	Form of Stockholders Agreement, by, between and among Natural Grocers by Vitamin Cottage, Inc. and the stockholders to be named therein	Form S-1	333-182186	10.32	July 12, 2012
10.17	Credit Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.39	January 28, 2016
10.18	Security and Pledge Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc., Vitamin Cottage Two Ltd. Liability Company, the other Obligors thereunder and Bank of America, N.A.	Form 10-Q	001-35608	10.40	January 28, 2016
10.19	Customer Distribution Agreement by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc. dated as of June 21, 2016#	Form 10-Q	001-35608	10.1	May 6, 2021
10.20	First Amendment to Credit Agreement dated as of May 10, 2016, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.42	July 28, 2016
10.21	Incentive Compensation Program*	Form 10-Q	001-35608	10.43	February 2, 2017
10.22	Second Amendment to Credit Agreement dated as of September 6, 2018, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 10-K	001-35608	10.44	December 7, 2018
10.23	Autoborrow Agreement dated as of September 6, 2018, by and between Vitamin Cottage Natural Food Markets, Inc. and Bank of America, N.A.	Form 10-K	001-35608	10.45	December 7, 2018
10.24	Employment offer letter to Todd Dissinger dated December 5, 2017*	Form 10-Q	001-35608	10.46	February 1, 2018
10.25	Notice of Grant of Stock Unit Award to Todd Dissinger dated January 2, 2018*	Form 10-Q	001-35608	10.47	February 1, 2018
10.26	Amendment dated as of May 25, 2018 to Customer Distribution Agreement dated as of June 21, 2016 by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc.#	Form 10-Q	001-35608	10.48	August 2, 2018
10.27	Natural Grocers by Vitamin Cottage, Inc. 2012 Omnibus Incentive Plan, as amended*	Form 8-K	001-35608	10.49	March 8, 2019
10.28	First Amendment to Lease dated as of July 31, 2019 by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.49	August 1, 2019
10.29	Third Amendment to Credit Agreement dated as of November 13, 2019, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 10-K	001-35608	10.51	December 5, 2019

10.30	Amended and Restated Lease, dated August 3, 2020, between Chalet Properties of Pueblo, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.1	August 6, 2020
10.31	Fourth Amendment to Credit Agreement dated as of November 18, 2020, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 8-K	001-35608	10.1	November 24, 2020
10.32	Fifth Amendment to Credit Agreement dated as of September 16, 2021, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 8-K	001-35608	10.1	September 16, 2021
10.33	Lease, dated May 4, 2022, between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10 Q	001-35608	10.1	May 5, 2022
14	Code of Ethics	Form 10-K	001-35608	14	December 13, 2012
21.1	List of subsidiaries	Form 10-K	001-35608	21.1	December 13, 2012
23.1	Consent of KPMG LLP	—	—	—	—
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.3	Certification of Todd Dissinger, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	—	—	—	—

101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 8, 2022.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely,
Its Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEMPER ISELY	(Principal Executive Officer, Co-President,
Kemper Isely	Director)	December 8, 2022

/s/ ZEPHYR ISELY	(Principal Executive Officer, Co-President,
Zephyr Isely	Director)	December 8, 2022

/s/ TODD DISSINGER	(Principal Financial and Accounting Officer,
Todd Dissinger	Chief Financial Officer)	December 8, 2022

/s/ ELIZABETH ISELY	Director
Elizabeth Isely		December 8, 2022

/s/ HEATHER ISELY	Director
Heather Isely		December 8, 2022

/s/ EDWARD CERKOVNIK	Director
Edward Cerkovnik		December 8, 2022

/s/ RICHARD HALLé	Director
Richard Hallé		December 8, 2022

/s/ DAVID ROONEY	Director	December 8, 2022
David Rooney