Form 10-Q
period 2022-12-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2023-02-02
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 30, 2023 was 22,724,991.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2022

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example, “fiscal year 2023” refers to the year from October 1, 2022 to September 30, 2023).

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, national, regional or local political, economic, inflationary, deflationary, recessionary, business, interest rates, labor market, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those referenced in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	December 31, 2022	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$16,939	12,039
Accounts receivable, net	7,985	10,496
Merchandise inventory	111,375	113,756
Prepaid expenses and other current assets	3,834	4,369
Total current assets	140,133	140,660
Property and equipment, net	159,230	157,179
Other assets:
Operating lease assets, net	299,716	307,132
Finance lease assets, net	44,252	43,554
Deposits and other assets	436	452
Goodwill and other intangible assets, net	14,762	14,131
Total other assets	359,166	365,269
Total assets	$658,529	663,108

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,511	71,283
Accrued expenses	24,027	26,737
Term loan facility, current portion	1,750	1,750
Operating lease obligations, current portion	34,945	34,735
Finance lease obligations, current portion	3,305	3,223
Total current liabilities	139,538	137,728
Long-term liabilities:
Term loan facility, net of current portion	11,938	13,938
Operating lease obligations, net of current portion	287,114	295,064
Finance lease obligations, net of current portion	45,633	44,664
Deferred income tax liabilities, net	16,120	15,902
Total long-term liabilities	360,805	369,568
Total liabilities	500,343	507,296
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, and 22,712,449 and 22,690,188 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	23	23
Additional paid-in capital	58,311	58,072
Retained earnings	99,852	97,717
Total stockholders’ equity	158,186	155,812
Total liabilities and stockholders’ equity	$658,529	663,108

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,
	2022	2021
Net sales	$280,457	277,288
Cost of goods sold and occupancy costs	201,738	198,551
Gross profit	78,719	78,737
Store expenses	63,596	59,336
Administrative expenses	8,253	7,293
Pre-opening expenses	453	84
Operating income	6,417	12,024
Interest expense, net	(796)	(544)
Income before income taxes	5,621	11,480
Provision for income taxes	(1,214)	(2,565)
Net income	$4,407	8,915

Net income per share of common stock:
Basic	$0.19	0.39
Diluted	$0.19	0.39
Weighted average number of shares of common stock outstanding:
Basic	22,708,644	22,639,994
Diluted	22,801,450	22,752,725

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended December 31,
	2022	2021
Operating activities:
Net income	$4,407	8,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,062	7,113
Impairment of long-lived assets	—	95
Loss (gain) on disposal of property and equipment	3	(14)
Share-based compensation	357	294
Deferred income tax expense	218	347
Non-cash interest expense	5	7
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	2,296	(1,099)
Merchandise inventory	2,381	(1,207)
Prepaid expenses and other assets	(7)	(762)
Income tax receivable	533	—
Operating lease assets	8,172	7,873
(Decrease) increase in:
Operating lease liabilities	(8,281)	(8,157)
Accounts payable	6,771	(553)
Accrued expenses	(2,710)	(793)
Net cash provided by operating activities	21,207	12,059
Investing activities:
Acquisition of property and equipment	(10,413)	(4,656)
Acquisition of other intangibles	(883)	(718)
Proceeds from sale of property and equipment	21	—
Proceeds from property insurance settlements	—	58
Net cash used in investing activities	(11,275)	(5,316)
Financing activities:
Borrowings under revolving facility	125,000	3,200
Repayments under revolving facility	(125,000)	(3,200)
Repayments under term loan facility	(2,000)	(2,000)
Finance lease obligation payments	(642)	(739)
Dividend to shareholders	(2,272)	(2,263)
Payments on withholding tax for restricted stock unit vesting	(118)	(123)
Net cash used in financing activities	(5,032)	(5,125)
Net increase in cash and cash equivalents	4,900	1,618
Cash and cash equivalents, beginning of period	12,039	23,678
Cash and cash equivalents, end of period	$16,939	25,296
Supplemental disclosures of cash flow information:
Cash paid for interest	$272	189
Cash paid for interest on finance lease obligations, net of capitalized interest of $78 and $66, respectively	490	424
Income taxes paid	2	85
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$4,295	1,506
Acquisition of other intangibles not yet paid	138	307
Property acquired through operating lease obligations	756	5,052
Property acquired through finance lease obligations	1,694	—

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2022 and 2021

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –
	$0.001 par value		Additional		Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	stockholders’ equity
Balances September 30, 2022	22,690,188	$23	$58,072	$97,717	$155,812
Net income	—	—	—	4,407	4,407
Share-based compensation	—	—	239	—	239
Issuance of common stock	22,261	—	—	—	—
Cash dividends	—	—	—	(2,272)	(2,272)
Balances December 31, 2022	22,712,449	$23	$58,311	$99,852	$158,186

	Common stock –
	$0.001 par value		Additional		Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	stockholders’ equity
Balances September 30, 2021	22,620,417	$23	$57,289	$85,419	$142,731
Net income	—	—	—	8,915	8,915
Share-based compensation	—	—	171	—	171
Issuance of common stock	23,473	—	—	—	—
Cash dividends	—	—	—	(2,263)	(2,263)
Balances December 31, 2021	22,643,890	$23	$57,460	$92,071	$149,554

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

December 31, 2022 and 2021

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, dietary supplements and body care products. The Company operated 165 and 164 stores as of December 31, 2022 and September 30, 2022, respectively, in 21 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, “Income Taxes,” Topic 740, “Simplifying the Accounting for Income Taxes” (ASU 2019-12). The new guidance simplified the accounting for income taxes by removing certain exceptions to the general principles and also simplified areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The provisions of ASU 2019-12 were effective for the Company’s first quarter of the fiscal year ending September 30, 2022. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements for the three months ended December 31, 2022 and 2021.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” Topic 848, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04), which was subsequently amended by a standard update in December 2022. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. As amended, the guidance only applies to modifications made prior to December 31, 2024. On December 15, 2022, the Company amended the Credit Facility to, among other things, remove and replace the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on the Secured Overnight Financing Rate (SOFR). The Company elected to apply ASU 2020-04’s amendments for contract modifications during the first quarter of the fiscal year ending September 30, 2023. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements for the three months ended December 31, 2022.

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

The balance of contract liabilities related to unredeemed gift cards was $1.6 million and $1.3 million as of December 31, 2022 and September 30, 2022, respectively. Revenue for the three months ended December 31, 2022 and 2021 includes $0.3 million and $0.5 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2022 and 2021, respectively.

Loyalty program points are accrued as deferred revenue at the retail value per point, net of estimated breakage based on historical redemption rates experienced within the loyalty program. Loyalty points are forfeited at the end of each calendar year.

The following table disaggregates the Company’s revenue by product category for the three months ended December 31, 2022 and 2021, dollars in thousands and as a percentage of net sales:

	Three months ended December 31,
	2022		2021
Grocery	$197,358	70%	192,029	69%
Dietary supplements	56,583	20	58,072	21
Body care, pet care and other	26,516	10	27,187	10
	$280,457	100%	277,288	100%

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

Presented below are basic and diluted EPS for the three months ended December 31, 2022 and 2021, dollars in thousands, except per share data:

	Three months ended December 31,
	2022	2021
Net income	$4,407	8,915

Weighted average number of shares of common stock outstanding	22,708,644	22,639,994
Effect of dilutive securities	92,806	112,731
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,801,450	22,752,725

Basic earnings per share	$0.19	0.39
Diluted earnings per share	$0.19	0.39

There were 130,191 and 9,982 non-vested RSUs for the three months ended December 31, 2022 and 2021, respectively, excluded from the calculation of diluted EPS as they were antidilutive.

5. Debt

Credit Facility

The Company is party to a Credit Facility, entered into on January 28, 2016 and subsequently amended, consisting of a $50.0 million revolving loan facility (the Revolving Facility) and a $35.0 million term loan facility (the Term Loan Facility, and together with the Revolving Facility, the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The revolving commitment amount under the Revolving Facility is $50.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date without premium or penalty. The Credit Facility matures on November 13, 2024. Base rate loans under the Credit Facility bear interest at a fluctuating base rate, as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the Eurodollar rate plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Eurodollar rate borrowings under the Credit Facility bear interest based on SOFR, the successor rate to LIBOR, for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is based upon the Company’s consolidated leverage ratio. The Company is required to repay principal amounts outstanding under the Term Loan Facility in equal installments of approximately $0.4million on the last day of each fiscal quarter, beginning on March 31, 2021 and ending on September 30, 2024, with the remaining principal amount payable on the maturity date. Amounts repaid on the Term Loan Facility may not be reborrowed.

The Credit Facility requires compliance with certain customary operational and financial covenants, including a leverage ratio. The Credit Facility also contains certain other customary limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions, among other limitations. Additionally, the Credit Facility prohibits the payment of cash dividends to the holding company from the operating company without the administrative agent’s consent, provided that so long as no default or event of default exists or would arise as a result thereof, the operating company may pay cash dividends to the holding company in an amount sufficient to allow the holding company to: (i) pay various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business and (ii) repurchase shares of common stock and pay dividends on the Company’s common stock in an aggregate amount not to exceed $12.5 million during any fiscal year.

On November 18, 2020, the Company amended the Credit Facility to provide for the Term Loan Facility and to permit payment of a one-time dividend of up to $50.0 million no later than December 31, 2020. On December 15, 2022, the Company further amended the Credit Facility to (i) remove and replace the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on SOFR and (ii) increase the Company’s restricted payment capacity, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $12.5 million during any fiscal year.

The Company had no amounts outstanding under the Revolving Facility as of December 31, 2022 and September 30, 2022. The Company had undrawn, issued and outstanding letters of credit of $1.1 million as of December 31, 2022 and September 30, 2022, which were reserved against the amount available for borrowing under the terms of the Revolving Facility. The Company had $48.9 million available for borrowing under the Revolving Facility as of December 31, 2022 and September 30, 2022. The Company had $13.7 million outstanding under its fully drawn Term Loan Facility as of December 31, 2022.

As of December 31, 2022 and September 30, 2022, the Company was in compliance with all covenants under the Credit Facility.

Lease Obligations

The Company had 22 and 21 leases that were classified as finance leases as of December 31, 2022 and September 30, 2022, respectively. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $0.9 million and $0.6 million for the three months ended December 31, 2022 and 2021, respectively. Interest expense for the three months ended December 31, 2022 and 2021 relates primarily to interest on finance lease obligations and the Credit Facility. The Company capitalized interest of $0.1 million for each of the three months ended December 31, 2022 and 2021, respectively.

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

The Company did not repurchase any shares of common stock during the three months ended December 31, 2022 and 2021. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million.

During the three months ended December 31, 2022 and 2021, the Company reissued no treasury shares. At December 31, 2022 and September 30, 2022, the Company held no shares in treasury.

Dividends

The Company paid a quarterly cash dividend of $0.10 per share of common stock in each of the first quarters of fiscal years 2023 and 2022.

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

Most leases include one or more options to renew, with renewal terms normally expressed in periods of five-to-ten-year increments. The exercise of lease renewal options is at the Company’s sole discretion. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option.

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

The Company has four operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 12). The leases began at various times with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases are similar to leases that would be entered into with nonrelated parties and are at prevailing market rental rates. As of December 31, 2022, these leases accounted for $6.7 million of right-of-use assets and $6.8 million of lease liabilities included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for each of the three months ended December 31, 2022 and 2021.

The components of total lease cost for the three months ended December 31, 2022 and 2021 were as follows, dollars in thousands:

		Three months ended
		December 31,
Lease cost	Classification	2022	2021
Operating lease cost:
	Cost of goods sold and occupancy costs	$10,903	10,730
	Store expenses	98	80
	Administrative expenses	77	76
	Pre-opening expense	80	—
Finance lease cost:
Depreciation of right-of-use assets	Store expenses	907	974
	Pre-opening expenses	113	—
Interest on lease liabilities	Interest expense, net	443	490
	Pre-opening expenses	124	—
Short-term lease cost	Store expenses	671	609
Variable lease cost	Cost of goods sold and occupancy costs(1)	1,504	1,398
Sublease income	Store expenses	(74)	(108)
Total lease cost		$14,846	14,249

(1) Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three months ended December 31, 2022 and 2021 were as follows, dollars in thousands:

	Three months ended
	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,267	11,159
Operating cash flows from finance leases	568	490
Financing cash flows from finance leases	642	739
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	756	5,052
Finance leases	1,694	—
Weighted-average remaining lease term (in years):
Operating leases	10.6	10.9
Finance leases	14.3	11.7
Weighted-average discount rate:
Operating leases	3.7%	3.6
Finance leases	4.8%	5.0

In the three months ended December 31, 2021, the Company incurred an impairment charge of $0.1 million related to operating right-of-use assets associated with an early store relocation.

Future lease payments under non-cancellable leases as of December 31, 2022 were as follows, dollars in thousands:

Fiscal year	Operating leases	Finance leases	Total
Remainder of 2023	$34,735	3,933	38,668
2024	44,949	5,678	50,627
2025	43,307	5,688	48,995
2026	40,247	5,731	45,978
2027	37,934	5,775	43,709
Thereafter	191,391	40,882	232,273
Total future undiscounted lease payments	392,563	67,687	460,250
Less imputed interest	(70,504)	(18,749)	(89,253)
Total reported lease liability	322,059	48,938	370,997
Less current portion	(34,945)	(3,305)	(38,250)
Noncurrent lease liability	$287,114	45,633	332,747

The table above excludes $14.5 million of legally binding minimum lease payments for leases that had been executed as of December 31, 2022 but whose terms had not yet commenced.

8. Property and Equipment

The Company had the following property and equipment balances as of December 31, 2022 and September 30, 2022, dollars in thousands:

		As of
	Useful lives (in years)	December 31, 2022	September 30, 2022
Construction in process	n/a	$8,196	8,651
Land	n/a	6,746	6,746
Buildings	16 – 40	46,469	43,010
Land improvements	1 – 24	1,866	1,822
Leasehold and building improvements	1 – 25	164,852	163,721
Fixtures and equipment	5 – 7	153,378	151,242
Computer hardware and software	3 – 5	26,911	25,545
		408,418	400,737
Less accumulated depreciation and amortization		(249,188)	(243,558)
Property and equipment, net		$159,230	157,179

Depreciation and amortization expense for the three months ended December 31, 2022 and 2021 is summarized as follows, dollars in thousands:

	Three months ended December 31,
	2022	2021
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$258	239
Depreciation and amortization expense included in store expenses	6,303	6,527
Depreciation and amortization expense included in administrative expenses	388	347
Depreciation and amortization expense included in pre-opening expenses	113	—
Total depreciation and amortization expense	$7,062	7,113

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of December 31, 2022 and September 30, 2022, dollars in thousands:

		As of
	Useful lives (in years)	December 31, 2022	September 30, 2022
Amortizable intangible assets:
Other intangibles	0.5	$12,542	11,965
Less accumulated amortization		(4,202)	(3,827)
Amortizable intangible assets, net		8,340	8,138
Other intangibles in process		802	369
Trademarks	Indefinite	389	389
Deferred financing costs, net	3 - 5	33	37
Total other intangibles, net		9,564	8,933
Goodwill	Indefinite	5,198	5,198
Total goodwill and other intangibles, net		$14,762	14,131

10. Accrued Expenses

The composition of accrued expenses as of December 31, 2022 and September 30, 2022 is summarized as follows, dollars in thousands:

	As of
	December 31,	September 30,
	2022	2022
Payroll and employee-related expenses	$10,233	14,527
Accrued property, sales and use tax payable	8,441	8,450
Accrued marketing expenses	646	153
Deferred revenue related to gift card sales	2,202	1,757
Other	2,505	1,850
Total accrued expenses	$24,027	26,737

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

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases (see Note 7) with Chalet. Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.2 million for each of the three months ended December 31, 2022 and 2021.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 7) with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.1 million for each of the three months ended December 31, 2022 and 2021.

FTVC LLC: The Company has one operating lease (see Note 7) for a store location with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the three months ended December 31, 2022 and 2021.

13. Commitments and Contingencies

In January 2020, a former assistant store manager filed a putative class action lawsuit in the United States District Court for the District of Colorado on behalf of current and former assistant store managers alleging that the Company violated the Fair Labor Standards Act (“FLSA”) and Colorado labor laws by misclassifying the assistant store managers as exempt. The alleged violations relate to failure to pay for overtime work. In November 2020, the court granted plaintiffs’ motion for conditional certification with regard to the FLSA claim. Currently, there are 100 opt-in plaintiffs in the FLSA collective action. In December 2022, pre-trial motions were filed by both parties, including a motion filed by the Company to decertify the FLSA collective action. These pre-trial motions are before the court. The Company believes these claims are without merit and intends to defend the matter vigorously. Given the current stage of the case and the legal standards that must be met for, among other things, class certification, the Company is unable to reasonably estimate at this time the possible range of loss, if any, that may result from this action.

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

14. Subsequent Event

On February 1, 2023, the Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on March 15, 2023 to stockholders of record as of the close of business on February 27, 2023.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, dietary supplements and body care products that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of December 31, 2022, we operated 165 stores in 21 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

Our stores range from approximately 7,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2022, we increased our store count at a compound annual growth rate of 3.2%. In fiscal year 2022, we opened three new stores, relocated/remodeled two existing stores and closed one store. We plan to open four to six new stores and relocate/remodel one to two stores in fiscal year 2023. As of the date of this report, we have signed leases for an additional three new stores that we plan to open in fiscal years 2023 and beyond. During the three months ended December 31, 2022, we opened one new store and did not relocate/remodel any stores. Between January 1, 2023 and the date of this Form 10-Q, we opened one new store and did not relocate/remodel any stores.

Performance Highlights

Key highlights of our performance for the three months ended December 31, 2022 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $280.5 million for the three months ended December 31, 2022, an increase of $3.2 million, or 1.1%, compared to net sales of $277.3 million for the three months ended December 31, 2021.

●	Daily average comparable store sales. Daily average comparable store sales for the three months ended December 31, 2022 increased 0.5% compared to the three months ended December 31, 2021.

●	Net income. Net income was $4.4 million for the three months ended December 31, 2022 compared to net income of $8.9 million for the three months ended December 31, 2021.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $13.5 million for the three months ended December 31, 2022, a decrease of $5.7 million, or 29.6%, compared to $19.1 million for the three months ended December 31, 2021. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $13.8 million for the three months ended December 31, 2022, a decrease of $5.7 million, or 29.1%, compared to Adjusted EBITDA of $19.5 million for the three months ended December 31, 2021. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of December 31, 2022, cash and cash equivalents was $16.9 million, and there was $48.9 million available for borrowing under our Revolving Facility, net of undrawn, issued and outstanding letters of credit of $1.1 million.

●

New store growth. We opened one new store during the three months ended December 31, 2022. We operated a total of 165 stores as of December 31, 2022. We plan to open a total of four to six new stores in fiscal year 2023, which would result in an annual new store growth rate of between 2.4% and 3.7% for fiscal year 2023.

●	Store Relocations/Remodels. We did not relocate/remodel any stores during the three months ended December 31, 2022.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends and political environment. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, levels of disposable consumer income, consumer debt, interest rates, inflation or deflation, periods of recession and growth, the price of commodities, the political environment and consumer confidence. Furthermore, our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, including unemployment benefits. A number of macroeconomic and global trends have impacted our business. The current labor market has impacted our ability to retain and attract store Crew members and we continue to be challenged by labor shortages broadly impacting the retail industry. We have invested in increased wages for our store Crew members and may be required to do so in the future. As a result of current global supply chain issues, partially attributable to the COVID-19 pandemic and the war in Ukraine, we have on occasion experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain, although certain products may be in relatively short supply or unavailable from time to time.

During fiscal year 2022 and the first quarter of fiscal year 2023, the costs of certain goods we sell were impacted by levels of inflation higher than we have experienced in recent years, resulting in part from supply disruptions, the military conflict between Ukraine and Russia, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, disruptions caused by the COVID‐19 pandemic and the uncertain economic environment. In the aggregate, management estimates that the Company experienced annualized cost inflation of approximately 8% in the first quarter of fiscal year 2023. Cost inflation estimates are based on individual like items sold during the periods being compared. The impact of inflation on our sales and profitability is influenced in part by our ability to adjust our retail prices accordingly. While we have been able to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future.

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

We expect the rate of new store unit growth in the foreseeable future to be dependent upon economic and business conditions and other factors, including construction permitting and the availability of construction materials and equipment. We believe there are opportunities for us to continue to expand our store base, expand profitability and increase comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery, dietary supplement, and body care products industries and regional and general economic conditions, including inflationary or recessionary trends. We believe there are opportunities for increased leverage of costs and increased economies of scale in sourcing products. However, due to the fixed nature of certain of our costs (in particular, our rent obligations and related occupancy costs), our ability to leverage costs may be limited.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended December 31,
	2022	2021
Statements of Income Data:*
Net sales	100.0%	100.0
Cost of goods sold and occupancy costs	71.9	71.6
Gross profit	28.1	28.4
Store expenses	22.7	21.4
Administrative expenses	2.9	2.6
Pre-opening expenses	0.2	0.0
Operating income	2.3	4.3
Interest expense, net	(0.3)	(0.2)
Income before income taxes	2.0	4.1
Provision for income taxes	(0.4)	(0.9)
Net income	1.6%	3.2
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	165	162
Number of new stores opened during the period	1	0
Number of stores relocated or remodeled during the period	0	1
Twelve-month store unit growth rate	1.9%	1.3
Change in daily average comparable store sales	0.5%	3.8

Three months ended December 31, 2022 compared to the three months ended December 31, 2021

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended December 31,		Change In
	2022	2021	Dollars	Percent
Statements of Income Data:
Net sales	$280,457	277,288	3,169	1.1%
Cost of goods sold and occupancy costs	201,738	198,551	3,187	1.6
Gross profit	78,719	78,737	(18)	0.0
Store expenses	63,596	59,336	4,260	7.2
Administrative expenses	8,253	7,293	960	13.2
Pre-opening expenses	453	84	369	439.3
Operating income	6,417	12,024	(5,607)	(46.6)
Interest expense, net	(796)	(544)	(252)	46.3
Income before income taxes	5,621	11,480	(5,859)	(51.0)
Provision for income taxes	(1,214)	(2,565)	1,351	(52.7)
Net income	$4,407	8,915	(4,508)	(50.6)

Net sales

Net sales increased $3.2 million, or 1.1%, to $280.5 million for the three months ended December 31, 2022 compared to $277.3 million for the three months ended December 31, 2021, due to a $2.7 million increase in new store sales and a $1.4 million increase in comparable store sales, partially offset by a $0.9 million decrease in net sales related to one store that closed at the beginning of the third quarter of fiscal year 2022. Daily average comparable store sales increased 0.5% for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The daily average comparable store sales increase resulted from a 1.7% increase in daily average transaction size and a 1.2% decrease in daily average transaction count. Comparable store average transaction size was $46.10 for the three months ended December 31, 2022. The increase in net sales during the three months ended December 31, 2022 was primarily driven by retail price inflation, new store sales and marketing initiatives, partially offset by a moderation of the strong pandemic trends we experienced in the first quarter of fiscal year 2022.

Gross profit

Gross profit remained the same at $78.7 million for each of the three months ended December 31, 2022 and 2021. Gross profit reflects earnings after product and occupancy costs. Gross margin decreased to 28.1% for the three months ended December 31, 2022 compared to 28.4% for the three months ended December 31, 2021. The decrease in gross margin during the three months ended December 31, 2022 was primarily driven by lower product margin attributed to higher shrink, freight and distribution expenses.

Store expenses

Store expenses increased $4.3 million, or 7.2%, to $63.6 million for the three months ended December 31, 2022 compared to $59.3 million for the three months ended December 31, 2021. Store expenses as a percentage of net sales were 22.7% and 21.4% for the three months ended December 31, 2022 and 2021, respectively. The increase in store expenses as a percentage of net sales was primarily driven by higher labor expense as a result of increased wage rates.

Administrative expenses

Administrative expenses increased $1.0 million, or 13.2%, to $8.3 million for the three months ended December 31, 2022 compared to $7.3 million for the three months ended December 31, 2021. The increase in administrative expenses was primarily driven by higher salaries and benefits, technology amortization and legal expenses. Administrative expenses as a percentage of net sales were 2.9% and 2.6% for the three months ended December 31, 2022 and 2021, respectively.

Pre-opening expenses

Pre-opening expenses were $0.5 million for the three months ended December 31, 2022 compared to $0.1 million for the three months ended December 31, 2021.

Interest expense, net

Interest expense, net of capitalized interest, was $0.8 million for the three months ended December 31, 2022 compared to $0.5 million for the three months ended December 31, 2021.

Income taxes

Income tax expense decreased $1.4 million for the three months ended December 31, 2022 to $1.2 million compared to $2.6 million for the three months ended December 31, 2021. The Company’s effective income tax rate was approximately 21.6% and 22.3% for the three months ended December 31, 2022 and 2021, respectively.

Net income

Net income was $4.4 million, or $0.19 diluted earnings per share, for the three months ended December 31, 2022 compared to $8.9 million, or $0.39 diluted earnings per share, for the three months ended December 31, 2021.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended December 31,
	2022	2021
Net income	$4,407	8,915
Interest expense, net	796	544
Provision for income taxes	1,214	2,565
Depreciation and amortization	7,062	7,113
EBITDA	13,479	19,137
Impairment of long-lived assets	—	95
Share-based compensation	357	294
Adjusted EBITDA	$13,836	19,526

EBITDA decreased 29.6% to $13.5 million for the three months ended December 31, 2022 compared to $19.1 million for the three months ended December 31, 2021. EBITDA as a percentage of net sales was 4.8% and 6.9% for the three months ended December 31, 2022 and 2021, respectively.

Adjusted EBITDA decreased 29.1% to $13.8 million for the three months ended December 31, 2022 compared to $19.5 million for the three months ended December 31, 2021. Adjusted EBITDA as a percentage of net sales was 4.9% and 7.0% for the three months ended December 31, 2022 and 2021, respectively.

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

Our competitors may define EBITDA and Adjusted EBITDA differently, and as a result, our measures of EBITDA and Adjusted EBITDA may not be directly comparable to EBITDA and Adjusted EBITDA of other companies. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and Adjusted EBITDA are supplemental measures of operating performance that do not represent and should not be considered in isolation or as an alternative to, or substitute for, net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

●	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

●	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA and Adjusted EBITDA do not reflect any depreciation or interest expense for leases classified as finance leases;

●	EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

●	Adjusted EBITDA does not reflect share-based compensation, impairment charges, and store closing costs;

●	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes; and

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Revolving Facility. Our Credit Facility consists of the $50.0 million Revolving Facility and the fully drawn $35.0 million Term Loan Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, cash dividends, and corporate taxes. As of December 31, 2022, we had $16.9 million in cash and cash equivalents and $48.9 million available for borrowing under our Revolving Facility. On November 18, 2020, we entered into the $35.0 million Term Loan Facility maturing November 13, 2024.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program – most recently in May 2022 – and the program will terminate (unless further extended) on May 31, 2024. We did not repurchase any shares during the three months ended December 31, 2022. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.3 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Revolving Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

On February 1, 2023, our Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on March 15, 2023 to stockholders of record as of the close of business on February 27, 2023. We paid a quarterly cash dividend of $0.10 per share of common stock in the three months ended December 31, 2022.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Three months ended December 31,
	2022	2021
Net cash provided by operating activities	$21,207	12,059
Net cash used in investing activities	(11,275)	(5,316)
Net cash used in financing activities	(5,032)	(5,125)
Net increase in cash and cash equivalents	4,900	1,618
Cash and cash equivalents, beginning of period	12,039	23,678
Cash and cash equivalents, end of period	$16,939	25,296

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, impairment of long-lived assets and store closing costs, share-based compensation, and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $9.1 million, or 75.9%, to $21.2 million for the three months ended December 31, 2022 compared to $12.1 million for the three months ended December 31, 2021. The increase in cash provided by operating activities was primarily due to an increase in cash provided by working capital, partially offset by a decrease in cash provided by net income as adjusted for non-cash items.

Investing Activities

Net cash used in investing activities increased $6.0 million, or 112.1%, to $11.3 million for the three months ended December 31, 2022 compared to $5.3 million for the three months ended December 31, 2021. This increase was primarily the result of increases in property and equipment of $5.8 million and other intangibles of $0.2 million during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, due to the impact of the timing of new store openings, relocations/remodels, and software projects under development.

We plan to spend approximately $16.7 million to $23.7 million on capital expenditures during the remainder of fiscal year 2023 in connection with three to five new store openings and one to two store relocations/remodels. We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.4 million per store.

Acquisition of property and equipment not yet paid increased $2.8 million to $4.3 million for the three months ended December 31, 2022 compared to $1.5 million for the three months ended December 31, 2021 due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used in financing activities was $5.0 million for the three months ended December 31, 2022 compared to $5.1 million for the three months ended December 31, 2021.

Credit Facility

The revolving commitment amount under the Revolving Facility is $50.0 million, including a $5.0 million sub-limit for standby letters of credit. We borrowed $35.0 million under the Term Loan Facility in December 2020. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and Vitamin Cottage Two Ltd. Liability Company (VC2). The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date without premium or penalty. On November 18, 2020, we amended the Credit Facility to provide for the Term Loan Facility and permit payment of a one-time dividend of up to $50.0 million no later than December 31, 2020. On December 15, 2022, we further amended the Credit Facility to (i) remove and replace the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on SOFR and (ii) increase the Company’s restricted payment capacity, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $12.5 million during any fiscal year.

Base rate borrowings under the Credit Facility bear interest at a fluctuating base rate as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the Eurodollar rate plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Eurodollar rate borrowings under the Credit Facility bear interest based on SOFR for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is also based upon the Company’s consolidated leverage ratio. The Company is required to repay principal amounts outstanding under the Term Loan Facility in equal quarterly installments of approximately $0.4 million on the last day of each fiscal quarter, commencing on March 31, 2021 and ending on September 30, 2024. Amounts repaid on the Term Loan Facility may not be reborrowed.

The Credit Facility requires compliance with certain customary operational and financial covenants, including a consolidated leverage ratio. The Credit Facility also contains certain other customary limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions, among other limitations. Additionally, the Credit Facility prohibits the payment of cash dividends to the holding company from the operating company without the required lenders’ consent, provided that so long as no default exists or would arise as a result thereof, the operating company may pay cash dividends to the holding company in an amount sufficient to allow the holding company to: (i) pay various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business and (ii) repurchase shares of common stock and pay dividends on our common stock in an aggregate amount not to exceed $12.5 million during any fiscal year.

We had no amounts outstanding under the Revolving Facility as of December 31, 2022 and September 30, 2022. As of December 31, 2022 and September 30, 2022, we had undrawn, issued and outstanding letters of credit of $1.1 million, which were reserved against the amount available for borrowing under the Revolving Facility. We had $48.9 million available for borrowing under the Revolving Facility as of December 31, 2022 and September 30, 2022. We had $13.7 million of outstanding borrowings under the fully drawn Term Loan Facility as of December 31, 2022.

As of December 31, 2022 and September 30, 2022, the Company was in compliance with all covenants under the Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As disclosed above, on December 15, 2022, the Company amended the Credit Facility to, among other things, remove and replace the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on SOFR. The transition from SOFR to LIBOR as the reference rate under the Credit Facility has not had, and is not expected to have in the future, a material effect on the Company’s liquidity or access to credit. There have been no other material changes regarding our market risk position from the information provided under Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

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
3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 5, 2012, File No. 333-182186)

3.2

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 5, 2012, File No. 333-182186)

10.1

Sixth Amendment to Credit Agreement dated as of December 15, 2022, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the lenders party, and Bank of America, N.A as Administrative Agent, L/C Issuer and Swing Line Lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2022)

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 (unaudited) and September 30, 2022, (ii) Consolidated Statements of Income for the three months ended December 31, 2022 and 2021 (unaudited), (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2022 and 2021 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2022 and 2021 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on February 2, 2023.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)