Form 10-Q
period 2023-03-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2023-05-04
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 1, 2023 was 22,734,497.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2023

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2023	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$18,965	12,039
Accounts receivable, net	6,923	10,496
Merchandise inventory	116,053	113,756
Prepaid expenses and other current assets	3,837	4,369
Total current assets	145,778	140,660
Property and equipment, net	157,707	157,179
Other assets:
Operating lease assets, net	290,611	307,132
Finance lease assets, net	43,191	43,554
Deposits and other assets	422	452
Goodwill and other intangible assets, net	14,337	14,131
Total other assets	348,561	365,269
Total assets	$652,046	663,108

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,714	71,283
Accrued expenses	25,006	26,737
Term loan facility, current portion	1,750	1,750
Operating lease obligations, current portion	34,917	34,735
Finance lease obligations, current portion	3,365	3,223
Total current liabilities	140,752	137,728
Long-term liabilities:
Term loan facility, net of current portion	9,938	13,938
Operating lease obligations, net of current portion	278,482	295,064
Finance lease obligations, net of current portion	44,816	44,664
Deferred income tax liabilities, net	16,051	15,902
Total long-term liabilities	349,287	369,568
Total liabilities	490,039	507,296
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, and 22,726,979 and 22,690,188 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	23	23
Additional paid-in capital	58,519	58,072
Retained earnings	103,465	97,717
Total stockholders’ equity	162,007	155,812
Total liabilities and stockholders’ equity	$652,046	663,108

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Net sales	$283,245	271,822	563,702	549,110
Cost of goods sold and occupancy costs	200,768	195,040	402,506	393,591
Gross profit	82,477	76,782	161,196	155,519
Store expenses	65,192	59,605	128,788	118,941
Administrative expenses	8,605	8,172	16,858	15,465
Pre-opening expenses	249	141	702	225
Operating income	8,431	8,864	14,848	20,888
Interest expense, net	(834)	(545)	(1,630)	(1,089)
Income before income taxes	7,597	8,319	13,218	19,799
Provision for income taxes	(1,713)	(1,962)	(2,927)	(4,527)
Net income	$5,884	6,357	10,291	15,272

Net income per share of common stock:
Basic	$0.26	0.28	0.45	0.67
Diluted	$0.26	0.28	0.45	0.67
Weighted average number of shares of common stock outstanding:
Basic	22,725,462	22,660,477	22,716,880	22,650,123
Diluted	22,824,673	22,819,526	22,809,189	22,790,114

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended March 31,
	2023	2022
Operating activities:
Net income	$10,291	15,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,216	14,020
Impairment of long-lived assets	871	95
Loss on disposal of property and equipment	3	85
Share-based compensation	713	590
Deferred income tax expense	149	107
Non-cash interest expense	9	12
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	3,358	1,062
Merchandise inventory	(2,297)	(6,104)
Prepaid expenses and other assets	373	(623)
Income tax receivable	166	—
Operating lease assets	16,406	15,787
(Decrease) increase in:
Operating lease liabilities	(16,940)	(12,748)
Accounts payable	9,270	1,712
Accrued expenses	(1,731)	(1,686)
Net cash provided by operating activities	34,857	27,581
Investing activities:
Acquisition of property and equipment	(16,978)	(10,855)
Acquisition of other intangibles	(859)	(1,586)
Proceeds from sale of property and equipment	72	16
Proceeds from property insurance settlements	—	130
Net cash used in investing activities	(17,765)	(12,295)
Financing activities:
Borrowings under revolving facility	246,500	4,000
Repayments under revolving facility	(246,500)	(4,000)
Repayments under term loan facility	(4,000)	(4,000)
Finance lease obligation payments	(1,357)	(1,327)
Dividends to shareholders	(4,543)	(4,530)
Repurchase of common stock	(86)	—
Payments on withholding tax for restricted stock unit vesting	(180)	(218)
Net cash used in financing activities	(10,166)	(10,075)
Net increase in cash and cash equivalents	6,926	5,211
Cash and cash equivalents, beginning of period	12,039	23,678
Cash and cash equivalents, end of period	$18,965	28,889
Supplemental disclosures of cash flow information:
Cash paid for interest	$639	290
Cash paid for interest on finance lease obligations, net of capitalized interest of $122 and $146, respectively	1,005	865
Income taxes paid	2,625	3,721
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$2,033	2,103
Acquisition of other intangibles not yet paid	103	354
Property acquired through operating lease obligations	756	6,571
Property acquired through finance lease obligations	1,652	4,129

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2023 and 2022

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –
	$0.001 par value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2022	22,690,188	$23	$58,072	$97,717	$—	$155,812
Net income	—	—	—	4,407	—	4,407
Share-based compensation	—	—	239	—	—	239
Issuance of common stock	22,261	—	—	—	—	—
Cash dividend	—	—	—	(2,272)	—	(2,272)
Balances December 31, 2022	22,712,449	23	58,311	99,852	—	158,186
Net income	—	—	—	5,884	—	5,884
Share-based compensation	—	—	208	—	86	294
Issuance of common stock	23,076	—	—	—	—	—
Repurchase of common stock	(8,546)	—	—	—	(86)	(86)
Cash dividend	—	—	—	(2,271)	—	(2,271)
Balances March 31, 2023	22,726,979	$23	$58,519	$103,465	$—	$162,007

	Common stock –
	$0.001 par value		Additional		Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	stockholders’ equity
Balances September 30, 2021	22,620,417	$23	$57,289	$85,419	$142,731
Net income	—	—	—	8,915	8,915
Share-based compensation	—	—	171	—	171
Issuance of common stock	23,473	—	—	—	—
Cash dividend	—	—	—	(2,263)	(2,263)
Balances December 31, 2021	22,643,890	23	57,460	92,071	149,554
Net income	—	—	—	6,357	6,357
Share-based compensation	—	—	201	—	201
Issuance of common stock	25,148	—	—	—	—
Cash dividend	—	—	—	(2,267)	(2,267)
Balances March 31, 2022	22,669,038	$23	$57,661	$96,161	$153,845

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2023 and 2022

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, dietary supplements and body care products. The Company operated 166 and 164 stores as of March 31, 2023 and September 30, 2022, respectively, in 21 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, “Income Taxes,” Topic 740, “Simplifying the Accounting for Income Taxes” (ASU 2019-12). The new guidance simplified the accounting for income taxes by removing certain exceptions to the general principles and also simplified areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements, and interim recognition of enactment of tax laws or rate changes. The provisions of ASU 2019-12 were effective for the Company’s first quarter of the fiscal year ending September 30, 2022. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements for the three and six months ended March 31, 2023 and 2022.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” Topic 848, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04), which was subsequently amended by a standard update in December 2022. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. As amended, the guidance only applies to modifications made prior to December 31, 2024. On December 15, 2022, the Company amended the Credit Facility to, among other things, remove and replace the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on the Secured Overnight Financing Rate (SOFR). The Company elected to apply ASU 2020-04’s amendments for contract modifications during the first quarter of the fiscal year ending September 30, 2023. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements for the three and six months ended March 31, 2023.

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

The balance of contract liabilities related to unredeemed gift cards was $1.5 million and $1.3 million as of March 31, 2023 and September 30, 2022, respectively. Revenue for the three months ended March 31, 2023 and 2022 includes $0.1 million and $0.2 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2022 and 2021, respectively. Revenue for the six months ended March 31, 2023 and 2022 includes approximately $0.4 million and $0.7 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2022 and 2021, respectively.

Loyalty program points are accrued as deferred revenue at the retail value per point, net of estimated breakage based on historical redemption rates experienced within the loyalty program. Loyalty points are forfeited at the end of each calendar year.

The following table disaggregates the Company’s revenue by product category for the three and six months ended March 31, 2023 and 2022, dollars in thousands and as a percentage of net sales:

	Three months ended March 31,				Six months ended March 31,
	2023		2022		2023		2022
Grocery	$197,130	70%	188,814	70	394,488	70	380,843	69
Dietary supplements	60,094	21	58,135	21	116,677	21	116,207	21
Body care, pet care and other	26,021	9	24,873	9	52,537	9	52,060	10
	$283,245	100%	271,822	100	563,702	100	549,110	100

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

Presented below are basic and diluted EPS for the three and six months ended March 31, 2023 and 2022, dollars in thousands, except per share data:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Net income	$5,884	6,357	10,291	15,272

Weighted average number of shares of common stock outstanding	22,725,462	22,660,477	22,716,880	22,650,123
Effect of dilutive securities	99,211	159,049	92,309	139,991
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,824,673	22,819,526	22,809,189	22,790,114

Basic earnings per share	$0.26	0.28	0.45	0.67
Diluted earnings per share	$0.26	0.28	0.45	0.67

There were 145,805 and 146,005 non-vested RSUs for the three and six months ended March 31, 2023, respectively, excluded from the calculation of diluted EPS as they were antidilutive. There were 11,466 and 11,866 non-vested RSUs for the three and six months ended March 31, 2022, respectively, excluded from the calculation of diluted EPS as they were antidilutive.

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

The Company had no amounts outstanding under the Revolving Facility as of March 31, 2023 and September 30, 2022. The Company had undrawn, issued and outstanding letters of credit of $1.1 million as of March 31, 2023 and September 30, 2022, which were reserved against the amount available for borrowing under the terms of the Revolving Facility. The Company had $48.9 million available for borrowing under the Revolving Facility as of March 31, 2023 and September 30, 2022. The Company had $11.7 million outstanding under its fully drawn Term Loan Facility as of March 31, 2023.

As of March 31, 2023 and September 30, 2022, the Company was in compliance with all covenants under the Credit Facility.

Lease Obligations

As of March 31, 2023 and September 30, 2022, the Company had 22 and 21 leases that were classified as finance leases, respectively. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $0.9 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, and $1.8 million and $1.2 million for the six months ended March 31, 2023 and 2022, respectively. Interest expense for the three and six months ended March 31, 2023 and 2022 relates primarily to interest on finance lease obligations and the Credit Facility. The Company capitalized interest of less than $0.1 million for each of the three months ended March 31, 2023 and 2022, and $0.1 million for each of the six months ended March 31, 2023 and 2022.

6. Stockholders’ Equity

Share Repurchases

In May 2016, the Board of Directors (the Board) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. The Board subsequently extended the share repurchase program – most recently in May 2022 – and the program will terminate on May 31, 2024. Repurchases under the Company’s share repurchase program may be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

The following table summarizes share repurchase activity for the three and six months ended March 31, 2023 and 2022 (in thousands, except number of shares acquired and average per share cost):

	Three months ended		Six months ended
	March 31,		March 31,
	2023	2022	2023	2022
Number of common shares acquired	8,546	—	8,546	—
Average price per common share acquired (including commissions)	$10.02	—	10.02	—
Total cost of common shares acquired	$86	—	86	—

During the three months ended March 31, 2023, the Company reissued 8,546 treasury shares at a cost of $0.1 million to partially satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards. At March 31, 2023 and September 30, 2022, the Company held no treasury shares.

Between April 1, 2023 and May 1, 2023 (the latest practical date for making the determination), the Company has not repurchased any additional shares of the Company’s common stock. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.2 million.

Dividends

The Company paid quarterly cash dividends of $0.10 per share of common stock in each of the first two quarters of fiscal years 2023 and 2022.

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

Most leases include one or more options to renew, with renewal terms normally expressed in periods of five- to ten-year increments. The exercise of lease renewal options is at the Company’s sole discretion. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option.

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

The Company has four operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 12). The leases began at various times with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases are similar to leases that would be entered into with nonrelated parties and are at prevailing market rental rates. As of March 31, 2023, these leases accounted for $6.5 million of right-of-use assets and $6.6 million of lease liabilities included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for each of the three months ended March 31, 2023 and 2022 and $0.6 million and $0.7 million for the six months ended March 31, 2023 and 2022, respectively.

The components of total lease cost for the three and six months ended March 31, 2023 and 2022 were as follows, dollars in thousands:

		Three months ended		Six months ended
		March 31,		March 31,
Lease cost	Classification	2023	2022	2023	2022
Operating lease cost:
	Cost of goods sold and occupancy costs	$10,968	10,720	21,871	21,450
	Store expenses	80	98	178	178
	Administrative expenses	82	71	159	147
	Pre-opening expenses	14	—	94	—
Finance lease cost:
Depreciation of right-of-use asset	Store expenses	945	973	1,852	1,947
	Pre-opening expenses	73	40	186	40
Interest on lease liabilities	Interest expense, net	473	482	916	972
	Pre-opening expenses	86	39	210	39
Short-term lease cost	Store expenses	770	601	1,441	1,210
Variable lease cost	Cost of goods sold and occupancy costs (1)	1,601	1,470	3,105	2,868
Sublease income	Store expenses	(72)	(46)	(146)	(154)
Total lease cost		$15,020	14,448	29,866	28,697

1 Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three and six months ended March 31, 2023 and 2022 were as follows, dollars in thousands:

	Three months ended		Six months ended
	March 31,		March 31,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,569	7,576	22,836	18,735
Operating cash flows from finance leases	559	521	1,127	1,011
Financing cash flows from finance leases	715	588	1,357	1,327
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	—	1,519	756	6,571
Finance leases	(42)	4,129	1,652	4,129

Additional information related to the Company’s leases as of March 31, 2023 and 2022 was as follows:

	March 31,
	2023	2022
Weighted-average remaining lease term (in years):
Operating leases	10.4	10.8
Finance leases	14.2	12.8
Weighted-average discount rate:
Operating leases	3.7%	3.6
Finance leases	4.8%	4.9

In the three and six months ended March 31, 2023, the Company incurred an impairment charge of $0.9 million related to an operating lease asset associated with a planned store closure in June 2023. In the six months ended March 31, 2022, the Company incurred an impairment charge of $0.1 million related to an operating lease asset associated with an early store relocation.

Future lease payments under non-cancellable leases as of March 31, 2023 were as follows, dollars in thousands:

Fiscal year	Operating leases	Finance leases	Total
Remainder of 2023	$23,166	2,597	25,763
2024	44,949	5,678	50,627
2025	43,307	5,688	48,995
2026	40,246	5,731	45,977
2027	37,934	5,775	43,709
Thereafter	191,391	40,942	232,333
Total future undiscounted lease payments	380,993	66,411	447,404
Less imputed interest	(67,594)	(18,230)	(85,824)
Total reported lease liability	313,399	48,181	361,580
Less current portion	(34,917)	(3,365)	(38,282)
Noncurrent lease liability	$278,482	44,816	323,298

The table above excludes $19.0 million of legally binding minimum lease payments for leases that had been executed as of March 31, 2023 but whose terms had not yet commenced.

8. Property and Equipment

The Company had the following property and equipment balances as of March 31, 2023 and September 30, 2022, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2023	September 30, 2022
Construction in process		n/a		$5,587	8,651
Land		n/a		6,746	6,746
Buildings	16	–	40	46,412	43,010
Land improvements	1	–	24	1,901	1,822
Leasehold and building improvements	1	–	25	168,963	163,721
Fixtures and equipment	5	–	7	155,839	151,242
Computer hardware and software	3	–	5	27,217	25,545
				412,665	400,737
Less accumulated depreciation and amortization				(254,958)	(243,558)
Property and equipment, net				$157,707	157,179

Depreciation and amortization expense for the three and six months ended March 31, 2023 and 2022 is summarized as follows, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$266	242	524	481
Depreciation and amortization expense included in store expenses	6,410	6,278	12,713	12,805
Depreciation and amortization expense included in administrative expenses	405	347	793	694
Depreciation and amortization expense included in pre-opening expenses	73	40	186	40
Total depreciation and amortization expense	$7,154	6,907	14,216	14,020

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of March 31, 2023 and September 30, 2022, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2023	September 30, 2022
Amortizable intangible assets:
Other intangibles	0.5	–	7	$12,624	11,965
Less accumulated amortization				(4,562)	(3,827)
Amortizable intangible assets, net				8,062	8,138
Other intangibles in process				660	369
Trademarks	Indefinite			389	389
Deferred financing costs, net	3	–	5	28	37
Total other intangibles, net				9,139	8,933
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$14,337	14,131

10. Accrued Expenses

The composition of accrued expenses as of March 31, 2023 and September 30, 2022 is summarized as follows, dollars in thousands:

	As of
	March 31,	September 30,
	2023	2022
Payroll and employee-related expenses	$12,785	14,527
Accrued property, sales, and use tax payable	7,591	8,450
Accrued marketing expenses	737	153
Deferred revenue	1,786	1,757
Other	2,107	1,850
Total accrued expenses	$25,006	26,737

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

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases (see Note 7) with Chalet. Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, and $0.4 million and $0.5 million for the six months ended March 31, 2023 and 2022, respectively.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 7) with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.1 million for each of the three months ended March 31, 2023 and 2022 and was $0.2 million for each of the six months ended March 31, 2023 and 2022.

FTVC LLC: The Company has one operating lease (see Note 7) with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the three months ended March 31, 2023 and 2022 and was less than $0.1 million for each of the six months ended March 31, 2023 and 2022.

13. Commitments and Contingencies

In January 2020, a former assistant store manager filed a putative class action lawsuit in the United States District Court for the District of Colorado on behalf of current and former assistant store managers alleging that the Company violated the Fair Labor Standards Act (FLSA) and Colorado labor laws by misclassifying the assistant store managers as exempt. The alleged violations relate to failure to pay for overtime work. In November 2020, the court granted plaintiffs’ motion for conditional certification with regard to the FLSA claim. Currently, there are 100 opt-in plaintiffs in the FLSA collective action. In December 2022, pre-trial motions were filed by both parties, including a motion filed by the Company to decertify the FLSA collective action. In February 2023, the plaintiffs filed a motion seeking certification of a putative class with regard to alleged violations of Colorado labor laws, which the Company has opposed. These pre-trial motions are before the court. The court has scheduled a jury trial for December 2023. Following the court’s decision to compel certain opt-in plaintiffs to arbitrate their claims, 38 individuals have brought arbitration claims alleging violations of the FLSA and Colorado labor laws for failure to pay for overtime work. These arbitrations are currently in the preliminary stages. Given the current stage of these matters and the legal standards that must be met for, among other things, class certification, the Company is unable to reasonably estimate at this time the possible range of loss, if any, that may result from this action. The Company believes these claims are without merit and intends to defend the matters vigorously.

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

14. Subsequent Event

On May 3, 2023, the Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on June 14, 2023 to stockholders of record as of the close of business on May 30, 2023.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, dietary supplements and body care products that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of March 31, 2023, we operated 166 stores in 21 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

Our stores range from approximately 7,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2022, we increased our store count at a compound annual growth rate of 3.2%. In fiscal year 2022, we opened three new stores, relocated/remodeled two stores and closed one store. We plan to open four to six new stores and relocate/remodel two to three stores in fiscal year 2023. We plan to close two stores in June 2023. As of the date of this report, we have signed leases for an additional five new stores that we plan to open in fiscal years 2023 and beyond. During the six months ended March 31, 2023, we opened two new stores and did not relocate/remodel any stores. Between April 1, 2023 and the date of this Form 10-Q, we did not open any new stores or relocate/remodel any stores.

Performance Highlights

Key highlights of our performance for the three and six months ended March 31, 2023 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $283.2 million for the three months ended March 31, 2023, an increase of $11.4 million, or 4.2%, compared to net sales of $271.8 million for the three months ended March 31, 2022. Net sales were $563.7 million for the six months ended March 31, 2023, an increase of $14.6 million, or 2.7%, compared to net sales of $549.1 million for the six months ended March 31, 2022.

●

Daily average comparable store sales. Daily average comparable store sales for the three months ended March 31, 2023 increased 2.7% compared to the three months ended March 31, 2022. Daily average comparable store sales for the six months ended March 31, 2023 increased 1.6% compared to the six months ended March 31, 2022.

●

Net income. Net income was $5.9 million for the three months ended March 31, 2023, a decrease of $0.5 million, or 7.4%, compared to net income of $6.4 million for the three months ended March 31, 2022. Net income was $10.3 million for the six months ended March 31, 2023, a decrease of $5.0 million, or 32.6%, compared to net income of $15.3 million for the six months ended March 31, 2022.

●

EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $15.6 million for the three months ended March 31, 2023, a decrease of $0.2 million, or 1.2%, compared to $15.8 million for the three months ended March 31, 2022. EBITDA was $29.1 million for the six months ended March 31, 2023, a decrease of $5.8 million, or 16.7%, compared to $34.9 million for the six months ended March 31, 2022. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $16.8 million for the three months ended March 31, 2023, an increase of $0.7 million, or 4.6%, compared to $16.1 million for the three months ended March 31, 2022. Adjusted EBITDA was $30.6 million for the six months ended March 31, 2023, a decrease of $4.9 million, or 13.9%, compared to $35.6 million for the six months ended March 31, 2022. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of March 31, 2023, cash and cash equivalents was $19.0 million, and there was $48.9 million available for borrowing under our Revolving Facility, net of undrawn, issued and outstanding letters of credit of $1.1 million.

●

New store growth. We opened two new stores during the six months ended March 31, 2023. We operated a total of 166 stores as of March 31, 2023. We plan to open a total of four to six new stores in fiscal year 2023, which would result in an annual new store growth rate of between 2.4% and 3.7% for fiscal year 2023.

●	Store Relocations/Remodels. We did not relocate/remodel any stores during the six months ended March 31, 2023. We plan to relocate/remodel two to three stores in fiscal year 2023.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends and political environment. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, levels of disposable consumer income, consumer debt, interest rates, inflation or deflation, periods of recession and growth, the price of commodities, the political environment and consumer confidence. Furthermore, our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, including unemployment benefits. A number of macroeconomic and global trends have impacted our business. The current labor market has impacted our ability to retain and attract store Crew members, and we continue to be challenged by labor shortages broadly impacting the retail industry. We have invested in increased wages for our store Crew members and may be required to do so in the future. As a result of current global supply chain issues, partially attributable to the COVID-19 pandemic and the war in Ukraine, we have on occasion experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain, although certain products may be in relatively short supply or unavailable from time to time.

During fiscal year 2022 and the first half of fiscal year 2023, the costs of certain goods we sell were impacted by levels of inflation higher than we have experienced in recent years, resulting in part from supply disruptions, the military conflict between Ukraine and Russia, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, disruptions caused by the COVID‐19 pandemic and the uncertain economic environment. In the aggregate, management estimates that the Company experienced annualized cost inflation of approximately 8% in the second quarter of fiscal year 2023. Cost inflation estimates are based on individual like items sold during the periods being compared. The impact of inflation on our sales and profitability is influenced in part by our ability to adjust our retail prices accordingly. While we have been able to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future.

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

We expect the rate of new store unit growth in the foreseeable future to be dependent upon economic and business conditions and other factors, including construction permitting and the availability of construction materials and equipment. We believe there are opportunities for us to continue to expand our store base, expand profitability and increase comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery, dietary supplement and body care products industries and regional and general economic conditions, including inflationary or recessionary trends. We believe there are opportunities for increased leverage of costs and increased economies of scale in sourcing products. However, due to the fixed nature of certain of our costs (in particular, our rent obligations and related occupancy costs), our ability to leverage costs may be limited.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Statements of Income Data: *
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	70.9	71.8	71.4	71.7
Gross profit	29.1	28.2	28.6	28.3
Store expenses	23.0	21.9	22.8	21.7
Administrative expenses	3.0	3.0	3.0	2.8
Pre-opening expenses	0.1	0.1	0.1	0.0
Operating income	3.0	3.3	2.6	3.8
Interest expense, net	(0.3)	(0.2)	(0.3)	(0.2)
Income before income taxes	2.7	3.1	2.3	3.6
Provision for income taxes	(0.6)	(0.7)	(0.5)	(0.8)
Net income	2.1%	2.3	1.8	2.8
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	166	162	166	162
Number of new stores opened during the period	1	—	2	—
Number of stores relocated/remodeled during the period	—	—	—	1
Twelve-month store unit growth rate	2.5%	0.6	2.5	0.6
Change in daily average comparable store sales	2.7%	4.3	1.6	4.1

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended March 31,		Change In
	2023	2022	Dollars	Percent
Statements of Income Data:
Net sales	$283,245	271,822	11,423	4.2%
Cost of goods sold and occupancy costs	200,768	195,040	5,728	2.9
Gross profit	82,477	76,782	5,695	7.4
Store expenses	65,192	59,605	5,587	9.4
Administrative expenses	8,605	8,172	433	5.3
Pre-opening expenses	249	141	108	76.6
Operating income	8,431	8,864	(433)	(4.9)
Interest expense, net	(834)	(545)	(289)	53.0
Income before income taxes	7,597	8,319	(722)	(8.7)
Provision for income taxes	(1,713)	(1,962)	249	(12.7)
Net income	$5,884	6,357	(473)	(7.4)%

Net sales

Net sales increased $11.4 million, or 4.2%, to $283.2 million for the three months ended March 31, 2023 compared to $271.8 million for the three months ended March 31, 2022, due to a $7.4 million increase in comparable store sales and a $4.9 million increase in new store sales, partially offset by a $0.9 million decrease in net sales related to one store that closed in fiscal year 2022. Daily average comparable store sales increased 2.7% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The daily average comparable store sales increase resulted from a 2.7% increase in daily average transaction count and no change in daily average transaction size. Comparable store average transaction size was $45.79 for the three months ended March 31, 2023. The increase in net sales during the three months ended March 31, 2023 was primarily driven by transaction count, new store sales and marketing initiatives, partially offset by a moderation of the pandemic trends we experienced in the second quarter of fiscal year 2022.

Gross profit

Gross profit increased $5.7 million, or 7.4%, to $82.5 million for the three months ended March 31, 2023 compared to $76.8 million for the three months ended March 31, 2022. Gross profit reflects earnings after product and occupancy costs. Gross margin increased to 29.1% for the three months ended March 31, 2023 compared to 28.2% for the three months ended March 31, 2022. The increase in gross margin during the three months ended March 31, 2023 was driven by higher product margin.

Store expenses

Store expenses increased $5.6 million, or 9.4%, to $65.2 million for the three months ended March 31, 2023 compared to $59.6 million for the three months ended March 31, 2022. Store expenses included an impairment charge of $0.9 million in the three months ended March 31, 2023 related to a planned store closure in June 2023. Store expenses as a percentage of net sales were 23.0% and 21.9% for the three months ended March 31, 2023 and 2022, respectively. The increase in store expenses as a percentage of net sales was primarily driven by higher labor expense as a result of increased wage rates, and the impairment charge.

Administrative expenses

Administrative expenses increased $0.4 million, or 5.3%, to $8.6 million for the three months ended March 31, 2023 compared to $8.2 million for the three months ended March 31, 2022. The increase in administrative expenses was primarily driven by higher compensation expense. Administrative expenses as a percentage of net sales were 3.0% for each of the three months ended March 31, 2023 and 2022.

Pre-opening expenses

Pre-opening expenses were $0.2 million for the three months ended March 31, 2023 compared to $0.1 million for the three months ended March 31, 2022.

Interest expense, net

Interest expense, net of capitalized interest, was $0.8 million for the three months ended March 31, 2023 compared to $0.5 million for the three months ended March 31, 2022.

Income taxes

Income tax expense decreased $0.2 million for the three months ended March 31, 2023 to $1.7 million compared to $2.0 million for the three months ended March 31, 2022. The Company’s effective income tax rate was 22.5% and 23.6% for the three months ended March 31, 2023 and 2022, respectively.

Net income

Net income was $5.9 million, or $0.26 diluted earnings per share, for the three months ended March 31, 2023 compared to $6.4 million, or $0.28 diluted earnings per share, for the three months ended March 31, 2022.

Six months ended March 31, 2023 compared to the six months ended March 31, 2022

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Six months ended March 31,		Change In
	2023	2022	Dollars	Percent
Statements of Income Data:
Net sales	$563,702	549,110	14,592	2.7%
Cost of goods sold and occupancy costs	402,506	393,591	8,915	2.3
Gross profit	161,196	155,519	5,677	3.7
Store expenses	128,788	118,941	9,847	8.3
Administrative expenses	16,858	15,465	1,393	9.0
Pre-opening expenses	702	225	477	212.0
Operating income	14,848	20,888	(6,040)	(28.9)
Interest expense, net	(1,630)	(1,089)	(541)	49.7
Income before income taxes	13,218	19,799	(6,581)	(33.2)
Provision for income taxes	(2,927)	(4,527)	1,600	(35.3)
Net income	$10,291	15,272	(4,981)	(32.6)%

Net sales

Net sales increased $14.6 million, or 2.7%, to $563.7 million for the six months ended March 31, 2023 compared to $549.1 million for the six months ended March 31, 2022, due to an $8.7 million increase in comparable store sales and a $7.7 million increase in new store sales, partially offset by a $1.8 million decrease in net sales related to one store that closed in fiscal year 2022. Daily average comparable store sales increased 1.6% for the six months ended March 31, 2023 compared to the six months ended March 31, 2022. The daily average comparable store sales increase resulted from a 0.9% increase in daily average transaction size and a 0.7% increase in daily average transaction count. Comparable store average transaction size was $45.94 for the six months ended March 31, 2023. The increase in net sales during the six months ended March 31, 2023 was primarily driven by retail price inflation, new store sales and marketing initiatives, partially offset by a moderation of the pandemic trends we experienced in the first half of fiscal year 2022.

Gross profit

Gross profit increased $5.7 million, or 3.7%, to $161.2 million for the six months ended March 31, 2023 compared to $155.5 million for the six months ended March 31, 2022. Gross profit reflects earnings after product and occupancy costs. Gross margin increased to 28.6% for the six months ended March 31, 2023 compared to 28.3% for the six months ended March 31, 2022. The increase in gross margin during the six months ended March 31, 2023 was driven by higher product margin.

Store expenses

Store expenses increased $9.8 million, or 8.3%, to $128.8 million for the six months ended March 31, 2023 compared to $118.9 million for the six months ended March 31, 2022. Store expenses included an impairment charge of $0.9 million in the six months ended March 31, 2023 related to a planned store closure in June 2023. Store expenses as a percentage of net sales were 22.8% and 21.7% for the six months ended March 31, 2023 and 2022, respectively. The increase in store expenses as a percentage of net sales was primarily driven by higher labor expense as a result of increased wage rates.

Administrative expenses

Administrative expenses increased $1.4 million, or 9.0%, to $16.9 million for the six months ended March 31, 2023 compared to $15.5 million for the six months ended March 31, 2022. The increase in administrative expenses was primarily driven by higher technology amortization, legal expense, and compensation expense. Administrative expenses as a percentage of net sales were 3.0% and 2.8% for the six months ended March 31, 2023 and 2022, respectively.

Pre-opening expenses

Pre-opening expenses were $0.7 million for the six months ended March 31, 2023 compared to $0.2 million for the six months ended March 31, 2022.

Interest expense

Interest expense, net of capitalized interest, was $1.6 million for the six months ended March 31, 2023 compared to $1.1 million for the six months ended March 31, 2022.

Income taxes

Income tax expense decreased $1.6 million for the six months ended March 31, 2023 to $2.9 million compared to $4.5 million for the six months ended March 31, 2022. The Company’s effective income tax rate was 22.1% and 22.9% for the six months ended March 31, 2023 and 2022, respectively.

Net income

Net income was $10.3 million, or $0.45 diluted earnings per share, for the six months ended March 31, 2023 compared to $15.3 million, or $0.67 diluted earnings per share, for the six months ended March 31, 2022.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Net income	$5,884	6,357	10,291	15,272
Interest expense, net	834	545	1,630	1,089
Provision for income taxes	1,713	1,962	2,927	4,527
Depreciation and amortization	7,154	6,907	14,216	14,020
EBITDA	15,585	15,771	29,064	34,908
Impairment of long-lived assets	871	—	871	95
Share-based compensation	356	296	713	590
Adjusted EBITDA	$16,812	16,067	30,648	35,593

EBITDA decreased 1.2% to $15.6 million for the three months ended March 31, 2023 compared to $15.8 million for the three months ended March 31, 2022. EBITDA decreased 16.7% to $29.1 million for the six months ended March 31, 2023 compared to $34.9 million for the six months ended March 31, 2022. EBITDA as a percentage of net sales was 5.5% and 5.8% for the three months ended March 31, 2023 and 2022, respectively. EBITDA as a percentage of net sales was 5.2% and 6.4% for the six months ended March 31, 2023 and 2022, respectively.

Adjusted EBITDA increased 4.6% to $16.8 million for the three months ended March 31, 2023 compared to $16.1 million for the three months ended March 31, 2022. Adjusted EBITDA decreased 13.9% to $30.6 million for the six months ended March 31, 2023 compared to $35.6 million for the six months ended March 31, 2022. Adjusted EBITDA as a percentage of net sales was 5.9% for each of the three months ended March 31, 2023 and 2022. Adjusted EBITDA as a percentage of net sales was 5.4% and 6.5% for the six months ended March 31, 2023 and 2022, respectively.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Revolving Facility. Our Credit Facility consists of the $50.0 million Revolving Facility and the fully drawn $35.0 million Term Loan Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, cash dividends, share repurchases and corporate taxes. As of March 31, 2023, we had $19.0 million in cash and cash equivalents and $48.9 million available for borrowing under our Revolving Facility. On November 18, 2020, we entered into the $35.0 million Term Loan Facility maturing November 13, 2024.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program – most recently in May 2022 – and the program will terminate on May 31, 2024. We repurchased 8,546 shares at a cost of $0.1 million during the three months ended March 31, 2023. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.2 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Revolving Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

On May 3, 2023, our Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on June 14, 2023 to stockholders of record as of the close of business on May 30, 2023. We paid quarterly cash dividends of $0.10 per share of common stock in each of the first two quarters of fiscal year 2023.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Six months ended March 31,
	2023	2022
Net cash provided by operating activities	$34,857	27,581
Net cash used in investing activities	(17,765)	(12,295)
Net cash used in financing activities	(10,166)	(10,075)
Net increase in cash and cash equivalents	6,926	5,211
Cash and cash equivalents, beginning of period	12,039	23,678
Cash and cash equivalents, end of period	$18,965	28,889

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, impairment of long-lived assets, share-based compensation, and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $7.3 million, or 26.4%, to $34.9 million for the six months ended March 31, 2023 compared to $27.6 million for the six months ended March 31, 2022. The increase in cash provided by operating activities was primarily due to an increase in cash provided by working capital, partially offset by a decrease in cash provided by net income as adjusted for non-cash items.

Investing Activities

Net cash used in investing activities increased $5.5 million, or 44.5%, to $17.8 million for the six months ended March 31, 2023 compared to $12.3 million for the six months ended March 31, 2022. This increase was primarily the result of an increase in property and equipment acquisitions of $6.1 million, partially offset by a decrease in other intangibles acquisitions of $0.7 million during the six months ended March 31, 2023 compared to the six months ended March 31, 2022, primarily due to the impact of the timing of new store openings, relocations/remodels, and software projects under development.

We plan to spend approximately $10.2 million to $17.2 million on capital expenditures during the remainder of fiscal year 2023 primarily in connection with two to four new store openings and two to three store relocations/remodels. We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.4 million per store.

Acquisition of property and equipment not yet paid decreased $0.1 million to $2.0 million for the six months ended March 31, 2023 compared to $2.1 million for the six months ended March 31, 2022 primarily due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used in financing activities was $10.2 million for the six months ended March 31, 2023 compared to $10.1 million for the six months ended March 31, 2022.

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

We had no amounts outstanding under the Revolving Facility as of March 31, 2023 and September 30, 2022. As of March 31, 2023 and September 30, 2022, we had undrawn, issued and outstanding letters of credit of $1.1 million, which were reserved against the amount available for borrowing under the Revolving Facility. We had $48.9 million available for borrowing under the Revolving Facility as of each of March 31, 2023 and September 30, 2022. We had $11.7 million of outstanding borrowings under the fully drawn Term Loan Facility as of March 31, 2023.

As of March 31, 2023 and September 30, 2022, the Company was in compliance with all covenants under the Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As disclosed above, on December 15, 2022, the Company amended the Credit Facility to, among other things, remove and replace the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on SOFR. The transition from LIBOR to SOFR as the reference rate under the Credit Facility has not had, and is not expected to have in the future, a material effect on the Company’s liquidity or access to credit. There have been no other material changes regarding our market risk position from the information provided under Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

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

Item 5. Other Information

On May 3, 2023, the Company and Chalet, a related party owned by members of the Isely family, entered into the First Amendment to Lease (the Amended Lafayette Lease) modifying the terms of the previously disclosed Lease dated July 1, 2011, between the Company and Chalet, pursuant to which the Company leases real property in Lafayette, Colorado. The Amended Lafayette Lease extends the lease term for an additional 84 months and provides for three renewal options of five years each. The Company will pay annual rent of approximately $0.2 million pursuant to the Amended Lafayette Lease. On May 3, 2023, the Company and Chalet also entered into the Amendment to Commercial Lease (the Amended Arvada Lease) modifying the terms of the previously disclosed Commercial Lease dated June 1, 2006, between the Company and Chalet. The Amended Arvada Lease extends the lease term for an additional 85 months and provides for three renewal options of five years each. The Company will pay annual rent of approximately $0.3 million pursuant to the Amended Arvada Lease. As required under the Company’s related party transaction policy, the Company’s audit committee approved the terms of these transactions. This disclosure is responsive to Item 1.01 of Form 8-K.

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

10.1	First Amendment to Lease, dated May 3, 2023, by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc.
10.2	Amendment to Commercial Lease, dated May 3, 2023, by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc.
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.3	Certification of Todd Dissinger, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022 (unaudited), (ii) Consolidated Statements of Income for the three and six months ended March 31, 2023 and 2022 (unaudited), (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and 2022 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2023 and 2022 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 4, 2023.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)