Form 10-Q
period 2023-06-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2023-08-03
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2023 was 22,737,861.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2023

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2023	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$8,576	12,039
Accounts receivable, net	8,873	10,496
Merchandise inventory	116,709	113,756
Prepaid expenses and other current assets	6,071	4,369
Total current assets	140,229	140,660
Property and equipment, net	162,312	157,179
Other assets:
Operating lease assets, net	292,779	307,132
Finance lease assets, net	46,236	43,554
Deposits and other assets	406	452
Goodwill and other intangible assets, net	14,134	14,131
Total other assets	353,555	365,269
Total assets	$656,096	663,108

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,755	71,283
Accrued expenses	22,938	26,737
Term loan facility, current portion	1,750	1,750
Operating lease obligations, current portion	34,839	34,735
Finance lease obligations, current portion	3,552	3,223
Total current liabilities	135,834	137,728
Long-term liabilities:
Term loan facility, net of current portion	7,938	13,938
Operating lease obligations, net of current portion	281,189	295,064
Finance lease obligations, net of current portion	48,066	44,664
Deferred income tax liabilities, net	16,133	15,902
Total long-term liabilities	353,326	369,568
Total liabilities	489,160	507,296
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,743,895 and 22,690,188 shares issued at June 30, 2023 and September 30, 2022, respectively, and 22,736,344 and 22,690,188 shares outstanding at June 30, 2023 and September 30, 2022, respectively	23	23
Additional paid-in capital	58,725	58,072
Retained earnings	108,264	97,717
Common stock in treasury at cost, 7,551 shares at June 30, 2023	(76)	—
Total stockholders’ equity	166,936	155,812
Total liabilities and stockholders’ equity	$656,096	663,108

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Net sales	$281,791	266,309	845,493	815,419
Cost of goods sold and occupancy costs	200,401	192,750	602,907	586,341
Gross profit	81,390	73,559	242,586	229,078
Store expenses	62,631	60,124	191,419	179,065
Administrative expenses	9,308	7,459	26,166	22,924
Pre-opening expenses	367	325	1,069	550
Operating income	9,084	5,651	23,932	26,539
Interest expense, net	(848)	(603)	(2,478)	(1,692)
Income before income taxes	8,236	5,048	21,454	24,847
Provision for income taxes	(1,164)	(1,115)	(4,091)	(5,642)
Net income	$7,072	3,933	17,363	19,205

Net income per share of common stock:
Basic	$0.31	0.17	0.76	0.85
Diluted	$0.31	0.17	0.76	0.84
Weighted average number of shares of common stock outstanding:
Basic	22,734,375	22,676,882	22,722,712	22,659,042
Diluted	22,887,923	22,854,754	22,825,343	22,812,692

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended June 30,
	2023	2022
Operating activities:
Net income	$17,363	19,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,426	21,088
Impairment of long-lived assets	930	95
Loss on disposal of property and equipment	104	57
Share-based compensation	1,046	887
Deferred income tax expense	231	274
Non-cash interest expense	14	17
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	2,188	(298)
Merchandise inventory	(2,953)	(10,783)
Prepaid expenses and other assets	(569)	(1,088)
Income tax receivable	(1,111)	(328)
Operating lease assets	24,730	23,795
(Decrease) increase in:
Operating lease liabilities	(25,643)	(20,974)
Accounts payable	2,202	1,696
Accrued expenses	(3,799)	(4,138)
Net cash provided by operating activities	36,159	29,505
Investing activities:
Acquisition of property and equipment	(23,241)	(15,925)
Acquisition of other intangibles	(1,133)	(2,293)
Proceeds from sale of property and equipment	76	16
Proceeds from property insurance settlements	—	184
Net cash used in investing activities	(24,298)	(18,018)
Financing activities:
Borrowings under revolving facility	379,700	6,100
Repayments under revolving facility	(379,700)	(6,100)
Repayments under term loan facility	(6,000)	(6,000)
Finance lease obligation payments	(2,039)	(2,059)
Dividends to shareholders	(6,816)	(6,797)
Repurchase of common stock	(181)	—
Payments on withholding tax for restricted stock unit vesting	(288)	(393)
Net cash used in financing activities	(15,324)	(15,249)
Net decrease in cash and cash equivalents	(3,463)	(3,762)
Cash and cash equivalents, beginning of period	12,039	23,678
Cash and cash equivalents, end of period	$8,576	19,916
Supplemental disclosures of cash flow information:
Cash paid for interest	$933	418
Cash paid for interest on finance lease obligations, net of capitalized interest of $183 and $222, respectively	1,542	1,340
Income taxes paid	5,006	5,315
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$6,246	3,642
Acquisition of other intangibles not yet paid	—	231
Property acquired through operating lease obligations	11,307	19,645
Property acquired through finance lease obligations	5,771	9,726

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended June 30, 2023 and 2022

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –
	$0.001 par value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2022	22,690,188	$23	$58,072	$97,717	$—	$155,812
Net income	—	—	—	4,407	—	4,407
Share-based compensation	—	—	239	—	—	239
Issuance of common stock	22,261	—	—	—	—	—
Cash dividend	—	—	—	(2,272)	—	(2,272)
Balances December 31, 2022	22,712,449	23	58,311	99,852	—	158,186
Net income	—	—	—	5,884	—	5,884
Share-based compensation	—	—	208	—	86	294
Issuance of common stock	23,076	—	—	—	—	—
Repurchase of common stock	(8,546)	—	—	—	(86)	(86)
Cash dividend	—	—	—	(2,271)	—	(2,271)
Balances March 31, 2023	22,726,979	23	58,519	103,465	—	162,007
Net income	—	—	—	7,072	—	7,072
Share-based compensation	—	—	206	—	19	225
Issuance of common stock	18,817	—	—	—	—	—
Repurchase of common stock	(9,452)	—	—	—	(95)	(95)
Cash dividend	—	—	—	(2,273)	—	(2,273)
Balances June 30, 2023	22,736,344	$23	$58,725	$108,264	$(76)	$166,936

	Common stock –
	$0.001 par value		Additional		Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	stockholders’ equity
Balances September 30, 2021	22,620,417	$23	$57,289	$85,419	$142,731
Net income	—	—	—	8,915	8,915
Share-based compensation	—	—	171	—	171
Issuance of common stock	23,473	—	—	—	—
Cash dividend	—	—	—	(2,263)	(2,263)
Balances December 31, 2021	22,643,890	23	57,460	92,071	149,554
Net income	—	—	—	6,357	6,357
Share-based compensation	—	—	201	—	201
Issuance of common stock	25,148	—	—	—	—
Cash dividend	—	—	—	(2,267)	(2,267)
Balances March 31, 2022	22,669,038	23	57,661	96,161	153,845
Net income	—	—	—	3,933	3,933
Share-based compensation	—	—	122	—	122
Issuance of common stock	19,957	—	—	—	—
Cash dividend	—	—	—	(2,267)	(2,267)
Balances June 30, 2022	22,688,995	$23	$57,783	$97,827	$155,633

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2023 and 2022

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, dietary supplements and body care products. The Company operated 164 stores as of June 30, 2023 and September 30, 2022 in 21 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, “Income Taxes,” Topic 740, “Simplifying the Accounting for Income Taxes” (ASU 2019-12). The new guidance simplified the accounting for income taxes by removing certain exceptions to the general principles and also simplified areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements, and interim recognition of enactment of tax laws or rate changes. The provisions of ASU 2019-12 were effective for the Company’s first quarter of the fiscal year ending September 30, 2022. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements for the three and nine months ended June 30, 2023 and 2022.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” Topic 848, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04), which was subsequently amended by a standard update in December 2022. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. As amended, the guidance only applies to modifications made prior to December 31, 2024. On December 15, 2022, the Company amended the Credit Facility (as defined in Note 5 below) to, among other things, replace the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on the Secured Overnight Financing Rate (SOFR). The Company elected to apply ASU 2020-04’s amendments for contract modifications during the first quarter of the fiscal year ending September 30, 2023. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements for the three and nine months ended June 30, 2023.

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

The balance of contract liabilities related to unredeemed gift cards was $1.6 million and $1.3 million as of June 30, 2023 and September 30, 2022, respectively. Revenue for each of the three months ended June 30, 2023 and 2022 includes $0.1 million that was included in the contract liability balance of unredeemed gift cards at September 30, 2022 and 2021, respectively. Revenue for the nine months ended June 30, 2023 and 2022 includes approximately $0.5 million and $0.8 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2022 and 2021, respectively.

Loyalty program points are accrued as deferred revenue at the retail value per point, net of estimated breakage based on historical redemption rates experienced within the loyalty program. Loyalty points are forfeited at the end of each calendar year.

The following table disaggregates the Company’s revenue by product category for the three and nine months ended June 30, 2023 and 2022, dollars in thousands and as a percentage of net sales:

	Three months ended June 30,				Nine months ended June 30,
	2023		2022		2023		2022
Grocery	$196,162	69%	186,626	70	590,650	70	567,469	70
Dietary supplements	58,183	21	54,461	20	174,860	21	170,668	21
Body care, pet care and other	27,446	10	25,222	10	79,983	9	77,282	9
	$281,791	100%	266,309	100	845,493	100	815,419	100

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

Presented below are basic and diluted EPS for the three and nine months ended June 30, 2023 and 2022, dollars in thousands, except per share data:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Net income	$7,072	3,933	17,363	19,205

Weighted average number of shares of common stock outstanding	22,734,375	22,676,882	22,722,712	22,659,042
Effect of dilutive securities	153,548	177,872	102,631	153,650
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,887,923	22,854,754	22,825,343	22,812,692

Basic earnings per share	$0.31	0.17	0.76	0.85
Diluted earnings per share	$0.31	0.17	0.76	0.84

There were 11,575 and 155,380 non-vested RSUs for the three and nine months ended June 30, 2023, respectively, excluded from the calculation of diluted EPS as they were antidilutive. There were no non-vested RSUs for the three months ended June 30, 2022 and 11,666 non-vested RSUs for the nine months ended June 30, 2022 excluded from the calculation of diluted EPS as they were antidilutive.

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

On November 18, 2020, the Company amended the Credit Facility to provide for the Term Loan Facility and to permit payment of a one-time dividend of up to $50.0 million no later than December 31, 2020. On December 15, 2022, the Company further amended the Credit Facility to (i) replace the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on SOFR and (ii) increase the Company’s restricted payment capacity, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $12.5 million during any fiscal year.

The Company had no amounts outstanding under the Revolving Facility as of June 30, 2023 and September 30, 2022. The Company had undrawn, issued and outstanding letters of credit of $1.5 million and $1.1 million as of June 30, 2023 and September 30, 2022, respectively, which were reserved against the amount available for borrowing under the terms of the Revolving Facility. The Company had $48.5 million and $48.9 million available for borrowing under the Revolving Facility as of June 30, 2023 and September 30, 2022, respectively. The Company had $9.7 million outstanding under its fully drawn Term Loan Facility as of June 30, 2023.

As of June 30, 2023 and September 30, 2022, the Company was in compliance with all covenants under the Credit Facility.

Lease Obligations

As of June 30, 2023 and September 30, 2022, the Company had 24 and 21 leases that were classified as finance leases, respectively. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $0.9 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $2.7 million and $1.9 million for the nine months ended June 30, 2023 and 2022, respectively. Interest expense for the three and nine months ended June 30, 2023 and 2022 relates primarily to interest on finance lease obligations and the Credit Facility. The Company capitalized interest of $0.1 million for each of the three months ended June 30, 2023 and 2022 and $0.2 million for each of the nine months ended June 30, 2023 and 2022.

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

The following table summarizes share repurchase activity for the three and nine months ended June 30, 2023 and 2022 (in thousands, except number of shares acquired and average per share cost):

	Three months ended		Nine months ended
	June 30,		June 30,
	2023	2022	2023	2022
Number of common shares acquired	9,452	—	17,998	—
Average price per common share acquired (including commissions)	$10.12	—	10.07	—
Total cost of common shares acquired	$95	—	181	—

During the three and nine months ended June 30, 2023, the Company reissued 1,901 and 10,447 treasury shares previously acquired under its share repurchase program, respectively, at a cost of less than $0.1 million and $0.1 million, respectively, to partially satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards. At June 30, 2023 and September 30, 2022, the Company held 7,551 and no treasury shares, respectively.

Between July 1, 2023 and July 31, 2023 (the latest practical date for making the determination), the Company has not repurchased any additional shares of the Company’s common stock. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million.

Dividends

The Company paid quarterly cash dividends of $0.10 per share of common stock in each of the first three quarters of fiscal years 2023 and 2022.

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

As most of the Company’s lease agreements do not provide an implicit discount rate, the Company uses an estimated incremental borrowing rate, which is derived from third-party lenders, to determine the present value of lease payments. The Company uses other observable market data to evaluate the appropriateness of the rate derived from the lenders. The estimated incremental borrowing rate is based on the borrowing rate for a secured loan with a term similar to the expected term of the lease.

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

The Company has four operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 12). The leases began at various times with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases have been approved by our audit committee in accordance with our related party transaction policy. As of June 30, 2023, these leases accounted for $8.6 million of operating lease assets and $8.8 million of operating lease liabilities, of which $0.8 million was current, and are included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for each of the three months ended June 30, 2023 and 2022, and $0.9 million and $1.0 million for the nine months ended June 30, 2023 and 2022, respectively.

The components of total lease cost for the three and nine months ended June 30, 2023 and 2022 were as follows, dollars in thousands:

		Three months ended		Nine months ended
		June 30,		June 30,
Lease cost	Classification	2023	2022	2023	2022
Operating lease cost:
	Cost of goods sold and occupancy costs	$11,013	10,749	32,884	32,199
	Store expenses	61	79	239	257
	Administrative expenses	86	81	245	228
	Pre-opening expenses	84	100	178	100
Finance lease cost:
Depreciation of right-of-use assets	Store expenses	948	974	2,800	2,921
	Pre-opening expenses	127	77	313	117
Interest on lease liabilities	Interest expense, net	467	472	1,383	1,444
	Pre-opening expenses	132	79	342	118
Short-term lease cost	Store expenses	826	925	2,267	2,135
Variable lease cost	Cost of goods sold and occupancy costs (1)	1,747	1,490	4,852	4,358
Sublease income	Store expenses	(84)	(75)	(230)	(229)
Total lease cost		$15,407	14,951	45,273	43,648

1 Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three and nine months ended June 30, 2023 and 2022 was as follows, dollars in thousands:

	Three months ended		Nine months ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,623	11,228	34,459	29,963
Operating cash flows from finance leases	598	551	1,725	1,562
Financing cash flows from finance leases	682	732	2,039	2,059
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	10,551	13,074	11,307	19,645
Finance leases	4,119	5,597	5,771	9,726

Additional information related to the Company’s leases as of June 30, 2023 and 2022 was as follows:

	June 30,
	2023	2022
Weighted-average remaining lease term (in years):
Operating leases	10.4	10.8
Finance leases	14.3	14.1
Weighted-average discount rate:
Operating leases	3.8%	3.7
Finance leases	4.9%	4.8

During the three and nine months ended June 30, 2023, the Company incurred impairment charges of $0.1 million and $0.9 million related to operating lease assets associated with an early store relocation, and an early store relocation and a store closure, respectively. During the nine months ended June 30, 2022, the Company incurred an impairment charge of $0.1 million related to an operating lease asset associated with an early store relocation.

Future lease payments under non-cancellable leases as of June 30, 2023 were as follows, dollars in thousands:

Fiscal year	Operating leases	Finance leases	Total
Remainder of 2023	$11,657	1,339	12,996
2024	45,719	6,023	51,742
2025	44,129	6,051	50,180
2026	41,203	6,093	47,296
2027	39,216	6,138	45,354
Thereafter	204,043	45,834	249,877
Total future undiscounted lease payments	385,967	71,478	457,445
Less imputed interest	(69,939)	(19,860)	(89,799)
Total reported lease liability	316,028	51,618	367,646
Less current portion	(34,839)	(3,552)	(38,391)
Noncurrent lease liability	$281,189	48,066	329,255

The table above excludes $2.3 million of legally binding minimum lease payments for leases that had been executed as of June 30, 2023 but whose terms had not yet commenced.

8. Property and Equipment

The Company had the following property and equipment balances as of June 30, 2023 and September 30, 2022, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2023	September 30, 2022
Construction in process		n/a		$13,178	8,651
Land		n/a		6,746	6,746
Buildings	16	–	40	46,412	43,010
Land improvements	1	–	24	2,038	1,822
Leasehold and building improvements	1	–	25	169,168	163,721
Fixtures and equipment	5	–	7	155,836	151,242
Computer hardware and software	3	–	5	27,210	25,545
				420,588	400,737
Less accumulated depreciation and amortization				(258,276)	(243,558)
Property and equipment, net				$162,312	157,179

Depreciation and amortization expense for the three and nine months ended June 30, 2023 and 2022 is summarized as follows, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$272	278	796	759
Depreciation and amortization expense included in store expenses	6,415	6,343	19,128	19,148
Depreciation and amortization expense included in administrative expenses	396	370	1,189	1,064
Depreciation and amortization expense included in pre-opening expenses	127	77	313	117
Total depreciation and amortization expense	$7,210	7,068	21,426	21,088

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of June 30, 2023 and September 30, 2022, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2023	September 30, 2022
Amortizable intangible assets:
Other intangibles	0.5	–	7	$12,956	11,965
Less accumulated amortization				(4,931)	(3,827)
Amortizable intangible assets, net				8,025	8,138
Other intangibles in process				499	369
Trademarks	Indefinite			389	389
Deferred financing costs, net	3	–	5	23	37
Total other intangibles, net				8,936	8,933
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$14,134	14,131

10. Accrued Expenses

The composition of accrued expenses as of June 30, 2023 and September 30, 2022 is summarized as follows, dollars in thousands:

	As of
	June 30,	September 30,
	2023	2022
Payroll and employee-related expenses	$10,868	14,527
Accrued property, sales, and use tax payable	7,289	8,450
Accrued marketing expenses	534	153
Deferred revenue	2,045	1,757
Other	2,202	1,850
Total accrued expenses	$22,938	26,737

11. Income Taxes

Income taxes are accounted for in accordance with the provisions of Accounting Standards Codification Topic 740 “Income Taxes” (ASC 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

The Company’s effective income tax rate was 14.1% and 22.1% for the three months ended June 30, 2023 and 2022, respectively, and 19.1% and 22.7% for the nine months ended June 30, 2023 and 2022, respectively. The decrease in the effective income tax rate was primarily attributable to increased food donation deductions recorded during the three months ended June 30, 2023.

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases (see Note 7) with Chalet. Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.2 million for each of the three months ended June 30, 2023 and 2022 and $0.6 million and $0.7 million for the nine months ended June 30, 2023 and 2022, respectively.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 7) with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.1 million for each of the three months ended June 30, 2023 and 2022 and was $0.2 million for each of the nine months ended June 30, 2023 and 2022.

FTVC LLC: The Company has one operating lease (see Note 7) with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the three months ended June 30, 2023 and 2022 and was less than $0.1 million for each of the nine months ended June 30, 2023 and 2022.

13. Commitments and Contingencies

In January 2020, a former assistant store manager filed a putative class action lawsuit in the United States District Court for the District of Colorado on behalf of current and former assistant store managers alleging that the Company violated the Fair Labor Standards Act (FLSA) and Colorado labor laws by misclassifying the assistant store managers as exempt. The alleged violations relate to failure to pay for overtime work. In November 2020, the court granted plaintiffs’ motion for conditional certification with regard to the FLSA claim. In December 2022, pre-trial motions were filed by both parties, including a motion filed by the Company to decertify the FLSA collective action, which included 100 opt-in plaintiffs. In February 2023, the plaintiffs filed a motion seeking certification of a putative class with regard to alleged violations of Colorado labor laws, which the Company opposed. In May 2023, the court granted the Company’s motion to decertify the FLSA collective action and denied plaintiffs’ motion to certify a putative class of Colorado plaintiffs. Accordingly, while the named plaintiff’s litigation and certain arbitration claims will proceed on an individual basis, the Company has determined that the likelihood of a material loss contingency is remote.

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

14. Subsequent Event

On August 2, 2023, the Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on September 13, 2023 to stockholders of record as of the close of business on August 28, 2023.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, dietary supplements and body care products that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of June 30, 2023, we operated 164 stores in 21 states, including Colorado, Arkansas, Arizona, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

Our stores range from approximately 7,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2022, we increased our store count at a compound annual growth rate of 3.2%. In fiscal year 2022, we opened three new stores, relocated/remodeled two stores and closed one store. We plan to open four new stores and relocate/remodel three stores in fiscal year 2023. As of the date of this report, we have signed leases for an additional five new stores that we plan to open in fiscal years 2023 and beyond. During the nine months ended June 30, 2023, we opened two new stores, relocated/remodeled one store, and closed two stores. Between July 1, 2023 and the date of this Form 10-Q, we did not open any new stores or relocate/remodel any stores.

Performance Highlights

Key highlights of our performance for the three and nine months ended June 30, 2023 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $281.8 million for the three months ended June 30, 2023, an increase of $15.5 million, or 5.8%, compared to net sales of $266.3 million for the three months ended June 30, 2022. Net sales were $845.5 million for the nine months ended June 30, 2023, an increase of $30.1 million, or 3.7%, compared to net sales of $815.4 million for the nine months ended June 30, 2022.

●

Daily average comparable store sales. Daily average comparable store sales for the three months ended June 30, 2023 increased 4.4% compared to the three months ended June 30, 2022. Daily average comparable store sales for the nine months ended June 30, 2023 increased 2.5% compared to the nine months ended June 30, 2022.

●

Net income. Net income was $7.1 million for the three months ended June 30, 2023, an increase of $3.1 million, or 79.8%, compared to net income of $3.9 million for the three months ended June 30, 2022. Net income was $17.4 million for the nine months ended June 30, 2023, a decrease of $1.8 million, or 9.6%, compared to net income of $19.2 million for the nine months ended June 30, 2022.

●

EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $16.3 million for the three months ended June 30, 2023, an increase of $3.6 million, or 28.1%, compared to $12.7 million for the three months ended June 30, 2022. EBITDA was $45.4 million for the nine months ended June 30, 2023, a decrease of $2.3 million, or 4.8%, compared to $47.6 million for the nine months ended June 30, 2022. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $16.7 million for the three months ended June 30, 2023, an increase of $3.7 million, or 28.2%, compared to $13.0 million for the three months ended June 30, 2022. Adjusted EBITDA was $47.3 million for the nine months ended June 30, 2023, a decrease of $1.3 million, or 2.6%, compared to $48.6 million for the nine months ended June 30, 2022. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of June 30, 2023, cash and cash equivalents was $8.6 million, and there was $48.5 million available for borrowing under our Revolving Facility, net of undrawn, issued and outstanding letters of credit of $1.5 million.

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

During fiscal year 2022 and the first nine months of fiscal year 2023, the costs of certain goods we sell were impacted by levels of inflation higher than we have experienced in recent years, resulting in part from supply disruptions, the military conflict between Ukraine and Russia, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, disruptions caused by the COVID‐19 pandemic and the uncertain economic environment. In the aggregate, management estimates that the Company experienced annualized cost inflation of approximately 7% in the third quarter of fiscal year 2023. Cost inflation estimates are based on individual like items sold during the periods being compared. The impact of inflation on our sales and profitability is influenced in part by our ability to adjust our retail prices accordingly. While we have been able to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Statements of Income Data: *
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	71.1	72.4	71.3	71.9
Gross profit	28.9	27.6	28.7	28.1
Store expenses	22.2	22.6	22.6	22.0
Administrative expenses	3.3	2.8	3.1	2.8
Pre-opening expenses	0.1	0.1	0.1	0.1
Operating income	3.2	2.1	2.8	3.3
Interest expense, net	(0.3)	(0.2)	(0.3)	(0.2)
Income before income taxes	2.9	1.9	2.5	3.0
Provision for income taxes	(0.4)	(0.4)	(0.5)	(0.7)
Net income	2.5%	1.5	2.1	2.4
__________________________
*Figures may not sum due to rounding.

Number of stores at end of period	164	162	164	162
Number of new stores opened during the period	—	1	2	1
Number of stores relocated/remodeled during the period	1	—	1	1
Number of stores closed during the period	2	1	2	1
Twelve-month store unit growth rate	1.2%	0.6	1.2	0.6
Change in daily average comparable store sales	4.4%	2.5	2.5	3.5

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended June 30,		Change In
	2023	2022	Dollars	Percent
Statements of Income Data:
Net sales	$281,791	266,309	15,482	5.8%
Cost of goods sold and occupancy costs	200,401	192,750	7,651	4.0
Gross profit	81,390	73,559	7,831	10.6
Store expenses	62,631	60,124	2,507	4.2
Administrative expenses	9,308	7,459	1,849	24.8
Pre-opening expenses	367	325	42	12.9
Operating income	9,084	5,651	3,433	60.8
Interest expense, net	(848)	(603)	(245)	40.6
Income before income taxes	8,236	5,048	3,188	63.2
Provision for income taxes	(1,164)	(1,115)	(49)	4.4
Net income	$7,072	3,933	3,139	79.8%

Net sales

Net sales increased $15.5 million, or 5.8%, to $281.8 million for the three months ended June 30, 2023 compared to $266.3 million for the three months ended June 30, 2022, due to an $11.7 million increase in comparable store sales and a $3.8 million increase in new store sales. Daily average comparable store sales increased 4.4% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The daily average comparable store sales increase resulted from a 2.4% increase in daily average transaction size and a 1.9% increase in daily average transaction count. Comparable store average transaction size was $45.71 for the three months ended June 30, 2023. The increase in net sales during the three months ended June 30, 2023 was driven by transaction count, retail price increases, new store sales and marketing initiatives, including market-specific campaigns and {N}power® loyalty program offers that drove customer engagement.

Gross profit

Gross profit increased $7.8 million, or 10.6%, to $81.4 million for the three months ended June 30, 2023 compared to $73.6 million for the three months ended June 30, 2022. Gross profit reflects earnings after product and occupancy costs. Gross margin increased to 28.9% for the three months ended June 30, 2023 compared to 27.6% for the three months ended June 30, 2022. The increase in gross margin during the three months ended June 30, 2023 was driven by higher product margin attributed to effective pricing and promotions.

Store expenses

Store expenses increased $2.5 million, or 4.2%, to $62.6 million for the three months ended June 30, 2023 compared to $60.1 million for the three months ended June 30, 2022. Store expenses as a percentage of net sales were 22.2% and 22.6% for the three months ended June 30, 2023 and 2022, respectively. The decrease in store expenses as a percentage of net sales was primarily driven by expense leverage on sales, partially offset by higher labor expense as a result of increased wage rates.

Administrative expenses

Administrative expenses increased $1.8 million, or 24.8%, to $9.3 million for the three months ended June 30, 2023 compared to $7.5 million for the three months ended June 30, 2022. The increase in administrative expenses was primarily driven by higher compensation expense, software expense and technology amortization. Administrative expenses as a percentage of net sales were 3.3% and 2.8% for the three months ended June 30, 2023 and 2022, respectively.

Pre-opening expenses

Pre-opening expenses were $0.4 million for the three months ended June 30, 2023 compared to $0.3 million for the three months ended June 30, 2022.

Interest expense, net

Interest expense, net of capitalized interest, was $0.8 million for the three months ended June 30, 2023 compared to $0.6 million for the three months ended June 30, 2022.

Income taxes

Income tax expense increased less than $0.1 million for the three months ended June 30, 2023 to $1.2 million compared to $1.1 million for the three months ended June 30, 2022. The Company’s effective income tax rate was 14.1% and 22.1% for the three months ended June 30, 2023 and 2022, respectively. The decrease in the effective income tax rate was primarily attributable to increased food donation deductions recorded during the three months ended June 30, 2023.

Net income

Net income was $7.1 million, or $0.31 diluted earnings per share, for the three months ended June 30, 2023 compared to $3.9 million, or $0.17 diluted earnings per share, for the three months ended June 30, 2022.

Nine months ended June 30, 2023 compared to the nine months ended June 30, 2022

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Nine months ended June 30,		Change In
	2023	2022	Dollars	Percent
Statements of Income Data:
Net sales	$845,493	815,419	30,074	3.7%
Cost of goods sold and occupancy costs	602,907	586,341	16,566	2.8
Gross profit	242,586	229,078	13,508	5.9
Store expenses	191,419	179,065	12,354	6.9
Administrative expenses	26,166	22,924	3,242	14.1
Pre-opening expenses	1,069	550	519	94.4
Operating income	23,932	26,539	(2,607)	(9.8)
Interest expense, net	(2,478)	(1,692)	(786)	46.5
Income before income taxes	21,454	24,847	(3,393)	(13.7)
Provision for income taxes	(4,091)	(5,642)	1,551	(27.5)
Net income	$17,363	19,205	(1,842)	(9.6)%

Net sales

Net sales increased $30.1 million, or 3.7%, to $845.5 million for the nine months ended June 30, 2023 compared to $815.4 million for the nine months ended June 30, 2022, due to a $20.4 million increase in comparable store sales and an $11.5 million increase in new store sales, partially offset by a $1.8 million decrease in net sales related to store closures. Daily average comparable store sales increased 2.5% for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022. The daily average comparable store sales increase resulted from a 1.4% increase in daily average transaction size and a 1.1% increase in daily average transaction count. Comparable store average transaction size was $45.86 for the nine months ended June 30, 2023. The increase in net sales during the nine months ended June 30, 2023 was primarily driven by transaction count, retail price increases, new store sales and marketing initiatives, partially offset by a moderation of the pandemic trends experienced in the first six months of fiscal year 2022.

Gross profit

Gross profit increased $13.5 million, or 5.9%, to $242.6 million for the nine months ended June 30, 2023 compared to $229.1 million for the nine months ended June 30, 2022. Gross profit reflects earnings after product and occupancy costs. Gross margin increased to 28.7% for the nine months ended June 30, 2023 compared to 28.1% for the nine months ended June 30, 2022. The increase in gross margin during the nine months ended June 30, 2023 was driven by higher product margin, partially offset by higher shrink expense.

Store expenses

Store expenses increased $12.4 million, or 6.9%, to $191.4 million for the nine months ended June 30, 2023 compared to $179.1 million for the nine months ended June 30, 2022. Store expenses included an impairment charge of $0.9 million in the nine months ended June 30, 2023 related to a store closure and an early store relocation. Store expenses as a percentage of net sales were 22.6% and 22.0% for the nine months ended June 30, 2023 and 2022, respectively. The increase in store expenses as a percentage of net sales was primarily driven by higher labor expense as a result of increased wage rates and an impairment charge related to a store closure.

Administrative expenses

Administrative expenses increased $3.2 million, or 14.1%, to $26.2 million for the nine months ended June 30, 2023 compared to $22.9 million for the nine months ended June 30, 2022. The increase in administrative expenses was primarily driven by higher compensation expense, technology amortization and software expense. Administrative expenses as a percentage of net sales were 3.1% and 2.8% for the nine months ended June 30, 2023 and 2022, respectively.

Pre-opening expenses

Pre-opening expenses were $1.1 million for the nine months ended June 30, 2023 compared to $0.6 million for the nine months ended June 30, 2022.

Interest expense

Interest expense, net of capitalized interest, was $2.5 million for the nine months ended June 30, 2023 compared to $1.7 million for the nine months ended June 30, 2022.

Income taxes

Income tax expense decreased $1.6 million for the nine months ended June 30, 2023 to $4.1 million compared to $5.6 million for the nine months ended June 30, 2022. The Company’s effective income tax rate was 19.1% and 22.7% for the nine months ended June 30, 2023 and 2022, respectively. The decrease in the effective income tax rate was primarily attributable to increased food donation deductions recorded during the nine months ended June 30, 2023.

Net income

Net income was $17.4 million, or $0.76 diluted earnings per share, for the nine months ended June 30, 2023 compared to $19.2 million, or $0.84 diluted earnings per share, for the nine months ended June 30, 2022.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Net income	$7,072	3,933	17,363	19,205
Interest expense, net	848	603	2,478	1,692
Provision for income taxes	1,164	1,115	4,091	5,642
Depreciation and amortization	7,210	7,068	21,426	21,088
EBITDA	16,294	12,719	45,358	47,627
Impairment of long-lived assets	59	—	930	95
Share-based compensation	333	297	1,046	887
Adjusted EBITDA	$16,686	13,016	47,334	48,609

EBITDA increased 28.1% to $16.3 million for the three months ended June 30, 2023 compared to $12.7 million for the three months ended June 30, 2022. EBITDA decreased 4.8% to $45.4 million for the nine months ended June 30, 2023 compared to $47.6 million for the nine months ended June 30, 2022. EBITDA as a percentage of net sales was 5.8% and 4.8% for the three months ended June 30, 2023 and 2022, respectively. EBITDA as a percentage of net sales was 5.4% and 5.8% for the nine months ended June 30, 2023 and 2022, respectively.

Adjusted EBITDA increased 28.2% to $16.7 million for the three months ended June 30, 2023 compared to $13.0 million for the three months ended June 30, 2022. Adjusted EBITDA decreased 2.6% to $47.3 million for the nine months ended June 30, 2023 compared to $48.6 million for the nine months ended June 30, 2022. Adjusted EBITDA as a percentage of net sales was 5.9% and 4.9% for the three months ended June 30, 2023 and 2022, respectively. Adjusted EBITDA as a percentage of net sales was 5.6% and 6.0% for the nine months ended June 30, 2023 and 2022, respectively.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Revolving Facility. Our Credit Facility consists of the $50.0 million Revolving Facility and the fully drawn $35.0 million Term Loan Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, cash dividends, share repurchases and corporate taxes. As of June 30, 2023, we had $8.6 million in cash and cash equivalents and $48.5 million available for borrowing under our Revolving Facility. On November 18, 2020, we entered into the $35.0 million Term Loan Facility maturing November 13, 2024.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program – most recently in May 2022 – and the program will terminate on May 31, 2024. During the three and nine months ended June 30, 2023, we repurchased 9,452 shares and 17,998 shares at a cost of $0.1 million and $0.2 million, respectively. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Revolving Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

On August 2, 2023, our Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on September 13, 2023 to stockholders of record as of the close of business on August 28, 2023. We paid quarterly cash dividends of $0.10 per share of common stock in each of the first three quarters of fiscal year 2023.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Nine months ended June 30,
	2023	2022
Net cash provided by operating activities	$36,159	29,505
Net cash used in investing activities	(24,298)	(18,018)
Net cash used in financing activities	(15,324)	(15,249)
Net decrease in cash and cash equivalents	(3,463)	(3,762)
Cash and cash equivalents, beginning of period	12,039	23,678
Cash and cash equivalents, end of period	$8,576	19,916

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, impairment of long-lived assets, store closing costs, share-based compensation, and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $6.7 million, or 22.6%, to $36.2 million for the nine months ended June 30, 2023 compared to $29.5 million for the nine months ended June 30, 2022. The increase in cash provided by operating activities was primarily due to an increase in cash provided by working capital, partially offset by a decrease in cash provided by net income as adjusted for non-cash items.

Investing Activities

Net cash used in investing activities increased $6.3 million, or 34.9%, to $24.3 million for the nine months ended June 30, 2023 compared to $18.0 million for the nine months ended June 30, 2022. This increase was primarily the result of an increase in property and equipment acquisitions of $7.3 million, partially offset by a decrease in other intangibles acquisitions of $1.2 million during the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022, primarily due to the impact of the timing of new store openings, relocations/remodels, and software projects under development.

We plan to spend approximately $3.7 million to $10.7 million on capital expenditures during the remainder of fiscal year 2023 primarily in connection with two new store openings and two store relocations/remodels. We anticipate that our new stores will require, on average, an upfront capital investment of approximately $2.4 million per store.

Acquisition of property and equipment not yet paid increased $2.6 million to $6.2 million for the nine months ended June 30, 2023 compared to $3.6 million for the nine months ended June 30, 2022 primarily due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used in financing activities was $15.3 million for the nine months ended June 30, 2023 compared to $15.2 million for the nine months ended June 30, 2022.

Credit Facility

The revolving commitment amount under the Revolving Facility is $50.0 million, including a $5.0 million sub-limit for standby letters of credit. We borrowed $35.0 million under the Term Loan Facility in December 2020. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and Vitamin Cottage Two Ltd. Liability Company (VC2). The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date without premium or penalty. On November 18, 2020, we amended the Credit Facility to provide for the Term Loan Facility and permit payment of a one-time dividend of up to $50.0 million no later than December 31, 2020. On December 15, 2022, we further amended the Credit Facility to (i) replace the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on SOFR and (ii) increase the Company’s restricted payment capacity, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $12.5 million during any fiscal year.

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

We had no amounts outstanding under the Revolving Facility as of June 30, 2023 and September 30, 2022. As of June 30, 2023 and September 30, 2022, we had undrawn, issued and outstanding letters of credit of $1.5 million and $1.1 million, respectively, which were reserved against the amount available for borrowing under the Revolving Facility. We had $48.5 million and $48.9 million available for borrowing under the Revolving Facility as of June 30, 2023 and September 30, 2022, respectively. We had $9.7 million of outstanding borrowings under the fully drawn Term Loan Facility as of June 30, 2023.

As of June 30, 2023 and September 30, 2022, the Company was in compliance with all covenants under the Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As disclosed above, on December 15, 2022, the Company amended the Credit Facility to, among other things, replace the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on SOFR. The transition from LIBOR to SOFR as the reference rate under the Credit Facility has not had, and is not expected to have in the future, a material effect on the Company’s liquidity or access to credit. There have been no other material changes regarding our market risk position from the information provided under Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In May 2016, the Board authorized a two-year share repurchase program pursuant to which we may repurchase up to $10.0 million in shares of the Company’s common stock. The Board subsequently extended the share repurchase program – most recently in May 2022 – and the program will terminate on May 31, 2024.

The following table summarizes share repurchase activity for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
May 1, 2023 to May 31, 2023	7,725	$10.03	7,725	$8,166
June 1, 2023 to June 30, 2023	1,727	10.53	1,727	8,148
Total	9,452		9,452

1 Average price paid per share includes commissions paid.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022 (unaudited), (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2023 and 2022 (unaudited), (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 and 2022 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2023 and 2022 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on August 3, 2023.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)