Form 10-K
period 2023-09-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2023-12-07
CIK 1547459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of the registrant’s common stock on March 31, 2023, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $108,522,084.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 4, 2023 was 22,752,413.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2023.

Natural Grocers by Vitamin Cottage, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2023

i

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example “fiscal year 2023” refers to the year from October 1, 2022 to September 30, 2023).

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

In 1998, the second generation of the Isely family, including Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, purchased our predecessor and the Vitamin Cottage® trademark and assumed control of the business. Since then, we have grown our store count from 11 stores in Colorado to 165 stores in 21 states as of September 30, 2023. We have also implemented numerous organizational and operational improvements that have enhanced our ability to scale our operations. We believe that by staying true to our founding principles, we have been able to continue to attract new customers, extend our geographic reach and further solidify our competitive position.

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

Commitment to sustainable products and practices. We have put in place product standards for dairy, eggs, meat, seafood and produce that support sustainable and ecologically responsible production methods. We believe our standards help to enhance the health of our customers, promote animal welfare, reduce antibiotic resistance and protect the environment. We have also instituted measures to reduce food waste, divert usable products to food banks, reduce single use plastic bags and reduce the use of pesticides and antimicrobial products. We believe these efforts reflect our commitment to corporate social responsibility and demonstrate our support for sustainable regenerative agricultural practices.

Experienced and committed management team with proven track record. Our executive management team has an average of 38 years of experience in the natural grocery industry, while our entire management team has an average of 33 years of relevant experience. Since the second generation of the Isely family assumed control of the business in 1998, we have grown our store count from 11 stores to 165 stores as of September 30, 2023 by remaining dedicated to our founding principles. Over their tenure, members of our executive management team have been instrumental in establishing a successful, scalable operating model, generating consistently strong financial results, developing an effective site selection and store opening process and implementing operational efficiencies. The depth of our management experience extends beyond our home office. As of September 30, 2023, our store managers and assistant managers at comparable stores had average tenures of approximately five years with us. In addition, we have a track record of promoting store management personnel from within. We believe our management’s experience at all levels will allow us to continue to grow our store base while maintaining operational excellence by driving efficiencies in store operations, managing inventory levels and focusing on exceptional customer service.

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Expand our store base. We intend to continue expanding our store base through new store openings in existing markets, as well as penetrating new markets, by leveraging our core competencies of site selection and efficient store openings. In each of the fiscal years 2023 and 2022, we opened three new stores. We plan to open four to six new stores in fiscal year 2024, two of which opened during the first quarter of fiscal year 2024 prior to the filing of this Form 10-K. As of the date of this report, we have signed leases or acquired property for an additional two new stores that we plan to open in fiscal years 2024 and beyond.

Store locations as of September 30, 2023.

Increase sales from existing customers. In order to increase our average ticket and the number of customer transactions, we plan to continue offering an engaging customer experience by providing science-based nutrition education and a differentiated merchandising strategy that delivers affordable, high-quality natural and organic grocery products and dietary supplements. We also plan to continue to utilize targeted marketing efforts to reach our existing customers, including through the {N}power® customer rewards program ({N}power), which we anticipate will drive customer transactions, increase the average ticket and convert occasional, single-category customers into core, multi-category customers.

Grow our customer base. We plan to continue building our brand awareness, which we anticipate will grow our customer base. During fiscal year 2023, the measures we took that were aimed at enhancing our brand awareness included: (i) featuring {N}power promotions, with a focus on local store marketing to drive customer traffic; (ii) utilizing {N}power to identify and send personalized offers to our customers, including through our new Natural Grocers mobile application; (iii) continuing to make enhancements to our monthly Health Hotline magazine; (iv) organizing month-long seasonal and topical special promotions; (v) expanding our social media reach through increased investment in paid and organic placements on platforms, such as Instagram, TikTok, Facebook, X, and YouTube and social media influencer campaigns; (vi) conducting television, radio, newspaper, outdoor advertising and targeted direct mail campaigns in select markets; and (vii) continuation of home delivery services. We believe offering nutrition education has historically been one of our most effective marketing strategies for reaching new customers and increasing the demand for natural and organic groceries and dietary supplements in our markets. To maximize their impact, we encourage our NHCs to focus on relationship-building opportunities in our communities and with our customers, including promotions, educational cooking events, lectures and classes in our stores. Additionally, we seek to attract new customers by enhancing their nutrition knowledge through the distribution of printed and digital versions of our broad range of educational resources, including the Health Hotline magazine. In addition to offering nutrition education, our strategy is to attract new customers with our Always Affordable Price and to build community awareness through our support of local vendors and charities.

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

Our Store Format. Our stores range from approximately 7,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet. In fiscal year 2023, our three new stores and three relocations/remodels averaged approximately 10,000 selling square feet. Approximately one quarter of our stores’ selling square footage is dedicated to dietary supplements. Most of our stores also include a dedicated community room available for public gatherings, a demonstration kitchen for cooking education and/or lecture space. Our comparable stores sell an average of approximately 21,000 SKUs of natural and organic products per store, including an average of approximately 6,700 SKUs of dietary supplements. Set out below is the layout for our new stores:

Site Selection. Our real estate strategy is adaptable to a variety of market conditions. When selecting locations for new stores, we use analytical models, based on research and data provided by third parties and our extensive experience, to identify promising store locations. We typically locate new stores in prime locations which offer easy customer access and high visibility. Many of our stores are near other supermarkets or gourmet food retailers, and we complement their conventional product offerings with high-quality, affordable natural and organic groceries and dietary supplements in an efficient and convenient retail setting. Our model for selecting viable new store locations incorporates factors such as target demographics, community characteristics, nearby retail activity and other measures and is based on first-hand observation of the community’s characteristics surrounding each site. We have Crew members dedicated to opening new stores efficiently and quickly. We strive to open new stores within approximately nine to twelve months from the time of lease execution, subject to construction permitting and the availability of construction materials and equipment.

Our Focus on Nutrition Education

Nutrition education is one of our founding principles and is a primary focus for all Crew members. We believe our emphasis on science-based nutrition education differentiates us from our competitors and creates a unique shopping experience for our customers.

Our NHCs are a core element of our nutrition education program. Every store has a NHC position to educate customers and train Crew members on nutrition. NHCs must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. To educate and empower customers to make informed nutrition choices, our NHCs are available for complimentary one-on-one nutrition health coaching sessions. Each NHC is also responsible for various relationship-building opportunities in our communities and with our customers, including educational activities such as nutrition classes, lectures, seminars, health fairs and store tours. To maximize the impact of our NHCs, we stress the importance of their focusing on in-store educational events, offering health coaching sessions and holding nutrition classes in the community by partnering with school, municipal and corporate wellness programs. During fiscal year 2023, our NHCs introduced a free, in-store personalized shopping experience to customers, including a store walkthrough and product recommendations. We believe that our NHCs’ focus on relationship-building opportunities in our communities and with our customers helps to enhance our marketing and branding initiatives. Additionally, our NHCs are an onsite resource for nutrition training and education for our Crew members. Each NHC trains our Crew members to use a compliant educational approach to customer service without attempting to diagnose or treat specific conditions or ailments. We believe our NHC position is a competitive differentiator and represents a key element of our customer service model.

Our training and education programs are supplemented by outside experts, online materials and printed handouts. We also use our Health Hotline magazine to educate our customers. The Health Hotline magazine, which was published 11 times in fiscal year 2023, includes in-depth articles on health and nutrition, along with a selection of sale items. The printed version of the Health Hotline magazine is mailed to subscribers and distributed in our stores. In addition, an electronic version of the Health Hotline magazine is distributed to subscribers via the internet and posted on our website.

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

What We Sell. We operate both a full-service natural and organic grocery store and a dietary supplement store within a single retail location. The following is a breakdown of our sales mix for the fiscal year ended September 30, 2023:

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

■

Natural Grocers Brand Products.  We sell an expanding range of Natural Grocers brand private label products, including grocery staples, household products, bulk foods, and vitamins and dietary supplements. We believe our Natural Grocers brand private label products provide our customers with high-quality, affordable offerings that satisfy our rigorous product standards. During fiscal year 2023, we expanded our line of Natural Grocers brand products with a number of new offerings, including organic eggs from regenerative farms, organic flavored coffee, and organic mustard.

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

The key elements of our pricing strategy include:

●	an Always Affordable Price throughout our stores;

●	heavily advertised Health Hotline deals supported by manufacturer participation;

●	discounts offered exclusively to {N}power members, including promotions to highlight affordable family meals;

●	short term price promotions related to holidays, targeted campaigns and other events;

●	in-store specials generally lasting for one month and not advertised outside the store;

●	managers’ specials, such as clearance, overstock, short-dated or promotional incentives; and

●	specials on seasonally harvested produce.

As we continue to expand our store base, we believe there are opportunities for increased leverage in fixed costs, such as administrative expenses, as well as increased economies of scale in sourcing products. We strive to keep our product, operating and general and administrative costs low, which allows us to continue to offer attractive pricing for our customers.

Our Store Operations

Store Hours. Our stores typically are open from 8:27 a.m. to 8:36 p.m., Monday through Saturday, and from 8:57 a.m. to 7:36 p.m. on Sunday.

Store Management and Staffing. Our typical store staffing includes a manager and assistant manager, with department managers in each of the dietary supplement, grocery, dairy and frozen, produce, body care and receiving departments, as well as several non-management Crew members. Each store manager is responsible for monthly store profit and loss, including labor, merchandising and inventory costs. We also employ regional managers to oversee all store operations for regions consisting of approximately 7 to 15 stores. Each regional manager reports to, and is supported by, a director of store operations and other staff.

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

Each of our stores provides in-store access to a NHC. The NHC is responsible for training our store Crew members and educating our customers in accordance with applicable local, state and federal regulations. Each NHC must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition and be thoroughly committed to fulfilling our mission. Substantially all of our NHCs are full-time Crew members. The NHCs are overseen by Regional Nutritional Health Coach Managers.

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

Sourcing and Vendors. We source from approximately 1,000 suppliers and offer approximately 2,900 brands. These suppliers range from small independent businesses to multinational conglomerates. As of September 30, 2023, we purchased approximately 78% of the goods we sell from our top 20 suppliers. For the fiscal year ended September 30, 2023, approximately 68% of our total purchases were from United Natural Foods Inc. and its subsidiaries (UNFI). We strive to maintain good relations with UNFI and, in August 2023, we extended our long-term relationship with UNFI as our primary supplier of products in the natural, fresh and produce categories through September 3, 2028, subject to automatic renewals for successive one-year periods unless otherwise terminated by either party. As a result of global supply chain issues, we have on occasion experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain, although certain products may be in relatively short supply or are unavailable from time to time.

We have contracts with third-party manufacturers to produce groceries and dietary supplements under the Natural Grocers brand. We have longstanding relationships with many of our suppliers, and we require disclosure from them regarding quality, freshness, potency and safety data information. Our bulk food private label products are packaged by us in pre-packed sealed bags to help prevent contamination while in transit and in our stores. Unlike most of our competitors, most of our private label nuts, trail mix and flours are refrigerated in our warehouse and stores to maintain freshness.

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

As of September 30, 2023, we employed 3,235 full-time and 938 part-time (less than 30 hours per week) Crew members, including a total of 373 Crew members at our home office and our bulk food repackaging facility and distribution center. None of our Crew members are subject to a collective bargaining agreement. We believe we have good relations with our Crew members. We have an established set of standard operating procedures to manage our human capital management function, including hiring and human resource policies, training practices and operational instruction manuals. This allows each store to operate with strict accountability and still maintain independence to respond to its unique circumstances.

Culture and Engagement. Our Company strives to empower healthier communities by cultivating a culture focused on our core values, including caring for our customers and Crew members, having fun at work, inclusivity, working with passion, and being authentic. Our leadership reinforces our founding principles and core values by providing significant training on these topics to new store managers and assistant store managers. We have also undertaken a number of initiatives designed to engage our workforce, including conducting an annual employee survey to solicit feedback from our Crew members, conducting regular focus groups with our store Crew members to identify opportunities for process improvement at our stores, and conducting monthly calls with our store leadership to review priorities and celebrate accomplishments.

Crew Member Development and Promotion. Investing in the development of our Crew members is an important area of focus to ensure the sustainability of our business. We prioritize promoting leaders from within our organization and strive to support career development through regular training and leadership development opportunities. During fiscal year 2023, we promoted internal candidates to fill approximately 64% of our vacant store manager positions, approximately 71% of our vacant assistant store manager positions, and approximately 67% of our vacant department manager positions. We are committed to inclusion and diversity in our approach to hiring and promotion, including among our store management. As of September 30, 2023, approximately 45% of our store managers and approximately 58% of our assistant store managers were women.

We believe that setting Crew members up for success begins with a strong foundation. Our accelerated store manager training program provides high-potential store department managers with management training, including leadership skills and financial aspects of management, equipping participants for potential management roles within the Company upon completion. We provide all new store managers and assistant store managers with five weeks of in-person operational and managerial training at our facility in Golden, Colorado. We also conduct over 20 hours of virtual and in-person training on an annual basis for our store Crew members covering a wide array of topics, including company culture and values, store operations, nutrition education, safety and compliance.

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

●	continually strive to source products and services from local producers and vendors;

●	carefully collect all of our excess or distressed food and merchandise and donate it to local non-profit organizations;

●	do not provide single-use paper or plastic bags at our registers and encourage the use of reusable totes;

●	provide cash to local food banks, making donation determinations based on the number of customers who shop our stores with their own bags;

●	reduce our energy costs and carbon footprint using efficient heating, ventilation and air conditioning, lighting, and refrigerating systems;

●	implement strategies to eliminate excess packaging, energy and transportation costs;

●	recycle and reuse paper, plastic, glass and electronic products whenever possible;

●	manage the waste stream services at all of our stores in order to optimize our diversion of waste to recycling and compost and increase the environmental sustainability of our operations;

●	offer plant-based, compostable plastic bags and 100% recycled, recyclable and compostable paper bags for produce purchases;

●	use healthy and environmentally responsible building materials and finishes in our new stores and remodels;

●	promote environmentally responsible and sustainable practices in our supply chain;

●	undertake fundraisers for organizations whose missions align with ours; and

●	support the economic vitality of small producers and agricultural communities.

Marketing and Advertising

A significant portion of our marketing efforts is focused on educating our customers on the benefits of natural and organic grocery products, dietary supplements and our quality standards. Our customer outreach programs provide practical general nutrition knowledge to a variety of groups and individuals, schools, businesses, families and seniors. These educational efforts fulfill one of our founding principles and offer us the opportunity to build relationships with customers and community influencers.

{N}power Customer Rewards Program. We introduced the {N}power customer rewards program in fiscal year 2015. {N}power members receive digital coupons, discounted pricing on certain staple items (such as free-range eggs), personalized offers and other rewards, all by providing their phone number at the time of checkout. We believe the {N}power program has enhanced customer loyalty and engagement while increasing customer traffic and average basket size. In recent years, we have enhanced the {N}power program to simplify the accumulation of rewards for users and improve the customer rewards program experience. During fiscal year 2023, we continued to enhance the personalization, frequency and range of our {N}power offerings and featured {N}power promotions, with a focus on local store marketing. In August 2023, we launched a new Natural Grocers mobile application, which provides {N}power members with enhanced access to exclusive {N}power offers, digital coupons, recipes and articles through their smartphones and tablets. We believe these steps helped to increase membership in the {N}power program during fiscal year 2023. We had approximately 2.1 million registered {N}power members as of September 30, 2023 compared to approximately 1.8 million {N}power members as of September 30, 2022.

Health Hotline and Holly Deals. The Health Hotline is a four-color magazine that contains a mix of in-depth health and nutrition articles, along with a selection of popular sale items. The articles aim to be relevant, science-based and written to reflect the most recent research findings. During fiscal year 2023, we continued to enhance our Health Hotline magazine. The Health Hotline magazine was published 11 times during fiscal year 2023, and we expect comparable publication frequency during fiscal year 2024. The printed version of the Health Hotline magazine is mailed to subscribers and distributed in our stores. In addition, an electronic version of the Health Hotline magazine and a weekly electronic Health Hotline newsletter are distributed to subscribers via the internet. Generally, we negotiate with our suppliers for significantly lower costs on Health Hotline featured sale items, which in turn allows us to offer lower sale prices to our customers. Focused staff training at all locations occurs concurrently with the release of each Health Hotline to ensure that store staff are familiar with the content in each issue. Each December, in lieu of our Health Hotline magazine, we publish and mail our Holly Deals magazine, which features holiday recipes, gift ideas and promotions available at our December Holly Deals sales event.

Special Promotions and Sponsorships During fiscal year 2023, we organized special promotions to coincide with certain calendar events, such as Resolution Reset Week in January, Earth Day in April, and on the 68th anniversary of the Company’s founding in August. We also organized month-long special promotions such as the “Non-GMO Month” campaign in October, the “Body Care & Beauty Bonanza” in May, the “Rock the Grill” campaign during June, the “Splash into Savings” and “{N}power 2-Day Sale” campaigns in July, and the “Organic Month” campaign during September. Our special promotions frequently include product discounts, sweepstakes, charitable fundraisers and nutrition education classes. During fiscal year 2023, we featured a number of events intended to promote sales to friends and family of our Crew members. We expect to continue offering similar special promotions and events in the future. During fiscal year 2023, we organized a number of charitable sponsorships, including collecting donations from customers on behalf of local food banks and an environmental non-profit organization. In addition, we donated 1% of all our sales on one day in February for Crew member appreciation month and one day during our 68th anniversary to our Natural Grocers Heroes in Aprons Fund.

Website and Social Media. We maintain NaturalGrocers.com as our official Company website to host store information, sale and discount offers, educational materials, product and standards information, policies and contact forms, advocacy and news items and e-commerce capabilities. Our website is intended to be part of an overall enhanced branding strategy to more effectively communicate our brand’s unique and compelling attributes, including our founding principles. Our website features enhanced product and recipe search interfaces and improved functionality with mobile and tablet devices. We believe the continued growth of site visitors, page views and other metrics of our website activity indicates that our content is timely and informative to the communities we serve. Our website is interlinked with other online and social media outlets, including Facebook, Instagram, TikTok, X, Pinterest and YouTube. During fiscal year 2023, we continued to increase our investment in paid and organic placements on platforms such as Facebook, Instagram, TikTok, YouTube and mobile in-app display, resulting in enhanced brand reach. We also organized social media influencer campaigns in key markets. We expect to continue investing in digital engagement activities during fiscal year 2024. Our recently launched Natural Grocers mobile application provides a new marketing channel to deliver the same content strategy already in place for our website.

Advertising. Our advertising activities in fiscal year 2023 included: (i) conducting television advertising campaigns; (ii) conducting radio advertising campaigns in support of new store openings and store relocations; (iii) conducting outdoor advertising campaigns; (iv) conducting targeted direct mail campaigns; (v) newspaper advertising; (vi) utilizing organic search, search engine marketing, search engine optimization and display advertisements to deliver more customer traffic to our website and stores; and (vii) investments in paid and organic placements on social media platforms.

Home Delivery Services. As of September 30, 2023, we offered online ordering and home delivery services at 160 of our stores in partnership with a third party.

New Store Openings. We use various targeted marketing efforts to support the successful introduction of our new stores in their individual markets. In addition to the distribution of our Health Hotline magazine and Internet and social media efforts targeted to the region, we utilize direct mail distribution of introductory booklets and postcards promoting our brand and providing discounts and other incentives for new customers. We also focus on community relationship-building activities, including a series of lectures and cooking and other demonstrations in each new store’s community room and/or demonstration kitchen. Other new store promotional activities include gift card and prize giveaways, sweepstakes, musical performances, appearances by our sponsorship partners, cash donations to local food banks, and participation by local community leaders and organizations.

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

Trademarks and Other Intellectual Property

We believe that our intellectual property is important to the success of our business. We have received the registration of trademarks not only for Natural Grocers®, Vitamin Cottage® and Health Hotline® but also for our logo, Natural Grocers by Vitamin Cottage® and Vitamin Cottage Natural Grocers® for appropriate categories of trade. In addition, we have received the registration of service marks for EDAP – Every Day Affordable Price®, {N}power®, Organic Headquarters®, Organic Month Headquarters®, Organic Produce Headquarters®, Natural Grocers Cottage Wine and Craft Beer®, Natural Grocers Cottage Craft Beer® and Resolution Reset Day® and registrations of trademarks for These Came First® and Natural Grocers Top 10 Nutrition Trends®. We do not own or license for use any patents, franchises or concessions that are material to our business. Our trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are properly maintained.

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

New or revised federal, state and local laws and regulations affecting our business or our industry, such as those relating to industrial hemp products and genetically modified (bioengineered) foods, could result in additional compliance costs and civil remedies. In some instances, laws and regulations may be amended in the future to allow for private rights of action to enforce laws and regulations through lawsuits. At present, many consumer class action lawsuits are based on violations of federal laws, regulations, rules and guidance where the claim is that the alleged violation results in consumer deception. The risks associated with these laws and regulations are further described under the caption “Risk Factors.”

Segment Information

We have one reporting segment, natural and organic retail stores, through which we conduct all of our business. Please see the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2023, set forth in Part IV of this Form 10-K, for financial information regarding this segment.

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

•	Inflation or deflation could adversely affect our business;

•	Widespread health pandemics could materially impact our business, results of operations and financial condition;

•	We may be unable to compete effectively in our markets, which are highly competitive;

•	An inability to maintain or increase our operating margins could adversely affect our results of operations;

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

Accordingly, our results for any one fiscal year or quarter are not necessarily indicative of the results to be expected for any other year or quarter. Our comparable store sales during any particular future period may decrease. In the event of any future decrease, the price of our common stock could decline. For more information on our results of operations for fiscal years 2023 and 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Economic conditions and consumer spending may also be adversely impacted by political instability. The outbreak or escalation of war, the occurrence of terrorist acts or other hostilities in or affecting the United States, or concerns regarding epidemics in the United States or in international markets could also lead to a decrease in spending by consumers or may cause our customers to avoid visiting our stores. In particular, recent global events have disrupted commodity markets, including for energy and agricultural products, and have contributed to global supply chain disruption and inflation. We may experience continued volatility with respect to these trends. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new customers and to provide products that appeal to customers at prices they are willing and able to pay. Prolonged unfavorable economic conditions or political instability may have an adverse effect on our sales and profitability.

Inflation or deflation could adversely affect our business.

Our financial performance could be adversely impacted by relative rates of inflation or deflation, which are subject to market conditions. Inflationary or deflationary pressures on the products we sell could impact our net sales and earnings. If the cost of goods changes as a result of inflation or deflation, we may be unable to adjust our retail prices accordingly, which could adversely impact our sales or earnings. During fiscal years 2022 and 2023, we experienced levels of inflation that are higher than we have experienced in recent years, resulting in part from various supply disruptions, the conflict between Ukraine and Russia, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, other disruptions and the uncertain economic environment. We have been able to mitigate this impact to date through our pricing strategies. We are unable to predict how long the current inflationary environment will continue or the long-term impact of inflationary or deflationary trends on consumer behavior and our sales and profitability in the future. Additionally, commodities used in many of our products, including our Natural Grocers brand products, can be subject to availability constraints and price volatility caused by weather, supply conditions, political instability, government regulations, tariffs, energy prices and general economic conditions and other unpredictable factors. Changes in food and commodity prices could also negatively impact our sales and earnings if our competitors react more aggressively. Additionally, the cost of construction materials we use to build and remodel our stores is also subject to price volatility based on market and economic conditions. Higher construction material prices could increase the capital expenditures needed to construct a new store or remodel an existing store and, as a result, could increase the investment required and our rent obligations.

Widespread health pandemics could materially impact our business, results of operations and financial condition.

The COVID-19 pandemic and resulting government mandates significantly impacted our operations. Although our operations have stabilized since the height of the pandemic, in the event there is a widespread regional, national or global health epidemic or pandemic in the future, including outbreaks of COVID-19 variants, our business could be severely impacted. Although the potential effects that COVID-19 may continue to have on us, or that global health pandemics unrelated to COVID-19 may have in the future, are not clear, such impacts could materially adversely affect our business, financial condition and results of operations.

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

We intend to continue our focus on improving our operating margins by leveraging more efficiencies of scale, additional improved systems, further cost discipline, added focus on appropriate store labor levels and even more disciplined product selection. If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the efficiencies of scale that we expect from expansion. If we are not able to capture greater efficiencies of scale, improve our systems, further enhance our cost discipline and increase our focus on appropriate store labor levels and disciplined product selection, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to increase sales and reduce inventory shrink. Further, pricing pressures from competitors and the impact of the product discounts offered by the {N}power customer rewards program may also adversely impact our operating margins. As a result, our operating margins may stagnate or decline, which could have a material adverse effect on our business, financial condition and results of operations and adversely affect the price of our common stock.

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

UNFI is our single largest third-party supplier, accounting for approximately 68% of our total purchases in fiscal year 2023. In fiscal year 2023, we extended our long-term relationship with UNFI as our primary supplier of products in the natural, fresh and produce categories through September 3, 2028, subject to automatic renewals thereafter for successive one-year periods unless otherwise terminated by either party. While we strive to maintain good relations with UNFI, if our distribution agreement with UNFI were terminated or not renewed, we may be unable to establish alternative distribution channels on reasonable terms or at all. Due to this concentration of purchases from a single third-party supplier, the cancellation or non-renewal of our distribution agreement with UNFI, or the disruption, delay or inability of UNFI to deliver product to our stores, could materially and adversely affect our business, financial condition and results of operations. In addition, if UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, that supplier’s operations may be disrupted, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2023, we had primary store concentration in Colorado and Texas, operating 44 stores and 23 stores in those states, respectively. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenue and profitability. These factors include, among other things, changes in demographics, population, competition, consumer preferences, wage increases, new or revised laws or regulations, fires, floods or other natural disasters in these regions. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our business, financial condition and results of operations.

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

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. The loss of any member of our senior management team could have a material adverse effect on our ability to operate our business, financial condition and results of operations, unless, and until, we are able to find a qualified replacement. Furthermore, our ability to manage our new store growth will require us to attract, motivate and retain qualified managers, NHCs and store employees who understand and appreciate our culture and are able to represent our brand effectively in our stores. Competition for such personnel is intense, and we may be unable to attract, assimilate and retain the personnel required to grow and operate our business profitably. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, including unemployment benefits. The current labor market has impacted our ability to retain and attract store Crew members and we continue to be challenged by labor shortages broadly impacting the retail industry. If we are unable to offer competitive wages, it may be more difficult for us to identify, hire and retain qualified personnel or the quality of our workforce could decline, causing customer service to be adversely impacted.

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

Changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions could increase our expenses, which could have an adverse impact on our profitability, or decrease the number of employees we are able to employ, which could reduce customer service levels and therefore adversely impact sales. During fiscal year 2023, we invested in increased wages for our store Crew members and may be required to do so in the future.

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

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our impairment evaluations require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. During fiscal year 2023, we recognized long-lived asset impairment charges of $1.3 million. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future cash flows of an asset group, which may adversely affect our results of operations and capitalization.

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

We believe that our trademarks or service marks, trade dress, copyrights, trade secrets, know-how and similar intellectual property are important to our success. In particular, we believe that the Natural Grocers name is important to our business, as well as to the implementation of our growth strategy. Our principal intellectual property rights include registered marks on Natural Grocers®, Vitamin Cottage®, Health Hotline®, Natural Grocers by Vitamin Cottage®, Vitamin Cottage Natural Grocers®, EDAP - Every Day Affordable Price®, {N}power®, Organic Headquarters®, Organic Month Headquarters®, Organic Produce Headquarters®, Natural Grocers Cottage Wine and Craft Beer®, Natural Grocers Cottage Craft Beer®, Resolution Reset Day®, These Came First® and Natural Grocers Top 10 Nutrition Trends®, common law intellectual property rights in certain other marks used in our business, copyrights of our website content, rights to our domain names, including www.naturalgrocers.com and www.vitamincottage.com, and trade secrets and know-how with respect to our product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark or service mark and copyright law, trade secret protection and confidentiality agreements with our Crew members and certain of our consultants, suppliers and others to protect our proprietary rights. If we are unable to defend or protect or preserve the value of our trademarks or service marks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

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

We utilize natural gas, water, sewer and electricity in our stores and use gasoline and diesel in our trucks that deliver products to our stores. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply or an anticipation of any such events will increase the costs of operating our stores. From time to time, we have experienced increased shipping costs due to higher fuel and freight prices, and these costs may continue to be volatile. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase which could impact our profitability, financial condition and results of operations.

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

Failure to maintain effective internal control over financial reporting could lead to material misstatements in our financial statements.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the SEC, the NYSE or other regulatory authorities, which could require additional financial and management resources.

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

Dietary Supplement Risks. Our sale of dietary supplements is subject to the FDA’s comprehensive regulatory authority under the FDCA, as amended by DSHEA. DSHEA greatly expanded the FDA’s regulatory authority over dietary supplements and empowered the FDA to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements, including quality control, packaging and labeling. Under DSHEA, a person or firm that markets a dietary supplement with structure, function, general well-being or nutrient deficiency claims on the product labeling must notify FDA about the claim within thirty days after first marketing the dietary supplement with the claim and no dietary supplement may bear a statement that expressly or implicitly represents that such supplement will diagnose, cure, treat or prevent a disease. If these laws and regulations were violated by our management, Crew members, suppliers, distributors or vendors, we could be subject to regulatory enforcement action, public warning letters, product recalls, fines, penalties and sanctions, including injunctions against the future shipment and sale of products, seizure and confiscation of products, prohibition on the operation of our stores, restitution and disgorgement of profits, operating restrictions and even criminal prosecution in some circumstances. In addition, other public and private actors are increasingly targeting dietary supplement retailers and manufacturers with class action lawsuits for selling products that allegedly fail to adhere to the requirements of FDCA, DSHEA, and other federal and state statutes and requirements, including for failing to adhere to current good manufacturing practices, making false or misleading product statements, providing inaccurate ingredient identity and potency, and failing to control or disclose allergens, contaminants, residues and adulterants, as well as for state common and statutory laws regarding deceptive trade practices.

In addition, DSHEA differentiates between old dietary ingredients, or ODIs (i.e., those ingredients present in the food supply prior to October 15, 1994, which require no pre-market notification to the FDA), and new dietary ingredients, or NDIs (i.e., those ingredients not proven to be present in the food supply prior to October 15, 1994, which do require pre-market notification to the FDA). The FDA requires the submission of a premarket notification (NDIN) to the FDA at least 75 days before a product containing an NDI is sold. In draft guidance, the FDA has stated that it is aware that some manufacturers and distributors have marketed dietary supplements for which premarket NDINs were required, but never submitted. The FDA has stated that it will exercise enforcement discretion on such products marketed before May 20, 2022, for which no NDINs were submitted, until 180 days after a final rule is published in the Federal Register. This Policy reflects the FDA’s intent to begin more robust enforcement of the pre-market notification requirements for NDIs, which could result in the removal of certain dietary supplement products that we sell. In addition, the FDA has not yet promulgated a definitive list of ODIs, but if it does, such a list of ODIs could disrupt the supply of any dietary supplements made from ingredients that are currently believed to pre-date DSHEA but are not ultimately classified as ODIs. Accordingly, changes in dietary supplement regulation could also materially adversely affect the cost and availability of the dietary supplement products that we sell.

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

Homeopathic Products. In recent years, the FDA and FTC have increased their regulatory scrutiny of homeopathic drug products. On December 6, 2022, the FDA issued final guidance on homeopathic drugs, stating that the agency intends to take a risk-based approach to reviewing how some homeopathic drug products are marketed, under which it will prioritize enforcement and regulatory actions for homeopathic products posing the greatest risk to patients. According to the FDA, homeopathic products posing the greatest risk are those with reported safety concerns, that contain or purport to contain ingredients associated with potentially significant safety concerns, that are administered via routes other than orally or topically, that claim to treat or prevent serious and/or life-threatening diseases and conditions, are marketed to vulnerable populations (e.g., children, pregnant women, and the elderly), or that have significant quality issues. This guidance and related enforcement action may adversely impact the availability of certain homeopathic products for sale in our stores.

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

We are party to a credit facility consisting of a $75.0 million revolving loan facility (our Revolving Facility) and a fully drawn $35.0 million term loan facility (our Term Loan Facility, and together with our Revolving Facility, our Credit Facility). Our Credit Facility is secured by a lien on substantially all of our assets and contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to incur additional indebtedness; grant liens; engage in certain merger, consolidation or asset sale transactions; make certain investments; make loans, advances, guarantees or acquisitions; engage in certain transactions with affiliates; pay dividends or repurchase shares of our common stock; and permit certain sale and leaseback transactions without lender consent. We are also required to maintain certain financial measurements under our Credit Facility, including a consolidated leverage ratio. These covenants could restrict our operational flexibility and any failure to comply with these covenants or our payment obligations could limit our ability to borrow under our Credit Facility and, in certain circumstances, may allow the lender thereunder to require repayment.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could adversely impact our business.

As of September 30, 2023, we had no outstanding indebtedness under our Revolving Facility and $7.7 million of outstanding indebtedness under our Term Loan Facility. We expect to use available cash and borrowings under our Revolving Facility to fund our previously announced special cash dividend of $1.00 per common share, which was approved by our Board of Directors (the Board) on November 16, 2023. We may incur additional indebtedness in the future, including borrowings under our Credit Facility. Satisfying our debt repayment obligations may require us to divert funds identified for other purposes and could impair our liquidity position. Our inability to generate sufficient cash flow to satisfy our debt service obligations could have important consequences, including:

●	reducing our ability to execute our growth strategy and open new stores, impacting our ability to continue to execute our operational strategies in existing stores;

●	impairing our liquidity position;

●	impacting our ability to obtain merchandise from our vendors;

●	requiring us to delay capital expenditures and divert funds intended for other purposes;

●	increasing our vulnerability to competitive and general economic conditions;

●	placing us at a competitive disadvantage compared to our competitors that have less debt;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

●	adversely affecting our ability to borrow additional funds for working capital, capital expenditures, acquisitions, share repurchases, dividends or other general corporate purposes.

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

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of our common stock. Our Board subsequently extended the share repurchase program – most recently in May 2022 – and the program will terminate (unless further extended) on May 31, 2024. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Credit Facility. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. During fiscal year 2023, we repurchased 17,998 shares of common stock at a cost of $0.2 million. Such borrowings will reduce the amount of capital available under our Credit Facility for other purposes, including our working capital needs, capital expenditures and funding the execution of our growth strategy. Repurchases under the share repurchase program may therefore adversely affect our liquidity, which in turn could impact our profitability, financial condition and results of operations. In addition, repurchases under the share repurchase program will reduce the number of shares of our common stock available for purchase and sale in the public market, which could affect the market price of our common stock. Furthermore, the Inflation Reduction Act of 2022, which was signed into law in August 2022, imposes a non-deductible 1% excise tax on the fair market value of stock repurchases after December 31, 2022 that exceed $1.0 million in a taxable year, which may impact the tax efficiency of our share repurchase program.

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

We paid a quarterly cash dividend of $0.10 per share of common stock during each quarter of fiscal years 2023 and 2022. On November 16, 2023, our Board approved the payment of a special cash dividend of $1.00 per share of common stock and a quarterly cash dividend of $0.10 per share of common stock to be paid on December 13, 2023 to stockholders of record as of the close of business on November 27, 2023. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board and will depend on many factors, including our available cash, working capital, financial condition, earnings, results of operations and capital requirements; the covenants in our credit agreement; applicable law; and other business considerations that our Board considers relevant. A reduction in the amount of cash dividends on our common stock, the suspension of those dividends or a failure to meet market expectations regarding our dividends could have a material adverse effect on the market price of our common stock. If we do not pay cash dividends on our common stock in the future, realization of a gain on an investment in our common stock will depend entirely on the appreciation of the price of our common stock, which may not occur.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

As of September 30, 2023, we had 165 stores located in 21 states, as shown in the following chart:

State	Number of Stores
Arizona	12
Arkansas	3
Colorado	44
Idaho	5
Iowa	6
Kansas	8
Louisiana	1
Minnesota	1
Missouri	7
Montana	4
Nebraska	3
Nevada	3
New Mexico	6
North Dakota	3
Oklahoma	6
Oregon	14
South Dakota	1
Texas	23
Utah	8
Washington	5
Wyoming	2

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

As of September 30, 2023, we owned buildings in which thirteen of our stores are located. Eight of those buildings are located on land that is leased pursuant to a ground lease; the remaining five stores are on land owned by the Company. Lease terms typically range between 10 and 25 years, with additional renewal options. Of the current leases for our stores, four expire in fiscal year 2024, eleven expire in fiscal year 2025, twelve expire in fiscal year 2026, eleven expire in fiscal year 2027, twelve expire in fiscal year 2028 and the remainder expire between fiscal years 2029 and 2062. We expect that we will be able to renegotiate these leases or relocate these stores as necessary.

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

Holders of Record

As of December 4, 2023, there were 172 holders of record of our common stock, and the closing price of our common stock was $16.66.

Dividend Policy

We paid a quarterly cash dividend of $0.10 per share of common stock during each quarter of fiscal years 2023 and 2022. We paid a special cash dividend of $2.00 per share in December 2020. On November 16, 2023, our Board approved a special cash dividend of $1.00 per share and a quarterly cash dividend of $0.10 per share, which will be paid on December 13, 2023 to stockholders of record as of the close of business on November 27, 2023. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board and will depend on many factors, including our available cash, working capital, financial condition, earnings, results of operations and capital requirements; the covenants in our credit agreement; applicable law; and other business considerations that our Board considers relevant. Subject to these factors, we currently expect to continue to pay comparable quarterly cash dividends. See “We may not be able to continue paying dividends on our common stock” under “Item 1A. Risk Factors.”

Use of Proceeds From Registered Securities

None.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

In May 2016, the Board authorized a two-year share repurchase program pursuant to which we could repurchase up to $10.0 million in shares of the Company’s common stock. The Board subsequently extended the share repurchase program – most recently in May 2022 – and the program will terminate on May 31, 2024. The Company did not repurchase any shares of its common stock during the fourth quarter ended September 30, 2023.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, dietary supplements and body care products that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of September 30, 2023, we operated 165 stores in 21 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The sizes of our stores range from approximately 7,000 to 16,000 selling square feet. For the year ended September 30, 2023, our new stores averaged approximately 9,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2023, we increased our store count at a compound annual growth rate of 2.2%. In fiscal year 2023, we opened three new stores, relocated/remodeled three existing stores and closed two stores. We plan to open four to six new stores and relocate/remodel four to six stores in fiscal year 2024. As of the date of this report, we have signed leases or acquired property for an additional two new stores and five relocations/remodels that we plan to open in fiscal years 2024 and beyond. Between October 1, 2023 and the date of this Form 10-K, we opened two new stores and did not relocate/remodel any stores.

Performance Highlights

Key highlights of our recent performance are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $1,140.6 million for the year ended September 30, 2023, an increase of $50.9 million, or 4.7%, compared to net sales of $1,089.6 million for the year ended September 30, 2022.

●	Daily average comparable store sales. Daily average comparable store sales for the year ended September 30, 2023 increased 3.6% from the year ended September 30, 2022.

●	Net income. Net income was $23.2 million for the year ended September 30, 2023, an increase of $1.9 million, or 8.8%, compared to net income of $21.4 million for the year ended September 30, 2022.

●

EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $60.6 million for the year ended September 30, 2023, an increase of $2.5 million, or 4.3%, compared to EBITDA of $58.1 million for the year ended September 30, 2022. EBITDA is not a measure of financial performance under generally accepted accounting principles in the United State of America (GAAP). Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $63.4 million for the year ended September 30, 2023, an increase of $1.2 million, or 2.0%, compared to Adjusted EBITDA of $62.2 million for the year ended September 30, 2022. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of September 30, 2023, cash and cash equivalents was $18.3 million, and there was $48.5 million available for borrowing under our Revolving Facility, net of undrawn, issued and outstanding letters of credit of $1.5 million.

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

During fiscal years 2023 and 2022, the costs of certain goods we sell were impacted by levels of inflation higher than we have experienced in recent years, resulting in part from supply disruptions, the conflict between Ukraine and Russia, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, other disruptions and the uncertain economic environment. In the aggregate, management estimates that the Company experienced annualized cost inflation of approximately 7% in fiscal year 2023 and approximately 5% in the fourth quarter of fiscal year 2023. Cost inflation estimates are based on individual like items sold during the periods being compared. The impact of inflation on our sales and profitability is influenced in part by our ability to adjust our retail prices accordingly. While we have been able to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future.

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

Our operating results may be affected by the above-described factors as well as a variety of other internal and external factors and trends described more fully in Item 1A - “Risk Factors” in this Form 10-K.

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

Store expenses

Store expenses consist of store-level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on land improvements, leasehold improvements, fixtures and equipment and technology. Depreciation expenses on lease assets related to the finance leases of the stores are also considered store expenses. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations, as well as store closing costs. Store expenses also include long-lived asset impairment charges. The majority of store expenses consist of labor-related expenses, which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of net sales tend to be higher at new stores compared to comparable stores, as new stores require a minimum level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of net sales typically decrease.

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

Income tax expense

Income taxes are accounted for in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 “Income Taxes” (ASC 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. Income tax expense also includes excess tax benefits and deficiencies related to the vesting of restricted stock units.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Year ended September 30,
	2023	2022	2021
Statements of Income Data:*
Net sales	100.0%	100.0	100.0
Cost of goods sold and occupancy costs	71.3	72.0	72.3
Gross profit	28.7	28.0	27.7
Store expenses	22.6	22.2	22.2
Administrative expenses	3.2	2.9	2.7
Pre-opening expenses	0.2	0.1	0.1
Operating income	2.8	2.8	2.7
Interest expense, net	(0.3)	(0.2)	(0.2)
Income before income taxes	2.5	2.5	2.5
Provision for income taxes	(0.4)	(0.6)	(0.5)
Net income	2.0%	2.0	1.9

*Figures may not sum due to rounding.

Other Operating Data (Unaudited):
Number of stores at end of period	165	164	162
Store unit count increase period over period	0.6%	1.2	1.9
Change in daily average comparable store sales	3.6%	2.6	0.7
Number of new stores opened during the period	3	3	3
Number of stores relocated/remodeled during the period	3	2	5
Number of stores closed during the period	2	1	—
Gross square footage at end of period(1)	2,676,607	2,688,589	2,649,532
Selling square footage at end of period(1)	1,745,701	1,742,623	1,719,813

(1) Gross square footage and selling square footage at the end of the period include the square footage for all stores that were open as of the end of the fiscal year presented.

Year ended September 30, 2023 compared to Year ended September 30, 2022

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Change in
	2023	2022	Dollars	Percent
Statements of Income Data:
Net sales	$1,140,568	1,089,625	50,943	4.7%
Cost of goods sold and occupancy costs	813,637	784,744	28,893	3.7
Gross profit	326,931	304,881	22,050	7.2
Store expenses	257,282	242,057	15,225	6.3
Administrative expenses	35,973	31,562	4,411	14.0
Pre-opening expenses	2,007	1,107	900	81.3
Operating income	31,669	30,155	1,514	5.0
Interest expense, net	(3,299)	(2,371)	(928)	39.1
Income before income taxes	28,370	27,784	586	2.1
Provision for income taxes	(5,127)	(6,419)	1,292	(20.1)
Net income	$23,243	21,365	1,878	8.8%

Net sales

Net sales increased $50.9 million, or 4.7%, to $1,140.6 million for the year ended September 30, 2023 compared to $1,089.6 million for the year ended September 30, 2022, due to a $39.3 million increase in comparable store sales and a $14.8 million increase in new store sales, partially offset by a $3.2 million decrease in net sales related to store closures. Daily average comparable store sales increased 3.6% for the year ended September 30, 2023 compared to an increase of 2.6% for the year ended September 30, 2022. The daily average comparable store sales increase in fiscal year 2023 resulted from a 1.8% increase in average transaction size and a 1.7% increase in daily average transaction count. Comparable store average transaction size was $45.92 for the year ended September 30, 2023. The increase in net sales during the year ended September 30, 2023 was primarily driven by retail price increases, transaction count, new store sales, and marketing initiatives, including market-specific campaigns and {N}power rewards program offers that drove customer engagement, partially offset by a moderation of the pandemic trends experienced in the first half of fiscal year 2022.

Gross profit

Gross profit increased $22.1 million, or 7.2%, to $326.9 million for the year ended September 30, 2023 compared to $304.9 million for the year ended September 30, 2022. Gross profit reflects earnings after product and store occupancy costs. Gross margin increased to 28.7% for the year ended September 30, 2023 from 28.0% for the year ended September 30, 2022. The increase in gross margin during the year ended September 30, 2023 was driven by higher product margin attributed to effective pricing and promotions, partially offset by higher shrink expense.

Store expenses

Store expenses increased $15.2 million, or 6.3%, to $257.3 million for the year ended September 30, 2023 compared to $242.1 million for the year ended September 30, 2022. Store expenses as a percentage of net sales were 22.6% and 22.2% for the years ended September 30, 2023 and 2022, respectively. The increase in store expenses as a percentage of net sales was primarily driven by higher labor expenses as a result of increased wage rates. Store expenses included long-lived asset impairment charges of $1.3 million and $2.9 million for fiscal years 2023 and 2022, respectively.

Administrative expenses

Administrative expenses increased $4.4 million, or 14.0%, to $36.0 million for the year ended September 30, 2023 compared to $31.6 million for the year ended September 30, 2022. The increase in administrative expenses was primarily driven by higher compensation expenses, technology amortization, software expenses and legal expenses. Administrative expenses as a percentage of net sales were 3.2% and 2.9% for the years ended September 30, 2023 and 2022, respectively.

Pre-opening expenses

Pre-opening expenses were $2.0 million for the year ended September 30, 2023 compared to $1.1 million for the year ended September 30, 2022.

Interest expense, net

Interest expense, net of capitalized interest, was $3.3 million for the year ended September 30, 2023 compared to $2.4 million for the year ended September 30, 2022.

Income taxes

Income tax expense decreased $1.3 million to $5.1 million for the year ended September 30, 2023 compared to $6.4 million for the year ended September 30, 2022. The Company’s effective income tax rate was 18.1% and 23.1% for the years ended September 30, 2023 and 2022, respectively. The decrease in the effective income tax rate was primarily attributable to increased food donation deductions recorded during fiscal year 2023.

Net income

Net income was $23.2 million, or $1.02 diluted earnings per share, for the year ended September 30, 2023 compared to $21.4 million, or $0.94 diluted earnings per share, for the year ended September 30, 2022.

Year ended September 30, 2022 compared to Year ended September 30, 2021

A comparative discussion of our results of operations and other operating data for the years ended September 30, 2022 and September 30, 2021 is set out in our Annual Report on Form 10-K for the year ended September 30, 2022 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended September 30, 2022 compared to Year ended September 30, 2021.”

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

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Year ended September 30,
	2023	2022
Net income	$23,243	21,365
Interest expense, net	3,299	2,371
Provision for income taxes	5,127	6,419
Depreciation and amortization	28,906	27,906
EBITDA	60,575	58,061
Impairment of long-lived assets and store closing costs	1,464	2,920
Share-based compensation	1,360	1,186
Adjusted EBITDA	$63,399	62,167

Year ended September 30, 2023 compared to Year ended September 30, 2022

EBITDA increased 4.3% to $60.6 million for the year ended September 30, 2023 compared to $58.1 million for the year ended September 30, 2022. EBITDA as a percentage of net sales was 5.3% for each of the years ended September 30, 2023 and 2022.

Adjusted EBITDA increased 2.0% to $63.4 million for the year ended September 30, 2023 compared to $62.2 million for the year ended September 30, 2022. Adjusted EBITDA as a percentage of net sales was 5.6% and 5.7% for the years ended September 30, 2023 and 2022, respectively.

Year ended September 30, 2022 compared to Year ended September 30, 2021

A comparative discussion of EBITDA and Adjusted EBITDA for the years ended September 30, 2022 and September 30, 2021 is set out in our Annual Report on Form 10-K for the year ended September 30, 2022 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP financial measures – EBITDA and Adjusted EBITDA.”

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Revolving Facility. Our Credit Facility consists of the $75.0 million Revolving Facility, which we increased on November 16, 2023 from $50.0 million to $75.0 million, and the fully drawn $35.0 million Term Loan Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, cash dividends, share repurchases and corporate taxes. As of September 30, 2023, we had $18.3 million in cash and cash equivalents and $48.5 million available for borrowing under our Revolving Facility.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program – most recently in May 2022 – and the program will terminate on May 31, 2024. During the year ended September 30, 2023, we repurchased 17,998 shares at a cost of $0.2 million. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Revolving Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

We paid quarterly cash dividends of $0.10 per share of common stock in each quarter of fiscal year 2023. On November 16, 2023, our Board approved the payment of a special cash dividend of $1.00 per share and a quarterly cash dividend of $0.10 per share, which will be paid on December 13, 2023 to stockholders of record as of the close of business on November 27, 2023. The special cash dividend will be funded through available cash and borrowings under our Revolving Facility.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Year ended September 30,
	2023	2022
Net cash provided by operating activities	$64,606	39,693
Net cash used in investing activities	(37,950)	(31,143)
Net cash used in financing activities	(20,353)	(20,189)
Net increase (decrease) in cash and cash equivalents	6,303	(11,639)
Cash and cash equivalents, beginning of year	12,039	23,678
Cash and cash equivalents, end of year	$18,342	12,039

Year ended September 30, 2023 compared to Year ended September 30, 2022

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, impairment of long-lived assets, share-based compensation, and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $24.9 million, or 62.8%, to $64.6 million for the year ended September 30, 2023 compared to $39.7 million for the year ended September 30, 2022. The increase in cash provided by operating activities was due to an increase in cash provided by working capital, partially offset by a decrease in cash provided by net income as adjusted for non-cash items.

Investing Activities

Net cash used in investing activities increased $6.8 million, or 21.9%, to $38.0 million for the year ended September 30, 2023 compared to $31.1 million for the year ended September 30, 2022. This increase was primarily the result of an increase in property and equipment acquisitions of $8.5 million, partially offset by a decrease in other intangibles acquisitions of $1.9 million during the fiscal year ended September 30, 2023 compared to the fiscal year ended September 30, 2022, attributed to the timing of new store openings, relocations/remodels, and software projects under development.

We plan to spend approximately $30.0 million to $39.0 million on capital expenditures during fiscal year 2024 primarily in connection with expected new store openings and store relocations/remodels.

Acquisition of property and equipment not yet paid decreased $0.9 million to $6.0 million in fiscal year 2023 compared to $7.0 million in fiscal year 2022 due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used in financing activities was $20.4 million for the year ended September 30, 2023 compared to $20.2 million for the year ended September 30, 2022.

Year ended September 30, 2022 compared to Year ended September 30, 2021

A comparative discussion of operating, investing and financing activities for the years ended September 30, 2022 and September 30, 2021 is set out in our Annual Report on Form 10-K for the year ended September 30, 2021 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Credit Facility

The revolving commitment amount under the Revolving Facility is $75.0 million, including a $5.0 million sub-limit for standby letters of credit. We borrowed $35.0 million under the Term Loan Facility in December 2020. The operating company is the borrower under the Credit Facility, and its obligations under the Credit Facility are guaranteed by the holding company and Vitamin Cottage Two Ltd. Liability Company (VC2). The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date without premium or penalty. On November 16, 2023, we amended the Credit Facility to (i) increase our aggregate revolving commitments from $50.0 million to $75.0 million; (ii) extend the maturity date of the Revolving Facility to November 16, 2028; (iii) permit payment of a one-time cash dividend of up to $25.0 million no later than December 31, 2023; and (iv) increase the Company’s restricted payment capacity by $2.5 million, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $15.0 million during any fiscal year. The aggregate revolving commitment amount will be automatically and permanently reduced by $2,500,000 annually until the Revolving Facility matures on November 16, 2028, unless we have previously exercised our option to reduce the aggregate revolving commitments to a lower amount.

Base rate loans under the Credit Facility bear interest at a fluctuating base rate as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) Term SOFR plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Term SOFR loans under the Credit Facility bear interest based on Term SOFR for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is also based upon the Company’s consolidated leverage ratio. The Company is required to repay principal amounts outstanding under the Term Loan Facility in equal quarterly installments of approximately $0.4 million on the last day of each fiscal quarter, commencing on March 31, 2021 and ending on September 30, 2024. Amounts repaid on the Term Loan Facility may not be reborrowed.

The Credit Facility requires compliance with certain customary operational and financial covenants, including a consolidated leverage ratio. The Credit Facility also contains certain other customary limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions, among other limitations. Additionally, the Credit Facility prohibits the payment of cash dividends to the holding company from the operating company without the required lenders’ consent, provided that so long as no default exists or would arise as a result thereof, the operating company may pay cash dividends to the holding company in an amount sufficient to allow the holding company to: (i) pay various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business and (ii) repurchase shares of common stock and pay dividends on our common stock in an aggregate amount not to exceed $15.0 million during any fiscal year.

We had no amounts outstanding under the Revolving Facility as of September 30, 2023 and 2022. As of September 30, 2023 and September 30, 2022, we had undrawn, issued and outstanding letters of credit of $1.5 million and $1.1 million, respectively, which were reserved against the amount available for borrowing under the Revolving Facility. We had $48.5 million and $48.9 million available for borrowing under the Revolving Facility as of September 30, 2023 and September 30, 2022, respectively. We had $7.7 million of outstanding borrowings under the fully drawn Term Loan Facility as of September 30, 2023.

As of September 30, 2023 and September 30, 2022, the Company was in compliance with all covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 13, Stockholders’ Equity, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Goodwill and Intangible Assets

We assess our goodwill and intangible assets primarily consisting of trademarks, favorable operating leases and covenants-not-to-compete at least annually. The Company’s annual impairment testing of goodwill is performed as of July 1. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. There are significant judgments and estimates within the processes; it is therefore possible that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. As of September 30, 2023, the Company has recorded no impairment charges related to goodwill.

Impairment of Long-Lived Assets and Store Closing Costs

We assess our long-lived assets, principally property and equipment and lease assets, for possible impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. These events or changes primarily include a significant change in current period performance combined with a history of losses and a projection of continuing losses, or a decision to close or relocate a store. The Company assesses the recoverability of the assets at an individual store level, which we consider to be the lowest level in the organization for which independent identifiable cash flows are available. If the carrying value of such assets over their respective remaining lives is not recoverable through projected undiscounted future cash flows, impairment is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on either: (i) discounted future cash flows using a market participant’s discount rate; or (ii) an appropriate third-party market appraisal or other valuation technique.

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

The Company recognizes a lease asset and corresponding lease liability for all leases with terms greater than 12 months, with the recognition, measurement, and presentation of lease expenses dependent on whether the lease is classified as an operating or finance lease. Lease liabilities represent the present value of lease payments not yet paid. Lease assets represent the Company’s right to use an underlying asset and are based upon the lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives and impairment of lease assets.

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

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to our Credit Facility. As of September 30, 2023, no amounts were outstanding under our Revolving Facility and $7.7 million was outstanding under our Term Loan Facility. Our Credit Facility carries floating interest rates that are tied to the Eurodollar rate, and therefore, our statements of income and our cash flows are exposed to changes in interest rates. Based upon a sensitivity analysis at September 30, 2023, a hypothetical 100 basis point change in interest rates would change our annual interest expense by $0.2 million for the year ended September 30, 2023.

Item 8. Financial Statements and Supplementary Data.

Natural Grocers by Vitamin Cottage, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Natural Grocers by Vitamin Cottage, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 7, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Impairment of Long-Lived Assets

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets at an asset group level by determining whether the carrying value of such assets can be recovered through projected undiscounted future cash flows over the assets’ respective remaining lives. As of September 30, 2023, the Company’s long-lived assets included property and equipment, operating lease assets, and finance lease assets of $169.1 million, $287.9 million, and $45.1 million, respectively.

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
December 7, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Natural Grocers by Vitamin Cottage, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Natural Grocers by Vitamin Cottage, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated December 7, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
December 7, 2023

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$18,342	12,039
Accounts receivable, net	10,797	10,496
Merchandise inventory	119,260	113,756
Prepaid expenses and other current assets	4,151	4,369
Total current assets	152,550	140,660
Property and equipment, net	169,060	157,179
Other assets:
Operating lease assets, net	287,941	307,132
Finance lease assets, net	45,110	43,554
Deposits and other assets	395	452
Goodwill and other intangible assets, net	14,129	14,131
Total other assets	347,575	365,269
Total assets	$669,185	663,108
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,675	71,283
Accrued expenses	33,064	26,737
Term loan facility, current portion	1,750	1,750
Operating lease obligations, current portion	34,850	34,735
Finance lease obligations, current portion	3,690	3,223
Total current liabilities	154,029	137,728
Long-term liabilities:
Term loan facility, net of current portion	5,938	13,938
Operating lease obligations, net of current portion	276,808	295,064
Finance lease obligations, net of current portion	47,142	44,664
Deferred income tax liabilities, net	14,427	15,902
Total long-term liabilities	344,315	369,568
Total liabilities	498,344	507,296
Commitments (Notes 11 and 18)
Stockholders’ equity:
Common stock, $0.001 par value. 50,000,000 shares authorized, 22,745,412 and 22,690,188 shares issued at September 30, 2023 and 2022, and 22,738,915 and 22,690,188 shares outstanding at September 30, 2023 and 2022, respectively	23	23
Additional paid-in capital	59,013	58,072
Retained earnings	111,871	97,717
Common stock in treasury at cost, 6,497 shares at September 30, 2023	(66)	—
Total stockholders’ equity	170,841	155,812
Total liabilities and stockholders’ equity	$669,185	663,108

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Year ended September 30,
	2023	2022	2021
Net sales	$1,140,568	1,089,625	1,055,516
Cost of goods sold and occupancy costs	813,637	784,744	763,328
Gross profit	326,931	304,881	292,188
Store expenses	257,282	242,057	234,586
Administrative expenses	35,973	31,562	28,355
Pre-opening expenses	2,007	1,107	920
Operating income	31,669	30,155	28,327
Interest expense, net	(3,299)	(2,371)	(2,271)
Income before income taxes	28,370	27,784	26,056
Provision for income taxes	(5,127)	(6,419)	(5,475)
Net income	$23,243	21,365	20,581

Net income per share of common stock:
Basic	$1.02	0.94	0.91
Diluted	$1.02	0.94	0.91
Weighted average number of shares of common stock outstanding:
Basic	22,725,088	22,666,773	22,591,816
Diluted	22,834,316	22,816,614	22,711,003

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended September 30,
	2023	2022	2021
Operating activities:
Net income	$23,243	21,365	20,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,906	27,906	29,633
Impairment of long-lived assets and store closing costs	1,268	2,920	1,155
Loss on disposal of property and equipment	379	78	209
Share-based compensation	1,360	1,186	877
Deferred income tax (benefit) expense	(1,475)	609	864
Non-cash interest expense	19	22	24
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	315	(2,973)	30
Income tax receivable	378	(631)	3,004
Merchandise inventory	(5,504)	(13,210)	(371)
Prepaid expenses and other assets	(128)	(1,025)	(141)
Operating lease assets	33,067	31,895	31,090
(Decrease) increase in:
Operating lease liabilities	(33,899)	(29,044)	(32,030)
Accounts payable	10,350	447	(2,639)
Accrued expenses	6,327	148	1,594
Net cash provided by operating activities	64,606	39,693	53,880
Investing activities:
Acquisition of property and equipment	(36,568)	(28,038)	(26,350)
Acquisition of other intangibles	(1,525)	(3,406)	(1,937)
Proceeds from sale of property and equipment	107	21	89
Proceeds from property insurance settlements	36	280	443
Net cash used in investing activities	(37,950)	(31,143)	(27,755)
Financing activities:
Borrowings under revolving facility	531,100	129,000	65,900
Repayments under revolving facility	(531,100)	(129,000)	(65,900)
Borrowings under term loan facility	—	—	35,000
Repayments under term loan facility	(8,000)	(8,000)	(11,313)
Finance lease obligation payments	(2,779)	(2,719)	(2,823)
Dividends to shareholders	(9,089)	(9,067)	(51,453)
Repurchase of common stock	(181)	—	—
Loan fees paid	—	—	(52)
Payments on withholding tax for restricted stock unit vesting	(304)	(403)	(340)
Net cash used in financing activities	(20,353)	(20,189)	(30,981)
Net increase (decrease) in cash and cash equivalents	6,303	(11,639)	(4,856)
Cash and cash equivalents, beginning of year	12,039	23,678	28,534
Cash and cash equivalents, end of year	$18,342	12,039	23,678
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,305	627	370
Cash paid for interest on financing lease obligations, net of capitalized interest of $318, $313 and $194, respectively	2,002	1,801	1,782
Income taxes paid	5,048	7,012	6,747
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$6,016	6,965	4,770
Acquisition of other intangibles not yet paid	3	12	319
Property acquired through operating lease obligations	15,274	24,429	9,216
Property acquired through finance lease obligations	5,724	9,625	3,025

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2023, 2022 and 2021

(Dollars in thousands, except per share data)

	Common stock –$0.001 par		Additional			Total
	value		paid-in	Retained	Treasury	stockholders’
	Shares outstanding	Amount	capital	earnings	stock	equity
Balances at September 30, 2020	22,546,765	$23	$56,752	$116,291	$—	$173,066
Net income	—	—	—	20,581	—	20,581
Share-based compensation	—	—	537	—	—	537
Issuance of common stock	73,652	—	—	—	—	—
Cash dividends	—	—	—	(51,453)	—	(51,453)
Balances at September 30, 2021	22,620,417	23	57,289	85,419	—	142,731
Net income	—	—	—	21,365	—	21,365
Share-based compensation	—	—	783	—	—	783
Issuance of common stock	69,771	—	—	—	—	—
Cash dividends	—	—	—	(9,067)	—	(9,067)
Balances at September 30, 2022	22,690,188	23	58,072	97,717	—	155,812
Net income	—	—	—	23,243	—	23,243
Share-based compensation	—	—	941	—	115	1,056
Issuance of common stock	66,725	—	—	—	—	—
Repurchase of common stock	(17,998)	—	—	—	(181)	(181)
Cash dividends	—	—	—	(9,089)	—	(9,089)
Balances at September 30, 2023	22,738,915	$23	$59,013	$111,871	$(66)	$170,841

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, dietary supplements and body care products. The Company operated 165 retail stores as of September 30, 2023, including 44 stores in Colorado, 23 in Texas, 14 in Oregon, 12 in Arizona, eight each in Utah and Kansas, seven in Missouri, six each in Iowa, New Mexico and Oklahoma, five each in Idaho and Washington, four in Montana, three each in Arkansas, Nebraska, Nevada and North Dakota, two in Wyoming, and one each in Louisiana, Minnesota, and South Dakota. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 164 stores as of September 30, 2022.

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

Accounts Receivable

Accounts receivable consists primarily of receivables from vendors for certain promotional programs, magazine advertising and other miscellaneous receivables and are presented net of any allowances for doubtful accounts. Accounts receivable also includes receivables from Landlords for tenant improvement allowances. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for doubtful accounts is calculated based on historical experience and application of the specific identification method. Allowance for doubtful accounts totaled $0.2 million and $0.1 million as of September 30, 2023 and 2022, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of investments in cash and cash equivalents. The Company’s cash and cash equivalent account balances, which are held in major financial institutions, exceeded the Federal Deposit Insurance Corporation’s federally insured limits by approximately $17.2 million as of September 30, 2023.

Vendor Concentration

For each of the years ended September 30, 2023 and 2022, purchases from the Company’s largest vendor and its subsidiaries represented approximately 68% of all product purchases made during such periods. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

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

Impairment of Finite-Lived Intangible and Long-Lived Assets

We assess our long-lived assets, principally property and equipment, lease assets, and intangible assets subject to amortization, for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. These events or changes primarily include a significant change in current period performance combined with a history of losses and a projection of continuing losses, or a decision to close or relocate a store. If the carrying value of such assets over their respective remaining lives is not recoverable through projected undiscounted future cash flows, impairment is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on either: (i) discounted future cash flows using a market participant’s discount rate; or (ii) an appropriate third-party market appraisal or other valuation technique.

The Company considers factors such as historic and forecasted operating results, trends and future prospects, current market value, significant industry trends and other economic and regulatory factors in performing these analyses. As of September 30, 2023 and 2022, the Company had property and equipment assets of $169.1 million and $157.2 million, respectively, operating lease assets of $287.9 million and $307.1 million, respectively, finance lease assets of $45.1 million and $43.6 million, respectively, and intangible assets subject to amortization of $8.5 million. The Company recorded impairment charges related to long-lived assets of $1.3 million, $2.9 million and $1.1 million in fiscal years 2023, 2022 and 2021, respectively.

Goodwill and Other Intangible Assets

Intangible assets primarily consist of goodwill, internal-use software, and trademarks. Goodwill and the Company’s trademarks have indefinite lives and are not amortized; rather, they are tested for impairment at least annually on July 1. The Company capitalizes certain costs incurred with developing or obtaining internal-use software. Software costs that do not meet capitalization criteria are expensed as incurred. Intangible assets with definite lives are amortized over their estimated useful lives. The Company evaluates the reasonableness of the useful lives of these intangibles at least annually.

The Company’s annual impairment testing of goodwill is performed as of July 1. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. As of September 30, 2023, the Company has recorded no impairment charges related to goodwill.

Deferred Financing Costs

Certain costs incurred with borrowings or establishment of credit facilities are deferred. These costs are amortized over the life of the credit facility using the straight-line method.

Leases

The Company leases retail stores, a bulk food repackaging facility and distribution center, and administrative offices under long-term operating or finance leases. These leases include scheduled increases in minimum rents and renewal provisions at the option of the Company. The lease term for accounting purposes commences with the date the Company takes possession of the space and ends on the later of the primary lease term or the expiration of any renewal periods that are deemed to be reasonably assured at the inception of the lease. The Company recognizes a lease asset and corresponding lease liability for all leases with terms greater than 12 months, with the recognition, measurement, and presentation of lease expenses dependent on whether the lease is classified as an operating or finance lease.

Operating Leases

Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives and impairment of operating lease assets. The rent payment pursuant to the lease agreement is recorded as a reduction of the operating lease liability and lease asset and as single lease expense over the remaining term of the applicable lease.

Finance Leases

Finance lease liabilities represent the present value of lease payments not yet paid. Finance lease assets represent the Company’s right to use an underlying asset and are based upon the lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives and impairment of finance lease assets. The Company does not record single lease expense for the rental payments under finance leases, but rather payments under the finance lease obligations are recognized as a reduction of the finance lease obligation and as interest expense over the remaining term of the lease. The lease asset is depreciated on a straight-line basis over the remaining term of the applicable lease.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in store expenses and pre-opening expenses in the consolidated statements of income. Total advertising and marketing expenses for the years ended September 30, 2023, 2022 and 2021 were $6.9 million, $6.2 million and $6.3 million, respectively, net of vendor reimbursements of $7.1 million, $6.3 million and $5.4 million for the years ended September 30, 2023, 2022 and 2021, respectively.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” Topic 848, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04), which was subsequently amended by a standard update in December 2022. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. As amended, the guidance only applies to modifications made prior to December 31, 2024. On December 15, 2022, the Company amended the Credit Facility (as defined in Note 10 below) to, among other things, replace the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on the Secured Overnight Financing Rate (SOFR). The Company elected to apply ASU 2020-04’s amendments for contract modifications during the first quarter of the fiscal year ending September 30, 2023. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements for the year ended September 30, 2023.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” Topic 326, “Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), subsequently amended by various standard updates. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when determining credit loss estimates. ASU 2016-13 also requires financial assets to be measured net of expected credit losses at the time of initial recognition. ASU 2019-10, issued in November 2019, delayed the effective date of ASU 2016-13 for smaller reporting companies such as the Company. The provisions of ASU 2016-13 will be effective for the Company’s first quarter of the fiscal year ending September 30, 2024. The Company is evaluating the impact that the adoption of these provisions will have on its consolidated financial statements but does not anticipate that these provisions will have material impacts on its consolidated financial statements.

No other new accounting pronouncements issued or effective during fiscal year 2023 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

As of September 30, 2023 and 2022, the balance of contract liabilities related to unredeemed gift cards was $1.5 million and $1.3 million, respectively. Revenue for the fiscal year ended September 30, 2023 includes $0.6 million that was included in the contract liability balance of unredeemed gift cards at September 30, 2022.

Rewards program points are accrued as deferred revenue at the retail value per point, net of estimated breakage based on historical redemption rates experienced within the rewards program. Rewards points are forfeited at the end of each calendar year.

The following table disaggregates the Company’s revenue by product category for the fiscal years ended September 30, 2023, 2022 and 2021, dollars in thousands and as a percentage of net sales:

	Year ended September 30,
	2023		2022		2021
Grocery	$796,241	70%	759,328	70	731,894	69
Dietary supplements	235,714	21	227,220	21	220,000	21
Body care, pet care and other	108,613	9	103,077	9	103,622	10
	$1,140,568	100%	1,089,625	100	1,055,516	100

4. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur if the Company’s granted but unvested restricted stock units were to vest, resulting in the issuance of common stock that would then share in the earnings of the Company.

The following table presents the Company’s basic and diluted EPS for the years ended September 30, 2023, 2022 and 2021, dollars in thousands, except per share data:

	Year ended September 30,
	2023	2022	2021
Net income	$23,243	21,365	20,581
Weighted average number of shares of common stock outstanding	22,725,088	22,666,773	22,591,816
Effect of dilutive securities	109,228	149,841	119,187
Weighted average number of shares of common stock outstanding including the effect of dilutive securities	22,834,316	22,816,614	22,711,003

Basic earnings per share	$1.02	0.94	0.91
Diluted earnings per share	$1.02	0.94	0.91

There were 62,752, 43,542 and 166,362 non-vested restricted stock units for the years ended September 30, 2023, 2022 and 2021, respectively, excluded from the calculation as they are antidilutive.

As of September 30, 2023, the Company had 50,000,000 shares of common stock authorized, of which 22,745,412 shares were issued and 22,738,915 shares were outstanding, as well as 6,497 shares of treasury common stock that was not outstanding, and 10,000,000 shares of preferred common stock authorized, of which none was issued and outstanding.

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

During fiscal year 2023, long-lived assets, including lease assets, with an aggregate carrying value of $5.9 million were written down to their fair value of $4.6 million, resulting in asset impairment charges of $1.3 million. During fiscal year 2022, long-lived assets with an aggregate carrying value of $7.4 million were written down to their fair value of $4.5 million, resulting in asset impairment charges of $2.9 million. During fiscal year 2021, long-lived assets with an aggregate carrying value of $3.3 million were written down to their fair value of $2.1 million, resulting in asset impairment charges of $1.1 million. The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those assets and liabilities.

6. Property and Equipment

The Company had the following property and equipment balances as of September 30, 2023 and 2022, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2023	2022
Construction in process	n/a			$15,221	8,651
Land	n/a			6,746	6,746
Buildings	16	–	40	46,412	43,010
Land improvements	1	–	24	2,112	1,822
Leasehold and building improvements	1	–	25	173,407	163,721
Fixtures and equipment	5	–	7	157,710	151,242
Computer hardware and software	3	–	5	27,080	25,545
				428,688	400,737
Less accumulated depreciation and amortization				(259,628)	(243,558)
Property and equipment, net				$169,060	157,179

Total costs capitalized for qualifying construction projects of leasehold and building improvements included $0.5 million for each of the years ended September 30, 2023 and 2021 and $0.4 million for the year ended September 30, 2022, related to internal staff compensation. Depreciation expense related to capitalized internal staff compensation was $0.7 million for the year ended September 30, 2023 and $0.6 million for each of the years ended September 30, 2022 and 2021. Capitalized interest costs were $0.3 million for each of the years ended September 30, 2023 and 2022 and $0.2 million for the year ended September 30, 2021.

Depreciation and amortization expense for the years ended September 30, 2023, 2022 and 2021 is summarized as follows, dollars in thousands:

	Year ended September 30,
	2023	2022	2021
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$1,083	1,029	873
Depreciation and amortization expense included in store expenses	25,770	25,257	27,476
Depreciation and amortization expense included in administrative expenses	1,607	1,410	1,218
Depreciation and amortization expense included in pre-opening expenses (1)	446	210	66
Total depreciation and amortization expenses	$28,906	27,906	29,633

1 Pre-opening depreciation and amortization expenses for fiscal year 2021 have been reclassified from store expenses to be consistent with the presentation for fiscal years 2023 and 2022.

7. Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, lease assets, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets at an individual store level, which we consider to be the lowest level in the organization for which independent identifiable cash flows are available. If the carrying value of such assets over their respective remaining lives is not recoverable through projected undiscounted future cash flows, impairment is recognized. The amount of impairment is measured based on projected discounted future cash flows using a market participant’s discount rate. The Company considers factors such as historic and forecasted operating results, trends and future prospects, current market value, significant industry trends, and other economic and regulatory factors in performing these analyses.

As of September 30, 2023 and 2022, the Company had property and equipment assets of $169.1 million and $157.2 million, respectively, and lease assets of $333.1 million and $350.7 million, respectively. In fiscal years 2023, 2022 and 2021, the Company concluded, as a result of its review of potential long-lived asset impairments, that certain long-lived assets were impaired. The Company recorded impairments of $1.3 million, $2.9 million and $1.1 million for the years ended September 30, 2023, 2022 and 2021, respectively. Such charges are reflected within store expenses on the consolidated statements of income.

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2023 and 2022, are summarized as follows, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2023	2022
Amortizable intangible assets:
Other intangibles	0.5	-	7	$13,207	11,965
Less accumulated amortization				(5,326)	(3,827)
Amortizable intangible assets, net				7,881	8,138
Other intangibles in process				643	369
Trademarks	Indefinite			389	389
Deferred financing costs, net	3	-	5	18	37
Total other intangibles, net				8,931	8,933
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$14,129	14,131

Amortization expense was $1.5 million, $0.7 million and $0.8 million for the years ended September 30, 2023, 2022 and 2021, respectively.

Future aggregate amortization expense associated with intangibles assets for the fiscal years subsequent to 2023 is estimated to be approximately as follows, dollars in thousands:

Fiscal year	Amortization expense
2024	$1,684
2025	1,659
2026	1,550
2027	1,314
2028	1,194
Thereafter	1,141
Total amortization expense	$8,542

Capitalized costs for internal-use software development were $1.1 million, $3.1 million and $2.0 million for the years ended September 30, 2023, 2022 and 2021, respectively, primarily due to capitalization of expenses related to external consultants.

9. Accrued Expenses

The composition of accrued expenses as of September 30, 2023 and 2022 is summarized as follows, dollars in thousands:

	As of September 30,
	2023	2022
Payroll and employee-related expenses	$17,719	14,527
Accrued property, sales and use tax payable	9,844	8,450
Accrued marketing expenses	466	153
Deferred revenue	1,866	1,757
Other	3,169	1,850
Total accrued expenses	$33,064	26,737

10. Debt

Credit Facility

The Company is party to a Credit Facility, entered into on January 28, 2016 and subsequently amended, consisting of a $75.0 million revolving loan facility (the Revolving Facility), which was increased on November 16, 2023 from $50.0 million to $75.0 million, and a $35.0 million term loan facility (the Term Loan Facility, and together with the Revolving Facility, the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The revolving commitment amount under the Revolving Facility is $75.0 million, subject to reduction as described below, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date without premium or penalty. The Term Loan Facility matures on November 13, 2024 and the Revolving Facility matures on November 16, 2028. Base rate loans under the Credit Facility bear interest at a fluctuating base rate, as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) Term SOFR plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Term SOFR borrowings under the Credit Facility bear interest based on Term SOFR for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is based upon the Company’s consolidated leverage ratio. The Company is required to repay principal amounts outstanding under the Term Loan Facility in equal installments of approximately $0.4 million on the last day of each fiscal quarter, beginning on March 31, 2021 and ending on September 30, 2024, with the remaining principal amount payable on the maturity date. Amounts repaid on the Term Loan Facility may not be reborrowed.

The Credit Facility requires compliance with certain customary operational and financial covenants, including a consolidated leverage ratio. The Credit Facility also contains certain other customary limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions, among other limitations. Additionally, the Credit Facility prohibits the payment of cash dividends to the holding company from the operating company without the administrative agent’s consent, provided that so long as no default or event of default exists or would arise as a result thereof, the operating company may pay cash dividends to the holding company in an amount sufficient to allow the holding company to: (i) pay various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business and (ii) repurchase shares of common stock and pay dividends on the Company’s common stock in an aggregate amount not to exceed $15.0 million during any fiscal year.

On November 16, 2023, the Company amended the Credit Facility to (i) increase its aggregate revolving commitments from $50.0 million to $75.0 million; (ii) extend the maturity date of the Revolving Facility to November 16, 2028; (iii) permit payment of a one-time cash dividend of up to $25.0 million no later than December 31, 2023; and (iv) increase the Company’s restricted payment capacity by $2.5 million, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $15.0 million during any fiscal year. The aggregate revolving commitment amount will be automatically and permanently reduced by $2,500,000 annually until the Revolving Facility matures in November 2028, unless the Company has previously exercised its option to reduce the aggregate revolving commitments to a lower amount.

The Company had no amounts outstanding under the Revolving Facility as of September 30, 2023 and 2022. The Company had undrawn, issued and outstanding letters of credit of $1.5 million and $1.1 million as of September 30, 2023 and 2022, respectively, which were reserved against the amount available for borrowing under the terms of the Revolving Facility. The Company had $48.5 million and $48.9 million available for borrowing under the Revolving Facility as of September 30, 2023 and 2022, respectively. The Company had $7.7 million outstanding under its fully drawn Term Loan Facility as of September 30, 2023.

As of September 30, 2023 and 2022, the Company was in compliance with all covenants under the Credit Facility.

Lease Obligations

The Company had 24 and 21 leases that were classified as finance leases as of September 30, 2023 and 2022, respectively. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $3.6 million, $2.7 million and $2.5 million for the years ended September 30, 2023, 2022 and 2021, respectively. Interest expense relates primarily to interest on finance lease obligations and the Credit Facility. The Company capitalized interest of $0.3 million for each of the years ended September 30, 2023 and 2022 and $0.2 million for the year ended September 30, 2021.

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

The Company has four operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 14). The leases began at various times with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases have been approved by our audit committee in accordance with our related party transaction policy. As of September 30, 2023, these leases accounted for $8.4 million of operating lease assets and $8.5 million of operating lease liabilities, of which $0.9 million was current, and are included in the disclosures below. Lease expense is recognized on a straight-line basis and was $1.2 million for the year ended September 30, 2023 and $1.3 million for each of the years ended September 30, 2022 and 2021.

The components of total lease cost for the years ended September 30, 2023, 2022 and 2021 were as follows, dollars in thousands:

		Year ended September 30,
Lease cost	Classification	2023	2022	2021
Operating lease cost:
	Cost of goods sold and occupancy costs	$43,913	42,979	42,652
	Store expenses	319	337	319
	Administrative expenses	327	309	305
	Pre-opening expenses	269	275	233
Finance lease cost:
Depreciation of lease assets	Store expenses	3,746	3,832	3,618
	Pre-opening expenses (1)	446	210	68
Interest on lease liabilities	Interest expense, net	1,837	1,896	1,931
	Pre-opening expenses (1)	482	218	22
Short-term lease cost	Store expenses	3,071	2,900	326
Variable lease cost	Cost of goods sold and occupancy costs (2)	6,429	5,851	5,611
Sublease income	Store expenses	(323)	(302)	(313)
Total lease cost		$60,516	58,505	54,772

1 Pre-opening expenses for fiscal year 2021 have been reclassified from store expenses and interest expense, net to be consistent with the presentation for fiscal years 2023 and 2022.

2 Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the years ended September 30, 2023, 2022 and 2021 was as follows, dollars in thousands:

	Year ended September 30,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45,661	41,050	44,473
Operating cash flows from finance leases	2,320	2,114	1,976
Financing cash flows from finance leases	2,779	2,719	2,823
Lease assets obtained in exchange for new lease liabilities:
Operating leases	15,274	24,429	9,216
Finance leases	5,724	9,625	3,025

Additional information related to the Company’s leases as of September 30, 2023 and 2022 was as follows:

	September 30,
	2023	2022
Weighted-average remaining lease term (in years):
Operating leases	10.3	10.7
Finance leases	14.2	14.2
Weighted-average discount rate:
Operating leases	3.8%	3.7
Finance leases	4.9%	4.8

During the year ended September 30, 2023, the Company paid $0.2 million in lease termination costs to early terminate the lease associated with a store that closed in fiscal year 2022. As a result of this lease termination, the Company wrote off $0.1 million in operating lease assets and $0.2 million in operating lease liabilities and recorded a $0.1 loss in store expenses. In addition, during the year ended September 30, 2022, the Company purchased one store’s building and land that had previously been leased. This resulted in a $1.5 million reduction in finance lease liability and the reclassification of $1.4 million of corresponding finance lease assets to property and equipment.

Future lease payments under non-cancellable leases as of September 30, 2023 were as follows, dollars in thousands:

Fiscal year	Operating leases	Finance leases	Total
2024	$45,966	5,961	51,927
2025	44,628	6,051	50,679
2026	41,777	6,093	47,870
2027	39,983	6,138	46,121
2028	37,151	5,053	42,204
Thereafter	170,998	40,841	211,839
Total future undiscounted lease payments	380,503	70,137	450,640
Less imputed interest	(68,845)	(19,305)	(88,150)
Total reported lease liability	311,658	50,832	362,490
Less current portion	(34,850)	(3,690)	(38,540)
Noncurrent lease liability	$276,808	47,142	323,950

The table above excludes $2.4 million of legally binding minimum lease payments for leases that had been executed as of September 30, 2023 but whose terms had not yet commenced.

Future minimum rental commitments and sublease rental income under the terms of the Company’s operating and finance leases were as follows as of September 30, 2023, dollars in thousands:

Fiscal year	Third parties	Related parties	Sublease rental income	Total leases
2024	$50,709	1,218	(353)	51,574
2025	49,461	1,218	(277)	50,402
2026	46,730	1,140	(279)	47,591
2027	45,275	846	(192)	45,929
2028	41,474	730	(85)	42,119
Thereafter	205,755	6,084	(67)	211,772
Total payments	$439,404	11,236	(1,253)	449,387

Total rent expense, including common area expenses and warehouse rent, for the years ended September 30, 2023, 2022 and 2021 totaled $58.4 million, $56.0 million and $55.3 million, respectively, which is included in cost of goods sold and occupancy costs and administrative expenses in the consolidated statements of income. In addition, $0.3 million, $0.3 million and $0.2 million is included in pre-opening expense associated with rent expense for stores prior to their opening date for the years ended September 30, 2023, 2022 and 2021, respectively.

12. Share-Based Compensation

The Company adopted the 2012 Omnibus Incentive Plan (as amended, the Plan) on July 17, 2012. Restricted stock unit awards granted pursuant to the Plan, if they vest, will be settled in new shares of the Company’s common stock or shares of common stock held in treasury. At the adoption of the Plan, there were 1,090,151 shares of common stock available for issuance or delivery under the Plan. In March 2019, the Company’s stockholders approved a proposal to amend the Plan to: (i) increase the number of shares of common stock reserved for issuance thereunder by 600,000 shares and (ii) extend its term by five years. As of September 30, 2023, 253,544 shares of common stock remain available for grants under the Plan. The Plan provides for awards of options, stock appreciation rights, stock grants, restricted stock units, other share-based awards and cash-based incentive awards to officers, members of the Board, certain employees who are not named executive officers and consultants. As of September 30, 2023, restricted stock units had been granted under the Plan, at no out-of-pocket cost to officers, Board members and key employees. These restricted stock units generally vest, subject to requisite service requirements, annually in installments over a five-year period or in full following a three-year period. The award recipients are not entitled to cash dividends or to vote with regard to non-vested restricted stock units, and the units are subject to forfeiture during the vesting period. Restricted stock units are granted at the market price of the Company’s stock on the date of grant and are expensed on a straight-line basis over the vesting period.

The shares of non-vested restricted stock units as of September 30, 2023 were as follows:

	Shares	Weighted average grant date fair value
Non-vested as of September 30, 2021	388,139	$10.38
Granted	45,542	12.87
Forfeited	(6,168)	9.93
Vested	(96,719)	10.29
Non-vested as of September 30, 2022	330,794	10.68
Granted	195,067	11.74
Forfeited	(17,213)	11.16
Vested	(93,698)	10.41
Non-vested as of September 30, 2023	414,950	11.28

During the year ended September 30, 2023, the Company awarded fully vested stock grants totaling 2,000 shares of the Company’s common stock to 20 employees who were not named executive officers.

Share-based compensation expense for restricted stock unit awards to certain employees who are not named executive officers was $0.9 million, $0.8 million and $0.5 million for the years ended September 30, 2023, 2022 and 2021, respectively. Share-based compensation expense for restricted stock unit awards to one named executive officer was $0.3 million for the year ended September 30, 2023 and $0.2 million for each of the years ended September 30, 2022 and 2021.

Each independent member of the Board receives an annual grant of restricted stock units equal to $60,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant). Such grants are made each year on the date of the Company’s annual meeting of stockholders, or on a pro rata basis in the case of a mid-year appointment. Share-based compensation expense for the Company’s awards to its Board members was $0.2 million for each of the years ended September 30, 2023, 2022 and 2021.

The Company recorded total share-based compensation expense before income taxes of $1.4 million, $1.2 million and $0.9 million for the years ended September 30, 2023, 2022 and 2021, respectively. The share-based compensation expense is included in cost of goods sold and occupancy costs, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the applicable officer, Board member or key employee’s compensation expense is presented. The Company realized a tax benefit from share-based compensation of less than $0.1 million for the year ended September 30, 2023 and $0.1 million for each of the years ended September 30, 2022 and 2021.

As of September 30, 2023, there was $2.1 million of unrecognized share-based compensation expense related to non-vested restricted stock units, net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately two years.

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

The following table summarizes share repurchase activity for the years ended September 30, 2023, 2022 and 2021, dollars in thousands, except average price per common share acquired:

	Year Ended September 30,
	2023	2022	2021
Number of common shares acquired	17,998	—	—
Average price per common share acquired (including commissions)	$10.07	—	—
Total cost of common shares acquired	$181	—	—

During fiscal year 2023, the Company reissued 11,501 treasury shares at a cost of $0.1 million to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. During fiscal years 2022 and 2021, the Company did not reissue any treasury shares. At September 30, 2023 and 2022, the Company held 6,497 and no shares in treasury, respectively.

Between October 1, 2023 and December 4, 2023 (the latest practical date for making the determination), the Company has not repurchased any additional shares of the Company’s common stock. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million.

Dividends

The Company paid a quarterly cash dividend of $0.10, $0.10 and $0.07 per share of common stock in each quarter of fiscal years 2023, 2022 and 2021, respectively, and a special cash dividend of $2.00 per share of common stock in the first quarter of fiscal year 2021.

14. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases (see Note 11) with Chalet. Chalet is owned by the Company’s four non-independent Board members, Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.9 million for each of the years ended September 30, 2023 and 2022 and $1.0 million for the year ended September 30, 2021.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 11) with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.3 million for each of the years ended September 30, 2023, 2022 and 2021.

FTVC LLC: The Company has one operating lease (see Note 11) with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the years ended September 30, 2023, 2022 and 2021.

15. Income Taxes

The following are the components of the provision for income taxes for the years ended September 30, 2023, 2022 and 2021, respectively, dollars in thousands:

	Year ended September 30,
	2023	2022	2021
Current federal income tax expense	$5,291	4,667	3,859
Current state income tax expense	1,311	1,143	752
Total current income tax expense	6,602	5,810	4,611

Deferred federal income tax (benefit) expense	(1,334)	559	836
Deferred state income tax (benefit) expense	(141)	50	28
Total deferred income tax (benefit) expense	(1,475)	609	864

Total provision for income taxes	$5,127	6,419	5,475

The differences between the United States federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Year ended September 30,
	2023	2022	2021
Statutory tax rate	21.0%	21.0	21.0
State income taxes, net of federal income tax expense	3.1	3.4	3.6
Enhanced food deduction	(3.1)	(0.5)	(0.5)
Deferred tax liability adjustment	—	1.0	0.8
Other, net	(2.9)	(1.8)	(3.9)
Effective tax rate	18.1%	23.1	21.0

Deferred taxes have been classified on the consolidated balance sheets as follows, dollars in thousands:

	As of September 30,
	2023	2022
Long-term assets	$—	—
Long-term liabilities	(14,427)	(15,902)
Net deferred tax liabilities	$(14,427)	(15,902)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows, dollars in thousands:

	As of September 30,
	2023	2022
Deferred tax assets:
Trademarks	$576	593
Finance lease obligations	12,403	11,684
Operating lease obligations	76,045	80,468
Research and experimental expenditures	963	—
Accrued paid time off	708	750
Other	764	666
Gross deferred tax assets	91,459	94,161

Deferred tax liabilities:
Property and equipment	(21,539)	(21,654)
Finance lease assets	(11,003)	(10,627)
Operating lease assets	(70,517)	(75,055)
Leasehold improvements	(2,095)	(2,217)
Other	(732)	(510)
Gross deferred tax liabilities	(105,886)	(110,063)
Net deferred tax liabilities	$(14,427)	(15,902)

The Company believes that it is more likely than not that it will fully realize all deferred tax assets in the form of future deductions based on the nature of the deductible temporary differences and expected future taxable income.

The Company did not utilize federal income tax carryforwards or federal tax credit carryforwards for the years ended September 30, 2023, 2022 and 2021. The Company utilized $0.1 million in tax effected state income tax carryforwards for each of the years ended September 30, 2023, 2022 and 2021.

The Company did not have any uncertain tax positions as of September 30, 2023 and 2022.

The Company files income tax returns with federal, state and local tax authorities. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years 2019 and prior and is no longer subject to state and local income tax examinations for fiscal years 2018 and prior.

16. Defined Contribution Plan

The Company has a defined contribution retirement plan (the Retirement Plan) covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Employees may defer up to the annual maximum limit prescribed by the Code. The Company, on a discretionary basis, may match up to 25% of participant contributions up to a maximum annual employer match of $2,500. As of September 30, 2023, the Company had accrued $0.9 million for matching contributions to be paid out after the plan year ending December 31, 2023. Subsequent to plan years ending December 31, 2022 and 2021, the Company funded matching contributions to participants’ accounts of $1.1 and $1.2 million, respectively.

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

19. Subsequent Events

On November 16, 2023, the Board approved a special cash dividend of $1.00 per share and a quarterly cash dividend of $0.10 per share, which will be paid on December 13, 2023 to stockholders of record as of the close of business on November 27, 2023. The special cash dividend will be funded through available cash and borrowings under the Company’s Revolving Facility.

On November 16, 2023, the Company entered into the Seventh Amendment to the Credit Facility to (i) increase its aggregate revolving commitments from $50.0 million to $75.0 million, subject to reductions; (ii) extend the maturity date of the Revolving Facility to November 16, 2028; (iii) permit payment of a one-time cash dividend of up to $25.0 million no later than December 31, 2023; and (iv) increase the Company’s restricted payment capacity by $2.5 million, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $15.0 million during any fiscal year. See Note 10, Debt for additional information.

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

We have assessed the effectiveness of our internal control over financial reporting as of September 30, 2023 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment of the design and related testing of the internal control over financial reporting, management concluded that, as of September 30, 2023, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting. KPMG LLP’s attestation report is included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information provided under the headings “Executive Officers and Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2023 (the 2024 Proxy Statement). We have adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, including our principal executive, financial and accounting officers, employees, consultants and contractors. Our Code of Ethics is publicly available on our website at www.naturalgrocers.com and we will post any amendments to, or waivers from, a provision of this Code of Ethics by posting such information on our website, at the address specified above.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information in the 2024 Proxy Statement under the headings “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2024 Proxy Statement under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2024 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

Our independent registered accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185. The information required by this item is incorporated by reference to the information in the 2024 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements: See Part II, Item 8 of this Form 10-K.

2.

Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form S-1	333-182186	3.1	July 5, 2012
3.2	Amended and Restated Bylaws	Form S-1	333-182186	3.2	July 5, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	Form S-1	333-182186	4.2	July 20, 2012
4.3	Form of Notice of Grant of Stock Unit Award	Form S-8	333-182886	4.2	July 27, 2012
4.4	Form of Registration Rights Agreement	Form S-1	333-182186	4.3	July 5, 2012
4.5	Form of Notice of Stock Grant Award	Form 10-K	001-35608	4.5	December 5, 2019
4.6	Description of Capital Stock	Form 10-K	001-35608	4.6	December 5, 2019
10.1	Second Amended and Restated Employment Agreement by and between Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc. and Sandra M. Buffa, dated June 26, 2012*	Form 10-Q	001-35608	10.1	January 29, 2015
10.2	Form of Omnibus Incentive Plan*	Form S-1	333-182186	10.16	July 5, 2012
10.3	Summary of Compensation Arrangements for Non-Employee Directors*	—	—	—	—
10.4	Form of Indemnification Agreement*	Form S-1	333-182186	10.18	June 29, 2012
10.5	Shopping Center Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated January 1, 2010	Form S-1	333-182186	10.19	June 29, 2012
10.6	Ground lease by and between 3801 East Second Avenue, LLC and Vitamin Cottage Natural Food Markets, Inc., dated March 1, 2001	Form S-1	333-182186	10.20	June 29, 2012
10.7	Commercial Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.21	June 29, 2012
10.8	Lease by and between Chalet Properties, LLC and Boulder Vitamin Cottage Group, LLC, dated July 1, 2011	Form S-1	333-182186	10.24	June 29, 2012
10.9	Lease by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.25	June 29, 2012
10.10	Lease by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.26	June 29, 2012
10.11	Building Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated December 8, 2010	Form S-1	333-182186	10.27	June 29, 2012
10.12	Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated May 20, 2008#	Form S-1	333-182186	10.28	June 29, 2012
10.13	Addendum A to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated February 27, 2009#	Form S-1	333-182186	10.29	June 29, 2012

10.14	Agreement Addendum to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated March 10, 2012#	Form S-1	333-182186	10.30	June 29, 2012
10.15	Third Amendment to Distribution Agreement between United Natural Foods, Inc. and Vitamin Cottage Natural Food Markets, Inc., dated June 3, 2012#	Form S-1	333-182186	10.31	June 29, 2012
10.16	Form of Stockholders Agreement, by, between and among Natural Grocers by Vitamin Cottage, Inc. and the stockholders to be named therein	Form S-1	333-182186	10.32	July 12, 2012
10.17	Credit Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.39	January 28, 2016
10.18	Security and Pledge Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc., Vitamin Cottage Two Ltd. Liability Company, the other Obligors thereunder and Bank of America, N.A.	Form 10-Q	001-35608	10.40	January 28, 2016
10.19	Customer Distribution Agreement by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc. dated as of June 21, 2016#	Form 10-Q	001-35608	10.1	May 6, 2021
10.20	First Amendment to Credit Agreement dated as of May 10, 2016, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.42	July 28, 2016
10.21	Incentive Compensation Program*	Form 10-Q	001-35608	10.43	February 2, 2017
10.22	Second Amendment to Credit Agreement dated as of September 6, 2017, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 10-K	001-35608	10.44	December 7, 2017
10.23	Autoborrow Agreement dated as of September 6, 2017, by and between Vitamin Cottage Natural Food Markets, Inc. and Bank of America, N.A.	Form 10-K	001-35608	10.45	December 7, 2017
10.24	Employment offer letter to Todd Dissinger dated December 5, 2017*	Form 10-Q	001-35608	10.46	February 1, 2018
10.25	Notice of Grant of Stock Unit Award to Todd Dissinger dated January 2, 2018*	Form 10-Q	001-35608	10.47	February 1, 2018
10.26	Amendment dated as of May 25, 2018 to Customer Distribution Agreement dated as of June 21, 2016 by and among United Natural Foods, Inc., Tony’s Fine Foods, Albert’s Organics and Vitamin Cottage Natural Food Markets, Inc.#	Form 10-Q	001-35608	10.48	August 2, 2018
10.27	Natural Grocers by Vitamin Cottage, Inc. 2012 Omnibus Incentive Plan, as amended*	Form 8-K	001-35608	10.49	March 8, 2019
10.28	First Amendment to Lease dated as of July 31, 2019 by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.49	August 1, 2019
10.29	Third Amendment to Credit Agreement dated as of November 13, 2019, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 10-K	001-35608	10.51	December 5, 2019

10.30	Amended and Restated Lease, dated August 3, 2020, between Chalet Properties of Pueblo, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.1	August 6, 2020
10.31	Fourth Amendment to Credit Agreement dated as of November 18, 2020, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 8-K	001-35608	10.1	November 24, 2020
10.32	Fifth Amendment to Credit Agreement dated as of September 16, 2021, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 8-K	001-35608	10.1	September 16, 2021
10.33	Lease, dated May 4, 2022, between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10‑Q	001-35608	10.1	May 5, 2022
10.34	Sixth Amendment to Credit Agreement dated as of December 15, 2022, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the lenders party, and Bank of America, N.A as Administrative Agent, L/C Issuer and Swing Line Lender	Form 8-K	001-35608	10.1	December 21, 2022
10.35	First Amendment to Lease, dated May 3, 2023, by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.1	May 4, 2023
10.36	Amendment to Commercial Lease, dated May 3, 2023, by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.2	May 4, 2023
10.37#	Amended and Restated Customer Distribution Agreement, dated August 23, 2023, between Vitamin Cottage Natural Food Markets, Inc. and United Natural Foods, Inc.	—	—	—	—
14	Code of Ethics	Form 10-K	001-35608	14	December 13, 2012
21.1	List of subsidiaries	Form 10-K	001-35608	21.1	December 13, 2012
23.1	Consent of KPMG LLP	—	—	—	—
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.3	Certification of Todd Dissinger, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	—	—	—	—
97	Incentive Compensation Recoupment Policy	—	—	—	—

101	The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Indicates a management contract or compensatory plan or arrangement

#  Confidential portions have been omitted.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 7, 2023.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely,
Its Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEMPER ISELY	(Principal Executive Officer, Co-President,
Kemper Isely	Director)	December 7, 2023

/s/ ZEPHYR ISELY	(Principal Executive Officer, Co-President,
Zephyr Isely	Director)	December 7, 2023

/s/ TODD DISSINGER	(Principal Financial and Accounting Officer,
Todd Dissinger	Chief Financial Officer)	December 7, 2023

/s/ ELIZABETH ISELY	Director
Elizabeth Isely		December 7, 2023

/s/ HEATHER ISELY	Director
Heather Isely		December 7, 2023

/s/ SANDRA BUFFA	Director
Sandra Buffa		December 7, 2023

/s/ EDWARD CERKOVNIK	Director
Edward Cerkovnik		December 7, 2023

/s/ RICHARD HALLÉ	Director
Richard Hallé		December 7, 2023

/s/ DAVID ROONEY	Director
David Rooney		December 7, 2023