Form 10-Q
period 2023-12-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2024-02-08
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 5, 2024 was 22,752,413.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2023

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example, “fiscal year 2024” refers to the year from October 1, 2023 to September 30, 2024).

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, national, regional or local political, economic, inflationary, deflationary, recessionary, business, interest rate, labor market, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include those referenced in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	December 31, 2023	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$13,620	18,342
Accounts receivable, net	9,324	10,797
Merchandise inventory	116,077	119,260
Prepaid expenses and other current assets	4,238	4,151
Total current assets	143,259	152,550
Property and equipment, net	177,277	169,060
Other assets:
Operating lease assets, net	284,212	287,941
Finance lease assets, net	43,980	45,110
Deposits and other assets	377	395
Goodwill and other intangible assets, net	14,052	14,129
Total other assets	342,621	347,575
Total assets	$663,157	669,185

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$81,587	80,675
Accrued expenses	31,989	33,064
Term loan facility, current portion	5,688	1,750
Operating lease obligations, current portion	35,840	34,850
Finance lease obligations, current portion	3,762	3,690
Total current liabilities	158,866	154,029
Long-term liabilities:
Term loan facility, net of current portion	—	5,938
Revolving facility	18,400	—
Operating lease obligations, net of current portion	271,832	276,808
Finance lease obligations, net of current portion	46,203	47,142
Deferred income tax liabilities, net	13,996	14,427
Total long-term liabilities	350,431	344,315
Total liabilities	509,297	498,344
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, and 22,752,413 and 22,745,412 shares issued at December 31, 2023 and September 30, 2023, and 22,752,413 and 22,738,915 shares outstanding at December 31, 2023 and September 30, 2023, respectively	23	23
Additional paid-in capital	59,275	59,013
Retained earnings	94,562	111,871
Common stock in treasury at cost, 6,497 shares at September 30, 2023	—	(66)
Total stockholders’ equity	153,860	170,841
Total liabilities and stockholders’ equity	$663,157	669,185

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,
	2023	2022
Net sales	$301,750	280,457
Cost of goods sold and occupancy costs	212,990	201,738
Gross profit	88,760	78,719
Store expenses	68,012	63,596
Administrative expenses	9,407	8,253
Pre-opening expenses	538	453
Operating income	10,803	6,417
Interest expense, net	(894)	(796)
Income before income taxes	9,909	5,621
Provision for income taxes	(2,154)	(1,214)
Net income	$7,755	4,407

Net income per share of common stock:
Basic	$0.34	0.19
Diluted	$0.34	0.19
Weighted average number of shares of common stock outstanding:
Basic	22,751,524	22,708,644
Diluted	22,979,744	22,801,450

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended December 31,
	2023	2022
Operating activities:
Net income	$7,755	4,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,451	7,062
Impairment of long-lived assets	90	—
Loss on disposal of property and equipment	30	3
Share-based compensation	406	357
Deferred income tax (benefit) expense	(430)	218
Non-cash interest expense	4	5
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	1,135	2,296
Merchandise inventory	3,183	2,381
Prepaid expenses and other assets	(319)	(7)
Income tax receivable	252	533
Operating lease assets	8,319	8,172
(Decrease) increase in:
Operating lease liabilities	(8,401)	(8,281)
Accounts payable	(1,776)	6,771
Accrued expenses	(1,075)	(2,710)
Net cash provided by operating activities	16,624	21,207
Investing activities:
Acquisition of property and equipment	(11,734)	(10,413)
Acquisition of other intangibles	(111)	(883)
Proceeds from sale of property and equipment	—	21
Proceeds from property insurance settlements	38	—
Net cash used in investing activities	(11,807)	(11,275)
Financing activities:
Borrowings under revolving facility	155,000	125,000
Repayments under revolving facility	(136,600)	(125,000)
Repayments under term loan facility	(2,000)	(2,000)
Finance lease obligation payments	(815)	(642)
Dividend to shareholders	(25,028)	(2,272)
Payments of deferred financing costs	(18)	—
Payments on withholding tax for restricted stock unit vesting	(78)	(118)
Net cash used in financing activities	(9,539)	(5,032)
Net (decrease) increase in cash and cash equivalents	(4,722)	4,900
Cash and cash equivalents, beginning of period	18,342	12,039
Cash and cash equivalents, end of period	$13,620	16,939
Supplemental disclosures of cash flow information:
Cash paid for interest	$441	272
Cash paid for interest on finance lease obligations, net of capitalized interest of $130 and $78, respectively	455	490
Income taxes paid	5	2
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$8,514	4,295
Acquisition of other intangibles not yet paid	191	138
Property acquired through operating lease obligations	4,680	756
Property acquired through finance lease obligations	(52)	1,694

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2023 and 2022

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –
	$0.001 par value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2023	22,738,915	$23	$59,013	$111,871	$(66)	$170,841
Net income	—	—	—	7,755	—	7,755
Share-based compensation	—	—	262	—	66	328
Issuance of common stock	13,498	—	—	—	—	—
Adoption of accounting standard	—	—	—	(36)	—	(36)
Cash dividend	—	—	—	(25,028)	—	(25,028)
Balances December 31, 2023	22,752,413	$23	$59,275	$94,562	$—	$153,860

	Common stock –
	$0.001 par value		Additional		Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	stockholders’ equity
Balances September 30, 2022	22,690,188	$23	$58,072	$97,717	$155,812
Net income	—	—	—	4,407	4,407
Share-based compensation	—	—	239	—	239
Issuance of common stock	22,261	—	—	—	—
Cash dividend	—	—	—	(2,272)	(2,272)
Balances December 31, 2022	22,712,449	$23	$58,311	$99,852	$158,186

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

December 31, 2023 and 2022

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, dietary supplements and body care products. The Company operated 167 and 165 stores as of December 31, 2023 and September 30, 2023, respectively, in 21 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado.

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

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, “Reference Rate Reform,” Accounting Standards Codification (ASC) Topic 848, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04), which was subsequently amended by a standard update in December 2022. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. As amended, the guidance only applies to modifications made prior to December 31, 2024. On December 15, 2022, the Company amended the Credit Facility (as defined in Note 5 below) to, among other things, replace the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on the Secured Overnight Financing Rate (SOFR). The Company elected to apply ASU 2020-04’s amendments for contract modifications during the first quarter of the fiscal year ending September 30, 2023.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” ASC Topic 326, “Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), subsequently amended by various standard updates. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when determining credit loss estimates. ASU 2016-13 also requires financial assets to be measured net of expected credit losses at the time of initial recognition. ASU 2019-10, issued in November 2019, delayed the effective date of ASU 2016-13 for smaller reporting companies such as the Company. The Company adopted ASU 2016-13 effective October 1, 2023 by recognizing the cumulative effect of initially applying the new credit loss standard as an adjustment to the opening balance of retained earnings.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” ASC Topic 280, “Segment Reporting” (ASU 2023-07). The ASU 2023-07 provisions require enhanced disclosures primarily about significant segment expenses. In addition, the provisions enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The provisions of ASU 2023-07 will be effective for the Company’s fiscal year ending September 30, 2025. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” ASC Topic 740, “Income Taxes” (ASU 2023-09). The ASU 2023-09 provisions require entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items equal to or greater than 5% of the statutory income tax rate amount. ASU 2023-09 also requires that entities disclose on an annual basis information about the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5% of total income taxes paid. In addition, ASU 2023-09 eliminates some disclosures relating to estimates of the change in unrecognized tax benefits reasonably possible within 12 months. The provisions of ASU 2023-09 will be effective for the Company’s fiscal year ending September 30, 2026. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

No other new accounting pronouncements issued or effective during the three months ended December 31, 2023 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The balance of contract liabilities related to unredeemed gift cards was $1.8 million and $1.5 million as of December 31, 2023 and September 30, 2023, respectively. Revenue for the three months ended December 31, 2023 and 2022 includes $0.4 million and $0.3 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2023 and 2022, respectively.

Rewards program points are accrued as deferred revenue at the retail value per point, net of estimated breakage based on historical redemption rates experienced within the rewards program. Rewards points are forfeited at the end of each calendar year.

The following table disaggregates the Company’s revenue by product category for the three months ended December 31, 2023 and 2022, dollars in thousands and as a percentage of net sales:

	Three months ended December 31,
	2023		2022
Grocery	$212,135	70%	197,358	70%
Dietary supplements	59,974	20	56,583	20
Body care, pet care and other	29,641	10	26,516	10
	$301,750	100%	280,457	100%

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

The following table presents the Company’s basic and diluted EPS for the three months ended December 31, 2023 and 2022, dollars in thousands, except per share data:

	Three months ended December 31,
	2023	2022
Net income	$7,755	4,407

Weighted average number of shares of common stock outstanding	22,751,524	22,708,644
Effect of dilutive securities	228,220	92,806
Weighted average number of shares of common stock outstanding including effect of dilutive securities	22,979,744	22,801,450

Basic earnings per share	$0.34	0.19
Diluted earnings per share	$0.34	0.19

There were 34,220 and 130,191 non-vested RSUs for the three months ended December 31, 2023 and 2022, respectively, excluded from the calculation of diluted EPS as they were antidilutive.

5. Debt

Credit Facility

The Company is party to a Credit Facility, originally entered into on January 28, 2016, as subsequently amended, consisting of a $75.0 million revolving loan facility (the Revolving Facility) and a $35.0 million term loan facility (the Term Loan Facility, and together with the Revolving Facility, the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The revolving commitment amount under the Revolving Facility is $75.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date without premium or penalty. The Term Loan Facility matures on November 13, 2024 and the Revolving Facility matures on November 16, 2028. Base rate loans under the Credit Facility bear interest at a fluctuating base rate, as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) Term SOFR plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Term SOFR borrowings under the Credit Facility bear interest based on Term SOFR for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is based upon the Company’s consolidated leverage ratio. The Company is required to repay principal amounts outstanding under the Term Loan Facility in equal installments of approximately $0.4 million on the last day of each fiscal quarter, beginning on March 31, 2021 and ending on September 30, 2024, with the remaining principal amount payable on the maturity date. Amounts repaid on the Term Loan Facility may not be reborrowed.

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

On November 16, 2023, the Company amended the Credit Facility to: (i) increase its aggregate revolving commitments from $50.0 million to $75.0 million; (ii) extend the maturity date of the Revolving Facility to November 16, 2028; (iii) permit payment of a one-time cash dividend of up to $25.0 million no later than December 31, 2023; and (iv) increase the Company’s restricted payment capacity by $2.5 million, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $15.0 million during any fiscal year. The aggregate revolving commitment amount will be automatically and permanently reduced by $2.5 million annually until the Revolving Facility matures in November 2028, unless the Company has previously exercised its option to reduce the aggregate revolving commitments to a lower amount.

The Company had $18.4 million and no amounts outstanding under the Revolving Facility as of December 31, 2023 and September 30, 2023, respectively. The Company had undrawn, issued and outstanding letters of credit of $1.5 million as of December 31, 2023 and September 30, 2023, which were reserved against the amount available for borrowing under the terms of the Revolving Facility. The Company had $55.1 million and $48.5 million available for borrowing under the Revolving Facility as of December 31, 2023 and September 30, 2023, respectively. The Company had $5.7 million outstanding under its fully drawn Term Loan Facility as of December 31, 2023.

As of December 31, 2023 and September 30, 2023, the Company was in compliance with all covenants under the Credit Facility.

Lease Obligations

The Company had 24 leases that were classified as finance leases as of December 31, 2023 and September 30, 2023. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $1.0 million and $0.9 million for the three months ended December 31, 2023 and 2022, respectively. Interest expense for the three months ended December 31, 2023 and 2022 relates primarily to interest on finance lease obligations and the Credit Facility. The Company capitalized interest of $0.1 million for each of the three months ended December 31, 2023 and 2022.

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

The Company did not repurchase any shares of common stock during each of the three months ended December 31, 2023 and 2022. During the three months ended December 31, 2023, the Company reissued 6,497 treasury shares at a cost of $0.1 million to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. During the three months ended December 31, 2022, the Company did not reissue any treasury shares. At December 31, 2023 and September 30, 2023, the Company held no shares and 6,497 shares in treasury, respectively. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million.

Dividends

The Company paid a quarterly cash dividend of $0.10 per share of common stock in each of the first quarters of fiscal years 2024 and 2023, and a special cash dividend of $1.00 per share of common stock in the first quarter of fiscal year 2024.

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

Most leases include one or more options to renew, with renewal terms normally expressed in periods of five to ten-year increments. The exercise of lease renewal options is at the Company’s sole discretion. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option.

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

The Company subleases certain real estate or portions thereof to third parties. Such subleases have all been classified as operating leases. Remaining sublease terms extend through fiscal year 2030. Although some sublease arrangements provide renewal options, the exercise of sublease renewal options is at the sole discretion of the subtenant. The Company recognizes sublease income on a straight-line basis.

The Company has four operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 12). The leases began at various times with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases have been approved by our audit committee in accordance with our related party transaction policy. As of December 31, 2023, these leases accounted for $8.2 million of operating lease assets and $8.3 million of operating lease liabilities, of which $0.9 million was current, and are included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for each of the three months ended December 31, 2023 and 2022.

The components of total lease cost for the three months ended December 31, 2023 and 2022 were as follows, dollars in thousands:

		Three months ended
		December 31,
Lease cost	Classification	2023	2022
Operating lease cost:
	Cost of goods sold and occupancy costs	$11,027	10,903
	Store expenses	115	98
	Administrative expenses	98	77
	Pre-opening expense	59	80
Finance lease cost:
Depreciation of lease assets	Store expenses	1,009	907
	Pre-opening expenses	70	113
Interest on lease liabilities	Interest expense, net	502	443
	Pre-opening expenses	84	124
Short-term lease cost	Store expenses	754	671
Variable lease cost	Cost of goods sold and occupancy costs(1)	1,582	1,504
Sublease income	Store expenses	(88)	(74)
Total lease cost		$15,212	14,846

(1) Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three months ended December 31, 2023 and 2022 was as follows, dollars in thousands:

	Three months ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,380	11,267
Operating cash flows from finance leases	585	568
Financing cash flows from finance leases	815	642
Lease assets obtained in exchange for new lease liabilities:
Operating leases	4,680	756
Finance leases	(52)	1,694

Additional information related to the Company’s leases as of December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (in years):
Operating leases	10.1	10.6
Finance leases	14.0	14.3
Weighted-average discount rate:
Operating leases	3.9%	3.7
Finance leases	4.9%	4.8

In the three months ended December 31, 2023, the Company incurred additional impairment charges of $0.1 million related to operating lease assets associated with store closures that occurred in June 2023.

Future lease payments under non-cancellable leases as of December 31, 2023 were as follows, dollars in thousands:

Fiscal year	Operating leases	Finance leases	Total
Remainder of 2024	$35,238	4,480	39,718
2025	45,764	6,051	51,815
2026	42,914	6,093	49,007
2027	41,119	6,138	47,257
2028	38,287	5,053	43,340
Thereafter	171,203	40,931	212,134
Total future undiscounted lease payments	374,525	68,746	443,271
Less imputed interest	(66,853)	(18,781)	(85,634)
Total reported lease liability	307,672	49,965	357,637
Less current portion	(35,840)	(3,762)	(39,602)
Noncurrent lease liability	$271,832	46,203	318,035

The table above excludes $5.8 million of legally binding minimum lease payments for leases that had been executed as of December 31, 2023 but whose terms had not yet commenced.

8. Property and Equipment

The Company had the following property and equipment balances as of December 31, 2023 and September 30, 2023, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2023	September 30, 2023
Construction in process		n/a		$8,594	15,221
Land		n/a		6,746	6,746
Buildings	16	–	40	56,058	46,412
Land improvements	1	–	24	2,149	2,112
Leasehold and building improvements	1	–	25	175,776	173,407
Fixtures and equipment	5	–	7	161,659	157,710
Computer hardware and software	3	–	5	29,062	27,080
				440,044	428,688
Less accumulated depreciation and amortization				(262,767)	(259,628)
Property and equipment, net				$177,277	169,060

Depreciation and amortization expense for the three months ended December 31, 2023 and 2022 is summarized as follows, dollars in thousands:

	Three months ended December 31,
	2023	2022
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$141	258
Depreciation and amortization expense included in store expenses	6,845	6,303
Depreciation and amortization expense included in administrative expenses	395	388
Depreciation and amortization expense included in pre-opening expenses	70	113
Total depreciation and amortization expense	$7,451	7,062

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of December 31, 2023 and September 30, 2023, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2023	September 30, 2023
Amortizable intangible assets:
Other intangibles	0.5	-	7	$13,207	13,207
Less accumulated amortization				(5,717)	(5,326)
Amortizable intangible assets, net				7,490	7,881
Other intangibles in process				943	643
Trademarks	Indefinite			389	389
Deferred financing costs, net	3	-	5	32	18
Total other intangibles, net				8,854	8,931
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$14,052	14,129

10. Accrued Expenses

The composition of accrued expenses as of December 31, 2023 and September 30, 2023 is summarized as follows, dollars in thousands:

	As of
	December 31,	September 30,
	2023	2023
Payroll and employee-related expenses	$13,666	17,719
Accrued property, sales and use tax payable	9,919	9,844
Accrued marketing expenses	589	466
Deferred revenue	2,221	1,866
Other	5,594	3,169
Total accrued expenses	$31,989	33,064

11. Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC Topic 740 “Income Taxes” (ASC 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases (see Note 7) with Chalet. Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.2 million for each of the three months ended December 31, 2023 and 2022.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 7) with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.1 million for each of the three months ended December 31, 2023 and 2022.

FTVC LLC: The Company has one operating lease (see Note 7) for a store location with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the three months ended December 31, 2023 and 2022.

13. Commitments and Contingencies

Self-Insurance

The Company is self-insured for certain losses, liabilities and employee benefit costs, subject to a stop loss policy or deductible limits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering an analysis of actual claims, historical claims experience, demographic factors and other actuarial assumptions. While the Company believes that its assumptions are appropriate, the estimated accrual for these liabilities could be significantly affected if future occurrences and claims materially differ from these assumptions and historical trends.

Legal Proceedings

The Company is periodically involved in legal proceedings that are incidental to the conduct of its business, including but not limited to employment discrimination claims, customer injury claims, and investigations. When the potential liability from a matter can be estimated and the loss is considered probable, the Company records the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations, and claims, the ultimate outcome may differ from the estimates. Although the Company cannot predict with certainty the ultimate resolution of any lawsuits, investigations, and claims asserted against it, management does not believe any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its financial statements.

14. Subsequent Event

On February 7, 2024, the Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on March 20, 2024 to stockholders of record as of the close of business on March 4, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our unaudited consolidated financial statements and notes thereto which are included elsewhere in this Form 10-Q and with the audited consolidated financial statements and notes thereto in our Form 10-K. This MD&A contains forward-looking statements. Refer to “Forward-Looking Statements” at the beginning of this Form 10-Q for an explanation of these types of statements. Summarized numbers included in this section, and corresponding percentage or basis point changes, may not sum due to the effects of rounding.

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, dietary supplements and body care products that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of December 31, 2023, we operated 167 stores in 21 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The sizes of our stores range from approximately 7,000 to 16,000 selling square feet. For the quarter ended December 31, 2023, our new stores averaged approximately 10,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2023, we increased our store count at a compound annual growth rate of 2.2%. In fiscal year 2023, we opened three new stores, relocated/remodeled three existing stores and closed two stores. We plan to open four to six new stores and relocate/remodel four to six stores in fiscal year 2024. As of the date of this report, we have signed leases or acquired property for an additional one new store and five relocations/remodels that we plan to open in fiscal years 2024 and beyond. During the three months ended December 31, 2023, we opened two new stores and relocated/remodeled one store. Between January 1, 2024 and the date of this Form 10-Q, we opened one new store and did not relocate/remodel any stores.

Performance Highlights

Key highlights of our performance for the three months ended December 31, 2023 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $301.8 million for the three months ended December 31, 2023, an increase of $21.3 million, or 7.6%, compared to net sales of $280.5 million for the three months ended December 31, 2022.

●	Daily average comparable store sales. Daily average comparable store sales for the three months ended December 31, 2023 increased 6.2% from the three months ended December 31, 2022.

●	Net income. Net income was $7.8 million for the three months ended December 31, 2023 compared to net income of $4.4 million for the three months ended December 31, 2022.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $18.3 million for the three months ended December 31, 2023, an increase of $4.8 million, or 35.4%, compared to $13.5 million for the three months ended December 31, 2022. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $18.8 million for the three months ended December 31, 2023, an increase of $4.9 million, or 35.5%, compared to Adjusted EBITDA of $13.8 million for the three months ended December 31, 2022. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of December 31, 2023, cash and cash equivalents was $13.6 million, and there was $55.1 million available for borrowing under our Revolving Facility, net of outstanding borrowings of $18.4 million and undrawn, issued and outstanding letters of credit of $1.5 million.

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

During fiscal year 2023 and the first quarter of fiscal year 2024, the costs of certain goods we sell were impacted by levels of inflation higher than we have experienced in recent years, resulting in part from supply disruptions, ongoing global conflicts, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, other disruptions and the uncertain economic environment. In the aggregate, management estimates that the Company experienced annualized cost inflation of approximately 3% in the first quarter of fiscal year 2024. Cost inflation estimates are based on individual like items sold during the periods being compared. The impact of inflation on our sales and profitability is influenced in part by our ability to adjust our retail prices accordingly. While we have been able to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future.

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

Outlook

We believe there are several key factors that have contributed to our success and will enable us to increase our comparable store sales and continue to profitably expand. These factors include a loyal customer base, increasing transaction size, growing consumer interest in nutrition and wellness, a differentiated shopping experience that focuses on customer service, nutrition education, a convenient, clean and shopper-friendly retail environment, and our focus on high quality, affordable natural and organic groceries, dietary supplements and body care products.

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

Store expenses

Store expenses consist of store-level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on land improvements, leasehold improvements, fixtures and equipment and technology. Depreciation expenses on the lease assets related to the finance leases of the stores are also considered store expenses. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets, primarily related to store relocations, as well as store closing costs. Store expenses also include long-lived asset impairment charges. The majority of store expenses consist of labor-related expenses, which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of net sales tend to be higher at new stores compared to comparable stores, as new stores require a minimum level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of net sales typically decrease.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended December 31,
	2023	2022
Statements of Income Data:*
Net sales	100.0%	100.0
Cost of goods sold and occupancy costs	70.6	71.9
Gross profit	29.4	28.1
Store expenses	22.5	22.7
Administrative expenses	3.1	2.9
Pre-opening expenses	0.2	0.2
Operating income	3.6	2.3
Interest expense, net	(0.3)	(0.3)
Income before income taxes	3.3	2.0
Provision for income taxes	(0.7)	(0.4)
Net income	2.6%	1.6
__________________________
*Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	167	165
Number of new stores opened during the period	2	1
Number of stores relocated/remodeled during the period	1	—
Twelve-month store unit growth rate	1.2%	1.9
Change in daily average comparable store sales	6.2%	0.5

Three months ended December 31, 2023 compared to the three months ended December 31, 2022

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended December 31,		Change In
	2023	2022	Dollars	Percent
Statements of Income Data:
Net sales	$301,750	280,457	21,293	7.6%
Cost of goods sold and occupancy costs	212,990	201,738	11,252	5.6
Gross profit	88,760	78,719	10,041	12.8
Store expenses	68,012	63,596	4,416	6.9
Administrative expenses	9,407	8,253	1,154	14.0
Pre-opening expenses	538	453	85	18.8
Operating income	10,803	6,417	4,386	68.3
Interest expense, net	(894)	(796)	(98)	12.3
Income before income taxes	9,909	5,621	4,288	76.3
Provision for income taxes	(2,154)	(1,214)	(940)	77.4
Net income	$7,755	4,407	3,348	76.0

Net sales

Net sales increased $21.3 million, or 7.6%, to $301.8 million for the three months ended December 31, 2023 compared to $280.5 million for the three months ended December 31, 2022, due to a $17.3 million increase in comparable store sales and a $5.5 million increase in new store sales, partially offset by a $1.5 million decrease in net sales related to closed stores. Daily average comparable store sales increased 6.2% for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The daily average comparable store sales increase in the first quarter of fiscal year 2024 resulted from a 3.4% increase in daily average transaction count and a 2.7% increase in daily average transaction size. Comparable store average transaction size was $47.31 for the three months ended December 31, 2023. The increase in net sales during the three months ended December 31, 2023 was driven by transaction count, retail price increases, new store sales, and marketing initiatives, including market-specific campaigns and {N}power® rewards program offers that drove customer engagement.

Gross profit

Gross profit increased $10.0 million, or 12.8%, to $88.8 million for the three months ended December 31, 2023 compared to $78.7 million for the three months ended December 31, 2022. Gross profit reflects earnings after product and store occupancy costs. Gross margin increased to 29.4% for the three months ended December 31, 2023 compared to 28.1% for the three months ended December 31, 2022. The increase in gross margin during the three months ended December 31, 2023 was driven by higher product margin attributed to effective pricing and promotions, and store occupancy cost leverage.

Store expenses

Store expenses increased $4.4 million, or 6.9%, to $68.0 million for the three months ended December 31, 2023 compared to $63.6 million for the three months ended December 31, 2022. The increase in store expenses was primarily driven by higher compensation expense. Store expenses as a percentage of net sales were 22.5% and 22.7% for the three months ended December 31, 2023 and 2022, respectively. The decrease in store expenses as a percentage of net sales reflects expense leverage.

Administrative expenses

Administrative expenses increased $1.2 million, or 14.0%, to $9.4 million for the three months ended December 31, 2023 compared to $8.3 million for the three months ended December 31, 2022. The increase in administrative expenses was primarily driven by higher compensation expense. Administrative expenses as a percentage of net sales were 3.1% and 2.9% for the three months ended December 31, 2023 and 2022, respectively.

Pre-opening expenses

Pre-opening expenses were $0.5 million for each of the three months ended December 31, 2023 and 2022.

Interest expense, net

Interest expense, net of capitalized interest, was $0.9 million for the three months ended December 31, 2023 compared to $0.8 million for the three months ended December 31, 2022.

Income taxes

Income tax expense increased $0.9 million for the three months ended December 31, 2023 to $2.2 million compared to $1.2 million for the three months ended December 31, 2022. The Company’s effective income tax rate was approximately 21.7% and 21.6% for the three months ended December 31, 2023 and 2022, respectively.

Net income

Net income was $7.8 million, or $0.34 diluted earnings per share, for the three months ended December 31, 2023 compared to $4.4 million, or $0.19 diluted earnings per share, for the three months ended December 31, 2022.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended December 31,
	2023	2022
Net income	$7,755	4,407
Interest expense, net	894	796
Provision for income taxes	2,154	1,214
Depreciation and amortization	7,451	7,062
EBITDA	18,254	13,479
Impairment of long-lived assets	90	—
Share-based compensation	406	357
Adjusted EBITDA	$18,750	13,836

EBITDA increased 35.4% to $18.3 million for the three months ended December 31, 2023 compared to $13.5 million for the three months ended December 31, 2022. EBITDA as a percentage of net sales was 6.0% and 4.8% for the three months ended December 31, 2023 and 2022, respectively.

Adjusted EBITDA increased 35.5% to $18.8 million for the three months ended December 31, 2023 compared to $13.8 million for the three months ended December 31, 2022. Adjusted EBITDA as a percentage of net sales was 6.2% and 4.9% for the three months ended December 31, 2023 and 2022, respectively.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Revolving Facility. Our Credit Facility consists of the $75.0 million Revolving Facility and the fully drawn $35.0 million Term Loan Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, cash dividends, share repurchases and corporate taxes. As of December 31, 2023, we had $13.6 million in cash and cash equivalents and $55.1 million available for borrowing under our Revolving Facility.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program – most recently in May 2022 – and the program will terminate on May 31, 2024. We did not repurchase any shares during the three months ended December 31, 2023. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Revolving Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

We paid a quarterly cash dividend of $0.10 per share of common stock and a special cash dividend of $1.00 per share of common stock in the three months ended December 31, 2023. The special cash dividend was funded through available cash and borrowings under our Revolving Facility. On February 7, 2024, our Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on March 20, 2024 to stockholders of record as of the close of business on March 4, 2024.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Three months ended December 31,
	2023	2022
Net cash provided by operating activities	$16,624	21,207
Net cash used in investing activities	(11,807)	(11,275)
Net cash used in financing activities	(9,539)	(5,032)
Net (decrease) increase in cash and cash equivalents	(4,722)	4,900
Cash and cash equivalents, beginning of period	18,342	12,039
Cash and cash equivalents, end of period	$13,620	16,939

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, impairment of long-lived assets and store closing costs, share-based compensation, and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities decreased $4.6 million, or 21.6%, to $16.6 million for the three months ended December 31, 2023 compared to $21.2 million for the three months ended December 31, 2022. The decrease in cash provided by operating activities was primarily due to a decrease in cash provided by working capital, partially offset by an increase in cash provided by net income as adjusted for non-cash items.

Investing Activities

Net cash used in investing activities increased $0.5 million, or 4.7%, to $11.8 million for the three months ended December 31, 2023 compared to $11.3 million for the three months ended December 31, 2022. This increase was primarily the result of an increase in property and equipment of $1.3 million, partially offset by a decrease in other intangibles of $0.8 million during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, attributed to the timing of new store openings, relocations/remodels, and software projects under development.

We plan to spend approximately $18.2 million to $27.2 million on capital expenditures during the remainder of fiscal year 2024 in connection with expected new store openings and store relocations/remodels.

Acquisition of property and equipment not yet paid increased $4.2 million to $8.5 million for the three months ended December 31, 2023 compared to $4.3 million for the three months ended December 31, 2022 due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used in financing activities was $9.5 million for the three months ended December 31, 2023 compared to $5.0 million for the three months ended December 31, 2022. During the three months ended December 31, 2023, we paid a special cash dividend to stockholders of $22.7 million.

Credit Facility

The revolving commitment amount under the Revolving Facility is $75.0 million, including a $5.0 million sub-limit for standby letters of credit. We borrowed $35.0 million under the Term Loan Facility in December 2020. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and Vitamin Cottage Two Ltd. Liability Company (VC2). The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date without premium or penalty. On November 16, 2023, we amended the Credit Facility to (i) increase our aggregate revolving commitments from $50.0 million to $75.0 million; (ii) extend the maturity date of the Revolving Facility to November 16, 2028; (iii) permit payment of a one-time cash dividend of up to $25.0 million no later than December 31, 2023; and (iv) increase the Company’s restricted payment capacity by $2.5 million, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $15.0 million during any fiscal year. The aggregate revolving commitment amount will be automatically and permanently reduced by $2.5 million annually until the Revolving Facility matures on November 16, 2028, unless we have previously exercised our option to reduce the aggregate revolving commitments to a lower amount.

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

We had $18.4 million and no amounts outstanding under the Revolving Facility as of December 31, 2023 and September 30, 2023, respectively. As of December 31, 2023 and September 30, 2023, we had undrawn, issued and outstanding letters of credit of $1.5 million, which were reserved against the amount available for borrowing under the Revolving Facility. We had $55.1 million and $48.5 million available for borrowing under the Revolving Facility as of December 31, 2023 and September 30, 2023, respectively. We had $5.7 million of outstanding borrowings under the fully drawn Term Loan Facility as of December 31, 2023.

As of December 31, 2023 and September 30, 2023, the Company was in compliance with all covenants under the Credit Facility.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

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
3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 5, 2012, File No. 333-182186)

3.2

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 5, 2012, File No. 333-182186)

10.1

Seventh Amendment to Credit Agreement dated as of November 16, 2023, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the lenders party thereto, and Bank of America, N.A. as Administrative Agent, L/C Issuer and Swing Line Lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 22, 2023)

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 (unaudited) and September 30, 2023, (ii) Consolidated Statements of Income for the three months ended December 31, 2023 and 2022 (unaudited), (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2023 and 2022 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2023 and 2022 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on February 8, 2024.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)