Form 10-Q
period 2024-03-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2024-05-09
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 6, 2024 was 22,791,945.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2024

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2024	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$10,970	18,342
Accounts receivable, net	8,741	10,797
Merchandise inventory	117,352	119,260
Prepaid expenses and other current assets	3,806	4,151
Total current assets	140,869	152,550
Property and equipment, net	178,339	169,060
Other assets:
Operating lease assets, net	280,165	287,941
Finance lease assets, net	42,908	45,110
Deposits and other assets	288	395
Goodwill and other intangible assets, net	14,002	14,129
Total other assets	337,363	347,575
Total assets	$656,571	669,185

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$84,176	80,675
Accrued expenses	32,312	33,064
Term loan facility, current portion	3,688	1,750
Operating lease obligations, current portion	35,859	34,850
Finance lease obligations, current portion	3,860	3,690
Total current liabilities	159,895	154,029
Long-term liabilities:
Term loan facility, net of current portion	—	5,938
Revolving facility	11,400	—
Operating lease obligations, net of current portion	267,293	276,808
Finance lease obligations, net of current portion	45,220	47,142
Deferred income tax liabilities, net	12,789	14,427
Total long-term liabilities	336,702	344,315
Total liabilities	496,597	498,344
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,771,969 and 22,745,412 shares issued at March 31, 2024 and September 30, 2023, respectively, and 22,771,969 and 22,738,915 shares outstanding at March 31, 2024 and September 30, 2023, respectively	23	23
Additional paid-in capital	59,706	59,013
Retained earnings	100,245	111,871
Common stock in treasury at cost, 6,497 shares at September 30, 2023	—	(66)
Total stockholders’ equity	159,974	170,841
Total liabilities and stockholders’ equity	$656,571	669,185

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Net sales	$308,092	283,245	609,842	563,702
Cost of goods sold and occupancy costs	217,735	200,768	430,725	402,506
Gross profit	90,357	82,477	179,117	161,196
Store expenses	69,204	65,192	137,216	128,788
Administrative expenses	9,522	8,605	18,929	16,858
Pre-opening expenses	370	249	908	702
Operating income	11,261	8,431	22,064	14,848
Interest expense, net	(1,177)	(834)	(2,071)	(1,630)
Income before income taxes	10,084	7,597	19,993	13,218
Provision for income taxes	(2,123)	(1,713)	(4,277)	(2,927)
Net income	$7,961	5,884	15,716	10,291

Net income per share of common stock:
Basic	$0.35	0.26	0.69	0.45
Diluted	$0.35	0.26	0.68	0.45
Weighted average number of shares of common stock outstanding:
Basic	22,759,131	22,725,462	22,755,307	22,716,880
Diluted	23,061,119	22,824,673	23,015,842	22,809,189

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended March 31,
	2024	2023
Operating activities:
Net income	$15,716	10,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,153	14,216
(Gain) loss on impairment of long-lived assets and store closures	(3)	871
Loss on disposal of property and equipment	30	3
Share-based compensation	838	713
Deferred income tax (benefit) expense	(1,639)	149
Non-cash interest expense	9	9
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	1,358	3,358
Merchandise inventory	1,908	(2,297)
Prepaid expenses and other assets	423	373
Income tax receivable	30	166
Operating lease assets	16,661	16,406
(Decrease) increase in:
Operating lease liabilities	(16,768)	(16,940)
Accounts payable	3,883	9,270
Accrued expenses	(752)	(1,731)
Net cash provided by operating activities	36,847	34,857
Investing activities:
Acquisition of property and equipment	(22,183)	(16,978)
Acquisition of other intangibles	(371)	(859)
Proceeds from sale of property and equipment	3	72
Proceeds from property insurance settlements	41	—
Net cash used in investing activities	(22,510)	(17,765)
Financing activities:
Borrowings under revolving facility	293,800	246,500
Repayments under revolving facility	(282,400)	(246,500)
Repayments under term loan facility	(4,000)	(4,000)
Finance lease obligation payments	(1,706)	(1,357)
Dividends to shareholders	(27,306)	(4,543)
Payments of deferred financing costs	(18)	—
Repurchase of common stock	—	(86)
Payments on withholding tax for restricted stock unit vesting	(79)	(180)
Net cash used in financing activities	(21,709)	(10,166)
Net (decrease) increase in cash and cash equivalents	(7,372)	6,926
Cash and cash equivalents, beginning of period	18,342	12,039
Cash and cash equivalents, end of period	$10,970	18,965
Supplemental disclosures of cash flow information:
Cash paid for interest	$989	639
Cash paid for interest on finance lease obligations, net of capitalized interest of $199 and $122, respectively	961	1,005
Income taxes paid	6,466	2,625
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$5,353	2,033
Acquisition of other intangibles not yet paid	283	103
Property acquired through operating lease obligations	9,432	756
Property acquired through finance lease obligations	(45)	1,652

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2024 and 2023

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –
	$0.001 par value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2023	22,738,915	$23	$59,013	$111,871	$(66)	$170,841
Net income	—	—	—	7,755	—	7,755
Share-based compensation	—	—	262	—	66	328
Issuance of common stock	13,498	—	—	—	—	—
Adoption of accounting standard	—	—	—	(36)	—	(36)
Cash dividend	—	—	—	(25,028)	—	(25,028)
Balances December 31, 2023	22,752,413	23	59,275	94,562	—	153,860
Net income	—	—	—	7,961	—	7,961
Share-based compensation	—	—	431	—	—	431
Issuance of common stock	19,556	—	—	—	—	—
Cash dividend	—	—	—	(2,278)	—	(2,278)
Balances March 31, 2024	22,771,969	$23	$59,706	$100,245	$—	$159,974

	Common stock –
	$0.001 par value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2022	22,690,188	$23	$58,072	$97,717	$—	$155,812
Net income	—	—	—	4,407	—	4,407
Share-based compensation	—	—	239	—	—	239
Issuance of common stock	22,261	—	—	—	—	—
Cash dividend	—	—	—	(2,272)	—	(2,272)
Balances December 31, 2022	22,712,449	23	58,311	99,852	—	158,186
Net income	—	—	—	5,884	—	5,884
Share-based compensation	—	—	208	—	86	294
Issuance of common stock	23,076	—	—	—	—	—
Repurchase of common stock	(8,546)	—	—	—	(86)	(86)
Cash dividend	—	—	—	(2,271)	—	(2,271)
Balances March 31, 2023	22,726,979	$23	$58,519	$103,465	$—	$162,007

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2024 and 2023

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, dietary supplements and body care products. The Company operated 168 and 165 stores as of March 31, 2024 and September 30, 2023, respectively, in 21 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado.

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

Recent Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, “Common Control Arrangements,” ASC Topic 842, “Leases” (ASU 2023-01). Issue 1, Terms and Conditions to Be Considered, of ASU 2023-01 is not applicable to public entities. Issue 2, Accounting for Leasehold Improvements, of ASU 2023-01 requires leasehold improvements associated with common control leases to be amortized over the useful life of the improvements and certain disclosures when the useful life of leasehold improvements to the common control group exceeds the related lease term. The provisions of ASU 2023-01, Issue 2, will be effective for the Company’s first quarter of the fiscal year ending September 30, 2025. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

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

No other new accounting pronouncements issued or effective during the three months ended March 31, 2024 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The balance of contract liabilities related to unredeemed gift cards was $1.5 million as of March 31, 2024 and September 30, 2023. Revenue for each of the three months ended March 31, 2024 and 2023 includes $0.1 million, that was included in the contract liability balance of unredeemed gift cards at September 30, 2023 and 2022, respectively. Revenue for the six months ended March 31, 2024 and 2023 includes approximately $0.5 million and $0.4 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2023 and 2022, respectively.

Rewards program points are accrued as deferred revenue at the retail value per point, net of estimated breakage based on historical redemption rates experienced within the rewards program. Rewards points are forfeited at the end of each calendar year.

The following table disaggregates the Company’s revenue by product category for the three and six months ended March 31, 2024 and 2023, dollars in thousands and as a percentage of net sales:

	Three months ended March 31,				Six months ended March 31,
	2024		2023		2024		2023
Grocery	$217,120	71%	197,130	70	429,255	70	394,488	70
Dietary supplements	61,950	20	60,094	21	121,924	20	116,677	21
Body care, pet care and other	29,022	9	26,021	9	58,663	10	52,537	9
	$308,092	100%	283,245	100	609,842	100	563,702	100

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

The following table presents the Company’s basic and diluted EPS for the three and six months ended March 31, 2024 and 2023, dollars in thousands, except per share data:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Net income	$7,961	5,884	15,716	10,291

Weighted average number of shares of common stock outstanding	22,759,131	22,725,462	22,755,307	22,716,880
Effect of dilutive securities	301,988	99,211	260,535	92,309
Weighted average number of shares of common stock outstanding including effect of dilutive securities	23,061,119	22,824,673	23,015,842	22,809,189

Basic earnings per share	$0.35	0.26	0.69	0.45
Diluted earnings per share	$0.35	0.26	0.68	0.45

There were 14,944 and 34,220 non-vested RSUs for the three and six months ended March 31, 2024, respectively, excluded from the calculation of diluted EPS as they were antidilutive. There were 145,805 and 146,005 non-vested RSUs for the three and six months ended March 31, 2023, respectively, excluded from the calculation of diluted EPS as they were antidilutive.

5. Debt

Credit Facility

The Company is party to a Credit Facility, originally entered into on January 28, 2016, as subsequently amended, consisting of a $75.0 million revolving loan facility (the Revolving Facility) and a $35.0 million term loan facility (the Term Loan Facility, and together with the Revolving Facility, the Credit Facility). The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The revolving commitment amount under the Revolving Facility is $75.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date without premium or penalty. The Term Loan Facility matures on November 13, 2024 and the Revolving Facility matures on November 16, 2028. Base rate loans under the Credit Facility bear interest at a fluctuating base rate, as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of: (i) the federal funds rate plus 0.50%; (ii) the prime rate; and (iii) Term SOFR plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Term SOFR borrowings under the Credit Facility bear interest based on Term SOFR for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is based upon the Company’s consolidated leverage ratio. The Company is required to repay principal amounts outstanding under the Term Loan Facility in equal installments of approximately $0.4 million on the last day of each fiscal quarter, beginning on March 31, 2021 and ending on September 30, 2024, with the remaining principal amount payable on the maturity date. Amounts repaid on the Term Loan Facility may not be reborrowed.

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

On November 16, 2023, the Company amended the Credit Facility to: (i) increase its aggregate revolving commitments from $50.0 million to $75.0 million; (ii) extend the maturity date of the Revolving Facility to November 16, 2028; (iii) permit payment of a one-time cash dividend of up to $25.0 million by no later than December 31, 2023; and (iv) increase the Company’s restricted payment capacity by $2.5 million, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $15.0 million during any fiscal year. The aggregate revolving commitment amount will be automatically and permanently reduced by $2.5 million annually until the Revolving Facility matures in November 2028, unless the Company has previously exercised its option to reduce the aggregate revolving commitments to a lower amount.

The Company had $11.4 million and no amounts outstanding under the Revolving Facility as of March 31, 2024 and September 30, 2023, respectively. The Company had undrawn, issued and outstanding letters of credit of $1.5 million as of March 31, 2024 and September 30, 2023, which were reserved against the amount available for borrowing under the terms of the Revolving Facility. The Company had $62.1 million and $48.5 million available for borrowing under the Revolving Facility as of March 31, 2024 and September 30, 2023, respectively. The Company had $3.7 million outstanding under its fully drawn Term Loan Facility as of March 31, 2024.

As of March 31, 2024 and September 30, 2023, the Company was in compliance with all covenants under the Credit Facility.

Lease Obligations

The Company had 24 leases that were classified as finance leases as of March 31, 2024 and September 30, 2023. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $1.2 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively, and $2.3 million and $1.8 million for the six months ended March 31, 2024 and 2023, respectively. Interest expense for the three and six months ended March 31, 2024 and 2023 relates primarily to interest on finance lease obligations and the Credit Facility. The Company capitalized interest of $0.1 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively, and $0.2 million and $0.1 million for the six months ended March 31, 2024 and 2023, respectively.

6. Stockholders’ Equity

Share Repurchases

In May 2016, the Board of Directors (the Board) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. The Board subsequently extended the share repurchase program – most recently in May 2024 – and the program will terminate on May 31, 2026. Repurchases under the Company’s share repurchase program may be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice.

The following table summarizes share repurchase activity for the three and six months ended March 31, 2024 and 2023 (in thousands, except number of shares acquired and average per share cost):

	Three months ended		Six months ended
	March 31,		March 31,
	2024	2023	2024	2023
Number of common shares acquired	—	8,546	—	8,546
Average price per common share acquired (including commissions)	$—	10.02	—	10.02
Total cost of common shares acquired	$—	86	—	86

During the three months ended December 31, 2023 and March 31, 2023, the Company reissued 6,497 and 8,546 treasury shares, respectively, each at a cost of $0.1 million, to partially satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. At March 31, 2024 and September 30, 2023, the Company held no shares and 6,497 shares in treasury, respectively. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million.

Dividends

The Company paid a quarterly cash dividend of $0.10 per share of common stock in each of the first two quarters of fiscal years 2024 and 2023, and a special cash dividend of $1.00 per share of common stock in the first quarter of fiscal year 2024.

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

The Company subleases certain real estate or portions thereof to third parties. Such subleases have all been classified as operating leases. Remaining sublease terms extend through fiscal year 2033. Although some sublease arrangements provide renewal options, the exercise of sublease renewal options is at the sole discretion of the subtenant. The Company recognizes sublease income on a straight-line basis.

The Company has four operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 12). The leases began at various times with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases have been approved by our audit committee in accordance with our related party transaction policy. As of March 31, 2024, these leases accounted for $8.0 million of operating lease assets and $8.1 million of operating lease liabilities, of which $0.9 million was current, and are included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for each of the three months ended March 31, 2024 and 2023 and $0.6 million for each of the six months ended March 31, 2024 and 2023.

The components of total lease cost for the three and six months ended March 31, 2024 and 2023 were as follows, dollars in thousands:

		Three months ended		Six months ended
		March 31,		March 31,
Lease cost	Classification	2024	2023	2024	2023
Operating lease cost:
	Cost of goods sold and occupancy costs	$11,009	10,968	22,036	21,871
	Store expenses	116	80	231	178
	Administrative expenses	99	82	197	159
	Pre-opening expenses	78	14	137	94
Finance lease cost:
Depreciation of lease assets	Store expenses	1,028	945	2,037	1,852
	Pre-opening expenses	49	73	119	186
Interest on lease liabilities	Interest expense, net	514	473	1,016	916
	Pre-opening expenses	61	86	145	210
Short-term lease cost	Store expenses	905	770	1,659	1,441
Variable lease cost	Cost of goods sold and occupancy costs (1)	1,676	1,601	3,258	3,105
Sublease income		(18)	(72)	(106)	(146)
Total lease cost		$15,517	15,020	30,729	29,866

1 Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three and six months ended March 31, 2024 and 2023 were as follows, dollars in thousands:

	Three months ended		Six months ended
	March 31,		March 31,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,327	11,569	22,707	22,836
Operating cash flows from finance leases	575	559	1,160	1,127
Financing cash flows from finance leases	891	715	1,706	1,357
Lease assets obtained in exchange for new lease liabilities:
Operating leases	4,752	—	9,432	756
Finance leases	7	(42)	(45)	1,652

Additional information related to the Company’s leases as of March 31, 2024 and 2023 was as follows:

	March 31,
	2024	2023
Weighted-average remaining lease term (in years):
Operating leases	9.9	10.4
Finance leases	13.9	14.2
Weighted-average discount rate:
Operating leases	3.9%	3.7
Finance leases	4.8%	4.8

During the three months ended March 31, 2024, the Company paid $0.3 million to early terminate the operating lease associated with a store that closed in fiscal year 2023. As a result of this lease termination, the Company wrote off $0.4 million of operating lease assets and $0.6 million of operating lease liabilities and recorded a $0.2 million loss in store expenses. In addition, during the three and six months ended March 31, 2024, the Company incurred additional impairment charges of $0.1 million related to operating lease assets associated with store closures that occurred in fiscal years 2022 and 2023. During the three and six months ended March 31, 2023, the Company incurred an impairment charge of $0.9 million related to an operating lease asset associated with a store closure in fiscal year 2023.

Future lease payments under non-cancellable leases as of March 31, 2024 were as follows, dollars in thousands:

Fiscal year	Operating leases	Finance leases	Total
Remainder of 2024	$23,520	3,021	26,541
2025	46,175	6,051	52,226
2026	43,520	6,093	49,613
2027	41,883	6,138	48,021
2028	39,055	5,053	44,108
Thereafter	174,612	40,930	215,542
Total future undiscounted lease payments	368,765	67,286	436,051
Less imputed interest	(65,613)	(18,206)	(83,819)
Total reported lease liability	303,152	49,080	352,232
Less current portion	(35,859)	(3,860)	(39,719)
Noncurrent lease liability	$267,293	45,220	312,513

The table above excludes $7.4 million of legally binding minimum lease payments for leases that had been executed as of March 31, 2024 but whose terms had not yet commenced.

8. Property and Equipment

The Company had the following property and equipment balances as of March 31, 2024 and September 30, 2023, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2024	September 30, 2023
Construction in process		n/a		$9,091	15,221
Land		n/a		6,746	6,746
Buildings	16	–	40	56,058	46,412
Land improvements	1	–	24	2,184	2,112
Leasehold and building improvements	1	–	25	178,927	173,407
Fixtures and equipment	5	–	7	164,267	157,710
Computer hardware and software	3	–	5	30,059	27,080
				447,332	428,688
Less accumulated depreciation and amortization				(268,993)	(259,628)
Property and equipment, net				$178,339	169,060

Depreciation and amortization expense for the three and six months ended March 31, 2024 and 2023 is summarized as follows, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$216	266	357	524
Depreciation and amortization expense included in store expenses	6,994	6,410	13,839	12,713
Depreciation and amortization expense included in administrative expenses	443	405	838	793
Depreciation and amortization expense included in pre-opening expenses	49	73	119	186
Total depreciation and amortization expense	$7,702	7,154	15,153	14,216

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of March 31, 2024 and September 30, 2023, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2024	September 30, 2023
Amortizable intangible assets:
Other intangibles	0.5	–	7	$13,291	13,207
Less accumulated amortization				(6,114)	(5,326)
Amortizable intangible assets, net				7,177	7,881
Other intangibles in process				1,211	643
Trademarks	Indefinite			389	389
Deferred financing costs, net	3	–	5	27	18
Total other intangibles, net				8,804	8,931
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$14,002	14,129

10. Accrued Expenses

The composition of accrued expenses as of March 31, 2024 and September 30, 2023 is summarized as follows, dollars in thousands:

	As of
	March 31,	September 30,
	2024	2023
Payroll and employee-related expenses	$18,516	17,719
Accrued property, sales, and use tax payable	8,414	9,844
Accrued marketing expenses	587	466
Deferred revenue	1,866	1,866
Other	2,929	3,169
Total accrued expenses	$32,312	33,064

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

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases (see Note 7) with Chalet. Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.2 million for each of the three months ended March 31, 2024 and 2023, and $0.4 million for each of the six months ended March 31, 2024 and 2023.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 7) with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.1 million for each of the three months ended March 31, 2024 and 2023 and was $0.2 million for each of the six months ended March 31, 2024 and 2023.

FTVC LLC: The Company has one operating lease (see Note 7) with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the three months ended March 31, 2024 and 2023 and was less than $0.1 million for each of the six months ended March 31, 2024 and 2023.

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

14. Subsequent Event

On May 8, 2024, the Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on June 19, 2024 to stockholders of record as of the close of business on June 3, 2024.

On May 8, 2024, the Board authorized an extension of the Company's share repurchase program. As a result of such extension, the share repurchase program will terminate on May 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our unaudited consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-Q, and with the audited consolidated financial statements and notes thereto in our Form 10-K. This MD&A contains forward-looking statements. Refer to “Forward-Looking Statements” at the beginning of this Form 10-Q for an explanation of these types of statements. Summarized numbers included in this section, and corresponding percentage or basis point changes, may not sum due to the effects of rounding.

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, dietary supplements and body care products that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of March 31, 2024, we operated 168 stores in 21 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The sizes of our stores range from approximately 7,000 to 16,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2023, we increased our store count at a compound annual growth rate of 2.2%. In fiscal year 2023, we opened three new stores, relocated/remodeled three existing stores and closed two stores. We plan to open four to six new stores and relocate/remodel four to six existing stores in fiscal year 2024. During the six months ended March 31, 2024, we opened three new stores and relocated/remodeled one existing store. Between April 1, 2024 and the date of this Form 10-Q, we did not open any new stores and relocated/remodeled one existing store.

Performance Highlights

Key highlights of our performance for the three and six months ended March 31, 2024 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $308.1 million for the three months ended March 31, 2024, an increase of $24.8 million, or 8.8%, compared to net sales of $283.2 million for the three months ended March 31, 2023. Net sales were $609.8 million for the six months ended March 31, 2024, an increase of $46.1 million, or 8.2%, compared to net sales of $563.7 million for the six months ended March 31, 2023.

●

Daily average comparable store sales. Daily average comparable store sales for the three months ended March 31, 2024 increased 7.5% compared to the three months ended March 31, 2023. Daily average comparable store sales for the six months ended March 31, 2024 increased 6.9% compared to the six months ended March 31, 2023.

●

Net income. Net income was $8.0 million for the three months ended March 31, 2024, an increase of $2.1 million, or 35.3%, compared to net income of $5.9 million for the three months ended March 31, 2023. Net income was $15.7 million for the six months ended March 31, 2024, an increase of $5.4 million, or 52.7%, compared to net income of $10.3 million for the six months ended March 31, 2023.

●

EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $19.0 million for the three months ended March 31, 2024, an increase of $3.4 million, or 21.7%, compared to $15.6 million for the three months ended March 31, 2023. EBITDA was $37.2 million for the six months ended March 31, 2024, an increase of $8.2 million, or 28.1%, compared to $29.1 million for the six months ended March 31, 2023. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $19.7 million for the three months ended March 31, 2024, an increase of $2.9 million, or 17.4%, compared to $16.8 million for the three months ended March 31, 2023. Adjusted EBITDA was $38.5 million for the six months ended March 31, 2024, an increase of $7.8 million, or 25.6%, compared to $30.6 million for the six months ended March 31, 2023. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of March 31, 2024, cash and cash equivalents was $11.0 million, and there was $62.1 million available for borrowing under our Revolving Facility, net of outstanding borrowings of $11.4 million and undrawn, issued and outstanding letters of credit of $1.5 million.

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

During fiscal year 2023 and the first half of fiscal year 2024, the costs of certain goods we sell were impacted by levels of inflation higher than we have experienced in recent years, resulting in part from supply disruptions, ongoing global conflicts, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, other disruptions and the uncertain economic environment. In the aggregate, management estimates that the Company experienced annualized cost inflation of approximately 2% in the second quarter of fiscal year 2024. Cost inflation estimates are based on individual like items sold during the periods being compared. The impact of inflation on our sales and profitability is influenced in part by our ability to adjust our retail prices accordingly. While we have been able to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future.

●

Opportunities in the growing natural and organic grocery and dietary supplements industry. Our industry, which includes organic and natural foods and dietary supplements, continues to experience growth driven primarily by increased public interest in health and nutrition. Capitalizing on this opportunity, we continue to open new stores and enter new markets. We expect the rate of new store unit growth in the foreseeable future to be dependent upon economic and business conditions and other factors, including construction permitting and the availability of construction materials, equipment and labor.

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

We expect the rate of new store unit growth in the foreseeable future to be dependent upon economic and business conditions and other factors, including construction permitting and the availability of construction materials, equipment and labor. We believe there are opportunities for us to continue to expand our store base, expand profitability and increase comparable store sales. However, future sales growth, including comparable store sales, and our profitability could vary due to increasing competitive conditions in the natural and organic grocery and dietary supplement industries and regional and general economic conditions, including inflationary or recessionary trends. We believe there are opportunities for increased leverage of costs and increased economies of scale in sourcing products. However, due to the fixed nature of certain of our costs (in particular, our rent obligations and related occupancy costs), our ability to leverage costs may be limited.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Statements of Income Data: *
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	70.7	70.9	70.6	71.4
Gross profit	29.3	29.1	29.4	28.6
Store expenses	22.5	23.0	22.5	22.8
Administrative expenses	3.1	3.0	3.1	3.0
Pre-opening expenses	0.1	0.1	0.1	0.1
Operating income	3.7	3.0	3.6	2.6
Interest expense, net	(0.4)	(0.3)	(0.3)	(0.3)
Income before income taxes	3.3	2.7	3.3	2.3
Provision for income taxes	(0.7)	(0.6)	(0.7)	(0.5)
Net income	2.6%	2.1	2.6	1.8
__________________________
*Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	168	166	168	166
Number of new stores opened during the period	1	1	3	2
Number of stores relocated/remodeled during the period	—	—	1	—
Twelve-month store unit growth rate	1.2%	2.5	1.2	2.5
Change in daily average comparable store sales	7.5%	2.7	6.9	1.6

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended March 31,		Change In
	2024	2023	Dollars	Percent
Statements of Income Data:
Net sales	$308,092	283,245	24,847	8.8%
Cost of goods sold and occupancy costs	217,735	200,768	16,967	8.5
Gross profit	90,357	82,477	7,880	9.6
Store expenses	69,204	65,192	4,012	6.2
Administrative expenses	9,522	8,605	917	10.7
Pre-opening expenses	370	249	121	48.6
Operating income	11,261	8,431	2,830	33.6
Interest expense, net	(1,177)	(834)	(343)	41.1
Income before income taxes	10,084	7,597	2,487	32.7
Provision for income taxes	(2,123)	(1,713)	(410)	23.9
Net income	$7,961	5,884	2,077	35.3%

Net sales

Net sales increased $24.8 million, or 8.8%, to $308.1 million for the three months ended March 31, 2024 compared to $283.2 million for the three months ended March 31, 2023, due to a $21.1 million increase in comparable store sales and a $5.2 million increase in new store sales, partially offset by a $1.5 million decrease in net sales related to closed stores. Daily average comparable store sales increased 7.5% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The daily average comparable store sales increase resulted from a 3.9% increase in daily average transaction size and a 3.5% increase in daily average transaction count. Comparable store average transaction size was $47.54 for the three months ended March 31, 2024. The increase in net sales during the three months ended March 31, 2024 was driven by increases in transaction counts, items per transaction, retail prices, and new store sales. Marketing initiatives, including {N}power® rewards program offers and market-specific campaigns, enhanced customer engagement, which contributed to sales growth.

Gross profit

Gross profit increased $7.9 million, or 9.6%, to $90.4 million for the three months ended March 31, 2024 compared to $82.5 million for the three months ended March 31, 2023. Gross profit reflects earnings after product and store occupancy costs. Gross margin increased to 29.3% for the three months ended March 31, 2024 compared to 29.1% for the three months ended March 31, 2023. The increase in gross margin during the three months ended March 31, 2024 was driven by store occupancy cost leverage, partially offset by lower product margin attributable to product mix.

Store expenses

Store expenses increased $4.0 million, or 6.2%, to $69.2 million for the three months ended March 31, 2024 compared to $65.2 million for the three months ended March 31, 2023. The increase in store expenses was primarily driven by higher compensation expenses. Store expenses as a percentage of net sales were 22.5% and 23.0% for the three months ended March 31, 2024 and 2023, respectively. The decrease in store expenses as a percentage of net sales reflects expense leverage.

Administrative expenses

Administrative expenses increased $0.9 million, or 10.7%, to $9.5 million for the three months ended March 31, 2024 compared to $8.6 million for the three months ended March 31, 2023. The increase in administrative expenses was driven by higher compensation expenses. Administrative expenses as a percentage of net sales were 3.1% and 3.0% for the three months ended March 31, 2024 and 2023, respectively.

Pre-opening expenses

Pre-opening expenses were $0.4 million for the three months ended March 31, 2024 compared to $0.2 million for the three months ended March 31, 2023.

Interest expense, net

Interest expense, net of capitalized interest, was $1.2 million for the three months ended March 31, 2024 compared to $0.8 million for the three months ended March 31, 2023.

Income taxes

Income tax expense increased $0.4 million for the three months ended March 31, 2024 to $2.1 million compared to $1.7 million for the three months ended March 31, 2023. The Company’s effective income tax rate was 21.1% and 22.5% for the three months ended March 31, 2024 and 2023, respectively.

Net income

Net income was $8.0 million, or $0.35 diluted earnings per share, for the three months ended March 31, 2024 compared to $5.9 million, or $0.26 diluted earnings per share, for the three months ended March 31, 2023.

Six months ended March 31, 2024 compared to the six months ended March 31, 2023

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Six months ended March 31,		Change In
	2024	2023	Dollars	Percent
Statements of Income Data:
Net sales	$609,842	563,702	46,140	8.2%
Cost of goods sold and occupancy costs	430,725	402,506	28,219	7.0
Gross profit	179,117	161,196	17,921	11.1
Store expenses	137,216	128,788	8,428	6.5
Administrative expenses	18,929	16,858	2,071	12.3
Pre-opening expenses	908	702	206	29.3
Operating income	22,064	14,848	7,216	48.6
Interest expense, net	(2,071)	(1,630)	(441)	27.1
Income before income taxes	19,993	13,218	6,775	51.3
Provision for income taxes	(4,277)	(2,927)	(1,350)	46.1
Net income	$15,716	10,291	5,425	52.7%

Net sales

Net sales increased $46.1 million, or 8.2%, to $609.8 million for the six months ended March 31, 2024 compared to $563.7 million for the six months ended March 31, 2023, due to a $38.4 million increase in comparable store sales and a $10.6 million increase in new store sales, partially offset by a $2.9 million decrease in net sales related to closed stores. Daily average comparable store sales increased 6.9% for the six months ended March 31, 2024 compared to the six months ended March 31, 2023. The daily average comparable store sales increase for the six months ended March 31, 2024 resulted from a 3.4% increase in daily average transaction count and a 3.3% increase in daily average transaction size. Comparable store average transaction size was $47.43 for the six months ended March 31, 2024. The increase in net sales during the six months ended March 31, 2024 was driven by increases in transaction counts, retail prices, new store sales, and items per transaction. Marketing initiatives, including {N}power® rewards program offers and market-specific campaigns, enhanced customer engagement, which contributed to sales growth.

Gross profit

Gross profit increased $17.9 million, or 11.1%, to $179.1 million for the six months ended March 31, 2024 compared to $161.2 million for the six months ended March 31, 2023. Gross profit reflects earnings after product and store occupancy costs. Gross margin increased to 29.4% for the six months ended March 31, 2024 compared to 28.6% for the six months ended March 31, 2023. The increase in gross margin during the six months ended March 31, 2024 was driven by higher product margin attributed to effective pricing and promotions, and store occupancy cost leverage.

Store expenses

Store expenses increased $8.4 million, or 6.5%, to $137.2 million for the six months ended March 31, 2024 compared to $128.8 million for the six months ended March 31, 2023. The increase in store expenses was primarily driven by higher compensation expenses. Store expenses as a percentage of net sales were 22.5% and 22.8% for the six months ended March 31, 2024 and 2023, respectively. The decrease in store expenses as a percentage of net sales reflects expense leverage.

Administrative expenses

Administrative expenses increased $2.1 million, or 12.3%, to $18.9 million for the six months ended March 31, 2024 compared to $16.9 million for the six months ended March 31, 2023. The increase in administrative expenses was driven by higher compensation expenses. Administrative expenses as a percentage of net sales were 3.1% and 3.0% for the six months ended March 31, 2024 and 2023, respectively.

Pre-opening expenses

Pre-opening expenses were $0.9 million for the six months ended March 31, 2024 compared to $0.7 million for the six months ended March 31, 2023.

Interest expense

Interest expense, net of capitalized interest, was $2.1 million for the six months ended March 31, 2024 compared to $1.6 million for the six months ended March 31, 2023.

Income taxes

Income tax expense increased $1.4 million for the six months ended March 31, 2024 to $4.3 million compared to $2.9 million for the six months ended March 31, 2023. The Company’s effective income tax rate was 21.4% and 22.1% for the six months ended March 31, 2024 and 2023, respectively.

Net income

Net income was $15.7 million, or $0.68 diluted earnings per share, for the six months ended March 31, 2024 compared to $10.3 million, or $0.45 diluted earnings per share, for the six months ended March 31, 2023.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Net income	$7,961	5,884	15,716	10,291
Interest expense, net	1,177	834	2,071	1,630
Provision for income taxes	2,123	1,713	4,277	2,927
Depreciation and amortization	7,702	7,154	15,153	14,216
EBITDA	18,963	15,585	37,217	29,064
Impairment of long-lived assets and store closing costs	335	871	424	871
Share-based compensation	432	356	838	713
Adjusted EBITDA	$19,730	16,812	38,479	30,648

EBITDA increased 21.7% to $19.0 million for the three months ended March 31, 2024 compared to $15.6 million for the three months ended March 31, 2023. EBITDA increased 28.1% to $37.2 million for the six months ended March 31, 2024 compared to $29.1 million for the six months ended March 31, 2023. EBITDA as a percentage of net sales was 6.2% and 5.5% for the three months ended March 31, 2024 and 2023, respectively. EBITDA as a percentage of net sales was 6.1% and 5.2% for the six months ended March 31, 2024 and 2023, respectively.

Adjusted EBITDA increased 17.4% to $19.7 million for the three months ended March 31, 2024 compared to $16.8 million for the three months ended March 31, 2023. Adjusted EBITDA increased 25.6% to $38.5 million for the six months ended March 31, 2024 compared to $30.6 million for the six months ended March 31, 2023. Adjusted EBITDA as a percentage of net sales was 6.4% and 5.9% for the three months ended March 31, 2024 and 2023, respectively. Adjusted EBITDA as a percentage of net sales was 6.3% and 5.4% for the six months ended March 31, 2024 and 2023, respectively.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Revolving Facility. Our Credit Facility consists of the $75.0 million Revolving Facility and the fully drawn $35.0 million Term Loan Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, cash dividends, share repurchases and corporate taxes. As of March 31, 2024, we had $11.0 million in cash and cash equivalents and $62.1 million available for borrowing under our Revolving Facility.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program – most recently in May 2024 – and the program will terminate on May 31, 2026. We did not repurchase any shares during the three months ended March 31, 2024. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Revolving Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

We paid a quarterly cash dividend of $0.10 per share of common stock in each of the first two quarters of fiscal year 2024 and a special cash dividend of $1.00 per share of common stock in the first quarter of fiscal year 2024. The special cash dividend was funded through available cash and borrowings under our Revolving Facility. On May 8, 2024, our Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on June 19, 2024 to stockholders of record as of the close of business on June 3, 2024.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Six months ended March 31,
	2024	2023
Net cash provided by operating activities	$36,847	34,857
Net cash used in investing activities	(22,510)	(17,765)
Net cash used in financing activities	(21,709)	(10,166)
Net (decrease) increase in cash and cash equivalents	(7,372)	6,926
Cash and cash equivalents, beginning of period	18,342	12,039
Cash and cash equivalents, end of period	$10,970	18,965

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, impairment of long-lived assets and store closures, share-based compensation, and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $2.0 million, or 5.7%, to $36.8 million for the six months ended March 31, 2024 compared to $34.9 million for the six months ended March 31, 2023. The increase in cash provided by operating activities was primarily due to an increase in cash provided by net income as adjusted for non-cash items, partially offset by a decrease in cash provided by working capital.

Investing Activities

Net cash used in investing activities increased $4.7 million, or 26.7%, to $22.5 million for the six months ended March 31, 2024 compared to $17.8 million for the six months ended March 31, 2023. This increase was primarily the result of an increase in property and equipment of $5.2 million, partially offset by a decrease in other intangibles of $0.5 million during the six months ended March 31, 2024 compared to the six months ended March 31, 2023, and was attributed to the timing of new store openings, relocations/remodels, and software projects under development.

We plan to spend approximately $7.5 million to $16.5 million on capital expenditures during the remainder of fiscal year 2024 in connection with expected new store openings and store relocations/remodels.

Acquisition of property and equipment not yet paid increased $3.3 million to $5.4 million for the six months ended March 31, 2024 compared to $2.0 million for the six months ended March 31, 2023 primarily due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used in financing activities was $21.7 million for the six months ended March 31, 2024 compared to $10.2 million for the six months ended March 31, 2023. During the six months ended March 31, 2024, we paid cash dividends of $27.3 million, including a special cash dividend to stockholders of $22.7 million.

Credit Facility

The revolving commitment amount under the Revolving Facility is $75.0 million, including a $5.0 million sub-limit for standby letters of credit. We borrowed $35.0 million under the Term Loan Facility in December 2020. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and Vitamin Cottage Two Ltd. Liability Company (VC2). The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow amounts under the Revolving Facility at any time prior to the maturity date without premium or penalty. On November 16, 2023, we amended the Credit Facility to: (i) increase our aggregate revolving commitments from $50.0 million to $75.0 million; (ii) extend the maturity date of the Revolving Facility to November 16, 2028; (iii) permit payment of a one-time cash dividend of up to $25.0 million no later than December 31, 2023; and (iv) increase the Company’s restricted payment capacity by $2.5 million, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $15.0 million during any fiscal year. The aggregate revolving commitment amount will be automatically and permanently reduced by $2.5 million annually until the Revolving Facility matures on November 16, 2028, unless we have previously exercised our option to reduce the aggregate revolving commitments to a lower amount.

Base rate loans under the Credit Facility bear interest at a fluctuating base rate as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of: (i) the federal funds rate plus 0.50%; (ii) the prime rate; and (iii) Term SOFR plus 1.00%, less the lender spread based upon the Company’s consolidated leverage ratio. Term SOFR loans under the Credit Facility bear interest based on Term SOFR for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is also based upon the Company’s consolidated leverage ratio. The Company is required to repay principal amounts outstanding under the Term Loan Facility in equal quarterly installments of approximately $0.4 million on the last day of each fiscal quarter, commencing on March 31, 2021 and ending on September 30, 2024. Amounts repaid on the Term Loan Facility may not be reborrowed.

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

We had $11.4 million and no amounts outstanding under the Revolving Facility as of March 31, 2024 and September 30, 2023, respectively. As of March 31, 2024 and September 30, 2023, we had undrawn, issued and outstanding letters of credit of $1.5 million, which were reserved against the amount available for borrowing under the Revolving Facility. We had $62.1 million and $48.5 million available for borrowing under the Revolving Facility as of March 31, 2024 and September 30, 2023, respectively. We had $3.7 million of outstanding borrowings under the fully drawn Term Loan Facility as of March 31, 2024.

As of March 31, 2024 and September 30, 2023, the Company was in compliance with all covenants under the Credit Facility.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

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

Item 5. Other Information

Extension of Share Repurchase Program

      On May 8, 2024, our Board authorized an extension of the Company’s previously announced share repurchase program. As a result of such extension, the share repurchase program will terminate on May 31, 2026. The dollar value of the shares of common stock that may yet be repurchased under the share repurchase program is approximately $8.1 million. Repurchases may be made from time to time at management's discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice. This disclosure is responsive to Item 8.01 of Form 8-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 5, 2012, File No. 333-182186)

3.2

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 5, 2012, File No. 333-182186)

10.1*

Natural Grocers by Vitamin Cottage, Inc. 2012 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission March 12, 2024)

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2024 and September 30, 2023 (unaudited); (ii) Consolidated Statements of Income for the three and six months ended March 31, 2024 and 2023 (unaudited); (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2024 and 2023 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2024 and 2023 (unaudited); and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 9, 2024.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)