Form 10-Q
period 2024-06-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2024-08-08
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 5, 2024 was 22,793,593.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2024

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, national, regional or local political, economic, inflationary, deflationary, recessionary, business, interest rate, labor market, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include those referenced in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2024	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$13,915	18,342
Accounts receivable, net	8,921	10,797
Merchandise inventory	117,337	119,260
Prepaid expenses and other current assets	5,026	4,151
Total current assets	145,199	152,550
Property and equipment, net	178,219	169,060
Other assets:
Operating lease assets, net	275,070	287,941
Finance lease assets, net	41,830	45,110
Deposits and other assets	277	395
Goodwill and other intangible assets, net	13,791	14,129
Total other assets	330,968	347,575
Total assets	$654,386	669,185

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,310	80,675
Accrued expenses	30,660	33,064
Term loan facility, current portion	1,687	1,750
Operating lease obligations, current portion	35,954	34,850
Finance lease obligations, current portion	3,909	3,690
Total current liabilities	151,520	154,029
Long-term liabilities:
Term loan facility, net of current portion	—	5,938
Revolving facility	16,600	—
Operating lease obligations, net of current portion	262,331	276,808
Finance lease obligations, net of current portion	44,225	47,142
Deferred income tax liabilities, net	11,908	14,427
Total long-term liabilities	335,064	344,315
Total liabilities	486,584	498,344
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,793,593 and 22,745,412 shares issued at June 30, 2024 and September 30, 2023, respectively, and 22,793,593 and 22,738,915 shares outstanding at June 30, 2024 and September 30, 2023, respectively	23	23
Additional paid-in capital	60,604	59,013
Retained earnings	107,175	111,871
Common stock in treasury at cost, 6,497 shares at September 30, 2023	—	(66)
Total stockholders’ equity	167,802	170,841
Total liabilities and stockholders’ equity	$654,386	669,185

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Net sales	$309,082	281,791	918,924	845,493
Cost of goods sold and occupancy costs	218,751	200,401	649,476	602,907
Gross profit	90,331	81,390	269,448	242,586
Store expenses	67,575	62,631	204,791	191,419
Administrative expenses	9,545	9,308	28,474	26,166
Pre-opening expenses	364	367	1,272	1,069
Operating income	12,847	9,084	34,911	23,932
Interest expense, net	(1,052)	(848)	(3,123)	(2,478)
Income before income taxes	11,795	8,236	31,788	21,454
Provision for income taxes	(2,586)	(1,164)	(6,863)	(4,091)
Net income	$9,209	7,072	24,925	17,363

Net income per share of common stock:
Basic	$0.40	0.31	1.09	0.76
Diluted	$0.40	0.31	1.08	0.76
Weighted average number of shares of common stock outstanding:
Basic	22,789,057	22,734,375	22,766,516	22,722,712
Diluted	23,115,356	22,887,923	23,052,044	22,825,343

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended June 30,
	2024	2023
Operating activities:
Net income	$24,925	17,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,998	21,426
Loss on impairment of long-lived assets and store closures	390	930
Loss on disposal of property and equipment	10	104
Share-based compensation	1,900	1,046
Deferred income tax (benefit) expense	(2,519)	231
Non-cash interest expense	14	14
Other	(160)	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	1,318	2,188
Merchandise inventory	1,923	(2,953)
Prepaid expenses and other assets	(1,009)	(569)
Income tax receivable	252	(1,111)
Operating lease assets	25,005	24,730
(Decrease) increase in:
Operating lease liabilities	(25,386)	(25,643)
Accounts payable	2,023	2,202
Accrued expenses	(2,404)	(3,799)
Net cash provided by operating activities	49,280	36,159
Investing activities:
Acquisition of property and equipment	(31,016)	(23,241)
Acquisition of other intangibles	(839)	(1,133)
Proceeds from sale of property and equipment	3	76
Proceeds from property insurance settlements	44	—
Net cash used in investing activities	(31,808)	(24,298)
Financing activities:
Borrowings under revolving facility	455,300	379,700
Repayments under revolving facility	(438,700)	(379,700)
Repayments under term loan facility	(6,000)	(6,000)
Finance lease obligation payments	(2,653)	(2,039)
Dividends to stockholders	(29,585)	(6,816)
Payments of deferred financing costs	(18)	—
Repurchase of common stock	—	(181)
Payments on withholding tax for restricted stock unit vesting	(243)	(288)
Net cash used in financing activities	(21,899)	(15,324)
Net decrease in cash and cash equivalents	(4,427)	(3,463)
Cash and cash equivalents, beginning of period	18,342	12,039
Cash and cash equivalents, end of period	$13,915	8,576
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,630	933
Cash paid for interest on finance lease obligations, net of capitalized interest of $302 and $183, respectively	1,422	1,542
Income taxes paid	8,264	5,006
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$2,578	6,246
Acquisition of other intangibles not yet paid	51	—
Property acquired through operating lease obligations	13,073	11,307
Property acquired through finance lease obligations	(45)	5,771

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended June 30, 2024 and 2023

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –
	$0.001 par value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2023	22,738,915	$23	$59,013	$111,871	$(66)	$170,841
Net income	—	—	—	7,755	—	7,755
Share-based compensation	—	—	262	—	66	328
Issuance of common stock	13,498	—	—	—	—	—
Adoption of accounting standard	—	—	—	(36)	—	(36)
Cash dividend	—	—	—	(25,028)	—	(25,028)
Balances December 31, 2023	22,752,413	23	59,275	94,562	—	153,860
Net income	—	—	—	7,961	—	7,961
Share-based compensation	—	—	431	—	—	431
Issuance of common stock	19,556	—	—	—	—	—
Cash dividend	—	—	—	(2,278)	—	(2,278)
Balances March 31, 2024	22,771,969	23	59,706	100,245	—	159,974
Net income	—	—	—	9,209	—	9,209
Share-based compensation	—	—	898	—	—	898
Issuance of common stock	21,624	—	—	—	—	—
Cash dividend	—	—	—	(2,279)	—	(2,279)
Balances June 30, 2024	22,793,593	$23	$60,604	$107,175	$—	$167,802

	Common stock –
	$0.001 par value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2022	22,690,188	$23	$58,072	$97,717	$—	$155,812
Net income	—	—	—	4,407	—	4,407
Share-based compensation	—	—	239	—	—	239
Issuance of common stock	22,261	—	—	—	—	—
Cash dividend	—	—	—	(2,272)	—	(2,272)
Balances December 31, 2022	22,712,449	23	58,311	99,852	—	158,186
Net income	—	—	—	5,884	—	5,884
Share-based compensation	—	—	208	—	86	294
Issuance of common stock	23,076	—	—	—	—	—
Repurchase of common stock	(8,546)	—	—	—	(86)	(86)
Cash dividend	—	—	—	(2,271)	—	(2,271)
Balances March 31, 2023	22,726,979	23	58,519	103,465	—	162,007
Net income	—	—	—	7,072	—	7,072
Share-based compensation	—	—	206	—	19	225
Issuance of common stock	18,817	—	—	—	—	—
Repurchase of common stock	(9,452)	—	—	—	(95)	(95)
Cash dividend	—	—	—	(2,273)	—	(2,273)
Balances June 30, 2023	22,736,344	$23	$58,725	$108,264	$(76)	$166,936

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2024 and 2023

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, dietary supplements and body care products. The Company operated 168 and 165 stores as of June 30, 2024 and September 30, 2023, respectively, in 21 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado.

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

No other new accounting pronouncements issued or effective during the three months ended June 30, 2024 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The balance of contract liabilities related to unredeemed gift cards was $1.6 million and $1.5 million as of June 30, 2024 and September 30, 2023, respectively. Revenue for the three months ended June 30, 2024 and 2023 includes less than $0.1 million and $0.1 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2023 and 2022, respectively. Revenue for each of the nine months ended June 30, 2024 and 2023 includes approximately $0.5 million that was included in the contract liability balance of unredeemed gift cards at September 30, 2023 and 2022, respectively.

Rewards program points are accrued as deferred revenue at the retail value per point, net of estimated breakage based on historical redemption rates experienced within the rewards program. Rewards points are forfeited at the end of each calendar year.

The following table disaggregates the Company’s revenue by product category for the three and nine months ended June 30, 2024 and 2023, dollars in thousands and as a percentage of net sales:

	Three months ended June 30,				Nine months ended June 30,
	2024		2023		2024		2023
Grocery	$219,040	71%	196,162	69	648,295	70	590,650	70
Dietary supplements	59,966	19	58,183	21	181,890	20	174,860	21
Body care, pet care and other	30,076	10	27,446	10	88,739	10	79,983	9
	$309,082	100%	281,791	100	918,924	100	845,493	100

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

The following table presents the Company’s basic and diluted EPS for the three and nine months ended June 30, 2024 and 2023, dollars in thousands, except per share data:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Net income	$9,209	7,072	24,925	17,363

Weighted average number of shares of common stock outstanding	22,789,057	22,734,375	22,766,516	22,722,712
Effect of dilutive securities	326,299	153,548	285,528	102,631
Weighted average number of shares of common stock outstanding including effect of dilutive securities	23,115,356	22,887,923	23,052,044	22,825,343

Basic earnings per share	$0.40	0.31	1.09	0.76
Diluted earnings per share	$0.40	0.31	1.08	0.76

There were 13,000 and 11,575 non-vested RSUs for the three months ended June 30, 2024 and 2023, respectively, and 27,944 and 155,380 non-vested RSUs for the nine months ended June 30, 2024 and 2023, respectively, excluded from the calculation of diluted EPS as they were antidilutive.

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

The Company had $16.6 million and no amounts outstanding under the Revolving Facility as of June 30, 2024 and September 30, 2023, respectively. The Company had undrawn, issued and outstanding letters of credit of $2.2 million and $1.5 million as of June 30, 2024 and September 30, 2023, respectively, which were reserved against the amount available for borrowing under the terms of the Revolving Facility. The Company had $56.2 million and $48.5 million available for borrowing under the Revolving Facility as of June 30, 2024 and September 30, 2023, respectively. The Company had $1.7 million outstanding under its fully drawn Term Loan Facility as of June 30, 2024.

As of June 30, 2024 and September 30, 2023, the Company was in compliance with all covenants under the Credit Facility.

Lease Obligations

The Company had 24 leases that were classified as finance leases as of June 30, 2024 and September 30, 2023. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $1.2 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, and $3.4 million and $2.7 million for the nine months ended June 30, 2024 and 2023, respectively. Interest expense for the three and nine months ended June 30, 2024 and 2023 relates primarily to interest on finance lease obligations and the Credit Facility. The Company capitalized interest of $0.1 million for each of the three months ended June 30, 2024 and 2023 and $0.3 million and $0.2 million for the nine months ended June 30, 2024 and 2023, respectively.

6. Stockholders’ Equity

Share Repurchases

In May 2016, the Board of Directors (the Board) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. The Board subsequently extended the share repurchase program – most recently in May 2024 – and the current program will terminate on May 31, 2026. Repurchases under the Company’s share repurchase program may be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million.

The following table summarizes share repurchase activity for the three and nine months ended June 30, 2024 and 2023 (in thousands, except number of shares acquired and average per share cost):

	Three months ended		Nine months ended
	June 30,		June 30,
	2024	2023	2024	2023
Number of common shares acquired	—	9,452	—	17,998
Average price per common share acquired (including commissions)	$—	10.12	—	10.07
Total cost of common shares acquired	$—	95	—	181

During the three months ended June 30, 2024, the Company did not reissue any treasury shares. During the nine months ended June 30, 2024, the Company reissued 6,497 treasury shares at a cost of $0.1 million, and during the three and nine months ended June 30, 2023, the Company reissued 1,901 and 10,447 treasury shares, respectively, at a cost of less than $0.1 million and $0.1 million, respectively. The Company reissued these treasury shares previously acquired under its share repurchase program to partially satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards. At June 30, 2024 and September 30, 2023, the Company held no shares and 6,497 shares in treasury, respectively.

Dividends

The Company paid a quarterly cash dividend of $0.10 per share of common stock in each of the first three quarters of fiscal years 2024 and 2023, and a special cash dividend of $1.00 per share of common stock in the first quarter of fiscal year 2024.

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

The Company has four operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 12). The leases began at various times, with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases have been approved by our audit committee in accordance with our related party transaction policy. As of June 30, 2024, these leases accounted for $7.8 million of operating lease assets and $7.9 million of operating lease liabilities, of which $0.9 million was current, and are included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for each of the three months ended June 30, 2024 and 2023 and $0.9 million for each of the nine months ended June 30, 2024 and 2023.

The components of total lease cost for the three and nine months ended June 30, 2024 and 2023 were as follows, dollars in thousands:

		Three months ended		Nine months ended
		June 30,		June 30,
Lease cost	Classification	2024	2023	2024	2023
Operating lease cost:
	Cost of goods sold and occupancy costs	$10,976	11,013	33,012	32,884
	Store expenses	115	61	346	239
	Administrative expenses	98	86	295	245
	Pre-opening expenses	54	84	191	178
Finance lease cost:
Depreciation of lease assets	Store expenses	1,029	948	3,066	2,800
	Pre-opening expenses	50	127	169	313
Interest on lease liabilities	Interest expense, net	503	467	1,519	1,383
	Pre-opening expenses	61	132	206	342
Short-term lease cost	Store expenses	791	826	2,450	2,267
Variable lease cost	Cost of goods sold and occupancy costs (1)	1,807	1,747	5,065	4,852
Sublease income	Store expenses	(84)	(84)	(190)	(230)
Total lease cost		$15,400	15,407	46,129	45,273

1 Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three and nine months ended June 30, 2024 and 2023 were as follows, dollars in thousands:

	Three months ended		Nine months ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,518	11,623	34,225	34,459
Operating cash flows from finance leases	564	598	1,724	1,725
Financing cash flows from finance leases	947	682	2,653	2,039
Lease assets obtained in exchange for new lease liabilities:
Operating leases	3,641	10,551	13,073	11,307
Finance leases	—	4,119	(45)	5,771

Additional information related to the Company’s leases as of June 30, 2024 and 2023 was as follows:

	June 30,
	2024	2023
Weighted-average remaining lease term (in years):
Operating leases	9.8	10.4
Finance leases	13.7	14.3
Weighted-average discount rate:
Operating leases	4.0%	3.8
Finance leases	4.8%	4.9

During the three and nine months ended June 30, 2024, the Company recorded impairment charges of $0.4 million and $0.5 million, respectively, related to operating lease assets associated with store closures in prior fiscal years and an early store relocation. In addition, during the nine months ended June 30, 2024, the Company paid $0.3 million to early terminate the operating lease associated with a store that closed in the prior fiscal year. As a result of this lease termination, the Company wrote off $0.4 million of operating lease assets and $0.6 million of operating lease liabilities and recorded a $0.2 million loss during the nine months ended June 30, 2024. During the three and nine months ended June 30, 2023, the Company recorded impairment charges related to operating lease assets of $0.1 million, associated with an early store relocation, and $0.9 million, associated with a store closure and an early store relocation, respectively.

Future lease payments under non-cancellable leases as of June 30, 2024 were as follows, dollars in thousands:

Fiscal year	Operating leases	Finance leases	Total
Remainder of 2024	$11,771	1,510	13,281
2025	46,543	6,051	52,594
2026	43,888	6,093	49,981
2027	42,251	6,138	48,389
2028	39,423	5,053	44,476
Thereafter	179,379	40,931	220,310
Total future undiscounted lease payments	363,255	65,776	429,031
Less imputed interest	(64,970)	(17,642)	(82,612)
Total reported lease liability	298,285	48,134	346,419
Less current portion	(35,954)	(3,909)	(39,863)
Noncurrent lease liability	$262,331	44,225	306,556

The table above excludes $9.0 million of legally binding minimum lease payments for leases that had been executed as of June 30, 2024 but whose terms had not yet commenced.

8. Property and Equipment

The Company had the following property and equipment balances as of June 30, 2024 and September 30, 2023, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2024	September 30, 2023
Construction in process		n/a		$6,906	15,221
Land		n/a		6,746	6,746
Buildings	16	–	40	56,058	46,412
Land improvements	1	–	24	2,230	2,112
Leasehold and building improvements	1	–	25	185,810	173,407
Fixtures and equipment	5	–	7	164,806	157,710
Computer hardware and software	3	–	5	30,190	27,080
				452,746	428,688
Less accumulated depreciation and amortization				(274,527)	(259,628)
Property and equipment, net				$178,219	169,060

Depreciation and amortization expense for the three and nine months ended June 30, 2024 and 2023 is summarized as follows, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$187	272	544	796
Depreciation and amortization expense included in store expenses	7,189	6,415	21,028	19,128
Depreciation and amortization expense included in administrative expenses	419	396	1,257	1,189
Depreciation and amortization expense included in pre-opening expenses	50	127	169	313
Total depreciation and amortization expense	$7,845	7,210	22,998	21,426

9. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of June 30, 2024 and September 30, 2023, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2024	September 30, 2023
Amortizable intangible assets:
Other intangibles	0.5	–	7	$14,149	13,207
Less accumulated amortization				(6,557)	(5,326)
Amortizable intangible assets, net				7,592	7,881
Other intangibles in process				589	643
Trademarks	Indefinite			389	389
Deferred financing costs, net	3	–	5	23	18
Total other intangibles, net				8,593	8,931
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$13,791	14,129

10. Accrued Expenses

The composition of accrued expenses as of June 30, 2024 and September 30, 2023 is summarized as follows, dollars in thousands:

	As of
	June 30,	September 30,
	2024	2023
Payroll and employee-related expenses	$16,090	17,719
Accrued property, sales, and use tax payable	7,745	9,844
Accrued marketing expenses	414	466
Deferred revenue	1,964	1,866
Other	4,447	3,169
Total accrued expenses	$30,660	33,064

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

12. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases (see Note 7) with Chalet. Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.2 million for each of the three months ended June 30, 2024 and 2023, and $0.6 million for each of the nine months ended June 30, 2024 and 2023.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 7) with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.1 million for each of the three months ended June 30, 2024 and 2023 and was $0.2 million for each of the nine months ended June 30, 2024 and 2023.

FTVC LLC: The Company has one operating lease (see Note 7) with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the three months ended June 30, 2024 and 2023 and was less than $0.1 million for each of the nine months ended June 30, 2024 and 2023.

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

Legal Proceedings

The Company is periodically involved in legal proceedings that are incidental to the conduct of its business, including but not limited to labor and employment-related claims, customer injury claims, investigations and other proceedings arising in the ordinary course of business. When the potential liability from a matter can be estimated and the loss is considered probable, the Company records the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations, and claims, the ultimate outcome may differ from the estimates. Although the Company cannot predict with certainty the ultimate resolution of any lawsuits, investigations, and claims asserted against it, management does not believe any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its financial statements.

14. Subsequent Event

On August 7, 2024, the Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on September 18, 2024 to stockholders of record as of the close of business on September 3, 2024.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, dietary supplements and body care products that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of June 30, 2024, we operated 168 stores in 21 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The sizes of our stores range from approximately 7,000 to 16,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2023, we increased our store count at a compound annual growth rate of 2.2%. In fiscal year 2023, we opened three new stores, relocated/remodeled three existing stores and closed two stores. We plan to open four new stores and relocate/remodel five existing stores in fiscal year 2024. During the nine months ended June 30, 2024, we opened three new stores and relocated/remodeled four existing stores. Between July 1, 2024 and the date of this Form 10-Q, we opened one new store and did not relocate/remodel any existing stores.

Performance Highlights

Key highlights of our performance for the three and nine months ended June 30, 2024 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $309.1 million for the three months ended June 30, 2024, an increase of $27.3 million, or 9.7%, compared to net sales of $281.8 million for the three months ended June 30, 2023. Net sales were $918.9 million for the nine months ended June 30, 2024, an increase of $73.4 million, or 8.7%, compared to net sales of $845.5 million for the nine months ended June 30, 2023.

●

Daily average comparable store sales. Daily average comparable store sales for the three months ended June 30, 2024 increased 7.2% compared to the three months ended June 30, 2023. Daily average comparable store sales for the nine months ended June 30, 2024 increased 7.0% compared to the nine months ended June 30, 2023.

●

Net income. Net income was $9.2 million for the three months ended June 30, 2024, an increase of $2.1 million, or 30.2%, compared to net income of $7.1 million for the three months ended June 30, 2023. Net income was $24.9 million for the nine months ended June 30, 2024, an increase of $7.6 million, or 43.6%, compared to net income of $17.4 million for the nine months ended June 30, 2023.

●

EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $20.7 million for the three months ended June 30, 2024, an increase of $4.4 million, or 27.0%, compared to $16.3 million for the three months ended June 30, 2023. EBITDA was $57.9 million for the nine months ended June 30, 2024, an increase of $12.6 million, or 27.7%, compared to $45.4 million for the nine months ended June 30, 2023. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $22.2 million for the three months ended June 30, 2024, an increase of $5.5 million, or 32.8%, compared to $16.7 million for the three months ended June 30, 2023. Adjusted EBITDA was $60.6 million for the nine months ended June 30, 2024, an increase of $13.3 million, or 28.1%, compared to $47.3 million for the nine months ended June 30, 2023. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of June 30, 2024, cash and cash equivalents was $13.9 million, and there was $56.2 million available for borrowing under our Revolving Facility, net of outstanding borrowings of $16.6 million and undrawn, issued and outstanding letters of credit of $2.2 million.

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

In recent years, the costs of certain goods we sell were impacted by levels of inflation higher than we have historically experienced, resulting in part from supply disruptions, ongoing global conflicts, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, other disruptions and the uncertain economic environment. In the aggregate, management estimates that the Company experienced annualized cost inflation of approximately 1% in the third quarter of fiscal year 2024. Cost inflation estimates are based on individual like items sold during the periods being compared. The impact of inflation on our sales and profitability is influenced in part by our ability to adjust our retail prices accordingly. While we have been able to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future.

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

Store expenses

Store expenses consist of store-level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on land improvements, leasehold improvements, fixtures and equipment and technology. Depreciation expenses on the lease assets related to the finance leases of the stores are also considered store expenses. Additionally, store expenses include any gain or loss recorded on the disposal of fixed assets and lease terminations, primarily related to store relocations, as well as store closing costs. Store expenses also include long-lived asset impairment charges. The majority of store expenses consists of labor-related expenses, which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of net sales tend to be higher at new stores compared to comparable stores, as new stores require a minimum level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of net sales typically decrease.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Statements of Income Data: *
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	70.8	71.1	70.7	71.3
Gross profit	29.2	28.9	29.3	28.7
Store expenses	21.9	22.2	22.3	22.6
Administrative expenses	3.1	3.3	3.1	3.1
Pre-opening expenses	0.1	0.1	0.1	0.1
Operating income	4.2	3.2	3.8	2.8
Interest expense, net	(0.3)	(0.3)	(0.3)	(0.3)
Income before income taxes	3.8	2.9	3.5	2.5
Provision for income taxes	(0.8)	(0.4)	(0.7)	(0.5)
Net income	3.0%	2.5	2.7	2.1

 ________________________________

*Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	168	164	168	164
Number of new stores opened during the period	—	—	3	2
Number of stores relocated/remodeled during the period	3	1	4	1
Number of stores closed during the period	—	2	—	2
Twelve-month store unit growth rate	2.4%	1.2	2.4	1.2
Change in daily average comparable store sales	7.2%	4.4	7.0	2.5

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended June 30,		Change In
	2024	2023	Dollars	Percent
Statements of Income Data:
Net sales	$309,082	281,791	27,291	9.7%
Cost of goods sold and occupancy costs	218,751	200,401	18,350	9.2
Gross profit	90,331	81,390	8,941	11.0
Store expenses	67,575	62,631	4,944	7.9
Administrative expenses	9,545	9,308	237	2.5
Pre-opening expenses	364	367	(3)	(0.8)
Operating income	12,847	9,084	3,763	41.4
Interest expense, net	(1,052)	(848)	(204)	24.1
Income before income taxes	11,795	8,236	3,559	43.2
Provision for income taxes	(2,586)	(1,164)	(1,422)	122.2
Net income	$9,209	7,072	2,137	30.2%

Net sales

Net sales increased $27.3 million, or 9.7%, to $309.1 million for the three months ended June 30, 2024 compared to $281.8 million for the three months ended June 30, 2023, due to a $23.6 million increase in comparable store sales and a $5.4 million increase in new store sales, partially offset by a $1.7 million decrease in net sales related to closed stores. Daily average comparable store sales increased 7.2% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The daily average comparable store sales increase resulted from a 4.7% increase in daily average transaction count and a 2.4% increase in daily average transaction size. Comparable store average transaction size was $46.76 for the three months ended June 30, 2024. The increase in net sales during the three months ended June 30, 2024 was driven by increases in transaction counts, items per transaction, retail prices, and new store sales. Marketing initiatives, including {N}power® rewards program offers and market-specific campaigns, enhanced customer engagement, which contributed to sales growth.

Gross profit

Gross profit increased $8.9 million, or 11.0%, to $90.3 million for the three months ended June 30, 2024 compared to $81.4 million for the three months ended June 30, 2023. Gross profit reflects earnings after product and store occupancy costs. Gross margin increased to 29.2% for the three months ended June 30, 2024 compared to 28.9% for the three months ended June 30, 2023. The increase in gross margin during the three months ended June 30, 2024 was driven by store occupancy cost leverage, partially offset by lower product margin attributable to product mix.

Store expenses

Store expenses increased $4.9 million, or 7.9%, to $67.6 million for the three months ended June 30, 2024 compared to $62.6 million for the three months ended June 30, 2023. The increase in store expenses was primarily driven by higher compensation expenses. Store expenses as a percentage of net sales were 21.9% and 22.2% for the three months ended June 30, 2024 and 2023, respectively. The decrease in store expenses as a percentage of net sales reflects expense leverage.

Administrative expenses

Administrative expenses increased $0.2 million, or 2.5%, to $9.5 million for the three months ended June 30, 2024 compared to $9.3 million for the three months ended June 30, 2023. The increase in administrative expenses was driven by higher compensation expenses. Administrative expenses as a percentage of net sales were 3.1% and 3.3% for the three months ended June 30, 2024 and 2023, respectively.

Pre-opening expenses

Pre-opening expenses were $0.4 million for each of the three months ended June 30, 2024 and 2023.

Interest expense, net

Interest expense, net of capitalized interest, was $1.1 million for the three months ended June 30, 2024 compared to $0.8 million for the three months ended June 30, 2023.

Income taxes

Income tax expense increased $1.4 million for the three months ended June 30, 2024 to $2.6 million compared to $1.2 million for the three months ended June 30, 2023. The Company’s effective income tax rate was 21.9% and 14.1% for the three months ended June 30, 2024 and 2023, respectively. The increase in the effective income tax rate was primarily attributable to lower food donation deductions recorded during the three months ended June 30, 2024.

Net income

Net income was $9.2 million, or $0.40 diluted earnings per share, for the three months ended June 30, 2024 compared to $7.1 million, or $0.31 diluted earnings per share, for the three months ended June 30, 2023.

Nine months ended June 30, 2024 compared to the nine months ended June 30, 2023

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Nine months ended June 30,		Change In
	2024	2023	Dollars	Percent
Statements of Income Data:
Net sales	$918,924	845,493	73,431	8.7%
Cost of goods sold and occupancy costs	649,476	602,907	46,569	7.7
Gross profit	269,448	242,586	26,862	11.1
Store expenses	204,791	191,419	13,372	7.0
Administrative expenses	28,474	26,166	2,308	8.8
Pre-opening expenses	1,272	1,069	203	19.0
Operating income	34,911	23,932	10,979	45.9
Interest expense, net	(3,123)	(2,478)	(645)	26.0
Income before income taxes	31,788	21,454	10,334	48.2
Provision for income taxes	(6,863)	(4,091)	(2,772)	67.8
Net income	$24,925	17,363	7,562	43.6%

Net sales

Net sales increased $73.4 million, or 8.7%, to $918.9 million for the nine months ended June 30, 2024 compared to $845.5 million for the nine months ended June 30, 2023, due to a $62.0 million increase in comparable store sales and a $16.0 million increase in new store sales, partially offset by a $4.6 million decrease in net sales related to closed stores. Daily average comparable store sales increased 7.0% for the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023. The daily average comparable store sales increase for the nine months ended June 30, 2024 resulted from a 3.9% increase in daily average transaction count and a 3.0% increase in daily average transaction size. Comparable store average transaction size was $47.20 for the nine months ended June 30, 2024. The increase in net sales during the nine months ended June 30, 2024 was driven by increases in transaction counts, retail prices, items per transaction, and new store sales. Marketing initiatives, including {N}power rewards program offers and market-specific campaigns, enhanced customer engagement, which contributed to sales growth.

Gross profit

Gross profit increased $26.9 million, or 11.1%, to $269.4 million for the nine months ended June 30, 2024 compared to $242.6 million for the nine months ended June 30, 2023. Gross profit reflects earnings after product and store occupancy costs. Gross margin increased to 29.3% for the nine months ended June 30, 2024 compared to 28.7% for the nine months ended June 30, 2023. The increase in gross margin during the nine months ended June 30, 2024 was primarily driven by store occupancy cost leverage and higher product margin attributed to effective pricing and promotions.

Store expenses

Store expenses increased $13.4 million, or 7.0%, to $204.8 million for the nine months ended June 30, 2024 compared to $191.4 million for the nine months ended June 30, 2023. The increase in store expenses was primarily driven by higher compensation expenses. Store expenses as a percentage of net sales were 22.3% and 22.6% for the nine months ended June 30, 2024 and 2023, respectively. The decrease in store expenses as a percentage of net sales reflects expense leverage.

Administrative expenses

Administrative expenses increased $2.3 million, or 8.8%, to $28.5 million for the nine months ended June 30, 2024 compared to $26.2 million for the nine months ended June 30, 2023. The increase in administrative expenses was driven by higher compensation expenses. Administrative expenses as a percentage of net sales were 3.1% for each of the nine months ended June 30, 2024 and 2023.

Pre-opening expenses

Pre-opening expenses were $1.3 million for the nine months ended June 30, 2024 compared to $1.1 million for the nine months ended June 30, 2023.

Interest expense, net

Interest expense, net of capitalized interest, was $3.1 million for the nine months ended June 30, 2024 compared to $2.5 million for the nine months ended June 30, 2023.

Income taxes

Income tax expense increased $2.8 million for the nine months ended June 30, 2024 to $6.9 million compared to $4.1 million for the nine months ended June 30, 2023. The Company’s effective income tax rate was 21.6% and 19.1% for the nine months ended June 30, 2024 and 2023, respectively. The increase in the effective income tax rate was primarily attributable to lower food donation deductions recorded during the nine months ended June 30, 2024.

Net income

Net income was $24.9 million, or $1.08 diluted earnings per share, for the nine months ended June 30, 2024 compared to $17.4 million, or $0.76 diluted earnings per share, for the nine months ended June 30, 2023.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Net income	$9,209	7,072	24,925	17,363
Interest expense, net	1,052	848	3,123	2,478
Provision for income taxes	2,586	1,164	6,863	4,091
Depreciation and amortization	7,845	7,210	22,998	21,426
EBITDA	20,692	16,294	57,909	45,358
Impairment of long-lived assets and store closing costs	402	59	826	930
Share-based compensation	1,062	333	1,900	1,046
Adjusted EBITDA	$22,156	16,686	60,635	47,334

EBITDA increased 27.0% to $20.7 million for the three months ended June 30, 2024 compared to $16.3 million for the three months ended June 30, 2023. EBITDA increased 27.7% to $57.9 million for the nine months ended June 30, 2024 compared to $45.4 million for the nine months ended June 30, 2023. EBITDA as a percentage of net sales was 6.7% and 5.8% for the three months ended June 30, 2024 and 2023, respectively. EBITDA as a percentage of net sales was 6.3% and 5.4% for the nine months ended June 30, 2024 and 2023, respectively.

Adjusted EBITDA increased 32.8% to $22.2 million for the three months ended June 30, 2024 compared to $16.7 million for the three months ended June 30, 2023. Adjusted EBITDA increased 28.1% to $60.6 million for the nine months ended June 30, 2024 compared to $47.3 million for the nine months ended June 30, 2023. Adjusted EBITDA as a percentage of net sales was 7.2% and 5.9% for the three months ended June 30, 2024 and 2023, respectively. Adjusted EBITDA as a percentage of net sales was 6.6% and 5.6% for the nine months ended June 30, 2024 and 2023, respectively.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Revolving Facility. Our Credit Facility consists of the $75.0 million Revolving Facility and the fully drawn $35.0 million Term Loan Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, cash dividends, share repurchases and corporate taxes. As of June 30, 2024, we had $13.9 million in cash and cash equivalents and $56.2 million available for borrowing under our Revolving Facility.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program – most recently in May 2024 – and the current program will terminate on May 31, 2026. We did not repurchase any shares during the three months ended June 30, 2024. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Revolving Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

We paid a quarterly cash dividend of $0.10 per share of common stock in each of the first three quarters of fiscal year 2024 and a special cash dividend of $1.00 per share of common stock in the first quarter of fiscal year 2024. The special cash dividend was funded through available cash and borrowings under our Revolving Facility. On August 7, 2024, our Board approved the payment of a quarterly cash dividend of $0.10 per share of common stock to be paid on September 18, 2024 to stockholders of record as of the close of business on September 3, 2024.

We plan to continue to open new stores and relocate/remodel existing stores in the future, which may require us to borrow additional amounts under the Revolving Facility from time to time. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Revolving Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs, repayment of debt, stock repurchases and dividends for the next 12 months and the foreseeable future. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Nine months ended June 30,
	2024	2023
Net cash provided by operating activities	$49,280	36,159
Net cash used in investing activities	(31,808)	(24,298)
Net cash used in financing activities	(21,899)	(15,324)
Net decrease in cash and cash equivalents	(4,427)	(3,463)
Cash and cash equivalents, beginning of period	18,342	12,039
Cash and cash equivalents, end of period	$13,915	8,576

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, impairment of long-lived assets and store closures, share-based compensation, and changes in deferred taxes, and the effect of working capital changes. Cash provided by operating activities increased $13.1 million, or 36.3%, to $49.3 million for the nine months ended June 30, 2024 compared to $36.2 million for the nine months ended June 30, 2023. The increase in cash provided by operating activities was due to increases in both cash provided by working capital and net income as adjusted for non-cash items.

Investing Activities

Net cash used in investing activities increased $7.5 million, or 30.9%, to $31.8 million for the nine months ended June 30, 2024 compared to $24.3 million for the nine months ended June 30, 2023. This increase was primarily the result of an increase in property and equipment of $7.8 million, partially offset by a decrease in other intangibles of $0.3 million during the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023, and was attributed to the timing of new store openings, relocations/remodels, and software projects under development.

We plan to spend approximately $3.2 million to $7.2 million on capital expenditures during the remainder of fiscal year 2024 primarily in connection with expected new store openings and store relocations/remodels.

Acquisition of property and equipment not yet paid decreased $3.7 million to $2.6 million for the nine months ended June 30, 2024 compared to $6.2 million for the nine months ended June 30, 2023 primarily due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used in financing activities was $21.9 million for the nine months ended June 30, 2024 compared to $15.3 million for the nine months ended June 30, 2023. During the nine months ended June 30, 2024, we paid cash dividends of $29.6 million, including a special cash dividend to stockholders of $22.7 million.

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

We had $16.6 million and no amounts outstanding under the Revolving Facility as of June 30, 2024 and September 30, 2023, respectively. As of June 30, 2024 and September 30, 2023, we had undrawn, issued and outstanding letters of credit of $2.2 million and $1.5 million, respectively, which were reserved against the amount available for borrowing under the Revolving Facility. We had $56.2 million and $48.5 million available for borrowing under the Revolving Facility as of June 30, 2024 and September 30, 2023, respectively. We had $1.7 million of outstanding borrowings under the fully drawn Term Loan Facility as of June 30, 2024.

As of June 30, 2024 and September 30, 2023, the Company was in compliance with all covenants under the Credit Facility.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.  Legal Proceedings

We periodically are involved in legal proceedings, including labor and employment-related claims, customer personal injury claims, investigations and other proceedings arising in the ordinary course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from our estimates. Although we cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations.

Item 1A.  Risk Factors

The following risk factor updates those disclosed in Part I, “Item 1A-Risk Factors,” of our Form 10-K.

Union activity among our Crew members or at third party transportation companies could disrupt our operations and harm our business.

In May 2024, a majority of Crew members at one of our stores in Oklahoma voted in favor of representation by the United Food and Commercial Workers Union (the UFCW). The UFCW has sought unsuccessfully to organize at certain other of our stores from time to time, and we could face organizing activities at other of our locations in the future. While the number of our Crew members represented by unions is not significant, the unionization of a significant portion of our workforce could result in work slowdowns, increase our labor costs and reduce the efficiency of our operations at affected locations, adversely affect our flexibility to run our business competitively, and otherwise have a material adverse effect on our business, financial condition and results of operations. Furthermore, our response to any union organizing efforts could adversely impact our reputation, adversely impact our relationship with our Crew members, expose us to legal and regulatory actions, or require us to incur additional costs to defend any such actions.

Furthermore, independent third-party transportation companies deliver the majority of our merchandise to our stores and to our customers. Some of these third parties employ personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in reduced inventory levels and sales and a loss of customer loyalty, and adversely impact our profitability, financial condition, and results of operations.

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2024 and September 30, 2023 (unaudited); (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2024 and 2023 (unaudited); (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 and 2023 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2024 and 2023 (unaudited); and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on August 8, 2024.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ TODD DISSINGER
Todd Dissinger, Chief Financial Officer
(Principal Financial and Accounting Officer)