Form 10-K
period 2024-09-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2024-12-12
CIK 1547459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024

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

Based on the closing price of the registrant’s common stock on March 31, 2024, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $167,417,938.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 9, 2024 was 22,905,797.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A for the 2025 Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2024.

Natural Grocers by Vitamin Cottage, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2024

i

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example “fiscal year 2024” refers to the year from October 1, 2023 to September 30, 2024).

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

PART I

Item 1. Business.

General

Natural Grocers® is an expanding specialty retailer of natural and organic groceries and dietary supplements. We focus on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We strive to generate long-term relationships with our customers based on transparency and trust by:

●

selling only natural and organic groceries, body care products and dietary supplements that meet our strict quality guidelines - we do not approve for sale grocery products that are known to contain artificial flavors, preservatives or sweeteners, synthetic colors, or partially hydrogenated or hydrogenated oils;

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

●

Quality. Every product on our shelves must go through a rigorous screening and approval process. Our mission includes providing the highest quality groceries and supplements, Natural Grocers brand products and only United States Department of Agriculture (USDA) certified organic, fresh produce.

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

In 1998, the second generation of the Isely family, including Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, purchased our predecessor and the Vitamin Cottage® trademark and assumed control of the business. Since then, we have grown our store count from 11 stores in Colorado to 169 stores in 21 states as of September 30, 2024. We have also implemented numerous organizational and operational improvements that have enhanced our ability to scale our operations. We believe that by staying true to our founding principles, we have been able to continue to attract new customers, extend our geographic reach and further solidify our competitive position.

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

Our Competitive Strengths

We believe we are well-positioned to capitalize on favorable natural and organic grocery and dietary supplement industry dynamics as a result of the following competitive strengths:

Strict focus on high-quality natural and organic grocery products and dietary supplements. We offer high-quality products and brands, including an extensive selection of widely recognized natural and organic food, dietary supplements, body care products, pet care products and books. We offer our customers an average of approximately 21,000 Stock Keeping Units (SKUs) of natural and organic products per comparable store (stores open for 13 months or longer), including an average of approximately 6,700 SKUs of dietary supplements. We believe our broad product offering enables our customers to shop our stores for substantially all of their grocery and dietary supplement purchases. In our grocery departments, we only sell USDA certified organic produce and do not approve for sale grocery products that are known to contain artificial flavors, preservatives or sweeteners, synthetic colors, or partially hydrogenated or hydrogenated oils. In addition, we only sell pasture-raised, non-confinement dairy products, free-range eggs (i.e., from chickens that are not only cage-free but also provided with sufficient space to move) and naturally raised meats (i.e., from animals that are not known to have been treated with antibiotics, hormones or growth promoters, or fed animal by-products). Consistent with this strategy, our product selection does not include items that do not meet our strict quality guidelines. Our store managers enhance our robust product offering by customizing their stores’ selections to address the preferences of local customers. All products undergo a stringent review process to ensure the products we sell meet our strict quality guidelines, which we believe helps us generate long-term relationships with our customers based on transparency and trust.

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

Experienced and committed management team with proven track record. Our executive management team has an average of 39 years of experience in the natural grocery industry, while our entire management team has an average of 32 years of relevant experience. Since the second generation of the Isely family assumed control of the business in 1998, we have grown our store count from 11 stores to 169 stores as of September 30, 2024 by remaining dedicated to our founding principles. Over their tenure, members of our executive management team have been instrumental in establishing a successful, scalable operating model, generating consistently strong financial results, developing an effective site selection and store opening process and implementing operational efficiencies. The depth of our management experience extends beyond our home office. As of September 30, 2024, our store managers and assistant managers at comparable stores had average tenures of approximately five years with us. In addition, we have a track record of promoting store management personnel from within. We believe our management’s experience at all levels will allow us to continue to grow our store base while maintaining operational excellence by driving efficiencies in store operations, managing inventory levels and focusing on exceptional customer service.

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Expand our store base. We intend to continue expanding our store base through new store openings in existing markets, as well as penetrating new markets, by leveraging our core competencies of site selection and efficient store openings. In fiscal years 2024 and 2023, we opened four and three new stores, respectively. We plan to open four to six new stores in fiscal year 2025, none of which opened during the first quarter of fiscal year 2025 prior to the filing of this Form 10-K.

Store locations as of September 30, 2024.

Increase sales from existing customers and grow our customer base. We plan to continue offering an engaging customer experience by providing science-based nutrition education and a differentiated merchandising strategy that delivers affordable, high-quality natural and organic grocery products and dietary supplements. We plan to continue building our brand awareness, including our differentiated offering, which we anticipate will increase sales from existing customers and grow our customer base. During fiscal year 2024, the measures we took that were aimed at enhancing our brand awareness included: (i) featuring promotions through our {N}power® customer rewards program ({N}power), with a focus on local store marketing; (ii) continuing to make enhancements to our monthly Health Hotline magazine; (iii) organizing month-long seasonal and topical special promotions; (iv) expanding our social media reach through increased investment in paid and organic placements on platforms, such as Instagram, TikTok, Facebook, X, and YouTube and social media influencer campaigns; (v) conducting television, radio, newspaper, outdoor advertising and targeted direct mail campaigns in select markets; (vi) continuing home delivery services; and (vii) supporting local vendors and charities. We believe offering nutrition education has historically been one of our most effective marketing strategies for reaching new customers and increasing the demand for natural and organic groceries and dietary supplements in our markets. To maximize their impact, we encourage our NHCs to focus on relationship-building opportunities in our communities and with our customers, including nutrition classes, lectures, seminars and health fairs. Additionally, we seek to enhance the nutrition knowledge of current and prospective customers through the distribution of printed and digital versions of our broad range of educational resources, including the Health Hotline magazine. In addition to offering nutrition education, our strategy is to retain current customers and attract new customers with our Always Affordable Price. We also plan to utilize targeted marketing efforts to reach our existing customers, including through {N}power, to identify and send personalized offers to our customers, which we anticipate will drive customer transactions, increase average transaction size and convert occasional, single-category customers into core, multi-category customers.

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

Our Store Format. Our stores range from approximately 7,000 to 16,000 selling square feet, and average approximately 11,000 selling square feet. In fiscal year 2024, our four new stores and four relocations/remodels averaged approximately 10,000 selling square feet. Approximately one quarter of our stores’ selling square footage is dedicated to dietary supplements. Most of our stores also include a dedicated community room available for public gatherings, a demonstration kitchen for cooking education and/or a lecture space. Our comparable stores sell an average of approximately 21,000 SKUs of natural and organic products per store, including an average of approximately 6,700 SKUs of dietary supplements. Set out below is the layout for our new stores:

Site Selection. Our real estate strategy is adaptable to a variety of market conditions. When selecting locations for new stores, we use analytical models, based on research and data provided by third parties and our extensive experience, to identify promising store locations. We typically locate new stores in prime locations which offer easy customer access and high visibility. Many of our stores are near other supermarkets or gourmet food retailers, and we complement their conventional product offerings with high-quality, affordable natural and organic groceries and dietary supplements in an efficient and convenient retail setting. Our model for selecting viable new store locations incorporates factors such as target demographics, community characteristics, nearby retail activity and other measures and is based on first-hand observation of the community’s characteristics surrounding each site. We have Crew members dedicated to opening new stores efficiently and quickly. We strive to open new stores within approximately nine to twelve months from the time of lease execution, subject to construction permitting and the availability of construction materials, equipment and labor.

Our Focus on Nutrition Education

Nutrition education is one of our founding principles and is a primary focus for all Crew members. We believe our emphasis on science-based nutrition education differentiates us from our competitors and creates a unique shopping experience for our customers.

Our NHCs are a core element of our nutrition education program. Every store has a NHC position to educate customers and train Crew members on nutrition. NHCs must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. To educate and empower customers to make informed nutrition choices, our NHCs are available for complimentary one-on-one nutrition health coaching sessions. Each NHC is also responsible for various relationship-building opportunities in our communities and with our customers, including educational activities such as nutrition classes, lectures, seminars, health fairs and store tours. To maximize the impact of our NHCs, we stress the importance of their focusing on in-store educational events, offering health coaching sessions and personalized shopping experiences, and holding nutrition classes in the community by partnering with school, municipal and corporate wellness programs. During fiscal year 2024, our NHCs launched a new partnership with a national non-profit organization to promote health nutritional habits for children through in-store nutrition classes geared toward families. We believe that our NHCs’ focus on relationship-building opportunities in our communities and with our customers helps to enhance our marketing and branding initiatives. Additionally, our NHCs are an onsite resource for nutrition training and education for our Crew members. Each NHC trains our Crew members to use a compliant educational approach to customer service without attempting to diagnose or treat specific conditions or ailments. We believe our NHC position is a competitive differentiator and represents a key element of our customer service model.

Our training and education programs are supplemented by outside experts, online materials and printed handouts. We also use our Health Hotline magazine to educate our customers. The Health Hotline magazine, which was published 11 times in fiscal year 2024, includes in-depth articles on health and nutrition, along with a selection of sale items. The printed version of the Health Hotline magazine is mailed to subscribers and distributed in our stores. In addition, an electronic version of the Health Hotline magazine is distributed to subscribers via the internet and posted on our website.

Our Products

Product Selection Guidelines. We have a set of strict quality guidelines covering all products we sell. For example:

●

we do not approve for sale food known to contain artificial flavors, preservatives or sweeteners, synthetic colors, or partially hydrogenated or hydrogenated oils, regardless of the proportion of its natural or organic ingredients;

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

What We Sell. We operate both a full-service natural and organic grocery store and a dietary supplement store within a single retail location. The following is a breakdown of our sales mix for the year ended September 30, 2024:

The products in our stores include:

●

Grocery. We offer a broad selection of natural and organic grocery products with an emphasis on minimally processed and single ingredient products that are not known to contain artificial flavors, preservatives or sweeteners, synthetic colors, or partially hydrogenated or hydrogenated oils. Additionally, we carry a wide variety of products associated with special diets such as gluten free, vegetarian and non-dairy. Our grocery products include:

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

■

Natural Grocers Brand Products.  We sell an expanding range of Natural Grocers brand private label products, including grocery staples, household products, bulk foods, and dietary supplements. We believe our Natural Grocers brand private label products provide our customers with high-quality, affordable offerings that satisfy our rigorous product standards. During fiscal year 2024, we expanded our line of Natural Grocers brand products with 80 new offerings. As of September 30, 2024, we offered approximately 800 discrete Natural Grocers brand private label product SKUs.

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

■

Beverages. We offer a wide variety of beverages containing natural and organic ingredients. We also offer low-cost, self-serve filtered drinking water that is dispensed into one gallon or larger containers provided by our customers.

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

■

Household and General Merchandise. Our offerings include sustainable, hypo-allergenic and fragrance-free household products, including cleaning supplies, paper products, dish and laundry soap and other common household products, including diapers. We also offer Natural Grocers brand paper products, cleaning products, and other household products.

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

Each of our stores provides in-store access to an NHC. The NHC is responsible for training our store Crew members and educating our customers in accordance with applicable local, state and federal regulations. Each NHC must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition and be thoroughly committed to fulfilling our mission. Substantially all of our NHCs are full-time Crew members. The NHCs are overseen by Regional Nutritional Health Coach Managers.

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

Sourcing and Vendors. We source from approximately 900 suppliers and offer approximately 2,800 brands. These suppliers range from small independent businesses to multinational conglomerates. As of September 30, 2024, we purchased approximately 78% of the goods we sell from our top 20 suppliers. For the year ended September 30, 2024, approximately 68% of our total purchases were from United Natural Foods Inc. and its subsidiaries (UNFI). In August 2023, we extended our long-term relationship with UNFI as our primary supplier of products in the natural, fresh and produce categories through September 3, 2028, subject to automatic renewals for successive one-year periods unless otherwise terminated by either party.

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

As of September 30, 2024, we employed 3,332 full-time and 813 part-time (less than 30 hours per week) Crew members, including a total of 388 Crew members at our home office and our bulk food repackaging facility and distribution center. We believe we have good relations with our Crew members. We have an established set of standard operating procedures to manage our human capital management function, including hiring and human resource policies, training practices and operational instruction manuals. This allows each store to operate with strict accountability and still maintain independence to respond to its unique circumstances.

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

Crew Member Development and Promotion. Investing in the development of our Crew members is an important area of focus to ensure the sustainability of our business. We prioritize promoting leaders from within our organization and strive to support career development through regular training and leadership development opportunities. During fiscal year 2024, we promoted internal candidates to fill 100% of our vacant regional manager positions, approximately 91% of our vacant store manager positions, approximately 76% of our vacant assistant store manager positions, and approximately 74% of our vacant department manager positions. We are committed to inclusion and diversity in our approach to hiring and promotion, including among our store management. As of September 30, 2024, approximately 46% of our store managers and approximately 57% of our assistant store managers were women.

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

Wellness and Benefits. Our Crew members are eligible for health, long-term disability, vision and dental insurance coverage, as well as Company paid short-term disability and life insurance benefits, after they meet eligibility requirements. We also provide our Crew members with access to clinical counseling resources through our employee assistance program. Additionally, our Crew members are offered a 401(k) retirement savings plan with discretionary contribution matching opportunities. We believe we pay above average retail wages. In addition, all Crew members receive in store discounts and earn an additional $1.00 per hour worked, including overtime and paid time off (some exclusions apply), in “Vitamin Bucks,” which can be used to purchase products in our stores. It is important to us that our Crew members live a healthy, balanced lifestyle, and we believe that the discounts we offer our Crew members and the Vitamin Bucks benefit provide an additional resource for our Crew members to purchase natural and organic products. We provide our Crew members with monthly free nutrition education trainings and other opportunities to earn rewards by learning about nutrition. Every Crew member also receives one day of additional pay on their birthday to express the Company’s appreciation for their service. In 2021, the Company established The Natural Grocers Heroes in Aprons Fund, a non-profit organization that provides short-term financial assistance to qualifying Crew members or their immediate family members who have experienced unanticipated hardships. We believe these and other factors have a positive impact on retention rates and encourage our Crew members to appreciate our culture, which helps them better promote our brand.

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

{N}power Customer Rewards Program. We introduced the {N}power customer rewards program in fiscal year 2015. {N}power members receive digital coupons, discounted pricing on certain staple items (such as free-range eggs), personalized offers and other rewards, all by providing their phone number at the time of checkout. We believe the {N}power program has enhanced customer loyalty and engagement while increasing customer traffic and average basket size. In recent years, we have enhanced the {N}power program to simplify the accumulation of rewards for users and improve the customer rewards program experience. During fiscal year 2024, we continued to enhance the personalization, frequency and range of our {N}power offerings and featured {N}power promotions, with a focus on local store marketing. In fiscal 2024, we continued to improve and promote our Natural Grocers mobile application, which provides {N}power members with enhanced access to exclusive {N}power offers, digital coupons, recipes and articles through their smartphones and tablets. We believe these steps have helped to increase membership in the {N}power program. We had approximately 2.4 million registered {N}power members as of September 30, 2024 compared to approximately 2.1 million {N}power members as of September 30, 2023.

Health Hotline and Holly Deals. The Health Hotline is a four-color magazine that contains a mix of in-depth health and nutrition articles, along with a selection of popular sale items. The articles aim to be relevant, science-based and written to reflect the most recent research findings. During fiscal year 2024, we continued to enhance our Health Hotline magazine. The Health Hotline magazine was published 11 times during fiscal year 2024, and we expect comparable publication frequency during fiscal year 2025. The printed version of the Health Hotline magazine is mailed to subscribers and distributed in our stores. In addition, an electronic version of the Health Hotline magazine and a weekly electronic Health Hotline newsletter are distributed to subscribers via email. Generally, we negotiate with our suppliers for significantly lower costs on Health Hotline featured sale items, which in turn allows us to offer lower sale prices to our customers. Focused staff training at all locations occurs concurrently with the release of each Health Hotline to ensure that store staff are familiar with the content in each issue. Each December, in lieu of our Health Hotline magazine, we publish and mail our Holly Deals magazine, which features holiday recipes, gift ideas and promotions available at our December Holly Deals sales event.

Special Promotions and Sponsorships During fiscal year 2024, we organized special promotions to coincide with certain calendar events, such as Resolution Reset Week in January, Earth Day in April, and on the 69th anniversary of the Company’s founding in August. We also organized month-long special promotions such as the “Autumnfest” campaign in October, the “Body Care & Beauty Bonanza” in May, the “Rock the Grill” campaign during June, the “Splash into Savings” and “{N}power 2-Day Sale” campaigns in July, and the “Organic Month” campaign during September. Our special promotions frequently include product discounts, sweepstakes, charitable fundraisers and nutrition education classes. During fiscal year 2024, we organized in-store scavenger hunts to increase store traffic and launched a number of promotions in collaboration with local businesses and non-profit schools to friends and family of our Crew members to increase brand awareness. We expect to continue offering similar special promotions and events in the future. During fiscal year 2024, we organized a number of charitable sponsorships, including collecting donations from customers on behalf of local food banks and an environmental non-profit organization. In addition, we donated 1% of all our sales on one day in February for Crew member appreciation month and one day during our 69th anniversary to our Natural Grocers Heroes in Aprons Fund.

Website and Social Media. We maintain NaturalGrocers.com as our official Company website to host store information, sale and discount offers, educational materials, product and standards information, policies and contact forms, advocacy and news items and e-commerce capabilities. Our website is intended to be part of an overall enhanced branding strategy to more effectively communicate our brand’s unique and compelling attributes, including our founding principles. Our website features enhanced product and recipe search interfaces and improved functionality with mobile and tablet devices. We believe the continued growth of site visitors, page views and other metrics of our website activity indicates that our content is timely and informative to the communities we serve. Our website is interlinked with other online and social media outlets, including Facebook, Instagram, TikTok, X, Pinterest and YouTube. During fiscal year 2024, we continued to increase our investment in paid and organic placements on platforms such as Facebook, Instagram, TikTok, YouTube and mobile in-app display, resulting in enhanced brand reach. We also organized social media influencer campaigns in key markets. We expect to continue investing in digital engagement activities during fiscal year 2025. Our Natural Grocers mobile application provides a compelling and complementary marketing channel to deliver the same content strategy already in place for our website.

Advertising. Our advertising activities in fiscal year 2024 included: (i) conducting television advertising campaigns; (ii) conducting radio advertising campaigns in support of new store openings and store relocations; (iii) conducting outdoor advertising campaigns; (iv) conducting targeted direct mail campaigns; (v) newspaper advertising; (vi) utilizing organic search, search engine marketing, search engine optimization and display advertisements to deliver more customer traffic to our website and stores; and (vii) investments in paid and organic placements on social media platforms.

Home Delivery Services. As of September 30, 2024, we offered online ordering and home delivery services at 160 of our stores in partnership with a third party.

New Store Openings. We use various targeted marketing efforts to support the successful introduction of our new stores in their individual markets. In addition to the distribution of our Health Hotline magazine and Internet and social media efforts targeted to the region, we utilize direct mail distribution of introductory booklets and postcards promoting our brand and providing discounts and other incentives for new customers. Our new store promotional activities include gift card and prize giveaways, sweepstakes, musical performances, appearances by our sponsorship partners, cash donations to local food banks, and participation by local community leaders and organizations.

Pre-Ordering of Holiday Turkeys. We offer an in-store and online process to pre-order organic and free-range turkeys for the Thanksgiving and Christmas holidays.

Competition

The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes supermarkets such as Kroger and Safeway; mass or discount retailers such as Wal-Mart and Target; natural and gourmet markets such as Whole Foods and The Fresh Market; foreign-based discount retailers such as Aldi, Lidl and Ahold Delhaize; specialty food retailers such as Sprouts and Trader Joe’s; warehouse clubs such as Sam’s Club and Costco; dietary supplement retailers such as GNC and The Vitamin Shoppe; online retailers; independent health food stores; drug stores; farmers’ markets; food co-ops; and multi-level marketers. Competition in the grocery industry may intensify, and shopping dynamics may shift, as a result of, among other things, industry consolidation, new technologies, expansion by existing competitors and the increasing availability of grocery ordering, pick-up and delivery options, which may turn adjacent suppliers and retailers into direct competitors. These businesses compete with us on the basis of price, selection, quality, customer service, convenience, location, store format, shopping experience, ease of ordering and delivery or any combination of these or other factors. They may also compete with us for products and locations. In addition, many of our competitors increasingly offer a broad range of natural and organic foods. We also face internally generated competition when we open new stores in markets we already serve. We believe our commitment to carrying carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us and can provide a competitive advantage.

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

Information Technology Systems

We have made significant investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, store scheduling, warehousing, distribution, accounting, reporting and financial systems. We use an ERP system with an integrated merchandise management, reporting and accounting system at all of our stores, as well as at our bulk food repackaging facility and distribution center and for corporate functions including accounting, reporting and purchasing. Our ERP system application support and hardware functions are outsourced, which allows us to focus on our core business. We also have an enterprise-wide HRIS, which has enabled us to more efficiently and effectively manage our human resources and payroll needs at all locations. In recent years, we have implemented a new point of sale system, deployed new handheld technology and VoIP telephony solutions at all our stores, and increasingly leveraged cloud technology in our information technology systems. We have also invested in upgrading communication circuits and refreshing network and security hardware and systems at all our stores and our corporate headquarters, and we are making investments to upgrade our ERP system. We plan to continue investing in our information technology infrastructure with systems that scale with and add efficiencies to our operations as we continue to grow.

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

The Food Safety Modernization Act (the FSMA), enacted in 2011, amended the FDCA and significantly expanded food safety requirements and the FDA’s regulatory authority over food safety. The FSMA requires the FDA to impose comprehensive, prevention-based controls across the food supply chain, further regulates food products imported into the United States and provides the FDA with authority to enforce recalls. In addition, the FSMA requires the FDA to undertake rulemakings and to issue guidance documents, as well as reports, plans, standards, notices and other tasks. Further, even statutes and regulations that have been enacted or promulgated, such as nutritional labeling, are periodically reviewed and updated with new requirements. As a result, final implementation of the legislation remains ongoing.

The FDA also exercises broad jurisdiction over the labeling and promotion of cosmetics, food and dietary supplements. Labeling is a broad concept that, under most circumstances, extends even to product-related claims and representations made on package inserts, and in some cases, a company’s website and printed or digital media. All foods, including dietary supplements, must bear labeling that provides consumers with specific information with respect to standards of product identity, net quantity/weight, nutrition or supplement facts labeling, ingredient statements, contact information for the manufacturer/packer/distributor, allergens, and certain other disclosures. Similarly, cosmetic products labeling must also contain certain information, including the nature and use of the product such as net quantity/weight, ingredient statements, and contact information for the manufacturer/packer/distributor. The FDA also regulates the use of claims made about these products, including structure/function claims (e.g., “calcium builds strong bones”), qualified health claims (e.g., "adequate calcium throughout life may reduce the risk of osteoporosis"), and nutrient content claims (e.g., “high in antioxidants”), and others. “Organic” claims, however, are primarily regulated by the USDA. Certain new food labeling requirements, primarily related to the Nutrition Facts Label, went into full effect on January 1, 2021.

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

FDA Enforcement. The FDA has broad authority to enforce the provisions of the FDCA applicable to the safety, labeling, manufacturing, transport and promotion of cosmetics, foods and dietary supplements, including powers to issue a public warning letter to a company, publicize information about illegal, misbranded, or adulterated products, institute an administrative detention of food, request or order a recall of illegal, misbranded, or adulterated food products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution. Pursuant to the FSMA, the FDA also has the power to deny the import of any food or dietary supplement from a foreign supplier that is not appropriately verified as being compliant with all FDA laws and regulations. Moreover, the FDA has the authority to administratively suspend the registration of any facility that produces or processes food, including supplements, that it deems to present a reasonable probability of causing serious adverse health consequences. In the past few years, the FDA has commenced enforcement actions against dietary supplement companies by issuing warning letters regarding products that make impermissible claims related to treatments and cures for various diseases.

Food and Dietary Supplement Advertising. In addition to the FDA’s regulatory control over product labeling, the FTC also exercises jurisdiction over the advertising of foods and dietary supplements, including health benefit claims, claims about environmental benefits (such as claims about whether product packaging is recyclable or compostable), and claims about the geographic origin of products (e.g. “Made in the USA”) , as well as deceptive advertising methods. The FTC has the power to levy monetary sanctions and demand “consent decrees” or seek judgments that include penalties and restitution to consumers that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. In December of 2022, FTC issued its Health Products Compliance Guidance that suggests that at least one randomized clinical trial may be necessary for any claim regarding the health benefits of a product. In addition to FTC warning letters and enforcement actions, private parties are increasingly initiating broad consumer class actions against food and dietary supplement manufacturers for false or misleading labeling and/or advertising.

Compliance. As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and statutory requirements. In general, we seek certifications of compliance, representations and warranties, indemnification and insurance from our suppliers and contract manufacturers, directly or through our distributor. However, even with adequate certifications, representations and warranties, insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in the products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or withdraw such products from our stores. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain of their products and we have revised certain provisions of our sales and marketing program.

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

New or revised federal, state and local laws and regulations affecting our business or our industry, such as those relating to industrial hemp products, genetically modified (bioengineered) foods, or the presence of per- and polyfluoroalkyl substances (PFAS) in our products, whether intentional or unintentional, could result in additional compliance costs and civil remedies. In some instances, laws and regulations may be amended in the future to allow for private rights of action to enforce laws and regulations through lawsuits. At present, many consumer class action lawsuits are based on violations of federal or state laws, regulations, rules and guidance where the claim is that the alleged violation results in consumer deception. The risks associated with these laws and regulations are further described under the caption “Risk Factors.”

Segment Information

We have a single reporting segment, natural and organic retail stores, through which we conduct all of our business. Please see the Consolidated Financial Statements of the Company for the year ended September 30, 2024, set forth in Part IV of this Form 10-K, for financial information regarding this segment.

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

Risks related to our business and operations

●	We may not be successful in our efforts to grow profitably and our growth and financial performance may fluctuate;

●	If we are unable to successfully identify market trends and react, our sales may decrease;

●	Adverse economic conditions (including inflation and deflation), pandemics and political instability could adversely affect our business;

●	An inability to compete, maintain or increase our operating margins, or maintain traffic in our stores could adversely affect our results of operations;

●	Product recalls, withdrawals or seizures could reduce our sales;

●

Our future business, results of operations and financial condition may be adversely affected by reduced availability of certified organic products, products that meet our other internal standards, or issues related to our suppliers;

●	Adverse weather conditions, natural disasters and the effects of climate change could disrupt our supply chain and adversely impact our sales and financial performance;

●	Acts of violence at or threatened against our stores or the shopping centers where they are located could materially adversely affect our financial performance;

●	The current geographic concentration of our stores creates exposure to local economies, regional downturns, severe weather and other catastrophic occurrences;

●	If we fail to maintain our reputation and the value of our brand, or fail to retain or attract key personnel, our sales may decline;

●	Perishable food product losses or interruptions to our bulk food repackaging facility could materially impact our results of operations;

●	Higher wage and benefit costs or union activity among our Crew members or third parties could adversely affect our business;

●	Future events could result in impairment of long-lived assets, which may result in charges that adversely affect our results of operations and capitalization;

●	Our significant lease obligations may adversely affect our liquidity;

●	Any material disruption to, failure of, or cyber-attacks against our information systems could negatively impact our operations or expose us to litigation and reputational harm;

●	Claims under our self-insurance program may differ from our estimates, which could negatively impact our results of operations;

●	If we are unable to protect our intellectual property rights, our ability to compete and the value of our brand could be harmed;

●	Energy costs are a significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability;

●	Legal proceedings and adverse tax changes or examinations could adversely affect our business, financial condition and results of operations; and

●

Failure to maintain effective internal control over financial reporting could lead to material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

Risks related to government regulations and policies

●	Regulatory requirements imposed on us or our suppliers could change, increasing our costs and a failure to comply could adversely affect our business, results of operations and financial condition;

●	Our sale of products containing cannabidiol (CBD) could lead to regulatory action by federal, state and/or local authorities or legal proceedings brought by or on behalf of consumers;

●	The activities of our NHCs and our nutrition education services may be impacted by government regulation or an inability to secure adequate liability insurance;

●

The products we sell could suffer from real or perceived quality or food safety concerns and may cause unexpected side effects, illness, injury or death that could result in their discontinuance or expose us to lawsuits, any of which could result in unexpected costs and damage to our reputation; and

●	Our political advocacy activities may reduce our customer count and sales.

Risks related to our indebtedness and liquidity

●	Our credit facility could limit our operational flexibility;

●	We may be unable to generate sufficient cash flow, which could adversely impact our business and we may need to raise additional capital through debt or equity financing; and

●	Our share repurchase program may adversely affect our liquidity and cause fluctuations in our stock price.

General risks related to our common stock

●

Our current principal stockholders have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which our stockholders might not agree; anti-takeover provisions in our organizational documents and Delaware law may prevent a change of control; and our “controlled company” status exempts us from certain governance provisions otherwise required by the NYSE;

●	We may not be able to continue paying dividends on our common stock; and

●

If analysts do not publish research or reports about us, if they adversely change their recommendations about our stock or if our operating results do not meet their expectations, our common stock price could decline.

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

Accordingly, our results for any one fiscal year or quarter are not necessarily indicative of the results to be expected for any other fiscal year or quarter. Our comparable store sales during any particular future period may decrease. In the event of any future decrease, the price of our common stock could decline. For more information on our results of operations for fiscal years 2024 and 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Adverse economic conditions and political instability could adversely affect our business, results of operations and financial condition and could negatively impact our ability to execute our growth strategy.

Adverse and uncertain economic conditions could adversely impact demand for the products we sell in our stores. Consumer spending and levels of disposable income, including spending for natural and organic grocery and dietary supplement products that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wages, inflation, interest rates, the availability of credit, tax rates, fuel and energy costs, housing market conditions, general business conditions, consumer confidence and consumer perceptions of economic conditions. In the event of an economic slowdown or recession, consumer spending could be adversely affected, and we could experience lower net sales than expected. We could be forced to delay or slow our new store growth plans, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to manage normal commercial relationships with our suppliers, manufacturers of our private label products, distributors, customers and creditors may suffer. Customers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, customers may reduce the amount of natural and organic products that they purchase and instead purchase conventional offerings, which generally have lower retail prices, at other stores. In addition, consumers may choose to purchase private label products at other stores rather than brand products because they are generally less expensive. Suppliers may become more conservative in response to these conditions and seek to reduce their production.

Economic conditions and consumer spending may also be adversely impacted by political instability. The outbreak or escalation of war, the occurrence of terrorist acts or other hostilities in or affecting the United States, or concerns regarding epidemics in the United States or in international markets could also lead to a decrease in spending by consumers or may cause our customers to avoid visiting our stores. In particular, recent global events, including ongoing conflicts in Ukraine and the Middle East, have disrupted commodity markets and have contributed to global supply chain disruption and inflation. We may experience continued volatility with respect to these trends. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new customers and to provide products that appeal to customers at prices they are willing and able to pay. Prolonged unfavorable economic conditions or political instability may have an adverse effect on our sales and profitability.

Inflation or deflation could adversely affect our business.

Our financial performance could be adversely impacted by relative rates of inflation or deflation, which are subject to market conditions. Inflationary or deflationary pressures on the products we sell could impact our net sales and earnings. If the cost of goods changes as a result of inflation or deflation, we may be unable to adjust our retail prices accordingly, which could adversely impact our sales or earnings. In particular, deflation or disinflation impacting the products we sell could cause our competitors to aggressively lower retail pricing or adopt promotions, adversely affecting the competitiveness of our pricing and our profitability. In recent years, we experienced levels of inflation that were higher than we have historically experienced, resulting in part from various supply disruptions, geopolitical instability, including the conflicts in Ukraine and the Middle East, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, other disruptions and the uncertain economic environment. We have been able to mitigate this impact to date through our pricing strategies. While levels of inflation moderated during fiscal year 2024, we are unable to predict the long-term impact of inflationary or deflationary trends on consumer behavior and our sales and profitability in the future. Additionally, commodities used in many of our products, including our Natural Grocers brand products, can be subject to availability constraints and price volatility caused by weather, supply conditions, political instability, government regulations, tariffs, energy prices and general economic conditions and other unpredictable factors. Changes in food and commodity prices could also negatively impact our sales and earnings if our competitors react more aggressively. Additionally, the cost of construction materials and labor we use to build and remodel our stores is also subject to price volatility based on market and economic conditions. Higher construction material and labor prices could increase the capital expenditures needed to construct a new store or remodel an existing store and, as a result, could increase the investment required and our rent obligations.

Widespread health pandemics could materially impact our business, results of operations and financial condition.

The COVID-19 pandemic and resulting government mandates significantly impacted our operations. Although our operations have stabilized since the pandemic, in the event there is a widespread regional, national or global health epidemic or pandemic in the future, including outbreaks of COVID-19 variants, our business could be severely impacted. Although the potential effects that COVID-19 may continue to have on us, or that global health pandemics unrelated to COVID-19 may have in the future, are not clear, such impacts could materially adversely affect our business, financial condition and results of operations.

We may be unable to compete effectively in our markets, which are highly competitive.

The markets for natural and organic groceries and dietary supplements are large, fragmented and highly competitive, with few barriers to entry. Our competition varies by market and includes supermarkets, natural, gourmet and specialty food markets, mass and discount retailers, foreign-based discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, online retailers and multi-level marketers. These businesses compete with us on the basis of price, selection, quality, customer service, convenience, location, store format, shopping experience, ease of ordering and delivery or any combination of these or other factors. They also compete with us for products and locations. To the extent our competitors lower their prices, our ability to maintain sales levels and operating margins may be negatively impacted. In addition, some of our competitors are expanding their natural and organic food offerings, increasing the space allocated to natural and organic foods and enhancing options of engaging with and delivering their products to customers. Many of our competitors are larger, more established and have greater financial, marketing and other resources than we do, and may be able to adapt to changes in consumer preferences more quickly, devote greater resources to the marketing and sale of their products, or generate greater brand recognition. In addition, we may face internally generated competition when we open new stores in markets we already serve. An inability to compete effectively may cause us to lose market share to our competitors and could have a material adverse effect on our business, financial condition and results of operations.

An inability to maintain or increase our operating margins could adversely affect our results of operations.

We intend to continue our focus on improving our operating margins by leveraging more efficiencies of scale, additional improved systems, further cost discipline, added focus on appropriate store labor levels and even more disciplined product selection. If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the efficiencies of scale that we expect from expansion. If we are not able to capture greater efficiencies of scale, improve our systems, further enhance our cost discipline and increase our focus on appropriate store labor levels and disciplined product selection, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to increase sales and reduce inventory shrink. Further, pricing pressures from competitors and the impact of the product discounts we offer may also adversely impact our operating margins. As a result, our operating margins may stagnate or decline, which could have a material adverse effect on our business, financial condition and results of operations and adversely affect the price of our common stock.

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

For our organic produce suppliers, there is some concern that implementation of the FSMA may impact the ability of produce growers to farm organically. In the final Produce Safety Rule, the FDA stated that it would exercise enforcement discretion regarding farmers complying with the USDA National Organic Program (NOP) standards for the application of biological soil amendments, which are a significant source of fertility input for organic production. But at the same time, the FDA stated that the NOP standard is not a food safety standard and that it would study and set a science based minimum standard at a later date and may promulgate a standard for the application of biological soil amendments that changes the manner in which organic growers apply these inputs. The increased regulation and cost of growing produce due to the Produce Safety Rule may impact organic produce suppliers.

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

UNFI is our single largest third-party supplier, accounting for approximately 68% of our total purchases in fiscal year 2024. In fiscal year 2023, we extended our long-term relationship with UNFI as our primary supplier of products in the natural, fresh and produce categories through September 3, 2028, subject to automatic renewals thereafter for successive one-year periods unless otherwise terminated by either party. While we strive to maintain good relations with UNFI, if our distribution agreement with UNFI were terminated or not renewed, we may be unable to establish alternative distribution channels on reasonable terms or at all. Due to this concentration of purchases from a single third-party supplier, the cancellation or non-renewal of our distribution agreement with UNFI, or the disruption, delay or inability of UNFI to deliver product to our stores, could materially and adversely affect our business, financial condition and results of operations. In addition, if UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, that supplier’s operations may be disrupted, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2024, we had primary store concentration in Colorado and Texas, operating 46 stores and 23 stores in those states, respectively. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenue and profitability. These factors include, among other things, changes in demographics, population, competition, consumer preferences, wage increases, new or revised laws or regulations, fires, floods or other natural disasters in these regions. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our business, financial condition and results of operations.

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

Changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions could increase our expenses, which could have an adverse impact on our profitability, or decrease the number of employees we are able to employ, which could reduce customer service levels and therefore adversely impact sales. During fiscal year 2024, we invested in increased wages for our store Crew members and may be required to do so in the future.

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

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our impairment evaluations require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. During fiscal year 2024, we recognized long-lived asset impairment charges of $2.2 million. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future cash flows of an asset group, which may adversely affect our results of operations and capitalization.

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

We rely extensively on a variety of information systems to effectively manage the operations of our growing store base, including for point-of-sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and usage errors by our Crew members. In addition, our information technology systems may also fail to perform as anticipated, and we may encounter difficulties in implementing new systems, adapting these systems to changing technologies or expanding them to meet the future needs and growth of our business. If our information systems are breached, disrupted, damaged, encrypted by ransomware, or fail to perform as designed, we may have to make significant investments to repair or replace them; suffer interruptions in our operations; experience data loss; incur liability to our customers, Crew members and others; face costly litigation, enforcement actions and penalties; and suffer harm to our reputation with our customers. Furthermore, changes in technology could cause our information systems to become obsolete, as a result of which it may be necessary to incur additional costs to upgrade such systems. If our information systems prove inadequate to handle our growth, we could lose customers, which could have a material adverse effect on our business, financial condition and results of operations. We are also vulnerable to certain risks and uncertainties associated with our website and mobile app, including changes in required technology interfaces, downtime and other technical failures and consumer privacy concerns.

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

In recent years, we have implemented numerous additional security protocols in order to further enhance security, including the installation of EMV (Europay, Mastercard and Visa), or chip and PIN, and point-to-point encryption on our point-of-sale terminals at all our stores. However, there can be no assurance that data security breaches will not occur in the future, or that any such data security breach will be detected in a timely manner.

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

We utilize natural gas, water, sewer and electricity in our stores and use gasoline and diesel in trucks that deliver products to our stores. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply or an anticipation of any such events will increase the costs of operating our stores. From time to time, we have experienced increased shipping costs due to higher fuel and freight prices, and these costs may continue to be volatile. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase which could impact our profitability, financial condition and results of operations.

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

If we or our third-party suppliers, including suppliers of our Natural Grocers brand private label products, fail to comply with applicable regulatory requirements or to meet our quality specifications, we could be required to take costly corrective action and our reputation could suffer. We do not own or operate any manufacturing facilities, except for our bulk food repackaging facility and distribution center discussed below, and therefore depend upon independent third-party vendors to produce our private label brand products, such as vitamins, minerals, dietary supplements, body care products, food products and bottled water. Third-party suppliers may not maintain adequate controls, including USDA and FDA mandated good manufacturing practices, with respect to product specifications and quality. Such suppliers may be unable to produce products on a timely basis or in a manner consistent with regulatory requirements. We depend upon our bulk food repackaging facility and distribution center for the majority of our private label bulk food products. We may also be unable to maintain adequate product specification and quality controls at our bulk food repackaging facility and distribution center or produce products on a timely basis and in a manner consistent with regulatory requirements. In addition, we may be required to find new third-party suppliers of our private label products or to find third-party suppliers to source our bulk foods. There can be no assurance that we would be successful in finding such third-party suppliers that meet our quality guidelines.

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

In addition, DSHEA differentiates between old dietary ingredients, or ODIs (i.e., those ingredients present in the food supply prior to October 15, 1994, which require no pre-market notification to the FDA), and new dietary ingredients, or NDIs (i.e., those ingredients not proven to be present in the food supply prior to October 15, 1994, which do require pre-market notification to the FDA). The FDA requires the submission of a premarket notification (NDIN) to the FDA at least 75 days before a product containing an NDI is sold. The FDA’s enforcement of the pre-market notification requirements for NDIs could result in the removal of certain dietary supplement products that we sell. In addition, the FDA has not yet promulgated a definitive list of ODIs, but if it does, such a list of ODIs could disrupt the supply of any dietary supplements made from ingredients that are currently believed to pre-date DSHEA but are not ultimately classified as ODIs. Accordingly, changes in dietary supplement regulation could also materially adversely affect the cost and availability of the dietary supplement products that we sell.

Advertising and Products Claims Risks. We could also be the target of claims relating to false or deceptive advertising in connection with the marketing and advertising of the products we sell, including under the auspices of the FTC, the consumer protection statutes of some states as well as certain non-government watchdog groups and class action law firms. In addition, the FDA has aggressively enforced its regulations with respect to structure/function claims (e.g., “calcium builds strong bones”), nutrient content claims (e.g., “high in antioxidants”) and other claims that impermissibly suggest therapeutic benefits for certain foods or food components. In addition, the number of private consumer class actions relating to false or deceptive advertising against cosmetic, food, beverage and nutritional supplement manufacturers has increased in recent years. These events could interrupt the marketing and sales of products in our stores, including our private label products, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our reputation could also suffer from real or perceived issues involving the labeling or marketing of products we sell as “natural.” Although the FDA and the USDA have each issued statements regarding the appropriate use of the word “natural,” and the FDA has indicated it intends to define the term, there is currently no single U.S. government-regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and a growing number of legal challenges. Plaintiffs have commenced class action litigation against a number of food companies and retailers that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims. Should we become subject to similar lawsuits or claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is ultimately determined to be unfounded. Adverse publicity about these matters may discourage consumers from buying our products. Further, the cost of defending against any such class actions could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such claims could expose us to the potential of substantial damages awards, particularly for private label products, as well as the costs of defending such claims.

“Healthy” Claims. Due to increased adherence by food and dietary supplement companies to FDA regulations regarding the current requirements for “healthy” claims, plaintiffs’ consumer class action lawyers have filed lawsuits asserting that certain advertising terms are equivalent to “healthy” (e.g., “nutritious”) and the challenged products either do not meet the FDA’s current requirements for “healthy,” or, even if they do, the products contain too much added sugar to qualify as healthy as set forth in draft regulations recently proposed by the FDA. Should we become subject to similar lawsuits or claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is ultimately determined to be unfounded. Adverse publicity about these matters may discourage consumers from buying our products. Further, the cost of defending against any such class actions could be significant and, to the extent we are found liable, result in substantial monetary damages. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

PFAS Statutes and Lawsuits. Many states have enacted laws prohibiting the intentional inclusion of PFAS in any amount or the unintentional inclusion of PFAS in defined amounts in certain of the products we sell, particularly packaged food products. If any of the products we sell violate these statutes, we may be subject to civil penalties, restitution, injunctive relief, or possibly criminal penalties. In addition, plaintiffs’ class action lawyers have begun filing lawsuits relating to PFAS, either under the theory that the presence of PFAS renders certain advertising claims false or misleading or actual product liability claims for injury based on the presence of PFAS in human blood. Should we become subject to similar lawsuits or claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is ultimately determined to be unfounded. Adverse publicity about these matters may discourage consumers from buying our products. Further, the cost of defending against any such class actions could be significant and, to the extent we are found liable, result in substantial monetary damages. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims or in our products, themselves, would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

FSMA Implementation Risks. The FSMA significantly expanded food safety requirements and the FDA’s regulatory authority over food safety. Voluminous regulations and rules issued under the FSMA have been promulgated. In addition, the FSMA requires the FDA to establish science-based minimum standards for the safe production and harvesting of produce and increase inspection of foreign and domestic facilities. With respect to both food products and dietary supplements, the FSMA meaningfully augmented the FDA’s ability to access both producers’ and suppliers’ records and added new records that must be created and maintained. The FSMA also requires the implementation of enhanced tracking and tracing of food and dietary supplements through production and distribution and, as a result, added recordkeeping burdens upon our suppliers. In addition, under the FSMA, the FDA now has the authority to inspect facilities, certifications and supplier documentation to evaluate whether foods and ingredients from our suppliers are compliant with applicable regulatory requirements. Such FDA inspections, and regulatory actions resulting therefrom, may require product recalls, delay the supply of certain products or result in certain products being unavailable to us for sale in our stores. The implementation of the FSMA requirements may be too expensive or too complicated for some of our suppliers, which may increase the cost, or curtail or eliminate the supply, of certain products that we purchase from small and/or local suppliers.

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

Third-Party Risks. We rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory requirements and are made using FDA-mandated good manufacturing practices. In general, we seek certifications of compliance, representations and warranties, indemnification and/or insurance from our suppliers and contract manufacturers, directly or through our distributor. However, even with adequate insurance and indemnification, the failure of any products to comply with applicable regulatory requirements could prevent us from marketing such products or require us to recall or remove such products from our stores. In addition, any claims of non-compliance could significantly damage our reputation and consumer confidence in the products we sell.

Other Regulatory Risks. We are also subject to laws and regulations more generally applicable to retailers, including labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, advertising and selling practices, alcoholic beverage sales, and handling, transport and sale of products derived from industrial hemp. We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes could have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could materially and adversely affect our business, financial condition and results of operations.

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

We sell products containing CBD at certain of our stores. While we strive to sell products containing CBD only in states and localities where such sale is permissible, state and local authorities in those areas may adopt new laws and regulations, or adopt interpretations of existing laws and regulations, that restrict or prohibit the sale of products containing CBD. Further, we could be subject to regulatory action brought by federal, state and/or local authorities, or legal proceedings brought by or on behalf of consumers, that allege, among other things, that: (i) our sale of products containing CBD violates applicable federal or state law (including applicable state consumer protection laws); (ii) the products we sell that contain CBD are adulterated, contaminated, or have been misbranded or labeled in violation of applicable rules, regulations or standards of the FDA, the FDCA or any other federal or state law or agency; (iii) the products we sell that contain CBD have been labeled with (a) express or implied health claims that are not supported by appropriate scientific evidence or (b) claims that are difficult or impossible to verify; (iv) the products we sell that contain CBD have been labeled with inappropriate dosing instructions or use recommendations; (v) the products we sell that contain CBD have been improperly tested or evaluated or do not contain the stated concentration of CBD; and (vi) the products we sell that contain CBD contain more than the legally allowable concentration of THC or other potentially intoxicating compounds. Any such regulatory action or legal proceeding could have a material adverse effect on our business, financial position and results of operations.

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

We could be materially, adversely affected if consumers lose confidence in the safety and quality of products we sell. There is substantial governmental scrutiny of and public awareness regarding food, cosmetics and dietary supplement safety. We believe that many customers hold us to a higher quality standard than other retailers. Many of the products we sell are vitamins, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. The products we sell could contain contaminated substances, and some of the products we sell contain ingredients or residual substances that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human use or consumption of these ingredients could occur. Unexpected side effects, illness, injury or death caused by the products we sell could result in the discontinuance of sales of the products we sell or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment in which case our creditors could levy against our assets. The real or perceived sale of contaminated or harmful products could result in government enforcement action, private litigation and product recalls. Such an occurrence could also cause negative publicity regarding our Company, brand or products, including negative publicity in social media. The real or perceived sale of contaminated or harmful products could therefore harm our reputation and net sales, have a material adverse effect on our business, financial condition and results of operations, or result in our insolvency.

Our political advocacy activities may reduce our customer count and sales.

We believe our ability to profitably operate our business depends, in part, upon our access to natural and organic products and dietary supplements. We attempt to protect our interest in this access through ongoing and proactive political advocacy campaigns, including participation in education programs, petitions, letter writing, phone calls, policy conferences, advisory boards, industry groups, public commentary and meetings with trade groups, office holders and regulators. We may publicly ally with and support trade groups, advocacy groups, political candidates, government officials and regulators who support a particular policy we consider important to our business and are aligned with our principles regarding access to natural and organic products and dietary supplements. We may, from time to time, publicly oppose other trade groups, advocacy groups, candidates, officeholders and regulators whose point of view we believe will harm our business or impede access to nutritious food and dietary supplements. In some cases, we may lose customers and sales because our political advocacy activities are perceived to be contrary to those customers’ points of view, political affiliations, political beliefs or voting preferences.

Risks related to our indebtedness and liquidity

Our credit facility could limit our operational flexibility.

We are party to a $72.5 million revolving loan facility and, prior to its repayment in September 2024, a $35.0 million term loan (our Credit Facility). Our Credit Facility is secured by a lien on substantially all of our assets and contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to incur additional indebtedness; grant liens; engage in certain merger, consolidation or asset sale transactions; make certain investments; make loans, advances, guarantees or acquisitions; engage in certain transactions with affiliates; pay dividends or repurchase shares of our common stock; and permit certain sale and leaseback transactions without lender consent. We are also required to maintain certain financial measurements under our Credit Facility, including a consolidated leverage ratio. These covenants could restrict our operational flexibility and any failure to comply with these covenants or our payment obligations could limit our ability to borrow under our Credit Facility and, in certain circumstances, may allow the lender thereunder to require repayment.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could adversely impact our business.

As of September 30, 2024, we had no outstanding indebtedness under our Credit Facility. We may incur additional indebtedness in the future, including borrowings under our Credit Facility. Satisfying our debt repayment obligations may require us to divert funds identified for other purposes and could impair our liquidity position. Our inability to generate sufficient cash flow to satisfy our debt service obligations could have important consequences, including:

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

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of our common stock. Our Board subsequently extended the share repurchase program – most recently in May 2024 – and the current program will terminate (unless further extended) on May 31, 2026. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Credit Facility. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. During fiscal year 2024, we did not repurchase any shares of common stock. Such borrowings will reduce the amount of capital available under our Credit Facility for other purposes, including our working capital needs, capital expenditures and funding the execution of our growth strategy. Repurchases under the share repurchase program may therefore adversely affect our liquidity, which in turn could impact our profitability, financial condition and results of operations. In addition, repurchases under the share repurchase program will reduce the number of shares of our common stock available for purchase and sale in the public market, which could affect the market price of our common stock. Furthermore, the Inflation Reduction Act of 2022, which was signed into law in August 2022, imposes a non-deductible 1% excise tax on the fair market value of stock repurchases that exceed $1.0 million in a taxable year, which may impact the tax efficiency of our share repurchase program.

General risks related to our common stock

Our current principal stockholders have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which our stockholders might not agree.

Members of the Isely family and certain persons, entities and accounts subject to a stockholders agreement relating to voting and limitations on the sale of shares, own or control approximately 58% of our common stock. Due to their holdings of common stock, members of the Isely family are able to continue to determine the outcome of virtually all matters submitted to stockholders for approval, including the election of directors, an amendment of our certificate of incorporation (except when a class vote is required by law), any merger or consolidation requiring common stockholder approval, and a sale of all or substantially all of the Company’s assets. Members of the Isely family have the ability to prevent change-in-control transactions as long as they maintain voting control of the Company. In addition, members of the Isely family and trusts controlled by them entered into a stockholders agreement by which they agreed to aggregate their voting power with regard to the election of directors.

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

We paid a quarterly cash dividend of $0.10 per share of common stock during each quarter of fiscal years 2024 and 2023, and a special cash dividend of $1.00 per share of common stock in the first quarter of fiscal year 2024. On November 20, 2024, our Board approved the payment of a quarterly cash dividend of $0.12 per share of common stock to be paid on December 18, 2024 to stockholders of record as of the close of business on December 2, 2024. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board and will depend on many factors, including our available cash, working capital, financial condition, earnings, results of operations and capital requirements; the covenants in our credit agreement; applicable law; and other business considerations that our Board considers relevant. A reduction in the amount of cash dividends on our common stock, the suspension of those dividends or a failure to meet market expectations regarding our dividends could have a material adverse effect on the market price of our common stock. If we do not pay cash dividends on our common stock in the future, realization of a gain on an investment in our common stock will depend entirely on the appreciation of the price of our common stock, which may not occur.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, our common stock price could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. One analyst currently covers our stock. If the analyst ceases to cover our Company or fails to publish reports on us regularly, we may lose visibility in the financial markets, which could cause our stock price or trading volume to decline. Moreover, if the analyst who covers our Company downgrades our common stock, or if our operating results do not meet its expectations, our common stock price could decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We rely on computer systems and information technology to conduct our business, including to securely transmit data associated with cashless payments. These systems and technology are increasingly complex and vital to our operations, which has resulted in an expansion of our technological presence and corresponding risk exposure. In addition, these systems are inherently vulnerable to disruption or failure, as well as internal and external security breaches, denial of service attacks and other disruptive problems caused by cybersecurity threat actors. We have not experienced any cybersecurity incidents that have materially impacted or are likely to materially impact our business strategy, results of operations or financial condition based on information known to us as of the date of this report. Under the oversight of our Board, our management has developed a cybersecurity risk management program based on the Center for Internet Security Critical Security Controls framework that is integrated with our overall risk management program and is designed to assess, identify, manage and mitigate material cybersecurity risks. Our cybersecurity program includes policies and procedures that govern how security measures and controls are implemented and maintained. We identify and implement security controls to address cybersecurity risks based on an annual risk assessment and our evaluation of relevant factors, including the likelihood of risk, the potential impact and severity of the risk, the feasibility and expense of potential controls, and the impact of controls on our operations. Our cybersecurity program includes regular security assessments and testing, regular employee trainings, third-party security audits, and solutions designed to detect and mitigate cybersecurity threats, including data breaches, malware, ransomware and phishing attacks.

We utilize third party security firms and consultants to test our cybersecurity control environment and to provide certain security measures that we use to protect our information technology environment, including to detect and filter external phishing and malware threats, to provide enhanced endpoint protection and to protect our data through data classification. We have developed a third-party cybersecurity risk management process to conduct due diligence on external entities, including those that perform cybersecurity services.

We have prepared a written incident response plan and crisis management plan to enhance our ability to respond to cybersecurity incidents. We periodically conduct internal tabletop exercises to enhance incident response preparedness. Our employees are required to participate in regular cybersecurity awareness trainings upon hiring and on a quarterly basis thereafter.

Cybersecurity Governance

Our Vice President of Information Technology (our VP of IT) has primary responsibility for monitoring, assessing and managing our material risks from cybersecurity threats. He oversees a dedicated information technology team that is responsible for managing enterprise-wide information security strategy, policy, standards, architecture and processes, and is regularly informed of, and monitors, the prevention, detection, mitigation and remediation of cybersecurity threats and incidents. Our VP of IT has over 25 years of information technology experience, has earned a graduate degree in Cybersecurity and Information Assurance, and maintains relevant industry designations including Certified Information Systems Security Professional and Certified Information Security Manager certifications.

Our Board considers cybersecurity risk as a part of its overall risk oversight function. Our Board receives reports from our VP of IT at least bi-annually, and on an as-needed basis, on cybersecurity risks and actions taken to mitigate those risks. These reports include updates on our cybersecurity risks and the emerging threat environment, and the status of projects designed to enhance our information security systems and programs.

Item 2. Properties.

As of September 30, 2024, we had 169 stores located in 21 states, as shown in the following chart:

State	Number of Stores
Arizona	12
Arkansas	3
Colorado	46
Idaho	6
Iowa	6
Kansas	8
Louisiana	1
Minnesota	1
Missouri	7
Montana	4
Nebraska	3
Nevada	4
New Mexico	6
North Dakota	3
Oklahoma	6
Oregon	14
South Dakota	1
Texas	23
Utah	8
Washington	5
Wyoming	2

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

As of September 30, 2024, we owned buildings in which sixteen of our stores are located. Eleven of those buildings are located on land that is leased pursuant to a ground lease; the remaining five stores are on land owned by the Company. Lease terms typically range between 10 and 25 years, with additional renewal options. Of the current leases for our stores, nine expire in fiscal year 2025, eleven expire in fiscal year 2026, ten expire in fiscal year 2027, twelve expire in fiscal year 2028, nineteen expire in fiscal year 2029 and the remainder expire between fiscal years 2030 and 2062. We expect that we will be able to renegotiate these leases or relocate these stores as necessary.

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

Holders of Record

As of December 9, 2024, there were 151 holders of record of our common stock, and the closing price of our common stock was $42.20.

Dividend Policy

We paid a quarterly cash dividend of $0.10 per share of common stock during each quarter of fiscal years 2024 and 2023. We paid a special cash dividend of $1.00 per share of common stock in the first quarter of fiscal year 2024. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board and will depend on many factors, including our available cash, working capital, financial condition, earnings, results of operations and capital requirements; the covenants in our credit agreement; applicable law; and other business considerations that our Board considers relevant. Subject to these factors, we currently expect to continue to pay comparable quarterly cash dividends. See “We may not be able to continue paying dividends on our common stock” under “Item 1A. Risk Factors.”

Use of Proceeds From Registered Securities

None.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

In May 2016, the Board authorized a two-year share repurchase program pursuant to which we could repurchase up to $10.0 million in shares of the Company’s common stock. The Board subsequently extended the share repurchase program – most recently in May 2024 – and the current program will terminate on May 31, 2026. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. The Company did not repurchase any shares of its common stock during the fourth quarter ended September 30, 2024.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, dietary supplements and body care products that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of September 30, 2024, we operated 169 stores in 21 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The sizes of our stores range from approximately 7,000 to 16,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five years ended September 30, 2024, we increased our store count at a compound annual growth rate of 2.0%. In fiscal year 2024, we opened four new stores and relocated/remodeled four existing stores. We plan to open four to six new stores and relocate/remodel two to four stores in fiscal year 2025. Between October 1, 2024 and the date of this Form 10-K, we relocated/remodeled two existing stores and closed two stores.

Performance Highlights

Key highlights of our performance are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $1,241.6 million for the year ended September 30, 2024, an increase of $101.0 million, or 8.9%, compared to net sales of $1,140.6 million for the year ended September 30, 2023.

●	Daily average comparable store sales. Daily average comparable store sales for the year ended September 30, 2024 increased 7.0% from the year ended September 30, 2023.

●	Net income. Net income was $33.9 million for the year ended September 30, 2024, an increase of $10.7 million, or 46.0%, compared to net income of $23.2 million for the year ended September 30, 2023.

●

EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $77.9 million for the year ended September 30, 2024, an increase of $17.3 million, or 28.6%, compared to EBITDA of $60.6 million for the year ended September 30, 2023. EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America (GAAP). Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $83.3 million for the year ended September 30, 2024, an increase of $19.9 million, or 31.4%, compared to Adjusted EBITDA of $63.4 million for the year ended September 30, 2023. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of September 30, 2024, cash and cash equivalents was $8.9 million, and there was $72.8 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $2.2 million.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends and political environment. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, levels of disposable consumer income, consumer debt, interest rates, inflation or deflation, periods of recession and growth, the price of commodities, the political environment and consumer confidence. Furthermore, our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, including unemployment benefits. Over the past several years, a number of macroeconomic and global trends have impacted our business. The labor market has impacted our ability to retain and attract store Crew members and in certain markets we continue to be challenged by labor shortages broadly impacting the retail industry. We have invested in increased wages for our store Crew members and may be required to do so in the future. As a result of current global supply chain issues, we have on occasion experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain, although certain products may be in relatively short supply or unavailable from time to time. In recent years, the costs of certain goods we sell were impacted by levels of inflation higher than we have historically experienced, resulting in part from supply disruptions, geopolitical instability, including the conflicts in Ukraine and the Middle East, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, other disruptions and the uncertain economic environment. In the aggregate, management estimates that the Company experienced annualized cost inflation of approximately 2% in fiscal year 2024 and approximately 1% in the fourth quarter of fiscal year 2024. While levels of inflation moderated during fiscal year 2024, we are unable to predict the impact of inflationary or deflationary trends on consumer behavior and our sales and profitability in the future.

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

●

Competition. The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Competition in the grocery industry is likely to intensify, and shopping dynamics may shift, as a result of, among other things, industry consolidation, expansion by existing competitors, and the increasing availability of grocery ordering, pick-up, and delivery options. These businesses compete with us on the basis of price, selection, quality, customer service, convenience, location, store format, shopping experience, ease of ordering and delivery or any combination of these or other factors. They also compete with us for products and locations. In addition, many of our competitors increasingly offer a broad range of natural and organic foods. We also face internally generated competition when we open new stores in markets we already serve. We believe our commitment to carrying carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutrition education, differentiate us and can provide a competitive advantage.

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink expense, third-party delivery fees and store occupancy costs. Store occupancy costs include operating lease expense, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility. The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors, and, as a result, our cost of goods sold and occupancy costs data included in this Form 10-K may not be identical to those of our competitors and may not be comparable to similar data made available by our competitors. Occupancy costs as a percentage of net sales typically decrease as new stores mature and sales increase. Lease payments for leases classified as finance lease obligations are not recorded in cost of goods sold and occupancy costs. Rather, these lease payments are recognized as a reduction of the related obligations and as interest expense.

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

Pre-opening expenses

Pre-opening expenses for new stores and relocations/remodels may include rent expense, salaries, advertising, supplies, and other miscellaneous costs incurred prior to the store opening. Rent expense is generally incurred from three to six months prior to a store’s opening date for store leases classified as operating. For store leases classified as finance leases, we recognize pre-opening interest and depreciation expense. Other pre-opening expenses are generally incurred in the four to seven months prior to the store opening. Certain advertising and promotional costs associated with opening a new store may be incurred both before and after the store opens. All pre-opening costs are expensed as incurred. Pre-opening expenses for remodels are incurred if the store is required to be closed due to the remodel.

Interest expense, net

Interest expense consists of the interest associated with finance lease obligations and our Credit Facility, net of capitalized interest.

Income tax expense

Income taxes are accounted for in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. Income tax expense also includes excess tax benefits and deficiencies related to the vesting of restricted stock units.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Year ended September 30,
	2024	2023	2022
Statements of Income Data:*
Net sales	100.0%	100.0	100.0
Cost of goods sold and occupancy costs	70.6	71.3	72.0
Gross profit	29.4	28.7	28.0
Store expenses	22.3	22.6	22.2
Administrative expenses	3.1	3.2	2.9
Pre-opening expenses	0.1	0.2	0.1
Operating income	3.8	2.8	2.8
Interest expense, net	(0.3)	(0.3)	(0.2)
Income before income taxes	3.4	2.5	2.5
Provision for income taxes	(0.7)	(0.4)	(0.6)
Net income	2.7%	2.0	2.0

*Figures may not sum due to rounding.

Other Operating Data (Unaudited):
Number of stores at end of period	169	165	164
Store unit count increase period over period	2.4%	0.6	1.2
Change in daily average comparable store sales	7.0%	3.6	2.6
Number of new stores opened during the period	4	3	3
Number of stores relocated/remodeled during the period	4	3	2
Number of stores closed during the period	—	2	1
Gross square footage at end of period(1)	2,728,203	2,676,607	2,688,589
Selling square footage at end of period(1)	1,780,083	1,745,701	1,742,623

(1) Gross square footage and selling square footage at the end of the period include the square footage for all stores that were open as of the end of the fiscal year presented.

Year ended September 30, 2024 compared to Year ended September 30, 2023

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Change in
	2024	2023	Dollars	Percent
Statements of Income Data:
Net sales	$1,241,585	1,140,568	101,017	8.9%
Cost of goods sold and occupancy costs	876,775	813,637	63,138	7.8
Gross profit	364,810	326,931	37,879	11.6
Store expenses	277,396	257,282	20,114	7.8
Administrative expenses	38,715	35,973	2,742	7.6
Pre-opening expenses	1,722	2,007	(285)	(14.2)
Operating income	46,977	31,669	15,308	48.3
Interest expense, net	(4,176)	(3,299)	(877)	26.6
Income before income taxes	42,801	28,370	14,431	50.9
Provision for income taxes	(8,866)	(5,127)	(3,739)	72.9
Net income	$33,935	23,243	10,692	46.0%

Net sales

Net sales increased $101.0 million, or 8.9%, to $1,241.6 million for the year ended September 30, 2024 compared to $1,140.6 million for the year ended September 30, 2023, due to a $83.0 million increase in comparable store sales and a $22.6 million increase in new store sales, partially offset by a $4.6 million decrease in net sales related to closed stores. Daily average comparable store sales increased 7.0% for the year ended September 30, 2024 compared to an increase of 3.6% for the year ended September 30, 2023. The daily average comparable store sales increase in fiscal year 2024 resulted from a 3.8% increase in daily average transaction count and a 3.1% increase in daily average transaction size. Comparable store average transaction size was $47.31 for the year ended September 30, 2024. The increase in net sales during the year ended September 30, 2024 was driven by increases in transaction counts, retail prices, items per transaction and new store sales. Sales growth was driven by enhanced customer engagement with our {N}power rewards program, compelling offers, marketing initiatives including market-specific campaigns, and the increased sales of Natural Grocers brand products.

Gross profit

Gross profit increased $37.9 million, or 11.6%, to $364.8 million for the year ended September 30, 2024 compared to $326.9 million for the year ended September 30, 2023. Gross profit reflects earnings after product and store occupancy costs. Gross margin increased to 29.4% for the year ended September 30, 2024 compared to 28.7% for the year ended September 30, 2023. The increase in gross margin during the year ended September 30, 2024 was primarily driven by store occupancy cost leverage and higher product margin attributed to effective pricing and promotions.

Store expenses

Store expenses increased $20.1 million, or 7.8%, to $277.4 million for the year ended September 30, 2024 compared to $257.3 million for the year ended September 30, 2023. The increase in store expenses was primarily driven by higher compensation expenses, depreciation expenses and long-lived asset impairment charges. Store expenses as a percentage of net sales were 22.3% and 22.6% for the years ended September 30, 2024 and 2023, respectively. The decrease in store expenses as a percentage of net sales primarily reflects expense leverage. Store expenses included long-lived asset impairment charges of $2.2 million and $1.3 million for fiscal years 2024 and 2023, respectively.

Administrative expenses

Administrative expenses increased $2.7 million, or 7.6%, to $38.7 million for the year ended September 30, 2024 compared to $36.0 million for the year ended September 30, 2023. The increase in administrative expenses was driven by higher compensation expenses. Administrative expenses as a percentage of net sales were 3.1% and 3.2% for the years ended September 30, 2024 and 2023, respectively.

Pre-opening expenses

Pre-opening expenses were $1.7 million for the year ended September 30, 2024 compared to $2.0 million for the year ended September 30, 2023.

Interest expense, net

Interest expense, net of capitalized interest, was $4.2 million for the year ended September 30, 2024 compared to $3.3 million for the year ended September 30, 2023.

Income taxes

Income tax expense increased $3.7 million to $8.9 million for the year ended September 30, 2024 compared to $5.1 million for the year ended September 30, 2023. The Company’s effective income tax rate was 20.7% and 18.1% for the years ended September 30, 2024 and 2023, respectively. The increase in the effective income tax rate was primarily attributable to lower food donation deductions recorded during fiscal year 2024.

Net income

Net income was $33.9 million, or $1.47 diluted earnings per share, for the year ended September 30, 2024 compared to $23.2 million, or $1.02 diluted earnings per share, for the year ended September 30, 2023.

Year ended September 30, 2023 compared to Year ended September 30, 2022

A comparative discussion of our results of operations and other operating data for the years ended September 30, 2023 and September 30, 2022 is set out in our Annual Report on Form 10-K for the year ended September 30, 2023 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended September 30, 2023 compared to Year ended September 30, 2022.”

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

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Year ended September 30,
	2024	2023
Net income	$33,935	23,243
Interest expense, net	4,176	3,299
Provision for income taxes	8,866	5,127
Depreciation and amortization	30,930	28,906
EBITDA	77,907	60,575
Impairment of long-lived assets and store closing costs	2,547	1,464
Share-based compensation	2,829	1,360
Adjusted EBITDA	$83,283	63,399

Year ended September 30, 2024 compared to Year ended September 30, 2023

EBITDA increased 28.6% to $77.9 million for the year ended September 30, 2024 compared to $60.6 million for the year ended September 30, 2023. EBITDA as a percentage of net sales was 6.3% and 5.3% for the years ended September 30, 2024 and 2023, respectively.

Adjusted EBITDA increased 31.4% to $83.3 million for the year ended September 30, 2024 compared to $63.4 million for the year ended September 30, 2023. Adjusted EBITDA as a percentage of net sales was 6.7% and 5.6% for the years ended September 30, 2024 and 2023, respectively.

Year ended September 30, 2023 compared to Year ended September 30, 2022

A comparative discussion of EBITDA and Adjusted EBITDA for the years ended September 30, 2023 and September 30, 2022 is set out in our Annual Report on Form 10-K for the year ended September 30, 2023 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP financial measures – EBITDA and Adjusted EBITDA.”

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, cash dividends, share repurchases and corporate taxes. As of September 30, 2024, we had $8.9 million in cash and cash equivalents and $72.8 million available for borrowing under our Credit Facility.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program – most recently in May 2024 – and the current program will terminate on May 31, 2026. We did not repurchase any shares of our common stock during the year ended September 30, 2024. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Credit Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

We paid quarterly cash dividends of $0.10 per share of common stock in each quarter of fiscal year 2024 and a special cash dividend of $1.00 per share of common stock in the first quarter of fiscal year 2024. The special cash dividend was funded through available cash and borrowings under our Credit Facility. On November 20, 2024, our Board approved the payment of a quarterly cash dividend of $0.12 per share of common stock, which will be paid on December 18, 2024 to stockholders of record as of the close of business on December 2, 2024.

We plan to continue to open new stores and relocate/remodel existing stores in the future, which may require us to borrow additional amounts under the Credit Facility from time to time. We believe that cash and cash equivalents, together with the cash generated from operations and the borrowing availability under our Credit Facility, will be sufficient to meet our working capital needs and planned capital expenditures, including capital expenditures related to new store needs, repayment of debt, stock repurchases and dividends for the next 12 months and the foreseeable future. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Year ended September 30,
	2024	2023
Net cash provided by operating activities	$73,760	64,606
Net cash used in investing activities	(38,600)	(37,950)
Net cash used in financing activities	(44,631)	(20,353)
Net (decrease) increase in cash and cash equivalents	(9,471)	6,303
Cash and cash equivalents, beginning of year	18,342	12,039
Cash and cash equivalents, end of year	$8,871	18,342

Year ended September 30, 2024 compared to Year ended September 30, 2023

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, impairment of long-lived assets and store closures, share-based compensation, and changes in deferred taxes, and the effect of changes in operating assets and liabilities. Cash provided by operating activities increased $9.2 million, or 14.2%, to $73.8 million for the year ended September 30, 2024 compared to $64.6 million for the year ended September 30, 2023. The increase in cash provided by operating activities was due to an increase in cash provided by net income as adjusted for non-cash items, partially offset by a decrease in cash provided by operating assets and liabilities.

Investing Activities

Net cash used in investing activities increased $0.7 million, or 1.7%, to $38.6 million for the year ended September 30, 2024 compared to $38.0 million for the year ended September 30, 2023. This increase was primarily the result of an increase in property and equipment of $1.0 million, partially offset by a decrease in other intangibles of $0.4 million during the year ended September 30, 2024 compared to the year ended September 30, 2023, and was attributed to the timing of new store openings, relocations/remodels, and software projects under development.

We plan to spend approximately $36.0 million to $44.0 million on capital expenditures during fiscal year 2025 primarily in connection with expected new store openings and store relocations/remodels.

Acquisition of property and equipment not yet paid decreased $2.3 million to $3.7 million in fiscal year 2024 compared to $6.0 million in fiscal year 2023 primarily due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used in financing activities was $44.6 million for the year ended September 30, 2024 compared to $20.4 million for the year ended September 30, 2023. During fiscal year 2024, we paid cash dividends of $31.9 million, including a special cash dividend to stockholders of $22.7 million.

Year ended September 30, 2023 compared to Year ended September 30, 2022

A comparative discussion of operating, investing and financing activities for the years ended September 30, 2023 and September 30, 2022 is set out in our Annual Report on Form 10-K for the year ended September 30, 2023 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Credit Facility

The revolving commitment amount under the Credit Facility is $72.5 million, including a $5.0 million sub-limit for standby letters of credit. We borrowed $35.0 million under a term loan in December 2020 (the Term Loan). As of September 30, 2024, we had fully repaid all remaining amounts outstanding under the Term Loan. Our wholly owned subsidiary, Vitamin Cottage Natural Food Markets, Inc. (the operating company), is the borrower under the Credit Facility, and its obligations under the Credit Facility are guaranteed by us (the holding company) and Vitamin Cottage Two Ltd. Liability Company (VC2). The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow revolving amounts under the Credit Facility at any time prior to the maturity date without premium or penalty. On November 16, 2023, we amended the Credit Facility to: (i) increase our aggregate revolving commitments from $50.0 million to $75.0 million; (ii) extend the maturity date of the revolving commitments under the Credit Facility to November 16, 2028; (iii) permit payment of a one-time cash dividend of up to $25.0 million no later than December 31, 2023; and (iv) increase the Company’s restricted payment capacity by $2.5 million, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $15.0 million during any fiscal year. The aggregate revolving commitment amount will be automatically and permanently reduced by $2.5 million on each anniversary date until the Credit Facility matures on November 16, 2028, unless we have previously exercised our option to reduce the aggregate revolving commitments to a lower amount.

Base rate loans under the Credit Facility bear interest at a fluctuating base rate as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of: (i) the federal funds rate plus 0.50%; (ii) the prime rate; and (iii) Term SOFR plus 1.00%, subject to the applicable interest rate floor, less the lender spread based upon the Company’s consolidated leverage ratio. Term SOFR loans under the Credit Facility bear interest based on Term SOFR for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is also based upon the Company’s consolidated leverage ratio.

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

We had no revolving loan amounts outstanding under the Credit Facility as of September 30, 2024 and 2023. We had no amounts and $7.7 million outstanding under the Term Loan as of September 30, 2024 and 2023, respectively. As of September 30, 2024 and 2023, we had undrawn, issued and outstanding letters of credit of $2.2 million and $1.5 million, respectively, which were reserved against the amount available for borrowing under the Credit Facility. We had $72.8 million and $48.5 million available for borrowing under the Credit Facility as of September 30, 2024 and 2023, respectively.

As of September 30, 2024 and 2023, the Company was in compliance with all covenants under the Credit Facility.

Share Repurchases

Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 14, Stockholders’ Equity, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Goodwill and Indefinite-Lived Intangible Assets

We assess our goodwill and indefinite-lived intangible assets, primarily consisting of trademarks, for possible impairment on an annual basis during our fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. There are significant judgments and estimates within the processes; it is therefore possible that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. The Company has determined that its business, for purposes of impairment evaluation for goodwill and indefinite-lived intangible assets, consists of a single reporting unit. As of September 30, 2024, the Company has recorded no impairment charges related to goodwill and indefinite-lived intangible assets.

Impairment of Long-Lived Assets and Store Closing Costs

We assess our long-lived assets, principally property and equipment, lease assets, and intangible and other assets subject to amortization, primarily internal-use software and implementation costs for software hosting arrangements, respectively, for possible impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. These events or changes primarily include a significant change in current period performance combined with a history of losses and a projection of continuing losses, or a decision to close or relocate a store. The Company assesses the recoverability of the property and equipment and lease assets at the individual store level, and the intangible and other assets at the consolidated entity level. If the carrying value of such assets over their respective remaining lives is not recoverable through projected undiscounted future cash flows, impairment is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on either: (i) discounted future cash flows; (ii) an appropriate third-party market appraisal; or (iii) other valuation technique.

Our judgment regarding events or changes in circumstances that indicate the asset’s carrying value may not be recoverable is based on several factors such as historical and forecasted operating results, significant industry trends and other economic factors. Further, determining whether an impairment exists requires that we use estimates and assumptions in calculating the future undiscounted cash flows expected to be generated by the assets. These estimates and assumptions look several years into the future and include assumptions on future store revenue growth, potential impact of operational changes, competitive factors, inflation and the economy. Application of alternative assumptions could produce materially different results.

If the Company commits to a plan to dispose of a long-lived asset before the end of its previously estimated useful life, its estimated cash flows and remaining useful life are revised accordingly, and the Company may be required to record an asset impairment write-down. Additionally, related liabilities arise, such as severance, contractual obligations and other accruals associated with store closings from decisions to dispose of assets. The Company estimates these liabilities based on the facts and circumstances in existence for each restructuring decision. The amounts the Company will ultimately realize or disburse could differ from the amounts assumed in arriving at the asset impairment and restructuring charge recorded.

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

Since the rate implicit in the Company’s lease agreements is typically not determinable, the Company uses an estimated incremental borrowing rate, which is derived from third-party lenders, to determine the present value of lease payments. We use other observable market data to evaluate the appropriateness of the rate derived from the lenders. The estimated incremental borrowing rate is based on the borrowing rate for a secured loan with a term similar to the expected term of the lease.

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

●

minimum lease term that includes contractual lease periods and may also include the exercise of renewal options if the exercise of the option is determined to be reasonably certain or where failure to exercise such options would result in an economic penalty. The minimum lease term is used as a factor in determining whether the lease is accounted for as an operating lease or a finance lease and in determining the period over which to depreciate the finance lease asset; and

●

incremental borrowing rate which is estimated based on treasury rates for debt with maturities comparable to the minimum lease term and our credit spread and other premiums. The incremental borrowing rate is used as a factor in determining the present value of the minimum lease payments which is then used in determining whether the lease is accounted for as an operating lease or finance lease, as well as for allocating our rental payments on operating and finance leases between interest expense and a reduction of the outstanding obligation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate changes of our long-term debt. We do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to our Credit Facility. As of September 30, 2024, no amounts were outstanding under our Credit Facility. Our Credit Facility carries floating interest rates that are tied to the Term SOFR rate, and therefore, our statements of income and our cash flows are exposed to changes in interest rates. Based upon a sensitivity analysis at September 30, 2024, a hypothetical 100 basis point change in interest rates would change our annual interest expense by $0.3 million for the year ended September 30, 2024.

Item 8. Financial Statements and Supplementary Data.

Natural Grocers by Vitamin Cottage, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Natural Grocers by Vitamin Cottage, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 12, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Impairment of Long-Lived Assets

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company reviews its long-lived assets for possible impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets at an asset group level by determining whether the carrying value of such assets can be recovered through projected undiscounted future cash flows over the assets’ respective remaining lives. As of September 30, 2024, the Company’s long-lived assets included property and equipment, operating lease assets, and finance lease assets of $178.6 million, $275.1 million, and $40.8 million, respectively.

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
December 12, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Natural Grocers by Vitamin Cottage, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Natural Grocers by Vitamin Cottage, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated December 12, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
December 12, 2024

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$8,871	18,342
Accounts receivable, net	12,610	10,797
Merchandise inventory	120,672	119,260
Prepaid expenses and other current assets	4,905	4,151
Total current assets	147,058	152,550
Property and equipment, net	178,609	169,060
Other assets:
Operating lease assets, net	275,111	287,941
Finance lease assets, net	40,752	45,110
Other assets	458	395
Goodwill and other intangible assets, net	13,488	14,129
Total other assets	329,809	347,575
Total assets	$655,476	669,185
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$88,397	80,675
Accrued expenses	35,847	33,064
Term loan, current portion	—	1,750
Operating lease obligations, current portion	35,926	34,850
Finance lease obligations, current portion	3,960	3,690
Total current liabilities	164,130	154,029
Long-term liabilities:
Term loan, net of current portion	—	5,938
Operating lease obligations, net of current portion	263,404	276,808
Finance lease obligations, net of current portion	43,217	47,142
Deferred income tax liabilities, net	10,471	14,427
Total long-term liabilities	317,092	344,315
Total liabilities	481,222	498,344
Commitments (Notes 12 and 19)
Stockholders’ equity:
Common stock, $0.001 par value. 50,000,000 shares authorized, 22,888,540 and 22,745,412 shares issued at September 30, 2024 and 2023, respectively, and 22,888,540 and 22,738,915 shares outstanding at September 30, 2024 and 2023, respectively	23	23
Additional paid-in capital	60,327	59,013
Retained earnings	113,904	111,871
Common stock in treasury at cost, 6,497 shares at September 30, 2023	—	(66)
Total stockholders’ equity	174,254	170,841
Total liabilities and stockholders’ equity	$655,476	669,185

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Year ended September 30,
	2024	2023	2022
Net sales	$1,241,585	1,140,568	1,089,625
Cost of goods sold and occupancy costs	876,775	813,637	784,744
Gross profit	364,810	326,931	304,881
Store expenses	277,396	257,282	242,057
Administrative expenses	38,715	35,973	31,562
Pre-opening expenses	1,722	2,007	1,107
Operating income	46,977	31,669	30,155
Interest expense, net	(4,176)	(3,299)	(2,371)
Income before income taxes	42,801	28,370	27,784
Provision for income taxes	(8,866)	(5,127)	(6,419)
Net income	$33,935	23,243	21,365

Net income per share of common stock:
Basic	$1.49	1.02	0.94
Diluted	$1.47	1.02	0.94
Weighted average number of shares of common stock outstanding:
Basic	22,774,825	22,725,088	22,666,773
Diluted	23,083,903	22,834,316	22,816,614

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended September 30,
	2024	2023	2022
Operating activities:
Net income	$33,935	23,243	21,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,930	28,906	27,906
Loss on impairment of long-lived assets and store closing costs	2,102	1,268	2,920
Loss on disposal of property and equipment	10	379	78
Share-based compensation	2,829	1,360	1,186
Deferred income tax (benefit) expense	(3,955)	(1,475)	609
Non-cash interest expense	17	19	22
Other	(160)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(1,790)	315	(2,973)
Income tax receivable	252	378	(631)
Merchandise inventory	(1,412)	(5,504)	(13,210)
Prepaid expenses and other assets	(1,069)	(128)	(1,025)
Operating lease assets	33,446	33,067	31,895
(Decrease) increase in:
Operating lease liabilities	(34,197)	(33,899)	(29,044)
Accounts payable	10,039	10,350	447
Accrued expenses	2,783	6,327	148
Net cash provided by operating activities	73,760	64,606	39,693
Investing activities:
Acquisition of property and equipment	(37,541)	(36,568)	(28,038)
Acquisition of other intangibles	(1,139)	(1,525)	(3,406)
Proceeds from sale of property and equipment	37	107	21
Proceeds from property insurance settlements	43	36	280
Net cash used in investing activities	(38,600)	(37,950)	(31,143)
Financing activities:
Borrowings under revolving loans	604,200	531,100	129,000
Repayments under revolving loans	(604,200)	(531,100)	(129,000)
Repayments under term loan	(7,688)	(8,000)	(8,000)
Finance lease obligation payments	(3,610)	(2,779)	(2,719)
Dividends to shareholders	(31,866)	(9,089)	(9,067)
Repurchase of common stock	—	(181)	—
Payments of deferred financing costs	(18)	—	—
Payments on withholding tax for restricted stock unit vesting	(1,449)	(304)	(403)
Net cash used in financing activities	(44,631)	(20,353)	(20,189)
Net (decrease) increase in cash and cash equivalents	(9,471)	6,303	(11,639)
Cash and cash equivalents, beginning of year	18,342	12,039	23,678
Cash and cash equivalents, end of year	$8,871	18,342	12,039
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,216	1,305	627
Cash paid for interest on financing lease obligations, net of capitalized interest of $338, $318 and $313, respectively	1,939	2,002	1,801
Income taxes paid	13,581	5,048	7,012
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$3,679	6,016	6,965
Acquisition of other intangibles not yet paid	22	3	12
Property acquired through operating lease obligations	22,317	15,274	24,429
Property acquired through finance lease obligations	(45)	5,724	9,625

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2024, 2023 and 2022

(Dollars in thousands, except per share data)

	Common stock –$0.001 par		Additional			Total
	value		paid-in	Retained	Treasury	stockholders’
	Shares outstanding	Amount	capital	earnings	stock	equity
Balances at September 30, 2021	22,620,417	$23	$57,289	$85,419	$—	$142,731
Net income	—	—	—	21,365	—	21,365
Share-based compensation	—	—	783	—	—	783
Issuance of common stock	69,771	—	—	—	—	—
Cash dividends	—	—	—	(9,067)	—	(9,067)
Balances at September 30, 2022	22,690,188	23	58,072	97,717	—	155,812
Net income	—	—	—	23,243	—	23,243
Share-based compensation	—	—	941	—	115	1,056
Issuance of common stock	66,725	—	—	—	—	—
Repurchase of common stock	(17,998)	—	—	—	(181)	(181)
Cash dividends	—	—	—	(9,089)	—	(9,089)
Balances at September 30, 2023	22,738,915	23	59,013	111,871	(66)	170,841
Net income	—	—	—	33,935	—	33,935
Share-based compensation	—	—	1,314	—	66	1,380
Issuance of common stock	149,625	—	—	—	—	—
Adoption of accounting standard	—	—	—	(36)	—	(36)
Cash dividends	—	—	—	(31,866)	—	(31,866)
Balances at September 30, 2024	22,888,540	$23	$60,327	$113,904	$—	$174,254

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, dietary supplements and body care products. The Company operated 169 retail stores as of September 30, 2024, including 46 stores in Colorado, 23 in Texas, 14 in Oregon, 12 in Arizona, eight in each of Kansas and Utah, seven in Missouri, six in each of Idaho, Iowa, New Mexico and Oklahoma, five in Washington, four in each of Montana and Nevada, three in each of Arkansas, Nebraska and North Dakota, two in Wyoming, and one in each of Louisiana, Minnesota, and South Dakota. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 165 stores as of September 30, 2023.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to valuation of inventories, useful lives of long-lived assets for depreciation and amortization, impairment of goodwill, indefinite-lived intangible assets, and long-lived assets, lease assumptions, allowances for self-insurance reserves, deferred tax assets and liabilities, and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Segment Information

The Company has a single reporting segment: natural and organic retail stores.

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

Accounts Receivable, Net

Accounts receivable consists primarily of receivables from vendors for certain promotional programs, magazine advertising and other miscellaneous receivables and are presented net of any allowances for credit losses. Accounts receivable also includes receivables from landlords for tenant improvement allowances. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for credit losses is calculated based on historical experience, current conditions, and reasonable and supportable forecasts about the future. Allowance for credit losses totaled $0.2 million as of September 30, 2024 and 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of investments in cash and cash equivalents. The Company’s cash and cash equivalent account balances, which are held in major financial institutions, exceeded the Federal Deposit Insurance Corporation’s federally insured limits by approximately $7.7 million as of September 30, 2024.

Vendor Concentration

For each of the years ended September 30, 2024 and 2023, purchases from the Company’s largest vendor and its subsidiaries represented approximately 68% of all product purchases made during such periods. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

Merchandise Inventory

Merchandise inventory consists of goods held for sale. The cost of inventory includes certain costs associated with the preparation of inventory for sale, including inventory overhead costs. Merchandise inventory is carried at the lower of cost or net realizable value. Cost is determined using the weighted average cost method.

Property and Equipment, Net

Depreciable property and equipment assets, which primarily consist of leasehold and building improvements, fixtures and equipment, and buildings, are stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful life of the relevant asset. For land improvements and leasehold and building improvements, depreciation is recorded over the shorter of the assets’ useful lives or related lease terms. Maintenance and repairs that neither add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains and losses on disposition of property and equipment are included in store expenses in the year of disposition, and primarily relate to store relocations and closures.

The Company capitalizes certain costs, including internal staff compensation and interest, if applicable, as part of the historical costs of buildings and leasehold and building improvements.

Definite-Lived Intangibles and Other Assets

Intangible assets with finite lives, principally internal-use software, are amortized on a straight-line basis over their estimated useful lives. The Company evaluates the reasonableness of the useful lives of these intangibles at least annually. Other assets subject to amortization, primarily implementation costs for software hosting arrangements, are amortized on a straight-line basis over the expected remaining term of the related software hosting arrangement. The Company capitalizes certain costs, including internal staff compensation and interest, if applicable, incurred with implementing, developing and/or obtaining internal-use software and implementing software hosting arrangements. Any costs that do not meet capitalization criteria are expensed as incurred.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, principally property and equipment, lease assets, and intangible and other assets subject to amortization, for possible impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. These events or changes primarily include a significant change in current period performance combined with a history of losses and a projection of continuing losses, or a decision to close or relocate a store. The Company assesses the recoverability of the property and equipment and lease assets at the individual store level, and the intangible and other assets at the consolidated entity level. If the carrying value of such assets over their respective remaining lives is not recoverable through projected undiscounted future cash flows, impairment is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on either: (i) discounted future cash flows; (ii) an appropriate third-party market appraisal; or (iii) other valuation technique. In performing these analyses, the Company considers factors such as historic and forecasted operating results, trends and future prospects, current market values, significant industry trends, and other economic and regulatory factors. For the years ended September 30, 2024, 2023 and 2022, the Company recorded impairment charges related to long-lived assets of $2.2 million, $1.3 million and $2.9 million, respectively.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangibles, primarily consisting of trademarks, are not amortized; rather, they are tested for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company has determined that its business, for purposes of impairment evaluation for goodwill and indefinite-lived intangible assets, consists of a single reporting unit. As of September 30, 2024, the Company has recorded no impairment charges related to goodwill or indefinite-lived intangibles.

Deferred Financing Costs

Certain costs incurred with borrowings or establishment of credit facilities are deferred. These costs are amortized over the life of the credit facility using the straight-line method.

Leases

The Company leases retail stores, a bulk food repackaging facility and distribution center, and administrative offices under long-term operating or finance leases. These leases include scheduled increases in minimum rents and renewal provisions at the option of the Company. The lease term for accounting purposes commences with the date the Company takes possession of the space and ends on the later of the primary lease term or the expiration of any renewal periods that are deemed to be reasonably certain. The Company recognizes a lease asset and corresponding lease liability for all leases with terms greater than 12 months, with the recognition, measurement, and presentation of lease expenses dependent on whether the lease is classified as an operating or finance lease.

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

Self-Insurance

The Company is self-insured for certain losses, liabilities and employee benefit costs. Stop-loss coverages or deductibles mitigate the Company’s exposure to any significant level of claims. Self-insured losses are accrued based upon the Company’s estimates of the aggregate claims incurred but not reported using analyses of actual claims, historical claims experience and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from the Company’s assumptions.

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

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs includes the cost of inventory sold during the period net of discounts and allowances, as well as, distribution, shipping and handling costs, store occupancy costs and costs of the bulk food repackaging facility and distribution center. The amount shown is net of various rebates from third-party vendors in the form of quantity discounts and payments. Vendor consideration associated with product discounts is recorded as a reduction in the cost of the product. Store occupancy costs include operating lease expense, common area maintenance and real estate taxes. Store occupancy costs do not include any lease expense amounts for the store leases classified as finance leases.

Store Expenses

Store expenses consist of store-level expenses such as salaries, benefits and share-based compensation, supplies, utilities, depreciation (including depreciation for lease assets related to finance leases), gain or loss on disposal of assets, long-lived asset impairment charges, store closing costs, and other related expenses associated with operations support. Store expenses also include purchasing support services and advertising and marketing costs.

Administrative Expenses

Administrative expenses consist of salaries, benefits and share-based compensation, rent and other occupancy costs, depreciation, office supplies, hardware and software expenses, professional services expenses, and other general and administrative expenses.

Pre-Opening Expenses

Costs associated with the opening of new stores or relocating/remodeling existing stores are expensed as incurred.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in store expenses and pre-opening expenses in the consolidated statements of income. Total advertising and marketing expenses for the years ended September 30, 2024, 2023 and 2022 were $7.9 million, $6.9 million and $6.2 million, respectively, net of vendor reimbursements of $7.9 million, $7.1 million and $6.3 million for the years ended September 30, 2024, 2023 and 2022, respectively.

Share-Based Compensation

The Company adopted the 2012 Omnibus Incentive Plan in connection with its initial public offering on July 25, 2012. Restricted stock units are granted at the market price of the Company’s common stock on the date of grant and expensed over the applicable vesting period.

The excess tax benefits for recognized compensation costs are reported as a credit to income tax expense and as operating cash flows when such excess tax benefits are realized by a reduction to current taxes payable.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments - Credit Losses,” Accounting Standards Codification (ASC) Topic 326, “Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), subsequently amended by various standard updates. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when determining credit loss estimates. ASU 2016-13 also requires financial assets to be measured net of expected credit losses at the time of initial recognition. ASU 2019-10, issued in November 2019, delayed the effective date of ASU 2016-13 for smaller reporting companies such as the Company. The Company adopted ASU 2016-13 effective October 1, 2023 by recognizing the cumulative effect of initially applying the new credit loss standard as an adjustment to the opening balance of retained earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements for the year ended September 30, 2024.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” Topic 848, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04), which was subsequently amended by a standard update in December 2022. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. As amended, the guidance only applies to modifications made prior to December 31, 2024. On December 15, 2022, the Company amended the Credit Facility (as defined in Note 11 below) to, among other things, replace the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on the Secured Overnight Financing Rate (SOFR). The Company elected to apply ASU 2020-04’s amendments for contract modifications during the first quarter of the year ending September 30, 2023. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements for the year ended September 30, 2023.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes,” Topic 740, “Simplifying the Accounting for Income Taxes” (ASU 2019-12). The new guidance simplified the accounting for income taxes by removing certain exceptions to the general principles and also simplified areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements, and interim recognition of enactment of tax laws or rate changes. The provisions of ASU 2019-12 were effective for the Company’s first quarter of the year ended September 30, 2022. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements for the year ended September 30, 2022.

Recent Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, “Common Control Arrangements,” ASC Topic 842, “Leases” (ASU 2023-01). Issue 1, Terms and Conditions to Be Considered, of ASU 2023-01 is not applicable to public entities. Issue 2, Accounting for Leasehold Improvements, of ASU 2023-01 requires leasehold improvements associated with common control leases to be amortized over the useful life of the improvements and certain disclosures when the useful life of leasehold improvements to the common control group exceeds the related lease term. The provisions of ASU 2023-01, Issue 2, will be effective for the Company’s first quarter of the year ending September 30, 2025. The Company expects that these provisions will not have an impact on its consolidated financial statements upon adoption.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” ASC Topic 280, “Segment Reporting” (ASU 2023-07). The ASU 2023-07 provisions require enhanced disclosures primarily about significant segment expenses. In addition, the provisions enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The provisions of ASU 2023-07 will be effective for the Company’s year ending September 30, 2025. Early adoption is permitted. The Company expects that the adoption of these provisions will have an impact on its single segment disclosures.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” ASC Topic 740, “Income Taxes” (ASU 2023-09). The ASU 2023-09 provisions require entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items equal to or greater than 5% of the statutory income tax rate amount. ASU 2023-09 also requires that entities disclose on an annual basis information about the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5% of total income taxes paid. In addition, ASU 2023-09 eliminates some disclosures relating to estimates of the change in unrecognized tax benefits reasonably possible within 12 months. The provisions of ASU 2023-09 will be effective for the Company’s year ending September 30, 2026. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” ASC Subtopic 220-40, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” (ASU 2024-03). The ASU 2024-03 provisions require entities, on both an interim and annual basis, to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption of the entity’s income statement, and disclose a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively. In addition, ASU 2024-03 requires the disclosure of the total amount of selling expenses and certain other items. The provisions of ASU 2024-03 will be effective for the Company’s year ending September 30, 2028. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

No other new accounting pronouncements issued or effective prior to the filing of this Form 10-K had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

As of September 30, 2024 and 2023, the balance of contract liabilities related to unredeemed gift cards was $1.5 million. Revenue for the year ended September 30, 2024 includes $0.6 million that was included in the contract liability balance of unredeemed gift cards at September 30, 2023.

Rewards program points are accrued as deferred revenue at the retail value per point, net of estimated breakage based on historical redemption rates experienced within the rewards program. Rewards points are forfeited at the end of each calendar year.

The following table disaggregates the Company’s revenue by product category for the years ended September 30, 2024, 2023 and 2022, dollars in thousands and as a percentage of net sales:

	Year ended September 30,
	2024		2023		2022
Grocery	$878,263	71%	796,241	70	759,328	70
Dietary supplements	243,953	20	235,714	21	227,220	21
Body care, pet care and other	119,369	9	108,613	9	103,077	9
	$1,241,585	100%	1,140,568	100	1,089,625	100

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

The following table presents the Company’s basic and diluted EPS for the years ended September 30, 2024, 2023 and 2022, dollars in thousands, except per share data:

	Year ended September 30,
	2024	2023	2022
Net income	$33,935	23,243	21,365
Weighted average number of shares of common stock outstanding	22,774,825	22,725,088	22,666,773
Effect of dilutive securities	309,078	109,228	149,841
Weighted average number of shares of common stock outstanding including the effect of dilutive securities	23,083,903	22,834,316	22,816,614

Basic earnings per share	$1.49	1.02	0.94
Diluted earnings per share	$1.47	1.02	0.94

There were 27,944, 62,752 and 43,542 non-vested restricted stock units for the years ended September 30, 2024, 2023 and 2022, respectively, excluded from the calculation of diluted EPS as they are antidilutive.

5. Fair Value Measurements

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value. The framework establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and market participant’s assumptions (unobservable inputs). Non-financial assets, such as goodwill, indefinite-lived intangibles and long-lived assets, are accounted for at fair value on a non-recurring basis. These items are tested for impairment on the occurrence of a triggering event or, in the case of goodwill and indefinite-lived intangibles, at least on an annual basis.

During fiscal year 2024, long-lived assets with an aggregate carrying value of $6.1 million were written down to their fair value of $3.9 million, resulting in asset impairment charges of $2.2 million. During fiscal year 2023, long-lived assets with an aggregate carrying value of $5.9 million were written down to their fair value of $4.6 million, resulting in asset impairment charges of $1.3 million. During fiscal year 2022, long-lived assets with an aggregate carrying value of $7.4 million were written down to their fair value of $4.5 million, resulting in asset impairment charges of $2.9 million. The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those assets and liabilities.

6. Property and Equipment

The Company had the following property and equipment balances as of September 30, 2024 and 2023, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2024	2023
Construction in process	n/a			$5,758	15,221
Land	n/a			6,746	6,746
Buildings	16	–	40	60,556	46,412
Land improvements	1	–	24	2,324	2,112
Leasehold and building improvements	1	–	25	185,045	173,407
Fixtures and equipment	5	–	7	167,060	157,710
Computer hardware and software	3	–	5	30,622	27,080
				458,111	428,688
Less accumulated depreciation and amortization				(279,502)	(259,628)
Property and equipment, net				$178,609	169,060

Total costs capitalized for qualifying construction projects of leasehold and building improvements included $0.4 million, $0.5 million and $0.4 million for the years ended September 30, 2024, 2023 and 2022, respectively, related to internal staff compensation. Depreciation expense related to capitalized internal staff compensation was $0.7 million, $0.7 million and $0.6 million for the years ended September 30, 2024, 2023 and 2022, respectively. Capitalized interest costs were $0.3 million for each of the years ended September 30, 2024, 2023 and 2022.

Depreciation and amortization expense for the years ended September 30, 2024, 2023 and 2022 is summarized as follows, dollars in thousands:

	Year ended September 30,
	2024	2023	2022
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$737	1,083	1,029
Depreciation and amortization expense included in store expenses	28,341	25,770	25,257
Depreciation and amortization expense included in administrative expenses	1,667	1,607	1,410
Depreciation and amortization expense included in pre-opening expenses	185	446	210
Total depreciation and amortization expenses	$30,930	28,906	27,906

7. Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, lease assets, and intangible and other assets subject to amortization, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the property and equipment and lease assets at the individual store level, and the intangible and other assets subject to amortization at the consolidated entity level. If the carrying value of such assets over their respective remaining lives is not recoverable through projected undiscounted future cash flows, the Company measures the amount of impairment based on either: (i) discounted future cash flows; (ii) an appropriate third-party market appraisal; or (iii) other valuation technique. In performing these analyses, the Company considers factors such as historic and forecasted operating results, trends and future prospects, current market values, significant industry trends, and other economic and regulatory factors.

As of September 30, 2024 and 2023, the Company had property and equipment assets of $178.6 million and $169.1 million, respectively, operating lease assets of $275.1 million and $287.9 million, respectively, finance lease assets of $40.8 million and $45.1 million, respectively, intangible assets subject to amortization of $7.9 million and $8.5 million, respectively, and other assets subject to amortization of $0.2 million and none, respectively. In fiscal years 2024, 2023 and 2022, the Company concluded, as a result of its review for potential long-lived asset impairments, that certain long-lived assets were impaired. The Company recorded impairments of $2.2 million, $1.3 million and $2.9 million for the years ended September 30, 2024, 2023 and 2022, respectively.

8. Other Assets

Other assets as of September 30, 2024 and 2023, are summarized as follows, dollars in thousands:

	Useful lives	As of September 30,
	(in years)	2024	2023
Amortizable other assets:
Implementation costs for software hosting arrangement	4	$171	—
Less accumulated amortization		(—)	(—)
Amortizable other assets, net		171	—
Deposits	n/a	158	186
Deferred sublease rents	n/a	127	207
Other	n/a	2	2
Total other assets		$458	395

9. Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2024 and 2023, are summarized as follows, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2024	2023
Amortizable intangible assets:
Other intangibles	0.5	-	7	$14,866	13,207
Less accumulated amortization				(7,034)	(5,326)
Amortizable intangible assets, net				7,832	7,881
Other intangibles in process				50	643
Trademarks	Indefinite			389	389
Deferred financing costs, net	3	-	8	19	18
Total other intangibles, net				8,290	8,931
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$13,488	14,129

Amortization expense was $1.7 million, $1.5 million and $0.7 million for the years ended September 30, 2024, 2023 and 2022, respectively.

Future aggregate amortization expense associated with intangible assets for the fiscal years subsequent to 2024 is estimated to be approximately as follows, dollars in thousands:

Fiscal year	Amortization expense
2025	$1,857
2026	1,755
2027	1,597
2028	1,406
2029	1,270
Thereafter	16
Total amortization expense	$7,901

Capitalized costs for internal-use software implementation and development were $1.1 million, $1.1 million and $3.1 million for the years ended September 30, 2024, 2023 and 2022, respectively, primarily due to capitalization of costs incurred related to external consultants.

10. Accrued Expenses

The composition of accrued expenses as of September 30, 2024 and 2023 is summarized as follows, dollars in thousands:

	As of September 30,
	2024	2023
Payroll and employee-related expenses	$21,874	17,719
Accrued property, sales and use tax payable	9,607	9,844
Accrued marketing expenses	413	466
Deferred revenue	1,895	1,866
Other	2,058	3,169
Total accrued expenses	$35,847	33,064

11. Debt

Credit Facility

The Company is party to a credit facility originally entered into on January 28, 2016, as subsequently amended, consisting of a revolving loan facility and, prior to its repayment in September 2024, a $35.0 million term loan (the Term Loan and, collectively, the Credit Facility). As of September 30, 2024, the Company had fully repaid all remaining amounts outstanding under the Term Loan. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. At September 30, 2024, the revolving commitment amount under the Credit Facility was $75.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow revolving amounts under the Credit Facility at any time prior to the maturity date without premium or penalty. The revolving commitments under the Credit Facility mature on November 16, 2028. Base rate loans under the Credit Facility bear interest at a fluctuating base rate, as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of: (i) the federal funds rate plus 0.50%; (ii) the prime rate; and (iii) Term SOFR plus 1.00%, subject to the applicable interest rate floor, less the lender spread based upon the Company’s consolidated leverage ratio. Term SOFR borrowings under the Credit Facility bear interest based on Term SOFR for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is based upon the Company’s consolidated leverage ratio.

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

On November 16, 2023, the Company amended the Credit Facility to: (i) increase its aggregate revolving commitments from $50.0 million to $75.0 million; (ii) extend the maturity date of the revolving commitments under the Credit Facility to November 16, 2028; (iii) permit payment of a one-time cash dividend of up to $25.0 million by no later than December 31, 2023; and (iv) increase the Company’s restricted payment capacity by $2.5 million, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $15.0 million during any fiscal year. The aggregate revolving commitment amount will be automatically and permanently reduced by $2.5 million on each anniversary date until the Credit Facility matures on November 16, 2028, unless the Company has previously exercised its option to reduce the aggregate revolving commitments to a lower amount.

The Company had no revolving loan amounts outstanding under the Credit Facility as of September 30, 2024 and 2023. The Company had no amounts and $7.7 million outstanding under the Term Loan as of September 30, 2024 and 2023, respectively. The Company had undrawn, issued and outstanding letters of credit of $2.2 million and $1.5 million as of September 30, 2024 and 2023, respectively, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $72.8 million and $48.5 million available for borrowing under the Credit Facility as of September 30, 2024 and 2023, respectively.

As of September 30, 2024 and 2023, the Company was in compliance with all covenants under the Credit Facility.

Lease Obligations

The Company had 24 leases that were classified as finance leases as of September 30, 2024 and 2023. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $4.5 million, $3.6 million and $2.7 million for the years ended September 30, 2024, 2023 and 2022, respectively. Interest expense relates primarily to interest on finance lease obligations and the Credit Facility. The Company capitalized interest of $0.3 million for each of the years ended September 30, 2024, 2023 and 2022.

12. Leases

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

Since the rate implicit in the Company’s lease agreements is typically not determinable, the Company uses an estimated incremental borrowing rate, which is derived from third-party lenders, to determine the present value of lease payments. The Company uses other observable market data to evaluate the appropriateness of the rate derived from the lenders. The estimated incremental borrowing rate is based on the borrowing rate for a secured loan with a term similar to the expected term of the lease.

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

The Company subleases certain real estate or portions thereof to third parties. Such subleases have all been classified as operating leases. Remaining sublease terms extend through fiscal year 2034. Although some sublease arrangements provide renewal options, the exercise of sublease renewal options is at the sole discretion of the subtenant. The Company recognizes sublease income on a straight-line basis.

The Company has four operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 15). The leases began at various times, with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases have been approved by our audit committee in accordance with our related party transaction policy. As of September 30, 2024, these leases accounted for $7.6 million of operating lease assets and $7.7 million of operating lease liabilities, of which $0.9 million was current, and are included in the disclosures below. Lease expense is recognized on a straight-line basis and was $1.2 million, $1.2 million and $1.3 million for the years ended September 30, 2024, 2023 and 2022, respectively.

The components of total lease cost for the years ended September 30, 2024, 2023 and 2022 were as follows, dollars in thousands:

		Year ended September 30,
Lease cost	Classification	2024	2023	2022
Operating lease cost:
	Cost of goods sold and occupancy costs	$43,958	43,913	42,979
	Store expenses	461	319	337
	Administrative expenses	402	327	309
	Pre-opening expenses	420	269	275
Finance lease cost:
Depreciation of lease assets	Store expenses	4,128	3,746	3,832
	Pre-opening expenses	185	446	210
Interest on lease liabilities	Interest expense, net	2,052	1,837	1,896
	Pre-opening expenses	225	482	218
Short-term lease cost	Store expenses	3,333	3,071	2,900
Variable lease cost	Cost of goods sold and occupancy costs (1)	6,658	6,429	5,851
Sublease income	Store expenses	(308)	(323)	(302)
Total lease cost		$61,514	60,516	58,505

(1) Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the years ended September 30, 2024, 2023 and 2022 was as follows, dollars in thousands:

	Year ended September 30,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45,992	45,661	41,050
Operating cash flows from finance leases	2,277	2,320	2,114
Financing cash flows from finance leases	3,610	2,779	2,719
Lease assets obtained in exchange for new lease liabilities:
Operating leases	22,317	15,274	24,429
Finance leases	(45)	5,724	9,625

Additional information related to the Company’s leases as of September 30, 2024 and 2023 was as follows:

	As of September 30,
	2024	2023
Weighted-average remaining lease term (in years):
Operating leases	9.9	10.3
Finance leases	13.6	14.2
Weighted-average discount rate:
Operating leases	4.1%	3.8
Finance leases	4.8%	4.9

During the years ended September 30, 2024 and 2023, the Company paid $0.3 million and $0.2 million in lease termination costs, respectively, to early terminate the leases associated with stores that closed in prior fiscal years. As a result of these lease terminations, the Company wrote off $0.4 million and $0.1 million in operating lease assets and $0.6 million and $0.2 million in operating lease liabilities and recorded losses of $0.2 million and $0.1 million during the years ended September 30, 2024 and 2023, respectively.

Future lease payments under non-cancellable leases as of September 30, 2024 were as follows, dollars in thousands:

Fiscal year	Operating leases	Finance leases	Total
2025	$47,092	6,051	53,143
2026	44,742	6,093	50,835
2027	43,320	6,138	49,458
2028	40,514	5,053	45,567
2029	36,176	3,905	40,081
Thereafter	155,164	37,026	192,190
Total future undiscounted lease payments	367,008	64,266	431,274
Less imputed interest	(67,678)	(17,089)	(84,767)
Total reported lease liability	299,330	47,177	346,507
Less current portion	(35,926)	(3,960)	(39,886)
Noncurrent lease liability	$263,404	43,217	306,621

At September 30, 2024, the Company had no signed leases whose terms had not yet commenced.

Future minimum rental commitments and sublease rental income under the terms of the Company’s operating and finance leases were as follows as of September 30, 2024, dollars in thousands:

Fiscal year	Third parties	Related parties	Sublease rental income	Total leases
2025	$51,925	1,218	(300)	52,843
2026	49,695	1,140	(277)	50,558
2027	48,612	846	(210)	49,248
2028	44,837	730	(87)	45,480
2029	39,339	742	(49)	40,032
Thereafter	186,848	5,342	(188)	192,002
Total payments	$421,256	10,018	(1,111)	430,163

Total rent expense, including common area expenses and warehouse rent, totaled $58.4 million, $58.4 million and $56.0 million for the years ended September 30, 2024, 2023 and 2022, respectively. In addition, $0.4 million, $0.3 million and $0.3 million is included in pre-opening expense associated with rent expense for stores prior to their opening date for the years ended September 30, 2024, 2023 and 2022, respectively.

13. Share-Based Compensation

The Company adopted the 2012 Omnibus Incentive Plan (as amended, the Plan) on July 17, 2012. Restricted stock unit awards granted pursuant to the Plan, if they vest, are settled in new shares of the Company’s common stock or shares of common stock held in treasury. At the adoption of the Plan, there were 1,090,151 shares of common stock available for issuance or delivery under the Plan. In March 2019, the Company’s stockholders approved a proposal to amend the Plan to: (i) increase the number of shares of common stock reserved for issuance thereunder by 600,000 shares and (ii) extend its term by five years. In March 2024, the Company’s stockholders approved a proposal to amend the Plan to: (i) increase the number of shares of common stock reserved for issuance thereunder by 600,000 shares and (ii) extend its term by five years. As of September 30, 2024, 801,220 shares of common stock remain available for grants under the Plan. The Plan provides for awards of options, stock appreciation rights, stock grants, restricted stock units, other share-based awards and cash-based incentive awards to officers, members of the Board, certain employees who are not named executive officers and consultants. As of September 30, 2024, restricted stock units had been granted under the Plan, at no out-of-pocket cost to officers, Board members and key employees. These restricted stock units generally vest, subject to requisite service requirements, annually in installments over a five-year period or in full following a three-year period. The award recipients are not entitled to cash dividends or to vote with regard to non-vested restricted stock units, and the units are subject to forfeiture during the vesting period. Restricted stock units are granted at the market price of the Company’s stock on the date of grant and are expensed on a straight-line basis over the vesting period.

The shares of non-vested restricted stock units as of September 30, 2024 were as follows:

	Shares	Weighted average grant date fair value
Non-vested as of September 30, 2022	330,794	$10.68
Granted	195,067	11.74
Forfeited	(17,213)	11.16
Vested	(93,698)	10.41
Non-vested as of September 30, 2023	414,950	11.28
Granted	151,544	13.38
Forfeited	(20,392)	11.65
Vested	(208,152)	12.37
Non-vested as of September 30, 2024	337,950	12.19

During the year ended September 30, 2024, the Company accelerated the vesting of certain restricted stock units, making them fully vested for two grantees, resulting in incremental share-based compensation expense of $0.4 million.

In addition, during the year ended September 30, 2024, the Company awarded fully vested stock grants totaling 1,600 shares of the Company’s common stock to 17 employees who were not named executive officers.

Share-based compensation expense for restricted stock unit awards to certain employees who are not named executive officers was $2.1 million, $0.9 million and $0.8 million for the years ended September 30, 2024, 2023 and 2022, respectively. Share-based compensation expense for restricted stock unit awards to one named executive officer was $0.5 million, $0.3 million and $0.2 million for the years ended September 30, 2024, 2023 and 2022, respectively.

 Each independent member of the Board receives an annual grant of restricted stock units equal to $60,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant). Such grants are made each year on the date of the Company’s annual meeting of stockholders, or on a pro rata basis in the case of a mid-year appointment. Share-based compensation expense for the Company’s awards to its Board members was $0.2 million for each of the years ended September 30, 2024, 2023 and 2022.

The Company recorded total share-based compensation expense before income taxes of $2.8 million, $1.4 million and $1.2 million for the years ended September 30, 2024, 2023 and 2022, respectively. The share-based compensation expense is included in cost of goods sold and occupancy costs, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the applicable officer, Board member or key employee’s compensation expense is presented. The Company realized a tax benefit from share-based compensation of $0.6 million, less than $0.1 million and $0.1 million for the years ended September 30, 2024, 2023 and 2022, respectively.

As of September 30, 2024, there was $2.3 million of unrecognized share-based compensation expense related to non-vested restricted stock units, net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately one and a half years.

14. Stockholders’ Equity

As of September 30, 2024, the Company had 50,000,000 shares of common stock authorized, of which 22,888,540 shares were issued and outstanding, as well as 10,000,000 shares of preferred common stock authorized, of which none was issued and outstanding.

Share Repurchases

In May 2016, the Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. The Board subsequently extended the share repurchase program – most recently in May 2024 – and the current program will terminate on May 31, 2026. Repurchases under the Company’s share repurchase program may be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice. Between October 1, 2024 and December 9, 2024 (the latest practical date for making the determination), the Company has not repurchased any additional shares of the Company’s common stock. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million.

The following table summarizes share repurchase activity for the years ended September 30, 2024, 2023 and 2022, dollars in thousands, except average price per common share acquired:

	Year Ended September 30,
	2024	2023	2022
Number of common shares acquired	—	17,998	—
Average price per common share acquired (including commissions)	$—	10.07	—
Total cost of common shares acquired	$—	181	—

During fiscal years 2024 and 2023, the Company reissued 6,497 and 11,501 treasury shares, respectively, each at a cost of $0.1 million, to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. During fiscal year 2022, the Company did not reissue any treasury shares. At September 30, 2024 and 2023, the Company held no shares and 6,497 shares in treasury, respectively.

Dividends

The Company paid a quarterly cash dividend of $0.10 per share of common stock in each quarter of fiscal years 2024, 2023 and 2022, and a special cash dividend of $1.00 per share of common stock in the first quarter of fiscal year 2024.

15. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases (see Note 12) with Chalet. Chalet is owned by the Company’s four non-independent Board members, Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.9 million for each of the years ended September 30, 2024, 2023 and 2022.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 12) with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.3 million for each of the years ended September 30, 2024, 2023 and 2022.

FTVC LLC: The Company has one operating lease (see Note 12) with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the years ended September 30, 2024, 2023 and 2022.

16. Income Taxes

The following are the components of the provision for income taxes for the years ended September 30, 2024, 2023 and 2022, respectively, dollars in thousands:

	Year ended September 30,
	2024	2023	2022
Current federal income tax expense	$10,413	5,291	4,667
Current state income tax expense	2,408	1,311	1,143
Total current income tax expense	12,821	6,602	5,810

Deferred federal income tax (benefit) expense	(3,283)	(1,334)	559
Deferred state income tax (benefit) expense	(672)	(141)	50
Total deferred income tax (benefit) expense	(3,955)	(1,475)	609

Total provision for income taxes	$8,866	5,127	6,419

The differences between the United States federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Year ended September 30,
	2024	2023	2022
Statutory tax rate	21.0%	21.0	21.0
State income taxes, net of federal income tax expense	2.9	3.1	3.4
Enhanced food deduction	(1.9)	(3.1)	(0.5)
Deferred tax liability adjustment	0.8	—	1.0
Other, net	(2.1)	(2.9)	(1.8)
Effective tax rate	20.7%	18.1	23.1

Deferred taxes have been classified on the consolidated balance sheets as follows, dollars in thousands:

	As of September 30,
	2024	2023
Long-term assets	$—	—
Long-term liabilities	(10,471)	(14,427)
Net deferred tax liabilities	$(10,471)	(14,427)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows, dollars in thousands:

	As of September 30,
	2024	2023
Deferred tax assets:
Trademarks	$562	576
Finance lease liabilities	11,511	12,403
Operating lease liabilities	73,037	76,045
Research and experimental expenditures	955	963
Accrued paid time off	768	708
Other	944	764
Gross deferred tax assets	87,777	91,459

Deferred tax liabilities:
Property and equipment	(17,796)	(21,539)
Finance lease assets	(9,944)	(11,003)
Operating lease assets	(67,426)	(70,517)
Leasehold improvements	(1,919)	(2,095)
Other	(1,163)	(732)
Gross deferred tax liabilities	(98,248)	(105,886)
Net deferred tax liabilities	$(10,471)	(14,427)

The Company believes that it is more likely than not that it will fully realize all deferred tax assets in the form of future deductions based on the nature of the deductible temporary differences and expected future taxable income.

The Company did not utilize any federal income tax loss carryforwards or federal tax credit carryforwards for the years ended September 30, 2024, 2023 and 2022. The Company utilized less than $0.1 million, $0.1 million and $0.1 million in tax effected state income tax carryforwards for the years ended September 30, 2024, 2023 and 2022, respectively.

The Company did not have any uncertain tax positions as of September 30, 2024 and 2023.

The Company files income tax returns with federal, state and local tax authorities. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years 2020 and prior and is no longer subject to state and local income tax examinations for fiscal years 2019 and prior.

17. Defined Contribution Plan

The Company has a defined contribution retirement plan (the Retirement Plan) covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Employees may defer up to the annual maximum limit prescribed by the Code. The Company, on a discretionary basis, may match up to 25% of participant contributions up to a maximum annual employer match of $2,500. As of September 30, 2024, the Company had accrued $1.0 million for matching contributions to be paid out after the plan year ending December 31, 2024. Subsequent to plan years ending December 31, 2023 and 2022, the Company funded matching contributions to participants’ accounts of $1.3 million and $1.1 million, respectively.

18. Segment Reporting

The Company has a single reporting segment: natural and organic retail stores. The Company’s revenue is derived from the sale of natural and organic products at its stores. All existing operations are domestic.

19. Commitments and Contingencies

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

20. Subsequent Events

On November 20, 2024, the Board approved the payment of a quarterly cash dividend of $0.12 per share of common stock, which will be paid on December 18, 2024 to stockholders of record as of the close of business on December 2, 2024.

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

We have assessed the effectiveness of our internal control over financial reporting as of September 30, 2024 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment of the design and related testing of the internal control over financial reporting, management concluded that, as of September 30, 2024, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting. KPMG LLP’s attestation report is included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.n

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information provided under the headings “Executive Officers and Directors,” “Corporate Governance,” “Insider Trading Policy” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2024 (the 2025 Proxy Statement). We have adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, including our principal executive, financial and accounting officers, employees, consultants and contractors. Our Code of Ethics is publicly available on our website at www.naturalgrocers.com and we will post any amendments to, or waivers from, a provision of this Code of Ethics by posting such information on our website, at the address specified above.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information in the 2025 Proxy Statement under the headings “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2025 Proxy Statement under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2025 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

Our independent registered accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185. The information required by this item is incorporated by reference to the information in the 2025 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements: See Part II, Item 8 of this Form 10-K.

2.

Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form S-1	333-182186	3.1	July 5, 2012
3.2	Amended and Restated Bylaws	Form S-1	333-182186	3.2	July 5, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	Form S-1	333-182186	4.2	July 20, 2012
4.3	Form of Notice of Grant of Stock Unit Award	Form S-8	333-182886	4.2	July 27, 2012
4.4	Form of Registration Rights Agreement	Form S-1	333-182186	4.3	July 5, 2012
4.5	Form of Notice of Stock Grant Award	Form 10-K	001-35608	4.5	December 5, 2019
4.6	Description of Capital Stock	Form 10-K	001-35608	4.6	December 5, 2019
10.1	Second Amended and Restated Employment Agreement by and between Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc. and Sandra M. Buffa, dated June 26, 2012*	Form 10-Q	001-35608	10.1	January 29, 2015
10.2	Natural Grocers by Vitamin Cottage, Inc. 2012 Omnibus Incentive Plan, as amended*	Form 8-K	001-35608	10.1	March 12, 2024
10.3	Summary of Compensation Arrangements for Non-Employee Directors*	Form 10-K	001-35608	10.3	December 7, 2023
10.4	Form of Indemnification Agreement*	Form S-1	333-182186	10.18	June 29, 2012
10.5	Shopping Center Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated January 1, 2010	Form S-1	333-182186	10.19	June 29, 2012
10.6	Ground lease by and between 3801 East Second Avenue, LLC and Vitamin Cottage Natural Food Markets, Inc., dated March 1, 2001	Form S-1	333-182186	10.20	June 29, 2012
10.7	Commercial Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.21	June 29, 2012
10.8	Lease by and between Chalet Properties, LLC and Boulder Vitamin Cottage Group, LLC, dated July 1, 2011	Form S-1	333-182186	10.24	June 29, 2012
10.9	Lease by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.25	June 29, 2012
10.10	Lease by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.26	June 29, 2012
10.11	Building Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated December 8, 2010	Form S-1	333-182186	10.27	June 29, 2012
10.12	Form of Stockholders Agreement, by, between and among Natural Grocers by Vitamin Cottage, Inc. and the stockholders to be named therein	Form S-1	333-182186	10.32	July 12, 2012

10.13	Credit Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.39	January 28, 2016
10.14	Security and Pledge Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc., Vitamin Cottage Two Ltd. Liability Company, the other Obligors thereunder and Bank of America, N.A.	Form 10-Q	001-35608	10.40	January 28, 2016
10.15	First Amendment to Credit Agreement dated as of May 10, 2016, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.42	July 28, 2016
10.16	Incentive Compensation Program*	Form 10-Q	001-35608	10.43	February 2, 2017
10.17	Second Amendment to Credit Agreement dated as of September 6, 2017, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 10-K	001-35608	10.44	December 7, 2017
10.18	Autoborrow Agreement dated as of September 6, 2017, by and between Vitamin Cottage Natural Food Markets, Inc. and Bank of America, N.A.	Form 10-K	001-35608	10.45	December 7, 2017
10.19	Employment offer letter to Todd Dissinger dated December 5, 2017*	Form 10-Q	001-35608	10.46	February 1, 2018
10.20	Notice of Grant of Stock Unit Award to Todd Dissinger dated January 2, 2018*	Form 10-Q	001-35608	10.47	February 1, 2018
10.21	First Amendment to Lease dated as of July 31, 2019 by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.49	August 1, 2019
10.22	Third Amendment to Credit Agreement dated as of November 13, 2019, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 10-K	001-35608	10.51	December 5, 2019
10.23	Amended and Restated Lease, dated August 3, 2020, between Chalet Properties of Pueblo, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.1	August 6, 2020
10.24	Fourth Amendment to Credit Agreement dated as of November 18, 2020, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 8-K	001-35608	10.1	November 24, 2020
10.25	Fifth Amendment to Credit Agreement dated as of September 16, 2021, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 8-K	001-35608	10.1	September 16, 2021
10.26	Lease, dated May 4, 2022, between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10‑Q	001-35608	10.1	May 5, 2022

10.27	Sixth Amendment to Credit Agreement dated as of December 15, 2022, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the lenders party, and Bank of America, N.A as Administrative Agent, L/C Issuer and Swing Line Lender	Form 8-K	001-35608	10.1	December 21, 2022
10.28	First Amendment to Lease, dated May 3, 2023, by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.1	May 4, 2023
10.29	Amendment to Commercial Lease, dated May 3, 2023, by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.2	May 4, 2023
10.30#	Amended and Restated Customer Distribution Agreement, dated August 23, 2023, between Vitamin Cottage Natural Food Markets, Inc. and United Natural Foods, Inc.	Form 10-K	001-35608	10.37	December 7, 2023
10.31	Seventh Amendment to Credit Agreement dated as of November 16, 2023, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the lenders party thereto, and Bank of America, N.A. as Administrative Agent, L/C Issuer and Swing Line Lender.	Form 8-K	001-35608	10.1	November 22, 2023
14	Code of Ethics	Form 10-K	001-35608	14	December 13, 2012
19.1	Insider Trading Policy	—	—	—	—
21.1	List of subsidiaries	Form 10-K	001-35608	21.1	December 13, 2012
23.1	Consent of KPMG LLP	—	—	—	—
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.3	Certification of Todd Dissinger, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	—	—	—	—
97	Incentive Compensation Recoupment Policy	Form 10-K	001-35608	97	December 7, 2023

101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 12, 2024.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely,
Its Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEMPER ISELY	(Principal Executive Officer, Co-President,
Kemper Isely	Director)	December 12, 2024

/s/ ZEPHYR ISELY	(Principal Executive Officer, Co-President,
Zephyr Isely	Director)	December 12, 2024

/s/ TODD DISSINGER	(Principal Financial and Accounting Officer,
Todd Dissinger	Chief Financial Officer)	December 12, 2024

/s/ ELIZABETH ISELY	Director
Elizabeth Isely		December 12, 2024

/s/ HEATHER ISELY	Director
Heather Isely		December 12, 2024

/s/ SANDRA BUFFA	Director
Sandra Buffa		December 12, 2024

/s/ EDWARD CERKOVNIK	Director
Edward Cerkovnik		December 12, 2024

/s/ DAVID ROONEY	Director
David Rooney		December 12, 2024