Form 10-Q
period 2024-12-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2025-02-06
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 3, 2025 was 22,931,226.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2024

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to a “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example, “fiscal year 2025” refers to the year from October 1, 2024 to September 30, 2025).

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, national, regional or local political, economic, inflationary, deflationary, recessionary, business, interest rate, labor market, competitive, market, regulatory, trade policy and other factors, many of which are beyond our control. We believe that these factors include those referenced in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	December 31, 2024	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$6,316	8,871
Accounts receivable, net	11,895	12,610
Merchandise inventory	121,820	120,672
Prepaid expenses and other current assets	4,494	4,905
Total current assets	144,525	147,058
Property and equipment, net	181,942	178,609
Other assets:
Operating lease assets, net	268,226	275,111
Finance lease assets, net	39,674	40,752
Other assets	1,440	458
Goodwill and other intangible assets, net	13,072	13,488
Total other assets	322,412	329,809
Total assets	$648,879	655,476

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,581	88,397
Accrued expenses	34,560	35,847
Operating lease obligations, current portion	35,974	35,926
Finance lease obligations, current portion	4,012	3,960
Total current liabilities	150,127	164,130
Long-term liabilities:
Revolving loans	8,900	—
Operating lease obligations, net of current portion	256,051	263,404
Finance lease obligations, net of current portion	42,195	43,217
Deferred income tax liabilities, net	9,730	10,471
Total long-term liabilities	316,876	317,092
Total liabilities	467,003	481,222
Commitments (Notes 7 and 14)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,931,226 and 22,888,540 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively	23	23
Additional paid-in capital	60,760	60,327
Retained earnings	121,093	113,904
Total stockholders’ equity	181,876	174,254
Total liabilities and stockholders’ equity	$648,879	655,476

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,
	2024	2023
Net sales	$330,221	301,750
Cost of goods sold and occupancy costs	231,397	212,990
Gross profit	98,824	88,760
Store expenses	73,526	68,012
Administrative expenses	11,514	9,407
Pre-opening expenses	436	538
Operating income	13,348	10,803
Interest expense, net	(923)	(894)
Income before income taxes	12,425	9,909
Provision for income taxes	(2,487)	(2,154)
Net income	$9,938	7,755

Net income per share of common stock:
Basic	$0.43	0.34
Diluted	$0.43	0.34
Weighted average number of shares of common stock outstanding:
Basic	22,903,569	22,751,524
Diluted	23,168,064	22,979,744

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended December 31,
	2024	2023
Operating activities:
Net income	$9,938	7,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,950	7,451
Loss on impairment of long-lived assets and store closing costs	50	90
Loss on disposal of property and equipment	15	30
Share-based compensation	1,435	406
Deferred income tax benefit	(742)	(430)
Non-cash interest expense	1	4
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	144	1,135
Merchandise inventory	(1,148)	3,183
Prepaid expenses and other assets	(570)	(319)
Income tax receivable	—	252
Operating lease assets	8,409	8,319
(Decrease) increase in:
Operating lease liabilities	(8,543)	(8,401)
Accounts payable	(12,970)	(1,776)
Accrued expenses	(1,287)	(1,075)
Net cash provided by operating activities	2,682	16,624
Investing activities:
Acquisition of property and equipment	(9,618)	(11,734)
Acquisition of other intangibles	(60)	(111)
Proceeds from sale of property and equipment	25	—
Proceeds from property insurance settlements	236	38
Net cash used in investing activities	(9,417)	(11,807)
Financing activities:
Borrowings under revolving loans	157,000	155,000
Repayments under revolving loans	(148,100)	(136,600)
Repayments under term loan	—	(2,000)
Finance lease obligation payments	(969)	(815)
Dividends to shareholders	(2,749)	(25,028)
Payments of deferred financing costs	—	(18)
Payments on withholding tax for restricted stock unit vesting	(1,002)	(78)
Net cash provided by (used in) financing activities	4,180	(9,539)
Net decrease in cash and cash equivalents	(2,555)	(4,722)
Cash and cash equivalents, beginning of period	8,871	18,342
Cash and cash equivalents, end of period	$6,316	13,620
Supplemental disclosures of cash flow information:
Cash paid for interest	$308	441
Cash paid for interest on finance lease obligations, net of capitalized interest of $46 and $130, respectively	496	455
Income taxes paid	163	5
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$3,828	8,514
Acquisition of other intangibles not yet paid	27	191
Property acquired through operating lease obligations	1,612	4,680
Property acquired through finance lease obligations	—	(52)

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2024 and 2023

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –
	$0.001 par value		Additional		Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	stockholders’ equity
Balances September 30, 2024	22,888,540	$23	$60,327	$113,904	$174,254
Net income	—	—	—	9,938	9,938
Share-based compensation	—	—	433	—	433
Issuance of common stock	42,686	—	—	—	—
Cash dividend	—	—	—	(2,749)	(2,749)
Balances December 31, 2024	22,931,226	$23	$60,760	$121,093	$181,876

	Common stock –
	$0.001 par value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2023	22,738,915	$23	$59,013	$111,871	$(66)	$170,841
Net income	—	—	—	7,755	—	7,755
Share-based compensation	—	—	262	—	66	328
Issuance of common stock	13,498	—	—	—	—	—
Adoption of accounting standard	—	—	—	(36)	—	(36)
Cash dividends	—	—	—	(25,028)	—	(25,028)
Balances December 31, 2023	22,752,413	$23	$59,275	$94,562	$—	$153,860

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

December 31, 2024 and 2023

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, dietary supplements and body care products. The Company operated 167 and 169 stores as of December 31, 2024 and September 30, 2024, respectively, in 21 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado.

2. Basis of Presentation and Summary of Significant Accounting Policies

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial statements and are in the form prescribed by Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for annual financial statements. The information included in this Form 10-Q should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in the Form 10-K. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial results. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The Company reports its results of operations on a fiscal year ending September 30.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to valuation of inventories, useful lives of long-lived assets for depreciation and amortization, impairment of goodwill, indefinite-lived intangible assets and long-lived assets, lease assumptions, allowances for self-insurance reserves, deferred tax assets and liabilities, and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-01, “Common Control Arrangements,” Accounting Standards Codification (ASC) Topic 842, “Leases” (ASU 2023-01). Issue 1, Terms and Conditions to Be Considered, of ASU 2023-01 is not applicable to public entities. Issue 2, Accounting for Leasehold Improvements, of ASU 2023-01 requires leasehold improvements associated with common control leases to be amortized over the useful life of the improvements and certain disclosures when the useful life of leasehold improvements to the common control group exceeds the related lease term. The Company adopted ASU 2023-01 prospectively for all applicable new leasehold improvements on or after October 1, 2024. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements for the three months ended December 31, 2024.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses,” ASC Topic 326, “Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), subsequently amended by various standard updates. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when determining credit loss estimates. ASU 2016-13 also requires financial assets to be measured net of expected credit losses at the time of initial recognition. ASU 2019-10, issued in November 2019, delayed the effective date of ASU 2016-13 for smaller reporting companies such as the Company. The Company adopted ASU 2016-13 effective October 1, 2023 by recognizing the cumulative effect of initially applying the new credit loss standard as an adjustment to the opening balance of retained earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” ASC Topic 280, “Segment Reporting” (ASU 2023-07). The ASU 2023-07 provisions require enhanced disclosures primarily about significant segment expenses. In addition, the provisions enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The provisions of ASU 2023-07 will be effective for the Company’s annual reporting period ending September 30, 2025. Early adoption is permitted. The Company expects that the adoption of these provisions will have an impact on its single segment disclosures.

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

No other new accounting pronouncements issued or effective prior to the filing of this Form 10-Q had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The balance of contract liabilities related to unredeemed gift cards was $1.9 million and $1.5 million as of December 31, 2024 and September 30, 2024, respectively. Revenue for the three months ended December 31, 2024 and 2023 includes $0.5 million and $0.4 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2024 and 2023, respectively.

Rewards program points are accrued as deferred revenue at the retail value per point, net of estimated breakage based on historical redemption rates experienced within the rewards program. Rewards points are forfeited at the end of each calendar year.

The following table disaggregates the Company’s revenue by product category for the three months ended December 31, 2024 and 2023, dollars in thousands and as a percentage of net sales:

	Three months ended December 31,
	2024		2023
Grocery	$236,624	72%	212,135	70%
Dietary supplements	61,531	18	59,974	20
Body care, pet care and other	32,066	10	29,641	10
	$330,221	100%	301,750	100%

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

The following table presents the Company’s basic and diluted EPS for the three months ended December 31, 2024 and 2023, dollars in thousands, except per share data:

	Three months ended December 31,
	2024	2023
Net income	$9,938	7,755

Weighted average number of shares of common stock outstanding	22,903,569	22,751,524
Effect of dilutive securities	264,495	228,220
Weighted average number of shares of common stock outstanding including effect of dilutive securities	23,168,064	22,979,744

Basic earnings per share	$0.43	0.34
Diluted earnings per share	$0.43	0.34

There were 186,672 and 34,220 non-vested RSUs for the three months ended December 31, 2024 and 2023, respectively, excluded from the calculation of diluted EPS as they were antidilutive.

5. Debt

Credit Facility

The Company is party to a credit facility originally entered into on January 28, 2016, as subsequently amended, consisting of a revolving loan facility and, prior to its repayment in September 2024, a $35.0 million term loan (the Term Loan, and, collectively, the Credit Facility). As of September 30, 2024, the Company had fully repaid all remaining amounts outstanding under the Term Loan. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. At December 31, 2024, the aggregate revolving commitment amount available under the Credit Facility was $72.5 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow revolving amounts under the Credit Facility at any time prior to its maturity date without premium or penalty. The revolving commitments under the Credit Facility mature on November 16, 2028. Base rate loans under the Credit Facility bear interest at a fluctuating base rate, as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of: (i) the federal funds rate plus 0.50%; (ii) the prime rate; and (iii) Term SOFR plus 1.00%, subject to the applicable interest rate floor, less the lender spread based upon the Company’s consolidated leverage ratio. Term SOFR borrowings under the Credit Facility bear interest based on Term SOFR for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is based upon the Company’s consolidated leverage ratio.

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

On November 16, 2023, the Company amended the Credit Facility to: (i) increase its aggregate revolving commitments from $50.0 million to $75.0 million; (ii) extend the maturity date of the revolving commitments under the Credit Facility to November 16, 2028; (iii) permit payment of a one-time cash dividend of up to $25.0 million no later than December 31, 2023; and (iv) increase the Company’s restricted payment capacity by $2.5 million, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $15.0 million during any fiscal year. The aggregate revolving commitment amount is automatically and permanently reduced by $2.5 million on each anniversary date until the Credit Facility matures on November 16, 2028, unless the Company has previously exercised its option to reduce the aggregate revolving commitments to a lower amount.

The Company had $8.9 million and no revolving loan amounts outstanding under the Credit Facility as of December 31, 2024 and September 30, 2024, respectively. The Company had undrawn, issued and outstanding letters of credit of $2.2 million as of December 31, 2024 and September 30, 2024, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $61.4 million and $72.8 million available for borrowing under the Credit Facility as of December 31, 2024 and September 30, 2024, respectively.

As of December 31, 2024 and September 30, 2024, the Company was in compliance with all covenants under the Credit Facility.

Lease Obligations

The Company had 24 leases that were classified as finance leases as of December 31, 2024 and September 30, 2024. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $1.0 million for each of the three months ended December 31, 2024 and 2023. Interest expense relates primarily to interest on finance lease obligations and the Credit Facility. The Company capitalized interest of less than $0.1 million and $0.1 million for the three months ended December 31, 2024 and 2023, respectively.

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

The Company did not repurchase any shares of common stock during each of the three months ended December 31, 2024 and 2023. During the three months ended December 31, 2023, the Company reissued 6,497 treasury shares at a cost of $0.1 million to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. At December 31, 2024 and September 30, 2024, the Company held no shares in treasury.

Dividends

The Company paid a quarterly cash dividend of $0.12 and $0.10 per share of common stock in the first quarters of fiscal years 2025 and 2024, respectively, and a special cash dividend of $1.00 per share of common stock in the first quarter of fiscal year 2024.

Share-Based Compensation

During the three months ended December 31, 2024, the Company accelerated the vesting of certain restricted stock units upon the retirement of the Company’s former Chief Financial Officer, making them fully vested, resulting in incremental share-based compensation expense of $0.5 million.

7. Leases

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

Because the rate implicit in the Company’s lease agreements is typically not readily determinable, the Company uses an estimated incremental borrowing rate, which is derived from third-party lenders, to determine the present value of lease payments. The Company uses other observable market data to evaluate the appropriateness of the rate derived from the lenders. The estimated incremental borrowing rate is based on the borrowing rate for a secured loan with a term similar to the expected term of the lease.

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

The Company has four operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 13). The leases began at various times with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases have been approved by our audit committee in accordance with our related party transaction policy. As of December 31, 2024, these leases accounted for $7.3 million of operating lease assets and $7.5 million of operating lease liabilities, of which $0.9 million was current, and are included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for each of the three months ended December 31, 2024 and 2023.

The components of total lease cost for the three months ended December 31, 2024 and 2023 were as follows, dollars in thousands:

		Three months ended
		December 31,
Lease cost	Classification	2024	2023
Operating lease cost:
	Cost of goods sold and occupancy costs	$10,965	11,027
	Store expenses	115	115
	Administrative expenses	98	98
	Pre-opening expenses	163	59
Finance lease cost:
Depreciation of lease assets	Store expenses	1,078	1,009
	Pre-opening expenses	—	70
Interest on lease liabilities	Interest expense, net	542	502
	Pre-opening expenses	—	84
Short-term lease cost	Store expenses	794	754
Variable lease cost	Cost of goods sold and occupancy costs(1)	1,621	1,582
Sublease income	Store expenses	(103)	(88)
Total lease cost		$15,273	15,212

(1) Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three months ended December 31, 2024 and 2023 was as follows, dollars in thousands:

	Three months ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,476	11,380
Operating cash flows from finance leases	542	585
Financing cash flows from finance leases	969	815
Lease assets obtained in exchange for new lease liabilities:
Operating leases	1,612	4,680
Finance leases	—	(52)

Additional information related to the Company’s leases as of December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years):
Operating leases	9.7	10.1
Finance leases	13.5	14.0
Weighted-average discount rate:
Operating leases	4.1%	3.9
Finance leases	4.8%	4.9

During the three months ended December 31, 2024, the Company early terminated a lease due to a store relocation, and, as a result, the Company wrote off operating lease assets and liabilities of less than $0.1 million each and recorded a gain of less than $0.1 million. In the three months ended December 31, 2024 and 2023, the Company incurred impairment charges related to operating lease assets of less than $0.1 million, associated with an early store relocation and a store closure, and $0.1 million, associated with store closures, respectively.

Future lease payments under non-cancellable leases as of December 31, 2024 were as follows, dollars in thousands:

Fiscal year	Operating leases	Finance leases	Total
Remainder of 2025	$35,397	4,540	39,937
2026	45,115	6,093	51,208
2027	43,693	6,138	49,831
2028	40,887	5,053	45,940
2029	36,549	3,905	40,454
Thereafter	155,382	37,026	192,408
Total future undiscounted lease payments	357,023	62,755	419,778
Less imputed interest	(64,998)	(16,548)	(81,546)
Total reported lease liability	292,025	46,207	338,232
Less current portion	(35,974)	(4,012)	(39,986)
Noncurrent lease liability	$256,051	42,195	298,246

The table above excludes $5.9 million of legally binding minimum lease payments for leases that had been executed as of December 31, 2024 but whose terms had not yet commenced.

8. Property and Equipment

The Company had the following property and equipment balances as of December 31, 2024 and September 30, 2024, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2024	September 30, 2024
Construction in process	n/a			$7,118	5,758
Land	n/a			6,746	6,746
Buildings	16	-	40	60,578	60,556
Land improvements	1	-	24	2,399	2,324
Leasehold and building improvements	1	-	25	186,315	185,045
Fixtures and equipment	5	-	7	168,237	167,060
Computer hardware and software	3	-	5	31,345	30,622
				462,738	458,111
Less accumulated depreciation and amortization				(280,796)	(279,502)
Property and equipment, net				$181,942	178,609

Depreciation and amortization expense for the three months ended December 31, 2024 and 2023 is summarized as follows, dollars in thousands:

	Three months ended December 31,
	2024	2023
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$196	141
Depreciation and amortization expense included in store expenses	7,336	6,845
Depreciation and amortization expense included in administrative expenses	418	395
Depreciation and amortization expense included in pre-opening expenses	—	70
Total depreciation and amortization expense	$7,950	7,451

9. Other Assets

Other assets as of December 31, 2024 and September 30, 2024, are summarized as follows, dollars in thousands:

		As of
	Useful lives	December 31,	September 30,
	(in years)	2024	2024
Amortizable other assets:
Implementation costs for software hosting arrangements	4	$1,159	171
Less accumulated amortization		(—)	(—)
Amortizable other assets, net		1,159	171
Deposits	n/a	158	158
Deferred sublease rents	n/a	121	127
Other	n/a	2	2
Total other assets		$1,440	458

10. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of December 31, 2024 and September 30, 2024, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2024	September 30, 2024
Amortizable intangible assets:
Other intangibles	0.5	-	7	$14,903	14,866
Less accumulated amortization				(7,514)	(7,034)
Amortizable intangible assets, net				7,389	7,832
Other intangibles in process				78	50
Trademarks	Indefinite			389	389
Deferred financing costs, net	3	-	8	18	19
Total other intangibles, net				7,874	8,290
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$13,072	13,488

11. Accrued Expenses

The composition of accrued expenses as of December 31, 2024 and September 30, 2024 is summarized as follows, dollars in thousands:

	As of
	December 31,	September 30,
	2024	2024
Payroll and employee-related expenses	$16,582	21,874
Accrued property, sales and use tax payable	9,821	9,607
Accrued marketing expenses	575	413
Deferred revenue	2,268	1,895
Other	5,314	2,058
Total accrued expenses	$34,560	35,847

12. Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC Topic 740 “Income Taxes” (ASC 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

13. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases (see Note 7) with Chalet. Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.2 million for each of the three months ended December 31, 2024 and 2023.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 7) with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.1 million for each of the three months ended December 31, 2024 and 2023.

FTVC LLC: The Company has one operating lease (see Note 7) with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the three months ended December 31, 2024 and 2023.

14. Commitments and Contingencies

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

15. Subsequent Event

On February 5, 2025, the Board approved the payment of a quarterly cash dividend of $0.12 per share of common stock to be paid on March 19, 2025 to stockholders of record as of the close of business on March 3, 2025.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, dietary supplements and body care products that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of December 31, 2024, we operated 167 stores in 21 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The sizes of our stores range from approximately 7,000 to 16,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five years ended September 30, 2024, we increased our store count at a compound annual growth rate of 2.0%. In fiscal year 2024, we opened four new stores and relocated/remodeled four existing stores. We plan to open four to six new stores and relocate/remodel two to four existing stores in fiscal year 2025. During the three months ended December 31, 2024, we relocated/remodeled two existing stores and closed two stores. Between January 1, 2025 and the date of this Form 10-Q, we opened one new store and did not relocate/remodel any existing stores.

Performance Highlights

Key highlights of our performance for the three months ended December 31, 2024 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $330.2 million for the three months ended December 31, 2024, an increase of $28.5 million, or 9.4%, compared to net sales of $301.8 million for the three months ended December 31, 2023.

●	Daily average comparable store sales. Daily average comparable store sales for the three months ended December 31, 2024 increased 8.9% from the three months ended December 31, 2023.

●	Net income. Net income was $9.9 million for the three months ended December 31, 2024 compared to net income of $7.8 million for the three months ended December 31, 2023.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $21.3 million for the three months ended December 31, 2024, an increase of $3.0 million, or 16.7%, compared to $18.3 million for the three months ended December 31, 2023. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $22.8 million for the three months ended December 31, 2024, an increase of $4.1 million, or 21.7%, compared to Adjusted EBITDA of $18.8 million for the three months ended December 31, 2023. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of December 31, 2024, cash and cash equivalents was $6.3 million, and there was $61.4 million available for borrowing under our Revolving Facility, net of outstanding borrowings of $8.9 million and undrawn, issued and outstanding letters of credit of $2.2 million.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends and political environment. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, levels of disposable consumer income, consumer debt, interest rates, inflation or deflation, periods of recession and growth, the price of commodities, the political environment and consumer confidence. Furthermore, our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, including unemployment benefits. Over the past several years, a number of macroeconomic and global trends have impacted our business. The labor market has impacted our ability to retain and attract store Crew members and in certain markets we continue to be challenged by labor shortages broadly impacting the retail industry. We have invested in increased wages for our store Crew members and may be required to do so in the future. As a result of current global supply chain issues, we have on occasion experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain, although certain products may be in relatively short supply or unavailable from time to time. In recent years, the costs of certain goods we sell were impacted by levels of inflation higher than we have historically experienced, resulting in part from supply disruptions, geopolitical instability, including the conflicts in Ukraine and the Middle East, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, other disruptions and the uncertain economic environment. While levels of inflation moderated during fiscal year 2024, we are unable to predict the impact of inflationary or disinflationary trends on consumer behavior and our sales and profitability in the future.

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

Our operating results may be affected by the above-described factors as well as a variety of other internal and external factors and trends described more fully in Item 1A – “Risk Factors” in our Form 10-K and Part II, Item 1A – “Risk Factors” in this Form 10-Q.

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

Income tax expense

Income taxes are accounted for in accordance with the provisions of ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. Income tax expense also includes excess tax benefits and deficiencies related to the vesting of RSUs.

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended December 31,
	2024	2023
Statements of Income Data:*
Net sales	100.0%	100.0
Cost of goods sold and occupancy costs	70.1	70.6
Gross profit	29.9	29.4
Store expenses	22.3	22.5
Administrative expenses	3.5	3.1
Pre-opening expenses	0.1	0.2
Operating income	4.0	3.6
Interest expense, net	(0.3)	(0.3)
Income before income taxes	3.8	3.3
Provision for income taxes	(0.8)	(0.7)
Net income	3.0%	2.6
__________________________
*Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	167	167
Number of new stores opened during the period	—	2
Number of stores relocated/remodeled during the period	2	1
Number of stores closed during the period	2	—
Twelve-month store unit growth rate	—%	1.2
Change in daily average comparable store sales	8.9%	6.2

Three months ended December 31, 2024 compared to the three months ended December 31, 2023

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended December 31,		Change in
	2024	2023	Dollars	Percent
Statements of Income Data:
Net sales	$330,221	301,750	28,471	9.4%
Cost of goods sold and occupancy costs	231,397	212,990	18,407	8.6
Gross profit	98,824	88,760	10,064	11.3
Store expenses	73,526	68,012	5,514	8.1
Administrative expenses	11,514	9,407	2,107	22.4
Pre-opening expenses	436	538	(102)	(19.0)
Operating income	13,348	10,803	2,545	23.6
Interest expense, net	(923)	(894)	(29)	3.2
Income before income taxes	12,425	9,909	2,516	25.4
Provision for income taxes	(2,487)	(2,154)	(333)	15.5
Net income	$9,938	7,755	2,183	28.1%

Net sales

Net sales increased $28.5 million, or 9.4%, to $330.2 million for the three months ended December 31, 2024 compared to $301.8 million for the three months ended December 31, 2023, due to a $26.7 million increase in comparable store sales and a $2.9 million increase in new store sales, partially offset by a $1.1 million decrease in net sales related to closed stores. Daily average comparable store sales increased 8.9% for the three months ended December 31, 2024 compared to an increase of 6.2% for the three months ended December 31, 2023. The daily average comparable store sales increase in the first quarter of fiscal year 2025 resulted from a 5.3% increase in daily average transaction count and a 3.4% increase in daily average transaction size. Comparable store average transaction size was $48.94 for the three months ended December 31, 2024. The increase in net sales during the three months ended December 31, 2024 was driven by increases in transaction counts, items per transaction, retail prices and new store sales. Sales growth was driven by enhanced customer engagement with our {N}power rewards program, compelling offers, marketing initiatives, and the increased sales of Natural Grocers brand products.

Gross profit

Gross profit increased $10.1 million, or 11.3%, to $98.8 million for the three months ended December 31, 2024 compared to $88.8 million for the three months ended December 31, 2023. Gross profit reflects earnings after product and store occupancy costs. Gross margin increased to 29.9% for the three months ended December 31, 2024 compared to 29.4% for the three months ended December 31, 2023. The increase in gross margin during the three months ended December 31, 2024 was primarily driven by store occupancy cost leverage and higher product margin.

Store expenses

Store expenses increased $5.5 million, or 8.1%, to $73.5 million for the three months ended December 31, 2024 compared to $68.0 million for the three months ended December 31, 2023. The increase in store expenses was primarily driven by higher compensation expenses. Store expenses as a percentage of net sales were 22.3% and 22.5% for the three months ended December 31, 2024 and 2023, respectively. The decrease in store expenses as a percentage of net sales reflects expense leverage.

Administrative expenses

Administrative expenses increased $2.1 million, or 22.4%, to $11.5 million for the three months ended December 31, 2024 compared to $9.4 million for the three months ended December 31, 2023. The increase in administrative expenses was driven by higher compensation expenses, including costs related to our Chief Financial Officer transition, and technology expenses. Administrative expenses as a percentage of net sales were 3.5% and 3.1% for the three months ended December 31, 2024 and 2023, respectively.

Pre-opening expenses

Pre-opening expenses were $0.4 million and $0.5 million for the three months ended December 31, 2024 and 2023, respectively.

Interest expense, net

Interest expense, net of capitalized interest, was $0.9 million for each of the three months ended December 31, 2024 and 2023.

Income taxes

Income tax expense increased $0.3 million for the three months ended December 31, 2024 to $2.5 million compared to $2.2 million for the three months ended December 31, 2023. The Company’s effective income tax rate was approximately 20.0% and 21.7% for the three months ended December 31, 2024 and 2023, respectively.

Net income

Net income was $9.9 million, or $0.43 diluted earnings per share, for the three months ended December 31, 2024 compared to $7.8 million, or $0.34 diluted earnings per share, for the three months ended December 31, 2023.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended December 31,
	2024	2023
Net income	$9,938	7,755
Interest expense, net	923	894
Provision for income taxes	2,487	2,154
Depreciation and amortization	7,950	7,451
EBITDA	21,298	18,254
Impairment of long-lived assets and store closing costs	87	90
Share-based compensation	1,435	406
Adjusted EBITDA	$22,820	18,750

EBITDA increased 16.7% to $21.3 million for the three months ended December 31, 2024 compared to $18.3 million for the three months ended December 31, 2023. EBITDA as a percentage of net sales was 6.4% and 6.0% for the three months ended December 31, 2024 and 2023, respectively.

Adjusted EBITDA increased 21.7% to $22.8 million for the three months ended December 31, 2024 compared to $18.8 million for the three months ended December 31, 2023. Adjusted EBITDA as a percentage of net sales was 6.9% and 6.2% for the three months ended December 31, 2024 and 2023, respectively.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, cash dividends, share repurchases and corporate taxes. As of December 31, 2024, we had $6.3 million in cash and cash equivalents and $61.4 million available for borrowing under our Credit Facility.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program – most recently in May 2024 – and the current program will terminate on May 31, 2026. We did not repurchase any shares of our common stock during the three months ended December 31, 2024. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Credit Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

We paid a quarterly cash dividend of $0.12 per share of common stock in the three months ended December 31, 2024. On February 5, 2025, our Board approved the payment of a quarterly cash dividend of $0.12 per share of common stock to be paid on March 19, 2025 to stockholders of record as of the close of business on March 3, 2025.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Three months ended December 31,
	2024	2023
Net cash provided by operating activities	$2,682	16,624
Net cash used in investing activities	(9,417)	(11,807)
Net cash provided by (used in) financing activities	4,180	(9,539)
Net decrease in cash and cash equivalents	(2,555)	(4,722)
Cash and cash equivalents, beginning of period	8,871	18,342
Cash and cash equivalents, end of period	$6,316	13,620

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, impairment of long-lived assets and store closures, share-based compensation, and changes in deferred taxes, and the effect of changes in operating assets and liabilities. Cash provided by operating activities decreased $13.9 million, or 83.9%, to $2.7 million for the three months ended December 31, 2024 compared to $16.6 million for the three months ended December 31, 2023. The decrease in cash provided by operating activities was the result of a decrease in cash provided by operating assets and liabilities, primarily due to timing of accounts payable payments for goods and services, partially offset by an increase in cash provided by net income as adjusted for non-cash items.

Investing Activities

Net cash used in investing activities decreased $2.4 million, or 20.2%, to $9.4 million for the three months ended December 31, 2024 compared to $11.8 million for the three months ended December 31, 2023. This decrease was primarily the result of decreases in acquisitions of property and equipment of $2.1 million and other intangibles of $0.1 million during the three months ended December 31, 2024 compared to the three months ended December 31, 2023, attributed to the timing of new store openings, relocations/remodels, and software projects under development.

We plan to spend approximately $26.6 million to $34.6 million on capital expenditures during the remainder of fiscal year 2025 primarily in connection with expected new store openings and store relocations/remodels.

Acquisition of property and equipment not yet paid decreased $4.7 million to $3.8 million for the three months ended December 31, 2024 compared to $8.5 million for the three months ended December 31, 2023 due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash provided by financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash provided by financing activities was $4.2 million for the three months ended December 31, 2024 compared to net cash used of $9.5 million for the three months ended December 31, 2023. During the three months ended December 31, 2023, we paid a special cash dividend to stockholders of $22.7 million.

Credit Facility

The aggregate revolving commitment amount available under the Credit Facility is $72.5 million, including a $5.0 million sub-limit for standby letters of credit. The operating company is the borrower under the Credit Facility, and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow revolving amounts under the Credit Facility at any time prior to the maturity date without premium or penalty. On November 16, 2023, we amended the Credit Facility to: (i) increase our aggregate revolving commitments from $50.0 million to $75.0 million; (ii) extend the maturity date of the revolving commitments under the Credit Facility to November 16, 2028; (iii) permit payment of a one-time cash dividend of up to $25.0 million no later than December 31, 2023; and (iv) increase the Company’s restricted payment capacity by $2.5 million, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $15.0 million during any fiscal year. The aggregate revolving commitment amount is automatically and permanently reduced by $2.5 million on each anniversary date until the Credit Facility matures on November 16, 2028, unless we have previously exercised our option to reduce the aggregate revolving commitments to a lower amount.

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

We had $8.9 million and no revolving loan amounts outstanding under the Credit Facility as of December 31, 2024 and September 30, 2024, respectively. As of December 31, 2024 and September 30, 2024, we had undrawn, issued and outstanding letters of credit of $2.2 million, which were reserved against the amount available for borrowing under the Credit Facility. We had $61.4 million and $72.8 million available for borrowing under the Credit Facility as of December 31, 2024 and September 30, 2024, respectively.

As of December 31, 2024 and September 30, 2024, the Company was in compliance with all covenants under the Credit Facility.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

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
3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 5, 2012, File No. 333-182186)

3.2

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 5, 2012, File No. 333-182186)

10.1

Employment Offer Letter to Richard Hallé dated October 31, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 6, 2024)*

10.2	Notice of Grant of Stock Unit Award to Richard Hallé (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 6, 2024)*
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.3	Certification of Richard Hallé, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 (unaudited) and September 30, 2024, (ii) Consolidated Statements of Income for the three months ended December 31, 2024 and 2023 (unaudited), (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2024 and 2023 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2024 and 2023 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates a management contract or compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on February 6, 2025.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ RICHARD HALLÉ
Richard Hallé, Chief Financial Officer
(Principal Financial and Accounting Officer)