Form 10-Q
period 2025-03-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2025-05-08
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 5, 2025 was 22,950,380.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2025

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2025	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$21,209	8,871
Accounts receivable, net	12,449	12,610
Merchandise inventory	124,774	120,672
Prepaid expenses and other current assets	4,816	4,905
Total current assets	163,248	147,058
Property and equipment, net	180,847	178,609
Other assets:
Operating lease assets, net	266,488	275,111
Finance lease assets, net	38,596	40,752
Other assets	2,763	458
Goodwill and other intangible assets, net	12,648	13,488
Total other assets	320,495	329,809
Total assets	$664,590	655,476

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,998	88,397
Accrued expenses	35,382	35,847
Operating lease obligations, current portion	36,275	35,926
Finance lease obligations, current portion	4,069	3,960
Total current liabilities	167,724	164,130
Long-term liabilities:
Operating lease obligations, net of current portion	254,064	263,404
Finance lease obligations, net of current portion	41,156	43,217
Deferred income tax liabilities, net	8,671	10,471
Total long-term liabilities	303,891	317,092
Total liabilities	471,615	481,222
Commitments (Notes 7 and 14)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,946,126 and 22,888,540 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively	23	23
Additional paid-in capital	61,509	60,327
Retained earnings	131,443	113,904
Total stockholders’ equity	192,975	174,254
Total liabilities and stockholders’ equity	$664,590	655,476

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Net sales	$335,769	308,092	665,990	609,842
Cost of goods sold and occupancy costs	234,021	217,735	465,418	430,725
Gross profit	101,748	90,357	200,572	179,117
Store expenses	72,755	69,204	146,281	137,216
Administrative expenses	11,023	9,522	22,537	18,929
Pre-opening expenses	417	370	853	908
Operating income	17,553	11,261	30,901	22,064
Interest expense, net	(750)	(1,177)	(1,673)	(2,071)
Income before income taxes	16,803	10,084	29,228	19,993
Provision for income taxes	(3,702)	(2,123)	(6,189)	(4,277)
Net income	$13,101	7,961	23,039	15,716

Net income per share of common stock:
Basic	$0.57	0.35	1.01	0.69
Diluted	$0.56	0.35	0.99	0.68
Weighted average number of shares of common stock outstanding:
Basic	22,935,698	22,759,131	22,919,457	22,755,307
Diluted	23,273,700	23,061,119	23,215,633	23,015,842

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended March 31,
	2025	2024
Operating activities:
Net income	$23,039	15,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,838	15,153
Loss (gain) on impairment of long-lived assets and store closing costs	81	(3)
Loss on disposal of property and equipment	15	30
Share-based compensation	2,257	838
Deferred income tax benefit	(1,800)	(1,639)
Non-cash interest expense	2	9
Other	1	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(368)	1,358
Merchandise inventory	(4,102)	1,908
Prepaid expenses and other assets	(2,217)	423
Income tax receivable	—	30
Operating lease assets	16,787	16,661
(Decrease) increase in:
Operating lease liabilities	(16,974)	(16,768)
Accounts payable	4,650	3,883
Accrued expenses	(465)	(752)
Net cash provided by operating activities	36,744	36,847
Investing activities:
Acquisition of property and equipment	(16,040)	(22,183)
Acquisition of other intangibles	(152)	(371)
Proceeds from sale of property and equipment	44	3
Proceeds from property insurance settlements	268	41
Net cash used in investing activities	(15,880)	(22,510)
Financing activities:
Borrowings under revolving loans	314,200	293,800
Repayments under revolving loans	(314,200)	(282,400)
Repayments under term loan	—	(4,000)
Finance lease obligation payments	(1,951)	(1,706)
Dividends to shareholders	(5,500)	(27,306)
Payments of deferred financing costs	—	(18)
Payments on withholding tax for restricted stock unit vesting	(1,075)	(79)
Net cash used in financing activities	(8,526)	(21,709)
Net increase (decrease) in cash and cash equivalents	12,338	(7,372)
Cash and cash equivalents, beginning of period	8,871	18,342
Cash and cash equivalents, end of period	$21,209	10,970
Supplemental disclosures of cash flow information:
Cash paid for interest	$721	989
Cash paid for interest on finance lease obligations, net of capitalized interest of $108 and $199, respectively	964	961
Income taxes paid	7,328	6,466
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$2,653	5,353
Acquisition of other intangibles not yet paid	—	283
Lease assets obtained in exchange for new operating lease obligations	8,282	9,432
Lease assets obtained in exchange for new finance lease obligations	—	(45)

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2025 and 2024

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –
	$0.001 par value		Additional		Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	stockholders’ equity
Balances September 30, 2024	22,888,540	$23	$60,327	$113,904	$174,254
Net income	—	—	—	9,938	9,938
Share-based compensation	—	—	433	—	433
Issuance of common stock	42,686	—	—	—	—
Cash dividend	—	—	—	(2,749)	(2,749)
Balances December 31, 2024	22,931,226	23	60,760	121,093	181,876
Net income	—	—	—	13,101	13,101
Share-based compensation	—	—	749	—	749
Issuance of common stock	14,900	—	—	—	—
Cash dividend	—	—	—	(2,751)	(2,751)
Balances March 31, 2025	22,946,126	$23	$61,509	$131,443	$192,975

	Common stock –
	$0.001 par value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2023	22,738,915	$23	$59,013	$111,871	$(66)	$170,841
Net income	—	—	—	7,755	—	7,755
Share-based compensation	—	—	262	—	66	328
Issuance of common stock	13,498	—	—	—	—	—
Adoption of accounting standard	—	—	—	(36)	—	(36)
Cash dividend	—	—	—	(25,028)	—	(25,028)
Balances December 31, 2023	22,752,413	23	59,275	94,562	—	153,860
Net income	—	—	—	7,961	—	7,961
Share-based compensation	—	—	431	—	—	431
Issuance of common stock	19,556	—	—	—	—	—
Cash dividend	—	—	—	(2,278)	—	(2,278)
Balances March 31, 2024	22,771,969	$23	$59,706	$100,245	$—	$159,974

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2025 and 2024

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, dietary supplements and body care products. The Company operated 169 stores as of March 31, 2025 and September 30, 2024, in 21 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado.

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

The Company has a single reporting segment: natural and organic retail stores.

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

Recently Adopted Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-01, “Common Control Arrangements,” Accounting Standards Codification (ASC) Topic 842, “Leases” (ASU 2023-01). Issue 1, Terms and Conditions to Be Considered, of ASU 2023-01 is not applicable to public entities. Issue 2, Accounting for Leasehold Improvements, of ASU 2023-01 requires leasehold improvements associated with common control leases to be amortized over the useful life of the improvements and certain disclosures when the useful life of leasehold improvements to the common control group exceeds the related lease term. The Company adopted ASU 2023-01 prospectively for all applicable new leasehold improvements on or after October 1, 2024. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” ASC Topic 280, “Segment Reporting” (ASU 2023-07). The ASU 2023-07 provisions require enhanced disclosures primarily about significant segment expenses. In addition, the provisions enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The provisions of ASU 2023-07 will be effective for the Company’s annual reporting period ending September 30, 2025. Early adoption is permitted. The Company expects that the adoption of these provisions will have an impact on its single reportable segment disclosures.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” ASC Topic 740, “Income Taxes” (ASU 2023-09). The ASU 2023-09 provisions require entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items equal to or greater than 5% of the statutory income tax rate amount. ASU 2023-09 also requires that entities disclose on an annual basis information about the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5% of total income taxes paid. In addition, ASU 2023-09 eliminates some disclosures relating to estimates of the change in unrecognized tax benefits reasonably possible within 12 months. The provisions of ASU 2023-09 will be effective for the Company’s annual reporting period ending September 30, 2026. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” ASC Subtopic 220-40, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” (ASU 2024-03). The ASU 2024-03 provisions require entities, on both an interim and annual basis, to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption of the entity’s income statement, and disclose a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively. In addition, ASU 2024-03 requires the disclosure of the total amount of selling expenses and certain other items. The provisions of ASU 2024-03 will be effective for the Company’s annual reporting period ending September 30, 2028. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

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

The balance of contract liabilities related to unredeemed gift cards was $1.6 million and $1.5 million as of March 31, 2025 and September 30, 2024, respectively. Revenue for each of the three months ended March 31, 2025 and 2024 includes $0.1 million that was included in the contract liability balance of unredeemed gift cards at September 30, 2024 and 2023, respectively. Revenue for the six months ended March 31, 2025 and 2024 includes approximately $0.6 million and $0.5 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2024 and 2023, respectively.

Rewards program points are accrued as deferred revenue at the retail value per point, net of estimated breakage based on historical redemption rates experienced within the rewards program. Rewards points are forfeited at the end of each calendar year.

The following table disaggregates the Company’s revenue by product category for the three and six months ended March 31, 2025 and 2024, dollars in thousands and as a percentage of net sales:

	Three months ended March 31,				Six months ended March 31,
	2025		2024		2025		2024
Grocery	$238,522	71%	217,120	71	475,146	71	429,255	70
Dietary supplements	66,199	20	61,950	20	127,730	19	121,924	20
Body care, pet care and other	31,048	9	29,022	9	63,114	10	58,663	10
	$335,769	100%	308,092	100	665,990	100	609,842	100

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

The following table presents the Company’s basic and diluted EPS for the three and six months ended March 31, 2025 and 2024, dollars in thousands, except per share data:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Net income	$13,101	7,961	23,039	15,716

Weighted average number of shares of common stock outstanding	22,935,698	22,759,131	22,919,457	22,755,307
Effect of dilutive securities	338,002	301,988	296,176	260,535
Weighted average number of shares of common stock outstanding including effect of dilutive securities	23,273,700	23,061,119	23,215,633	23,015,842

Basic earnings per share	$0.57	0.35	1.01	0.69
Diluted earnings per share	$0.56	0.35	0.99	0.68

There were 32,096 and 14,944 non-vested RSUs for the three months ended March 31, 2025 and 2024, respectively, and 32,096 and 145,805 non-vested RSUs for the six months ended March 31, 2025 and 2024, respectively, excluded from the calculation of diluted EPS as they were antidilutive.

5. Debt

Credit Facility

The Company is party to a credit facility originally entered into on January 28, 2016, as subsequently amended, consisting of a revolving loan facility and, prior to its repayment in September 2024, a $35.0 million term loan (the Term Loan, and, collectively, the Credit Facility). As of September 30, 2024, the Company had fully repaid all remaining amounts outstanding under the Term Loan. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. At March 31, 2025, the aggregate revolving commitment amount available under the Credit Facility was $72.5 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow revolving amounts under the Credit Facility at any time prior to its maturity date without premium or penalty. The revolving commitments under the Credit Facility mature on November 16, 2028. Base rate loans under the Credit Facility bear interest at a fluctuating base rate, as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of: (i) the federal funds rate plus 0.50%; (ii) the prime rate; and (iii) Term SOFR plus 1.00%, subject to the applicable interest rate floor, less the lender spread based upon the Company’s consolidated leverage ratio. Term SOFR borrowings under the Credit Facility bear interest based on Term SOFR for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is based upon the Company’s consolidated leverage ratio.

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

The Company had no revolving loan amounts outstanding under the Credit Facility as of March 31, 2025 and September 30, 2024. The Company had undrawn, issued and outstanding letters of credit of $2.2 million as of March 31, 2025 and September 30, 2024, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $70.3 million and $72.8 million available for borrowing under the Credit Facility as of March 31, 2025 and September 30, 2024, respectively.

As of March 31, 2025 and September 30, 2024, the Company was in compliance with all covenants under the Credit Facility.

Lease Obligations

The Company had 24 leases that were classified as finance leases as of March 31, 2025 and September 30, 2024. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $0.8 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively, and $1.8 million and $2.3 million for the six months ended March 31, 2025 and 2024, respectively. Interest expense for the three and six months ended March 31, 2025 and 2024 relates primarily to interest on finance lease obligations and the Credit Facility. The Company capitalized interest of $0.1 million for each of the three months ended March 31, 2025 and 2024, and $0.1 million and $0.2 million for the six months ended March 31, 2025 and 2024, respectively.

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

The Company did not repurchase any shares of common stock during the three and six months ended March 31, 2025 and 2024. During the three months ended December 31, 2023, the Company reissued 6,497 treasury shares at a cost of $0.1 million to partially satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. At March 31, 2025 and September 30, 2024, the Company held no shares in treasury.

Dividends

The Company paid a quarterly cash dividend of $0.12 per share of common stock in each of the first two quarters of fiscal year 2025 and $0.10 per share of common stock in each of the first two quarters of fiscal year 2024. In addition, the Company paid a special cash dividend of $1.00 per share of common stock in the first quarter of fiscal year 2024.

Share-Based Compensation

During the six months ended March 31, 2025, the Company accelerated the vesting of certain restricted stock units upon the retirement of the Company’s former Chief Financial Officer, making them fully vested, resulting in incremental share-based compensation expense of $0.5 million.

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

The Company has four operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 13). The leases began at various times with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases have been approved by our audit committee in accordance with our related party transaction policy. As of March 31, 2025, these leases accounted for $7.1 million of operating lease assets and $7.3 million of operating lease liabilities, of which $0.9 million was current, and are included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for each of the three months ended March 31, 2025 and 2024 and $0.6 million for each of the six months ended March 31, 2025 and 2024.

The components of total lease cost for the three and six months ended March 31, 2025 and 2024 were as follows, dollars in thousands:

		Three months ended		Six months ended
		March 31,		March 31,
Lease cost	Classification	2025	2024	2025	2024
Operating lease cost:
	Cost of goods sold and occupancy costs	$11,093	11,009	22,058	22,036
	Store expenses	116	116	231	231
	Administrative expenses	99	99	197	197
	Pre-opening expenses	46	78	209	137
Finance lease cost:
Depreciation of lease assets	Store expenses	1,078	1,028	2,156	2,037
	Pre-opening expenses	—	49	—	119
Interest on lease liabilities	Interest expense, net	530	514	1,072	1,016
	Pre-opening expenses	—	61	—	145
Short-term lease cost	Store expenses	867	905	1,661	1,659
Variable lease cost	Cost of goods sold and occupancy costs (1)	1,904	1,676	3,525	3,258
Sublease income	Store expenses	(117)	(18)	(220)	(106)
Total lease cost		$15,616	15,517	30,889	30,729

(1) Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three and six months ended March 31, 2025 and 2024 were as follows, dollars in thousands:

	Three months ended		Six months ended
	March 31,		March 31,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,406	11,327	22,882	22,707
Operating cash flows from finance leases	530	575	1,072	1,160
Financing cash flows from finance leases	982	891	1,951	1,706
Lease assets obtained in exchange for new lease liabilities:
Operating leases	6,670	4,752	8,282	9,432
Finance leases	—	7	—	(45)

Additional information related to the Company’s leases as of March 31, 2025 and 2024 was as follows:

	March 31,
	2025	2024
Weighted-average remaining lease term (in years):
Operating leases	9.5	9.9
Finance leases	13.3	13.9
Weighted-average discount rate:
Operating leases	4.1%	3.9
Finance leases	4.8%	4.8

During the six months ended March 31, 2025, the Company early terminated a lease due to a store relocation, and, as a result, the Company wrote off operating lease assets and liabilities of less than $0.1 million each and recorded a gain of less than $0.1 million. During the three and six months ended March 31, 2024, the Company paid $0.3 million to early terminate the operating lease associated with a closed store, and, as a result, the Company wrote off $0.4 million of operating lease assets and $0.6 million of operating lease liabilities and recorded a $0.2 million loss. In addition, during the three and six months ended March 31, 2025, the Company incurred impairment charges related to operating lease assets of less than $0.1 million and $0.1 million, respectively, associated with a store closure and an early store relocation and store closures, respectively, and during the three and six months ended March 31, 2024, the Company incurred impairment charges related to operating lease assets of $0.1 million, associated with store closures.

Future lease payments under non-cancellable leases as of March 31, 2025 were as follows, dollars in thousands:

Fiscal year	Operating leases	Finance leases	Total
Remainder of 2025	$23,787	3,028	26,815
2026	46,574	6,093	52,667
2027	45,124	6,138	51,262
2028	42,318	5,053	47,371
2029	37,981	3,905	41,886
Thereafter	158,485	37,026	195,511
Total future undiscounted lease payments	354,269	61,243	415,512
Less imputed interest	(63,930)	(16,018)	(79,948)
Total reported lease liability	290,339	45,225	335,564
Less current portion	(36,275)	(4,069)	(40,344)
Noncurrent lease liability	$254,064	41,156	295,220

The table above excludes $12.1 million of legally binding minimum lease payments for leases that had been executed as of March 31, 2025 but whose terms had not yet commenced.

8. Property and Equipment

The Company had the following property and equipment balances as of March 31, 2025 and September 30, 2024, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2025	September 30, 2024
Construction in process		n/a		$892	5,758
Land		n/a		6,746	6,746
Buildings	16	–	40	60,578	60,556
Land improvements	1	–	24	2,424	2,324
Leasehold and building improvements	1	–	25	192,663	185,045
Fixtures and equipment	5	–	7	171,022	167,060
Computer hardware and software	3	–	5	31,749	30,622
				466,074	458,111
Less accumulated depreciation and amortization				(285,227)	(279,502)
Property and equipment, net				$180,847	178,609

Depreciation and amortization expense for the three and six months ended March 31, 2025 and 2024 is summarized as follows, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$200	216	396	357
Depreciation and amortization expense included in store expenses	6,842	6,994	14,178	13,839
Depreciation and amortization expense included in administrative expenses	846	443	1,264	838
Depreciation and amortization expense included in pre-opening expenses	—	49	—	119
Total depreciation and amortization expense	$7,888	7,702	15,838	15,153

9. Other Assets

Other assets as of March 31, 2025 and September 30, 2024, are summarized as follows, dollars in thousands:

				As of
	Useful lives			March 31,	September 30,
	(in years)			2025	2024
Amortizable other assets:
Implementation costs for software hosting arrangements	3	–	4	$2,485	171
Less accumulated amortization				(1)	(—)
Amortizable other assets, net				2,484	171
Deposits		n/a		186	158
Deferred sublease rents		n/a		91	127
Other		n/a		2	2
Total other assets				$2,763	458

10. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of March 31, 2025 and September 30, 2024, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2025	September 30, 2024
Amortizable intangible assets:
Internal-use software (1)	1	–	7	$14,923	14,774
Other intangibles	1	–	10	92	92
Amortizable intangible assets				15,015	14,866
Less accumulated amortization				(8,002)	(7,034)
Amortizable intangible assets, net				7,013	7,832
Internal-use software in process (1)				31	50
Trademarks	Indefinite			389	389
Deferred financing costs, net	3	–	5	17	19
Total other intangibles, net				7,450	8,290
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$12,648	13,488

(1) Internal-use software at September 30, 2024 has been reclassified from other intangibles to be consistent with the current period presentation.

11. Accrued Expenses

The composition of accrued expenses as of March 31, 2025 and September 30, 2024 is summarized as follows, dollars in thousands:

	As of
	March 31,	September 30,
	2025	2024
Payroll and employee-related expenses	$21,519	21,874
Accrued property, sales, and use tax payable	8,581	9,607
Accrued marketing expenses	621	413
Deferred revenue	1,971	1,895
Other	2,690	2,058
Total accrued expenses	$35,382	35,847

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

13. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases (see Note 7) with Chalet. Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.2 million for each of the three months ended March 31, 2025 and 2024, and $0.4 million for each of the six months ended March 31, 2025 and 2024.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 7) with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.1 million for each of the three months ended March 31, 2025 and 2024 and was $0.2 million for each of the six months ended March 31, 2025 and 2024.

FTVC LLC: The Company has one operating lease (see Note 7) with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the three months ended March 31, 2025 and 2024 and was less than $0.1 million for each of the six months ended March 31, 2025 and 2024.

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

15. Subsequent Event

On May 7, 2025, the Board approved the payment of a quarterly cash dividend of $0.12 per share of common stock to be paid on June 11, 2025 to stockholders of record as of the close of business on May 27, 2025.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, dietary supplements and body care products that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of March 31, 2025, we operated 169 stores in 21 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The sizes of our stores range from approximately 7,000 to 17,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2024, we increased our store count at a compound annual growth rate of 2.0%. In fiscal year 2024, we opened four new stores and relocated/remodeled four existing stores. We plan to open three to four new stores and relocate/remodel two to four existing stores in fiscal year 2025. During the six months ended March 31, 2025, we opened two new stores, relocated/remodeled two existing stores and closed two stores. Between April 1, 2025 and the date of this Form 10-Q, we did not open any new stores nor relocate/remodel any existing stores.

Performance Highlights

Key highlights of our performance for the three and six months ended March 31, 2025 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $335.8 million for the three months ended March 31, 2025, an increase of $27.7 million, or 9.0%, compared to net sales of $308.1 million for the three months ended March 31, 2024. Net sales were $666.0 million for the six months ended March 31, 2025, an increase of $56.1 million, or 9.2%, compared to net sales of $609.8 million for the six months ended March 31, 2024.

●

Daily average comparable store sales. Daily average comparable store sales for the three months ended March 31, 2025 increased 8.9% compared to the three months ended March 31, 2024. Daily average comparable store sales for the six months ended March 31, 2025 increased 8.9% compared to the six months ended March 31, 2024.

●

Net income. Net income was $13.1 million for the three months ended March 31, 2025, an increase of $5.1 million, or 64.6%, compared to net income of $8.0 million for the three months ended March 31, 2024. Net income was $23.0 million for the six months ended March 31, 2025, an increase of $7.3 million, or 46.6%, compared to net income of $15.7 million for the six months ended March 31, 2024.

●

EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $25.4 million for the three months ended March 31, 2025, an increase of $6.5 million, or 34.2%, compared to $19.0 million for the three months ended March 31, 2024. EBITDA was $46.7 million for the six months ended March 31, 2025, an increase of $9.5 million, or 25.6%, compared to $37.2 million for the six months ended March 31, 2024. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $26.3 million for the three months ended March 31, 2025, an increase of $6.6 million, or 33.3%, compared to $19.7 million for the three months ended March 31, 2024. Adjusted EBITDA was $49.1 million for the six months ended March 31, 2025, an increase of $10.6 million, or 27.6%, compared to $38.5 million for the six months ended March 31, 2024. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of March 31, 2025, cash and cash equivalents was $21.2 million, and there was $70.3 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $2.2 million.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends and political environment. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, levels of disposable consumer income, consumer debt, interest rates, inflation or deflation, periods of recession and growth, the price of commodities, tariffs and trade restrictions, the political environment and consumer confidence. Furthermore, our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, including unemployment benefits. Over the past several years, a number of macroeconomic and global trends have impacted our business. The labor market has impacted our ability to retain and attract store Crew members, and in certain markets we continue to be challenged by labor shortages broadly impacting the retail industry. We have invested in increased wages for our store Crew members and may be required to do so in the future. As a result of current global supply chain issues, we have on occasion experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain, although certain products may be in relatively short supply or unavailable from time to time.

In recent years, the costs of certain goods we sell were impacted by levels of inflation higher than we have historically experienced, resulting in part from supply disruptions, geopolitical instability, including the conflicts in Ukraine and the Middle East, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, other disruptions and the uncertain economic environment. While levels of inflation moderated during fiscal year 2024, we are unable to predict the impact of inflationary or disinflationary trends on consumer behavior and our sales and profitability in the future. In addition, the United States recently has imposed, or has proposed, tariffs on a broad range of foreign-sourced products and materials. Although the tariffs imposed have not had a material impact on our business, financial condition and results of operations, there can be no assurance that this will continue to be the case. The imposition of additional tariffs and trade restrictions, or a prolonged trade conflict between the United States and its trade partners, could result in adverse and uncertain economic conditions and adversely impact demand for our products.

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

●

Consumer preferences. Our performance is also impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, changing consumer choices and the cost of these products. A change in consumer preferences away from our offerings, including those resulting from higher retail prices for our products due to inflation or tariffs, or reductions or changes in our offerings, could have a material adverse effect on our business.

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

Administrative expenses

Administrative expenses consist of home office-related expenses, such as salary and benefits, share-based compensation, office supplies, hardware and software expenses, depreciation and amortization expense, occupancy costs (including rent, common area maintenance, real estate taxes and utilities), software services expenses, professional services expenses, expenses associated with our Board, expenses related to compliance with the requirements of regulations applicable to publicly traded companies, and other general and administrative expenses. Depreciation expense included in administrative expenses relates to depreciation for assets directly used at the home office including depreciation on land improvements, leasehold improvements, fixtures and equipment, and computer hardware and software.

Pre-opening expenses

Pre-opening expenses for new stores and relocations/remodels may include rent expense, salaries, advertising, supplies, and other miscellaneous costs incurred prior to the store opening. Rent expense is generally incurred from three to six months prior to a store’s opening date for store leases classified as operating. For store leases classified as finance leases, we recognize pre-opening depreciation expense. Other pre-opening expenses are generally incurred in the four to seven months prior to the store opening. Certain advertising and promotional costs associated with opening a new store may be incurred both before and after the store opens. All pre-opening costs are expensed as incurred. Pre-opening expenses for remodels are incurred if the store is required to be closed due to the remodel.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Statements of Income Data: *
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	69.7	70.7	69.9	70.6
Gross profit	30.3	29.3	30.1	29.4
Store expenses	21.7	22.5	22.0	22.5
Administrative expenses	3.3	3.1	3.4	3.1
Pre-opening expenses	0.1	0.1	0.1	0.1
Operating income	5.2	3.7	4.6	3.6
Interest expense, net	(0.2)	(0.4)	(0.3)	(0.3)
Income before income taxes	5.0	3.3	4.4	3.3
Provision for income taxes	(1.1)	(0.7)	(0.9)	(0.7)
Net income	3.9%	2.6	3.5	2.6

*Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	169	168	169	168
Number of new stores opened during the period	2	1	2	3
Number of stores relocated/remodeled during the period	—	—	2	1
Number of stores closed during the period	—	—	2	—
Twelve-month store unit growth rate	0.6%	1.2	0.6	1.2
Change in daily average comparable store sales	8.9%	7.5	8.9	6.9

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended March 31,		Change in
	2025	2024	Dollars	Percent
Statements of Income Data:
Net sales	$335,769	308,092	27,677	9.0%
Cost of goods sold and occupancy costs	234,021	217,735	16,286	7.5
Gross profit	101,748	90,357	11,391	12.6
Store expenses	72,755	69,204	3,551	5.1
Administrative expenses	11,023	9,522	1,501	15.8
Pre-opening expenses	417	370	47	12.7
Operating income	17,553	11,261	6,292	55.9
Interest expense, net	(750)	(1,177)	427	(36.3)
Income before income taxes	16,803	10,084	6,719	66.6
Provision for income taxes	(3,702)	(2,123)	(1,579)	74.4
Net income	$13,101	7,961	5,140	64.6%

Net sales

Net sales increased $27.7 million, or 9.0%, to $335.8 million for the three months ended March 31, 2025 compared to $308.1 million for the three months ended March 31, 2024, due to a $27.2 million increase in comparable store sales and a $3.5 million increase in new store sales, partially offset by a $2.9 million decrease in net sales related to closed stores. Daily average comparable store sales increased 8.9% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The daily average comparable store sales increase resulted from a 5.9% increase in daily average transaction count and a 2.8% increase in daily average transaction size. Comparable store average transaction size was $48.94 for the three months ended March 31, 2025.

Gross profit

Gross profit increased $11.4 million, or 12.6%, to $101.7 million for the three months ended March 31, 2025 compared to $90.4 million for the three months ended March 31, 2024. Gross profit reflects earnings after product and store occupancy costs. Gross margin increased to 30.3% for the three months ended March 31, 2025 compared to 29.3% for the three months ended March 31, 2024. The increase in gross margin during the three months ended March 31, 2025 was driven by higher product margin primarily attributed to effective promotions.

Store expenses

Store expenses increased $3.6 million, or 5.1%, to $72.8 million for the three months ended March 31, 2025 compared to $69.2 million for the three months ended March 31, 2024. The increase in store expenses was primarily driven by higher compensation expenses. Store expenses as a percentage of net sales were 21.7% and 22.5% for the three months ended March 31, 2025 and 2024, respectively. The decrease in store expenses as a percentage of net sales reflects expense leverage.

Administrative expenses

Administrative expenses increased $1.5 million, or 15.8%, to $11.0 million for the three months ended March 31, 2025 compared to $9.5 million for the three months ended March 31, 2024. The increase in administrative expenses was driven by higher compensation expenses and technology expenses. Administrative expenses as a percentage of net sales were 3.3% and 3.1% for the three months ended March 31, 2025 and 2024, respectively.

Pre-opening expenses

Pre-opening expenses were $0.4 million for each of the three months ended March 31, 2025 and 2024.

Interest expense, net

Interest expense, net of capitalized interest, was $0.8 million for the three months ended March 31, 2025 compared to $1.2 million for the three months ended March 31, 2024.

Income taxes

Income tax expense increased $1.6 million for the three months ended March 31, 2025 to $3.7 million compared to $2.1 million for the three months ended March 31, 2024. The Company’s effective income tax rate was 22.0% and 21.1% for the three months ended March 31, 2025 and 2024, respectively.

Net income

Net income was $13.1 million, or $0.56 diluted earnings per share, for the three months ended March 31, 2025 compared to $8.0 million, or $0.35 diluted earnings per share, for the three months ended March 31, 2024.

Six months ended March 31, 2025 compared to the six months ended March 31, 2024

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Six months ended March 31,		Change in
	2025	2024	Dollars	Percent
Statements of Income Data:
Net sales	$665,990	609,842	56,148	9.2%
Cost of goods sold and occupancy costs	465,418	430,725	34,693	8.1
Gross profit	200,572	179,117	21,455	12.0
Store expenses	146,281	137,216	9,065	6.6
Administrative expenses	22,537	18,929	3,608	19.1
Pre-opening expenses	853	908	(55)	(6.1)
Operating income	30,901	22,064	8,837	40.1
Interest expense, net	(1,673)	(2,071)	398	(19.2)
Income before income taxes	29,228	19,993	9,235	46.2
Provision for income taxes	(6,189)	(4,277)	(1,912)	44.7
Net income	$23,039	15,716	7,323	46.6%

Net sales

Net sales increased $56.1 million, or 9.2%, to $666.0 million for the six months ended March 31, 2025 compared to $609.8 million for the six months ended March 31, 2024, due to a $53.8 million increase in comparable store sales and a $6.4 million increase in new store sales, partially offset by a $4.1 million decrease in net sales related to closed stores. Daily average comparable store sales increased 8.9% for the six months ended March 31, 2025 compared to the six months ended March 31, 2024. The daily average comparable store sales increase for the six months ended March 31, 2025 resulted from a 5.6% increase in daily average transaction count and a 3.1% increase in daily average transaction size. Comparable store average transaction size was $48.94 for the six months ended March 31, 2025.

Gross profit

Gross profit increased $21.5 million, or 12.0%, to $200.6 million for the six months ended March 31, 2025 compared to $179.1 million for the six months ended March 31, 2024. Gross profit reflects earnings after product and store occupancy costs. Gross margin increased to 30.1% for the six months ended March 31, 2025 compared to 29.4% for the six months ended March 31, 2024. The increase in gross margin during the six months ended March 31, 2025 was driven by higher product margin primarily attributed to effective promotions, and store occupancy cost leverage.

Store expenses

Store expenses increased $9.1 million, or 6.6%, to $146.3 million for the six months ended March 31, 2025 compared to $137.2 million for the six months ended March 31, 2024. The increase in store expenses was primarily driven by higher compensation expenses. Store expenses as a percentage of net sales were 22.0% and 22.5% for the six months ended March 31, 2025 and 2024, respectively. The decrease in store expenses as a percentage of net sales reflects expense leverage.

Administrative expenses

Administrative expenses increased $3.6 million, or 19.1%, to $22.5 million for the six months ended March 31, 2025 compared to $18.9 million for the six months ended March 31, 2024. The increase in administrative expenses was driven by higher compensation expenses, including costs related to our Chief Financial Officer transition, and technology expenses. Administrative expenses as a percentage of net sales were 3.4% and 3.1% for the six months ended March 31, 2025 and 2024, respectively.

Pre-opening expenses

Pre-opening expenses were $0.9 million for each of the six months ended March 31, 2025 and 2024.

Interest expense, net

Interest expense, net of capitalized interest, was $1.7 million for the six months ended March 31, 2025 compared to $2.1 million for the six months ended March 31, 2024.

Income taxes

Income tax expense increased $1.9 million for the six months ended March 31, 2025 to $6.2 million compared to $4.3 million for the six months ended March 31, 2024. The Company’s effective income tax rate was 21.2% and 21.4% for the six months ended March 31, 2025 and 2024, respectively.

Net income

Net income was $23.0 million, or $0.99 diluted earnings per share, for the six months ended March 31, 2025 compared to $15.7 million, or $0.68 diluted earnings per share, for the six months ended March 31, 2024.

Non-GAAP financial measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA as adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance, including certain items such as impairment charges, store closing costs, share-based compensation, amortization of software hosting arrangement (SaaS) implementation costs and non-recurring items.

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Net income	$13,101	7,961	23,039	15,716
Interest expense, net	750	1,177	1,673	2,071
Provision for income taxes	3,702	2,123	6,189	4,277
Depreciation and amortization	7,888	7,702	15,838	15,153
EBITDA	25,441	18,963	46,739	37,217
Impairment of long-lived assets and store closing costs	31	335	118	424
Share-based compensation	822	432	2,257	838
Amortization of SaaS implementation costs	1	—	1	—
Adjusted EBITDA	$26,295	19,730	49,115	38,479

EBITDA increased 34.2% to $25.4 million for the three months ended March 31, 2025 compared to $19.0 million for the three months ended March 31, 2024. EBITDA increased 25.6% to $46.7 million for the six months ended March 31, 2025 compared to $37.2 million for the six months ended March 31, 2024. EBITDA as a percentage of net sales was 7.6% and 6.2% for the three months ended March 31, 2025 and 2024, respectively. EBITDA as a percentage of net sales was 7.0% and 6.1% for the six months ended March 31, 2025 and 2024, respectively.

Adjusted EBITDA increased 33.3% to $26.3 million for the three months ended March 31, 2025 compared to $19.7 million for the three months ended March 31, 2024. Adjusted EBITDA increased 27.6% to $49.1 million for the six months ended March 31, 2025 compared to $38.5 million for the six months ended March 31, 2024. Adjusted EBITDA as a percentage of net sales was 7.8% and 6.4% for the three months ended March 31, 2025 and 2024, respectively. Adjusted EBITDA as a percentage of net sales was 7.4% and 6.3% for the six months ended March 31, 2025 and 2024, respectively.

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

Our competitors may define EBITDA and Adjusted EBITDA differently, and as a result, our measures of EBITDA and Adjusted EBITDA may not be directly comparable to EBITDA and Adjusted EBITDA of other companies. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and Adjusted EBITDA are supplemental measures of operating performance that do not represent and should not be considered in isolation or as an alternative to, or substitute for, net income or other financial statement data presented in the consolidated financial statements as indicators of financial performance. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

●	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

●	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

●	EBITDA and Adjusted EBITDA do not reflect any depreciation or interest expense for leases classified as finance leases;

●	EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

●	Adjusted EBITDA does not reflect share-based compensation, impairment of long-lived assets, store closing costs and amortization of SaaS implementation costs;

●	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes; and

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, cash dividends, share repurchases and corporate taxes. As of March 31, 2025, we had $21.2 million in cash and cash equivalents and $70.3 million available for borrowing under our Credit Facility.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program – most recently in May 2024 – and the current program will terminate on May 31, 2026. We did not repurchase any shares of our common stock during the three months ended March 31, 2025. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Credit Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

We paid a quarterly cash dividend of $0.12 per share of common stock in each of the first two quarters of fiscal year 2025. On May 7, 2025, our Board approved the payment of a quarterly cash dividend of $0.12 per share of common stock to be paid on June 11, 2025 to stockholders of record as of the close of business on May 27, 2025.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Six months ended March 31,
	2025	2024
Net cash provided by operating activities	$36,744	36,847
Net cash used in investing activities	(15,880)	(22,510)
Net cash used in financing activities	(8,526)	(21,709)
Net increase (decrease) in cash and cash equivalents	12,338	(7,372)
Cash and cash equivalents, beginning of period	8,871	18,342
Cash and cash equivalents, end of period	$21,209	10,970

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, impairment of long-lived assets and store closures, share-based compensation, and changes in deferred taxes, and the effect of changes in operating assets and liabilities. Cash provided by operating activities decreased $0.1 million, or 0.3%, to $36.7 million for the six months ended March 31, 2025 compared to $36.8 million for the six months ended March 31, 2024. The decrease in cash provided by operating activities was the result of a decrease in cash provided by operating assets and liabilities, partially offset by an increase in cash provided by net income as adjusted for non-cash items.

Investing Activities

Net cash used in investing activities decreased $6.6 million, or 29.5%, to $15.9 million for the six months ended March 31, 2025 compared to $22.5 million for the six months ended March 31, 2024. This decrease was primarily the result of decreases in acquisitions of property and equipment of $6.1 million and other intangibles of $0.2 million during the six months ended March 31, 2025 compared to the six months ended March 31, 2024, and was attributed to the timing of new store openings, relocations/remodels, and software projects under development.

We plan to spend approximately $20.1 million to $28.1 million on capital expenditures during the remainder of fiscal year 2025 primarily in connection with expected new store openings and store relocations/remodels.

Acquisition of property and equipment not yet paid decreased $2.7 million to $2.7 million for the six months ended March 31, 2025 compared to $5.4 million for the six months ended March 31, 2024 due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used in financing activities was $8.5 million for the six months ended March 31, 2025 compared to $21.7 million for the six months ended March 31, 2024. During the six months ended March 31, 2024, we paid a special cash dividend to stockholders of $22.7 million.

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

We had no revolving loan amounts outstanding under the Credit Facility as of March 31, 2025 and September 30, 2024. As of March 31, 2025 and September 30, 2024, we had undrawn, issued and outstanding letters of credit of $2.2 million, which were reserved against the amount available for borrowing under the Credit Facility. We had $70.3 million and $72.8 million available for borrowing under the Credit Facility as of March 31, 2025 and September 30, 2024, respectively.

As of March 31, 2025 and September 30, 2024, the Company was in compliance with all covenants under the Credit Facility.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

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

We rely on foreign suppliers to source certain of the products that we sell. The United States recently has imposed, or has proposed, tariffs on a broad range of foreign-sourced products and materials including tariffs on products imported from China, Mexico and Canada. In response, certain trading partners of the United States, including China, have imposed retaliatory tariffs and other measures on goods manufactured in the United States. Although the tariffs imposed have not had a material impact on our business, financial condition and results of operations, there can be no assurance that this will continue to be the case. The imposition of additional tariffs and trade restrictions on the foreign-sourced goods that we sell, or the foreign-sourced materials that are incorporated into such goods, may cause us to incur higher costs to procure certain products we offer, which may require us to raise prices on such products. If our competitors do not keep pace with any such price increases or are able to offset the impact of tariffs through other actions, our competitive position may be adversely affected. In addition, a prolonged trade conflict between the United States and its trade partners could result in adverse and uncertain economic conditions and adversely impact demand for our products. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Item 5. Other Information

On May 7, 2025, the Company and Chalet Properties of Pueblo, L.L.C., a related party owned by members of the Isely family, entered into the Shopping Center Lease pursuant to which the Company will lease real property in New Mexico (the “Lease”). The initial term of the Lease will be 120 months with four additional renewal options of 60 months each. The Company will pay annual rent of approximately $0.2 million pursuant to the Lease during the initial term. On May 7, 2025, the Company also entered into the First Amendment to Lease with the Land Trust (the “Lease Amendment”), modifying the terms of the previously disclosed Lease, dated February 29, 2012, between the Company and the Land Trust, pursuant to which the Company leases real property in Colorado. The Lease Amendment extends the lease term for an additional 99 months and provides two renewal options of 60 months each. The Company will pay annual rent of approximately $0.3 million pursuant to the Lease Amendment.

As required under the Company’s related party transaction policy, the Company’s audit committee approved the terms of these transactions. The foregoing descriptions of the Lease and the Lease Amendment do not purport to be complete and are qualified in their entirety by reference to their complete text, copies of which are filed as Exhibits 10.1 and 10.2, respectively, to this report and are incorporated by reference herein. This disclosure is responsive to Item 1.01 of Form 8-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 5, 2012, File No. 333-182186)

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 11, 2025)

3.3

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 5, 2012, File No. 333-182186)

10.1	Shopping Center Lease, by and between Chalet Properties of Pueblo, L.L.C. and Vitamin Cottage Natural Food Markets, Inc., dated May 7, 2025
10.2	First Amendment to Lease, by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated May 7, 2025
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.3	Certification of Richard Hallé, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2025 and September 30, 2024 (unaudited); (ii) Consolidated Statements of Income for the three and six months ended March 31, 2025 and 2024 (unaudited); (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2025 and 2024 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2025 and 2024 (unaudited); and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 8, 2025.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ RICHARD HALLÉ
Richard Hallé, Chief Financial Officer
(Principal Financial and Accounting Officer)