Form 10-Q
period 2025-06-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2025-08-07
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 4, 2025 was 22,954,109.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2025

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2025	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$13,178	8,871
Accounts receivable, net	12,810	12,610
Merchandise inventory	124,626	120,672
Prepaid expenses and other current assets	6,362	4,905
Total current assets	156,976	147,058
Property and equipment, net	181,037	178,609
Other assets:
Operating lease assets, net	263,928	275,111
Finance lease assets, net	40,643	40,752
Other assets	4,218	458
Goodwill and other intangible assets, net	12,195	13,488
Total other assets	320,984	329,809
Total assets	$658,997	655,476

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$82,455	88,397
Accrued expenses	31,481	35,847
Operating lease obligations, current portion	36,428	35,926
Finance lease obligations, current portion	4,128	3,960
Total current liabilities	154,492	164,130
Long-term liabilities:
Operating lease obligations, net of current portion	250,724	263,404
Finance lease obligations, net of current portion	43,253	43,217
Deferred income tax liabilities, net	8,027	10,471
Total long-term liabilities	302,004	317,092
Total liabilities	456,496	481,222
Commitments (Notes 7 and 14)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,954,109 and 22,888,540 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	23	23
Additional paid-in capital	62,185	60,327
Retained earnings	140,293	113,904
Total stockholders’ equity	202,501	174,254
Total liabilities and stockholders’ equity	$658,997	655,476

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Net sales	$328,705	309,082	994,695	918,924
Cost of goods sold and occupancy costs	230,426	218,751	695,844	649,476
Gross profit	98,279	90,331	298,851	269,448
Store expenses	71,719	67,575	218,000	204,791
Administrative expenses	10,949	9,545	33,486	28,474
Pre-opening expenses	24	364	877	1,272
Operating income	15,587	12,847	46,488	34,911
Interest expense, net	(694)	(1,052)	(2,367)	(3,123)
Income before income taxes	14,893	11,795	44,121	31,788
Provision for income taxes	(3,288)	(2,586)	(9,477)	(6,863)
Net income	$11,605	9,209	34,644	24,925

Net income per share of common stock:
Basic	$0.51	0.40	1.51	1.09
Diluted	$0.50	0.40	1.49	1.08
Weighted average number of shares of common stock outstanding:
Basic	22,951,339	22,789,057	22,930,084	22,766,516
Diluted	23,311,935	23,115,356	23,247,316	23,052,044

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended June 30,
	2025	2024
Operating activities:
Net income	$34,644	24,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,791	22,998
Loss on impairment of long-lived assets and store closing costs	81	390
(Gain) loss on disposal of property and equipment	(30)	10
Share-based compensation	3,100	1,900
Deferred income tax benefit	(2,444)	(2,519)
Non-cash interest expense	3	14
Other	3	(160)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(1,055)	1,318
Merchandise inventory	(3,954)	1,923
Prepaid expenses and other assets	(5,232)	(1,009)
Income tax receivable	—	252
Operating lease assets	25,221	25,005
(Decrease) increase in:
Operating lease liabilities	(25,565)	(25,386)
Accounts payable	(4,520)	2,023
Accrued expenses	(4,366)	(2,404)
Net cash provided by operating activities	39,677	49,280
Investing activities:
Acquisition of property and equipment	(23,124)	(31,016)
Acquisition of other intangibles	(167)	(839)
Proceeds from sale of property and equipment	44	3
Proceeds from property insurance settlements	305	44
Net cash used in investing activities	(22,942)	(31,808)
Financing activities:
Borrowings under revolving loans	486,200	455,300
Repayments under revolving loans	(486,200)	(438,700)
Repayments under term loan	—	(6,000)
Finance lease obligation payments	(2,931)	(2,653)
Dividends to shareholders	(8,255)	(29,585)
Payments of deferred financing costs	—	(18)
Payments on withholding tax for restricted stock unit vesting	(1,242)	(243)
Net cash used in financing activities	(12,428)	(21,899)
Net increase (decrease) in cash and cash equivalents	4,307	(4,427)
Cash and cash equivalents, beginning of period	8,871	18,342
Cash and cash equivalents, end of period	$13,178	13,915
Supplemental disclosures of cash flow information:
Cash paid for interest	$959	1,630
Cash paid for interest on finance lease obligations, net of capitalized interest of $164 and $302, respectively	1,441	1,422
Income taxes paid	11,644	8,264
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$2,157	2,578
Acquisition of other intangibles not yet paid	—	51
Lease assets obtained in exchange for new operating lease obligations	14,022	13,073
Lease assets obtained in exchange for new finance lease obligations	3,135	(45)

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended June 30, 2025 and 2024

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –
	$0.001 par value		Additional		Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	stockholders’ equity
Balances September 30, 2024	22,888,540	$23	$60,327	$113,904	$174,254
Net income	—	—	—	9,938	9,938
Share-based compensation	—	—	433	—	433
Issuance of common stock	42,686	—	—	—	—
Cash dividend	—	—	—	(2,749)	(2,749)
Balances December 31, 2024	22,931,226	23	60,760	121,093	181,876
Net income	—	—	—	13,101	13,101
Share-based compensation	—	—	749	—	749
Issuance of common stock	14,900	—	—	—	—
Cash dividend	—	—	—	(2,751)	(2,751)
Balances March 31, 2025	22,946,126	23	61,509	131,443	192,975
Net income	—	—	—	11,605	11,605
Share-based compensation	—	—	676	—	676
Issuance of common stock	7,983	—	—	—	—
Cash dividend	—	—	—	(2,755)	(2,755)
Balances June 30, 2025	22,954,109	$23	$62,185	$140,293	$202,501

	Common stock –
	$0.001 par value		Additional			Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	Treasury stock	stockholders’ equity
Balances September 30, 2023	22,738,915	$23	$59,013	$111,871	$(66)	$170,841
Net income	—	—	—	7,755	—	7,755
Share-based compensation	—	—	262	—	66	328
Issuance of common stock	13,498	—	—	—	—	—
Adoption of accounting standard	—	—	—	(36)	—	(36)
Cash dividend	—	—	—	(25,028)	—	(25,028)
Balances December 31, 2023	22,752,413	23	59,275	94,562	—	153,860
Net income	—	—	—	7,961	—	7,961
Share-based compensation	—	—	431	—	—	431
Issuance of common stock	19,556	—	—	—	—	—
Cash dividend	—	—	—	(2,278)	—	(2,278)
Balances March 31, 2024	22,771,969	23	59,706	100,245	—	159,974
Net income	—	—	—	9,209	—	9,209
Share-based compensation	—	—	898	—	—	898
Issuance of common stock	21,624	—	—	—	—	—
Cash dividend	—	—	—	(2,279)	—	(2,279)
Balances June 30, 2024	22,793,593	$23	$60,604	$107,175	$—	$167,802

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2025 and 2024

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, dietary supplements and body care products. The Company operated 169 stores as of June 30, 2025 and September 30, 2024, in 21 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado.

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

The balance of contract liabilities related to unredeemed gift cards was $1.7 million and $1.5 million as of June 30, 2025 and September 30, 2024, respectively. Revenue for the three months ended June 30, 2025 and 2024 includes $0.1 million and less than $0.1 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2024 and 2023, respectively. Revenue for the nine months ended June 30, 2025 and 2024 includes approximately $0.7 million and $0.5 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2024 and 2023, respectively.

Rewards program points are accrued as deferred revenue at the retail value per point, net of estimated breakage based on historical redemption rates experienced within the rewards program. Rewards points are forfeited at the end of each calendar year.

The following table disaggregates the Company’s revenue by product category for the three and nine months ended June 30, 2025 and 2024, dollars in thousands and as a percentage of net sales:

	Three months ended June 30,				Nine months ended June 30,
	2025		2024		2025		2024
Grocery	$235,286	72%	219,040	71	710,432	71	648,295	70
Dietary supplements	61,988	19	59,966	19	189,718	19	181,890	20
Body care, pet care and other	31,431	9	30,076	10	94,545	10	88,739	10
	$328,705	100%	309,082	100	994,695	100	918,924	100

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

The following table presents the Company’s basic and diluted EPS for the three and nine months ended June 30, 2025 and 2024, dollars in thousands, except per share data:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Net income	$11,605	9,209	34,644	24,925

Weighted average number of shares of common stock outstanding	22,951,339	22,789,057	22,930,084	22,766,516
Effect of dilutive securities	360,596	326,299	317,232	285,528
Weighted average number of shares of common stock outstanding including effect of dilutive securities	23,311,935	23,115,356	23,247,316	23,052,044

Basic earnings per share	$0.51	0.40	1.51	1.09
Diluted earnings per share	$0.50	0.40	1.49	1.08

There were no and 13,000 non-vested RSUs for the three months ended June 30, 2025 and 2024, respectively, and 32,096 and 27,944 non-vested RSUs for the nine months ended June 30, 2025 and 2024, respectively, excluded from the calculation of diluted EPS as they were antidilutive.

5. Debt

Credit Facility

The Company is party to a credit facility originally entered into on January 28, 2016, as subsequently amended, consisting of a revolving loan facility and, prior to its repayment in September 2024, a $35.0 million term loan (the Term Loan, and, collectively, the Credit Facility). As of September 30, 2024, the Company had fully repaid all remaining amounts outstanding under the Term Loan. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company and VC2. The Credit Facility is secured by a lien on substantially all of the Company’s assets. At June 30, 2025, the aggregate revolving commitment amount available under the Credit Facility was $72.5 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow revolving amounts under the Credit Facility at any time prior to its maturity date without premium or penalty. The revolving commitments under the Credit Facility mature on November 16, 2028. Base rate loans under the Credit Facility bear interest at a fluctuating base rate, as determined by the lenders’ administrative agent based on the most recent compliance certificate of the operating company and stated at the highest of: (i) the federal funds rate plus0.50%; (ii) the prime rate; and (iii) Term SOFR plus 1.00%, subject to the applicable interest rate floor, less the lender spread based upon the Company’s consolidated leverage ratio. Term SOFR borrowings under the Credit Facility bear interest based on Term SOFR for the interest period plus the lender spread based upon the Company’s consolidated leverage ratio. The unused commitment fee is based upon the Company’s consolidated leverage ratio.

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

The Company had no revolving loan amounts outstanding under the Credit Facility as of June 30, 2025 and September 30, 2024. The Company had undrawn, issued and outstanding letters of credit of $3.0 million and $2.2 million as of June 30, 2025 and September 30, 2024, respectively, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $69.5 million and $72.8 million available for borrowing under the Credit Facility as of June 30, 2025 and September 30, 2024, respectively.

As of June 30, 2025 and September 30, 2024, the Company was in compliance with all covenants under the Credit Facility.

Lease Obligations

The Company had 25 and 24 leases that were classified as finance leases as of June 30, 2025 and September 30, 2024, respectively. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $0.8 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively, and $2.5 million and $3.4 million for the nine months ended June 30, 2025 and 2024, respectively. Interest expense for the three and nine months ended June 30, 2025 and 2024 relates primarily to interest on finance lease obligations and the Credit Facility. The Company capitalized interest of $0.1 million for each of the three months ended June 30, 2025 and 2024, and $0.2 million and $0.3 million for the nine months ended June 30, 2025 and 2024, respectively.

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

The Company did not repurchase any shares of common stock during the three and nine months ended June 30, 2025 and 2024. During the nine months ended June 30, 2024, the Company reissued 6,497 treasury shares at a cost of $0.1 million to partially satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. At June 30, 2025 and September 30, 2024, the Company held no shares in treasury.

Dividends

The Company paid a quarterly cash dividend of $0.12 per share of common stock in each of the first three quarters of fiscal year 2025 and $0.10 per share of common stock in each of the first three quarters of fiscal year 2024. In addition, the Company paid a special cash dividend of $1.00 per share of common stock in the first quarter of fiscal year 2024.

Share-Based Compensation

During the nine months ended June 30, 2025, the Company accelerated the vesting of certain restricted stock units upon the retirement of the Company’s former Chief Financial Officer, making them fully vested, resulting in incremental share-based compensation expense of $0.5 million.

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

The Company has five operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 13). The leases began at various times with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases have been approved by our audit committee in accordance with our related party transaction policy. As of June 30, 2025, these leases accounted for $8.6 million of operating lease assets and $8.8 million of operating lease liabilities, of which $0.8 million was current, and are included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for each of the three months ended June 30, 2025 and 2024 and $0.9 million for each of the nine months ended June 30, 2025 and 2024.

The components of total lease cost for the three and nine months ended June 30, 2025 and 2024 were as follows, dollars in thousands:

		Three months ended		Nine months ended
		June 30,		June 30,
Lease cost	Classification	2025	2024	2025	2024
Operating lease cost:
	Cost of goods sold and occupancy costs	$11,143	10,976	33,201	33,012
	Store expenses	115	115	346	346
	Administrative expenses	98	98	295	295
	Pre-opening expenses	17	54	226	191
Finance lease cost:
Depreciation of lease assets	Store expenses	1,078	1,029	3,234	3,066
	Pre-opening expenses	10	50	10	169
Interest on lease liabilities	Interest expense, net	533	503	1,605	1,519
	Pre-opening expenses	—	61	—	206
Short-term lease cost	Store expenses	853	791	2,514	2,450
Variable lease cost	Cost of goods sold and occupancy costs(1)	1,887	1,807	5,412	5,065
Sublease income	Store expenses	(80)	(84)	(300)	(190)
Total lease cost		$15,654	15,400	46,543	46,129

(1) Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three and nine months ended June 30, 2025 and 2024 were as follows, dollars in thousands:

	Three months ended		Nine months ended
	June 30,		June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,529	11,518	34,411	34,225
Operating cash flows from finance leases	533	564	1,605	1,724
Financing cash flows from finance leases	980	947	2,931	2,653
Lease assets obtained in exchange for new lease liabilities:
Operating leases	5,740	3,641	14,022	13,073
Finance leases	3,135	—	3,135	(45)

Additional information related to the Company’s leases as of June 30, 2025 and 2024 was as follows:

	June 30,
	2025	2024
Weighted-average remaining lease term (in years):
Operating leases	9.4	9.8
Finance leases	14.0	13.7
Weighted-average discount rate:
Operating leases	4.2%	4.0
Finance leases	4.9%	4.8

During the nine months ended June 30, 2025, the Company early terminated a lease due to a store relocation, and, as a result, the Company wrote off operating lease assets and liabilities of less than $0.1 million each and recorded a gain of less than $0.1 million. During the nine months ended June 30, 2024, the Company paid $0.3 million to early terminate the operating lease associated with a closed store, and, as a result, the Company wrote off $0.4 million of operating lease assets and $0.6 million of operating lease liabilities and recorded a loss of $0.2 million. In addition, during the nine months ended June 30, 2025, the Company recorded impairment charges related to operating lease assets of $0.1 million, associated with store closures and an early store relocation, and during the three and nine months ended June 30, 2024, the Company recorded impairment charges related to operating lease assets of $0.4 million, associated with a store closure and an early store relocation, and $0.5 million, associated with store closures and an early store relocation, respectively.

Future lease payments under non-cancellable leases as of June 30, 2025 were as follows, dollars in thousands:

Fiscal year	Operating leases	Finance leases	Total
Remainder of 2025	$11,930	1,515	13,445
2026	47,172	6,289	53,461
2027	46,000	6,364	52,364
2028	43,322	5,279	48,601
2029	39,000	4,131	43,131
Thereafter	162,650	42,419	205,069
Total future undiscounted lease payments	350,074	65,997	416,071
Less imputed interest	(62,922)	(18,616)	(81,538)
Total reported lease liability	287,152	47,381	334,533
Less current portion	(36,428)	(4,128)	(40,556)
Noncurrent lease liability	$250,724	43,253	293,977

The table above excludes $15.4 million of legally binding minimum lease payments for leases that had been executed as of June 30, 2025 but whose terms had not yet commenced.

8. Property and Equipment

The Company had the following property and equipment balances as of June 30, 2025 and September 30, 2024, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2025	September 30, 2024
Construction in process		n/a		$1,384	5,758
Land		n/a		10,242	6,746
Buildings	16	–	40	60,578	60,556
Land improvements	1	–	24	2,459	2,324
Leasehold and building improvements	1	–	25	193,556	185,045
Fixtures and equipment	5	–	7	172,137	167,060
Computer hardware and software	3	–	5	32,305	30,622
				472,661	458,111
Less accumulated depreciation and amortization				(291,624)	(279,502)
Property and equipment, net				$181,037	178,609

Depreciation and amortization expense for the three and nine months ended June 30, 2025 and 2024 is summarized as follows, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$207	187	603	544
Depreciation and amortization expense included in store expenses	6,909	7,189	21,087	21,028
Depreciation and amortization expense included in administrative expenses	827	419	2,091	1,257
Depreciation and amortization expense included in pre-opening expenses	10	50	10	169
Total depreciation and amortization expense	$7,953	7,845	23,791	22,998

9. Other Assets

Other assets as of June 30, 2025 and September 30, 2024, are summarized as follows, dollars in thousands:

				As of
	Useful lives			June 30,	September 30,
	(in years)			2025	2024
Amortizable other assets:
Implementation costs for software hosting arrangements	3	–	8	$3,953	171
Less accumulated amortization				(3)	(–)
Amortizable other assets, net				3,950	171
Deposits		n/a		184	158
Deferred sublease rents		n/a		82	127
Other		n/a		2	2
Total other assets				$4,218	458

10. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of June 30, 2025 and September 30, 2024, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2025	September 30, 2024
Amortizable intangible assets:
Internal-use software (1)	1	–	7	$14,969	14,774
Other intangibles	1	–	10	92	92
Amortizable intangible assets				15,061	14,866
Less accumulated amortization				(8,469)	(7,034)
Amortizable intangible assets, net				6,592	7,832
Internal-use software in process (1)				—	50
Trademarks	Indefinite			389	389
Deferred financing costs, net	3	–	5	16	19
Total other intangibles, net				6,997	8,290
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$12,195	13,488

(1) Internal-use software at September 30, 2024 has been reclassified from other intangibles to be consistent with the current period presentation.

11. Accrued Expenses

The composition of accrued expenses as of June 30, 2025 and September 30, 2024 is summarized as follows, dollars in thousands:

	As of
	June 30,	September 30,
	2025	2024
Payroll and employee-related expenses	$18,688	21,874
Accrued property, sales, and use tax payable	8,029	9,607
Accrued marketing expenses	406	413
Deferred revenue	2,042	1,895
Other	2,316	2,058
Total accrued expenses	$31,481	35,847

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

On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (OBBBA). The OBBBA, among other things, makes changes to certain business-related exclusions, deductions and credits. As the effects of changes in tax law are recognized in the period of change, this legislation is not reflected in the Company’s unaudited consolidated financial statements for the periods ended June 30, 2025. The Company is currently evaluating the impact of the OBBBA, but does not expect it to have a material impact on its consolidated financial statements.

13. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases (see Note 7) with Chalet. Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.2 million for each of the three months ended June 30, 2025 and 2024, and $0.6 million for each of the nine months ended June 30, 2025 and 2024.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 7) with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.1 million for each of the three months ended June 30, 2025 and 2024 and was $0.2 million for each of the nine months ended June 30, 2025 and 2024.

FTVC LLC: The Company has one operating lease (see Note 7) with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the three months ended June 30, 2025 and 2024 and was less than $0.1 million for each of the nine months ended June 30, 2025 and 2024.

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

15. Subsequent Event

On August 6, 2025, the Board approved the payment of a quarterly cash dividend of $0.12 per share of common stock to be paid on September 17, 2025 to stockholders of record as of the close of business on September 2, 2025.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, dietary supplements and body care products that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of June 30, 2025, we operated 169 stores in 21 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The sizes of our stores range from approximately 7,000 to 17,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2024, we increased our store count at a compound annual growth rate of 2.0%. In fiscal year 2024, we opened four new stores and relocated/remodeled four existing stores. We plan to open two new stores and relocate/remodel three existing stores in fiscal year 2025. During the nine months ended June 30, 2025, we opened two new stores, relocated/remodeled two existing stores and closed two stores. Between July 1, 2025 and the date of this Form 10-Q, we did not open any new stores and relocated/remodeled one existing store.

Performance Highlights

Key highlights of our performance for the three and nine months ended June 30, 2025 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $328.7 million for the three months ended June 30, 2025, an increase of $19.6 million, or 6.3%, compared to net sales of $309.1 million for the three months ended June 30, 2024. Net sales were $994.7 million for the nine months ended June 30, 2025, an increase of $75.8 million, or 8.2%, compared to net sales of $918.9 million for the nine months ended June 30, 2024.

●

Daily average comparable store sales. Daily average comparable store sales for the three months ended June 30, 2025 increased 7.4% compared to the three months ended June 30, 2024. Daily average comparable store sales for the nine months ended June 30, 2025 increased 8.4% compared to the nine months ended June 30, 2024.

●

Net income. Net income was $11.6 million for the three months ended June 30, 2025, an increase of $2.4 million, or 26.0%, compared to net income of $9.2 million for the three months ended June 30, 2024. Net income was $34.6 million for the nine months ended June 30, 2025, an increase of $9.7 million, or 39.0%, compared to net income of $24.9 million for the nine months ended June 30, 2024.

●

EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $23.5 million for the three months ended June 30, 2025, an increase of $2.8 million, or 13.8%, compared to $20.7 million for the three months ended June 30, 2024. EBITDA was $70.3 million for the nine months ended June 30, 2025, an increase of $12.4 million, or 21.4%, compared to $57.9 million for the nine months ended June 30, 2024. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $24.4 million for the three months ended June 30, 2025, an increase of $2.2 million, or 10.1%, compared to $22.2 million for the three months ended June 30, 2024. Adjusted EBITDA was $73.5 million for the nine months ended June 30, 2025, an increase of $12.9 million, or 21.2%, compared to $60.6 million for the nine months ended June 30, 2024. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of June 30, 2025, cash and cash equivalents was $13.2 million, and there was $69.5 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $3.0 million.

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

●

Recent developments. In June 2025, our primary distributor, United Natural Foods, Inc. (UNFI), experienced a cybersecurity incident that temporarily impacted UNFI’s ability to fulfill orders and distribute products to our stores, resulting in product shortages in June and July 2025. In the weeks following the incident, we collaborated with UNFI to minimize disruptions and restore normalized levels of product distribution to our stores. Management estimates that for the three months ended June 30, 2025, the disruption to our operations adversely impacted daily average comparable store sales by 1.0 to 1.5 percentage points and diluted earnings per share by $0.04 to $0.05. As of the date of this report, our operations have substantially normalized, and we do not expect the disruption to materially impact our operations or financial performance in the future.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Statements of Income Data: *
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	70.1	70.8	70.0	70.7
Gross profit	29.9	29.2	30.0	29.3
Store expenses	21.8	21.9	21.9	22.3
Administrative expenses	3.3	3.1	3.4	3.1
Pre-opening expenses	—	0.1	0.1	0.1
Operating income	4.7	4.2	4.7	3.8
Interest expense, net	(0.2)	(0.3)	(0.2)	(0.3)
Income before income taxes	4.5	3.8	4.4	3.5
Provision for income taxes	(1.0)	(0.8)	(1.0)	(0.7)
Net income	3.5%	3.0	3.5	2.7
__________________________
*Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	169	168	169	168
Number of new stores opened during the period	—	—	2	3
Number of stores relocated/remodeled during the period	—	3	2	4
Number of stores closed during the period	—	—	2	—
Twelve-month store unit growth rate	0.6%	2.4	0.6	2.4
Change in daily average comparable store sales	7.4%	7.2	8.4	7.0

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended June 30,		Change in
	2025	2024	Dollars	Percent
Statements of Income Data:
Net sales	$328,705	309,082	19,623	6.3%
Cost of goods sold and occupancy costs	230,426	218,751	11,675	5.3
Gross profit	98,279	90,331	7,948	8.8
Store expenses	71,719	67,575	4,144	6.1
Administrative expenses	10,949	9,545	1,404	14.7
Pre-opening expenses	24	364	(340)	(93.4)
Operating income	15,587	12,847	2,740	21.3
Interest expense, net	(694)	(1,052)	358	(34.0)
Income before income taxes	14,893	11,795	3,098	26.3
Provision for income taxes	(3,288)	(2,586)	(702)	27.1
Net income	$11,605	9,209	2,396	26.0%

Net sales

Net sales increased $19.6 million, or 6.3%, to $328.7 million for the three months ended June 30, 2025 compared to $309.1 million for the three months ended June 30, 2024, due to a $19.0 million increase in comparable store sales and a $3.4 million increase in new store sales, partially offset by a $2.8 million decrease in net sales related to closed stores. We estimate that net sales for the three months ended June 30, 2025 were adversely impacted by the disruption to our operations resulting from the UNFI cybersecurity incident, as discussed above in “Industry Trends and Economics,” by approximately $3.5 million to $4.0 million. Daily average comparable store sales increased 7.4% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The daily average comparable store sales increase resulted from a 4.8% increase in daily average transaction count and a 2.4% increase in daily average transaction size. Comparable store average transaction size was $48.02 for the three months ended June 30, 2025.

Gross profit

Gross profit increased $7.9 million, or 8.8%, to $98.3 million for the three months ended June 30, 2025 compared to $90.3 million for the three months ended June 30, 2024. Gross profit reflects earnings after product and store occupancy costs. Gross margin increased to 29.9% for the three months ended June 30, 2025 compared to 29.2% for the three months ended June 30, 2024. The increase in gross margin during the three months ended June 30, 2025 was driven by higher product margin primarily attributed to effective promotions.

Store expenses

Store expenses increased $4.1 million, or 6.1%, to $71.7 million for the three months ended June 30, 2025 compared to $67.6 million for the three months ended June 30, 2024. The increase in store expenses was primarily driven by higher compensation expenses. Store expenses as a percentage of net sales were 21.8% and 21.9% for the three months ended June 30, 2025 and 2024, respectively. The decrease in store expenses as a percentage of net sales reflects expense leverage.

Administrative expenses

Administrative expenses increased $1.4 million, or 14.7%, to $10.9 million for the three months ended June 30, 2025 compared to $9.5 million for the three months ended June 30, 2024. The increase in administrative expenses was driven by higher technology expenses and compensation expenses. Administrative expenses as a percentage of net sales were 3.3% and 3.1% for the three months ended June 30, 2025 and 2024, respectively.

Pre-opening expenses

Pre-opening expenses were less than $0.1 million for the three months ended June 30, 2025 compared to $0.4 million for the three months ended June 30, 2024.

Interest expense, net

Interest expense, net of capitalized interest, was $0.7 million for the three months ended June 30, 2025 compared to $1.1 million for the three months ended June 30, 2024.

Income taxes

Income tax expense increased $0.7 million for the three months ended June 30, 2025 to $3.3 million compared to $2.6 million for the three months ended June 30, 2024. The Company’s effective income tax rate was 22.1% and 21.9% for the three months ended June 30, 2025 and 2024, respectively.

Net income

Net income was $11.6 million, or $0.50 diluted earnings per share, for the three months ended June 30, 2025 compared to $9.2 million, or $0.40 diluted earnings per share, for the three months ended June 30, 2024.

Nine months ended June 30, 2025 compared to the nine months ended June 30, 2024

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Nine months ended June 30,		Change in
	2025	2024	Dollars	Percent
Statements of Income Data:
Net sales	$994,695	918,924	75,771	8.2%
Cost of goods sold and occupancy costs	695,844	649,476	46,368	7.1
Gross profit	298,851	269,448	29,403	10.9
Store expenses	218,000	204,791	13,209	6.4
Administrative expenses	33,486	28,474	5,012	17.6
Pre-opening expenses	877	1,272	(395)	(31.1)
Operating income	46,488	34,911	11,577	33.2
Interest expense, net	(2,367)	(3,123)	756	(24.2)
Income before income taxes	44,121	31,788	12,333	38.8
Provision for income taxes	(9,477)	(6,863)	(2,614)	38.1
Net income	$34,644	24,925	9,719	39.0%

Net sales

Net sales increased $75.8 million, or 8.2%, to $994.7 million for the nine months ended June 30, 2025 compared to $918.9 million for the nine months ended June 30, 2024, due to a $72.8 million increase in comparable store sales and a $9.8 million increase in new store sales, partially offset by a $6.8 million decrease in net sales related to closed stores. Daily average comparable store sales increased 8.4% for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024. The daily average comparable store sales increase for the nine months ended June 30, 2025 resulted from a 5.4% increase in daily average transaction count and a 2.9% increase in daily average transaction size. Comparable store average transaction size was $48.63 for the nine months ended June 30, 2025.

Gross profit

Gross profit increased $29.4 million, or 10.9%, to $298.9 million for the nine months ended June 30, 2025 compared to $269.4 million for the nine months ended June 30, 2024. Gross profit reflects earnings after product and store occupancy costs. Gross margin increased to 30.0% for the nine months ended June 30, 2025 compared to 29.3% for the nine months ended June 30, 2024. The increase in gross margin during the nine months ended June 30, 2025 was driven by higher product margin primarily attributed to effective promotions, and store occupancy cost leverage.

Store expenses

Store expenses increased $13.2 million, or 6.4%, to $218.0 million for the nine months ended June 30, 2025 compared to $204.8 million for the nine months ended June 30, 2024. The increase in store expenses was primarily driven by higher compensation expenses. Store expenses as a percentage of net sales were 21.9% and 22.3% for the nine months ended June 30, 2025 and 2024, respectively. The decrease in store expenses as a percentage of net sales reflects expense leverage.

Administrative expenses

Administrative expenses increased $5.0 million, or 17.6%, to $33.5 million for the nine months ended June 30, 2025 compared to $28.5 million for the nine months ended June 30, 2024. The increase in administrative expenses was driven by higher compensation expenses, including costs related to our Chief Financial Officer transition, and technology expenses. Administrative expenses as a percentage of net sales were 3.4% and 3.1% for the nine months ended June 30, 2025 and 2024, respectively.

Pre-opening expenses

Pre-opening expenses were $0.9 million for the nine months ended June 30, 2025 compared to $1.3 million for the nine months ended June 30, 2024.

Interest expense, net

Interest expense, net of capitalized interest, was $2.4 million for the nine months ended June 30, 2025 compared to $3.1 million for the nine months ended June 30, 2024.

Income taxes

Income tax expense increased $2.6 million for the nine months ended June 30, 2025 to $9.5 million compared to $6.9 million for the nine months ended June 30, 2024. The Company’s effective income tax rate was 21.5% and 21.6% for the nine months ended June 30, 2025 and 2024, respectively.

Net income

Net income was $34.6 million, or $1.49 diluted earnings per share, for the nine months ended June 30, 2025 compared to $24.9 million, or $1.08 diluted earnings per share, for the nine months ended June 30, 2024.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Net income	$11,605	9,209	34,644	24,925
Interest expense, net	694	1,052	2,367	3,123
Provision for income taxes	3,288	2,586	9,477	6,863
Depreciation and amortization	7,953	7,845	23,791	22,998
EBITDA	23,540	20,692	70,279	57,909
Impairment of long-lived assets and store closing costs	—	402	118	826
Share-based compensation	843	1,062	3,100	1,900
Amortization of SaaS implementation costs	2	—	3	—
Adjusted EBITDA	$24,385	22,156	73,500	60,635

EBITDA increased 13.8% to $23.5 million for the three months ended June 30, 2025 compared to $20.7 million for the three months ended June 30, 2024. EBITDA increased 21.4% to $70.3 million for the nine months ended June 30, 2025 compared to $57.9 million for the nine months ended June 30, 2024. EBITDA as a percentage of net sales was 7.2% and 6.7% for the three months ended June 30, 2025 and 2024, respectively. EBITDA as a percentage of net sales was 7.1% and 6.3% for the nine months ended June 30, 2025 and 2024, respectively.

Adjusted EBITDA increased 10.1% to $24.4 million for the three months ended June 30, 2025 compared to $22.2 million for the three months ended June 30, 2024. Adjusted EBITDA increased 21.2% to $73.5 million for the nine months ended June 30, 2025 compared to $60.6 million for the nine months ended June 30, 2024. Adjusted EBITDA as a percentage of net sales was 7.4% and 7.2% for the three months ended June 30, 2025 and 2024, respectively. Adjusted EBITDA as a percentage of net sales was 7.4% and 6.6% for the nine months ended June 30, 2025 and 2024, respectively.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures predominantly in connection with opening, relocating and remodeling stores, debt service, cash dividends, share repurchases and corporate taxes. As of June 30, 2025, we had $13.2 million in cash and cash equivalents and $69.5 million available for borrowing under our Credit Facility.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program – most recently in May 2024 – and the current program will terminate on May 31, 2026. We did not repurchase any shares of our common stock during the three months ended June 30, 2025. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Credit Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

We paid a quarterly cash dividend of $0.12 per share of common stock in each of the first three quarters of fiscal year 2025. On August 6, 2025, our Board approved the payment of a quarterly cash dividend of $0.12 per share of common stock to be paid on September 17, 2025 to stockholders of record as of the close of business on September 2, 2025.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Nine months ended June 30,
	2025	2024
Net cash provided by operating activities	$39,677	49,280
Net cash used in investing activities	(22,942)	(31,808)
Net cash used in financing activities	(12,428)	(21,899)
Net increase (decrease) in cash and cash equivalents	4,307	(4,427)
Cash and cash equivalents, beginning of period	8,871	18,342
Cash and cash equivalents, end of period	$13,178	13,915

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, impairment of long-lived assets and store closures, share-based compensation, and changes in deferred taxes, and the effect of changes in operating assets and liabilities. Cash provided by operating activities decreased $9.6 million, or 19.5%, to $39.7 million for the nine months ended June 30, 2025 compared to $49.3 million for the nine months ended June 30, 2024. The decrease in cash provided by operating activities was the result of a decrease in cash provided by operating assets and liabilities, partially offset by an increase in cash provided by net income as adjusted for non-cash items.

Investing Activities

Net cash used in investing activities decreased $8.9 million, or 27.9%, to $22.9 million for the nine months ended June 30, 2025 compared to $31.8 million for the nine months ended June 30, 2024. This decrease was primarily the result of decreases in acquisitions of property and equipment of $7.9 million and other intangibles of $0.7 million during the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024, and was attributed to the timing of new store openings, relocations/remodels, and software projects under development.

We plan to spend approximately $7.1 million to $10.1 million on capital expenditures during the remainder of fiscal year 2025 primarily in connection with expected new store openings and store relocations/remodels.

Acquisition of property and equipment not yet paid decreased $0.4 million to $2.2 million for the nine months ended June 30, 2025 compared to $2.6 million for the nine months ended June 30, 2024 due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used in financing activities was $12.4 million for the nine months ended June 30, 2025 compared to $21.9 million for the nine months ended June 30, 2024. During the nine months ended June 30, 2024, we paid a special cash dividend to stockholders of $22.7 million.

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

We had no revolving loan amounts outstanding under the Credit Facility as of June 30, 2025 and September 30, 2024. As of June 30, 2025 and September 30, 2024, we had undrawn, issued and outstanding letters of credit of $3.0 million and $2.2 million, respectively, which were reserved against the amount available for borrowing under the Credit Facility. We had $69.5 million and $72.8 million available for borrowing under the Credit Facility as of June 30, 2025 and September 30, 2024, respectively.

As of June 30, 2025 and September 30, 2024, the Company was in compliance with all covenants under the Credit Facility.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

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

We rely on foreign suppliers to source certain of the products that we sell. The United States recently has imposed, or has proposed, tariffs on a broad range of foreign-sourced products and materials including tariffs on products imported from China, Mexico and Canada. In response, certain trading partners of the United States, including China, have imposed, or proposed, retaliatory tariffs and other measures on goods manufactured in the United States. Although the tariffs imposed have not had a material impact on our business, financial condition and results of operations, there can be no assurance that this will continue to be the case. The imposition, or proposed imposition, of additional tariffs and trade restrictions on the foreign-sourced goods that we sell, or the foreign-sourced materials that are incorporated into such goods, may cause us to incur higher costs to procure certain products we offer, which may require us to raise prices on such products. If our competitors do not keep pace with any such price increases or are able to offset the impact of tariffs through other actions, our competitive position may be adversely affected. In addition, a prolonged trade conflict between the United States and its trade partners could result in adverse and uncertain economic conditions and adversely impact demand for our products. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2025 and September 30, 2024 (unaudited); (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2025 and 2024 (unaudited); (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2025 and 2024 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2025 and 2024 (unaudited); and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on August 7, 2025.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Co-President
(Principal Executive Officer)

By:	/s/ RICHARD HALLÉ
Richard Hallé, Chief Financial Officer
(Principal Financial and Accounting Officer)