Form 10-K
period 2025-09-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2025-12-11
CIK 1547459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025

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

Based on the closing price of the registrant’s common stock on March 31, 2025, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $380,462,609.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 8, 2025 was 23,033,093.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A for the 2026 Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2025.

Natural Grocers by Vitamin Cottage, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2025

i

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example “fiscal year 2025” refers to the year from October 1, 2024 to September 30, 2025).

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

The forward-looking statements contained in this Form 10-K are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, national, regional or local political, economic, inflationary, disinflationary, recessionary, business, interest rate, labor market, competitive, market, regulatory, trade policy, supply chain and other factors, many of which are beyond our control. We believe that these factors include those described in “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

In 1998, the second generation of the Isely family, including Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, purchased our predecessor and the Vitamin Cottage® trademark and assumed control of the business. Since then, we have grown our store count from 11 stores in Colorado to 169 stores in 21 states as of September 30, 2025. We have also implemented numerous organizational and operational improvements that have enhanced our ability to scale our operations. We believe that by staying true to our founding principles, we have been able to continue to attract new customers, extend our geographic reach and further solidify our competitive position.

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

Our Competitive Strengths

We believe we are well-positioned to capitalize on favorable natural and organic grocery and dietary supplement industry dynamics as a result of the following competitive strengths:

Strict focus on high-quality natural and organic grocery products and dietary supplements. We offer high-quality products and brands, including an extensive selection of widely recognized natural and organic food, dietary supplements, body care products, pet care products and books. We offer our customers an average of approximately 20,000 Stock Keeping Units (SKUs) of natural and organic products per comparable store (stores open for 13 months or longer), including an average of approximately 6,500 SKUs of dietary supplements. We believe our broad product offering enables our customers to shop our stores for substantially all of their grocery and dietary supplement purchases. In our grocery departments, we only sell USDA certified organic produce and do not approve for sale grocery products that are known to contain artificial flavors, preservatives or sweeteners, synthetic colors, or partially hydrogenated or hydrogenated oils. In addition, we only sell pasture-raised, non-confinement dairy products, free-range eggs (i.e., from chickens that are not only cage-free but also provided with sufficient space to move) and humanely and sustainably sourced meats, fish and seafood (our product standards do not allow meat from animals known to have been treated with antibiotics, hormones or growth promoters, or fed animal by-products). Consistent with this strategy, our product selection does not include items that do not meet our strict quality guidelines. Our store managers enhance our robust product offering by customizing their stores’ selections to address the preferences of local customers. All products undergo a stringent review process to ensure the products we sell meet our strict quality guidelines, which we believe helps us generate long-term relationships with our customers based on transparency and trust.

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

Experienced and committed management team with proven track record. Our executive management team has an average of 40 years of experience in the natural grocery industry, while our entire management team has an average of 33 years of relevant experience. Since the second generation of the Isely family assumed control of the business in 1998, we have grown our store count from 11 stores to 169 stores as of September 30, 2025 by remaining dedicated to our founding principles. Over their tenure, members of our executive management team have been instrumental in establishing a successful, scalable operating model, generating consistently strong financial results, developing an effective site selection and store opening process and implementing operational efficiencies. The depth of our management experience extends beyond our home office. As of September 30, 2025, our store managers and assistant managers at comparable stores had average tenures of approximately five years with us. In addition, we have a track record of promoting store management personnel from within. We believe our management’s experience at all levels will allow us to continue to grow our store base while maintaining operational excellence by driving efficiencies in store operations, managing inventory levels and focusing on exceptional customer service.

Our Growth Strategies

We are pursuing several strategies to continue our profitable growth, including:

Expand our store base. We intend to continue expanding our store base through new store openings in existing markets, as well as penetrating new markets, by leveraging our core competencies of site selection and efficient store openings. We believe we have significant opportunity for store footprint expansion by selectively pursuing in-fill opportunities in existing markets where we already have a strong presence, continuing to penetrate existing states where we have recently expanded our footprint, and entering new geographic regions that satisfy our site selection guidelines. In fiscal years 2025 and 2024, we opened two and four new stores, respectively. We plan to open six to eight new stores in fiscal year 2026, none of which opened during the first quarter of fiscal year 2026 prior to the filing of this Form 10-K. We intend to continue to target an annual new store unit growth rate of 4% to 5% for the foreseeable future.

Store locations as of September 30, 2025.

Increase sales from existing customers and grow our customer base. We plan to continue offering an engaging customer experience by providing science-based nutrition education and a differentiated merchandising strategy that delivers affordable, high-quality natural and organic grocery products and dietary supplements. We plan to continue building our brand awareness, including our differentiated offering, which we anticipate will increase sales from existing customers and grow our customer base. During fiscal year 2025, the measures we took that were aimed at enhancing our brand awareness included: (i) featuring promotions through our {N}power® customer rewards program ({N}power), with a focus on local store marketing; (ii) continuing to make enhancements to our monthly Health Hotline magazine; (iii) organizing month-long seasonal and topical special promotions; (iv) expanding our digital and social media reach through increased investment in paid and organic placements on platforms, such as Instagram, Facebook, TikTok, Threads, consumer credit card platforms, mobile application display, internet search and social media influencer campaigns; (v) conducting television, radio, newspaper, outdoor advertising and targeted direct mail campaigns in select markets; (vi) continuing home delivery services; and (vii) supporting local vendors, schools and charities. We believe offering nutrition education has historically been one of our most effective marketing strategies for reaching new customers and increasing the demand for natural and organic groceries and dietary supplements in our markets. To maximize their impact, we encourage our NHCs to focus on relationship-building opportunities in our communities and with our customers, including nutrition classes, lectures, seminars and health fairs. Additionally, we seek to enhance the nutritional knowledge of current and prospective customers through the distribution of printed and digital versions of our broad range of educational resources, including the Health Hotline magazine and our “Meet Your Farmer” film series. In addition to offering nutrition education, our strategy is to retain current customers and attract new customers with our Always Affordable Price. We also utilize targeted marketing efforts to reach our existing customers, including through {N}power, to identify and send personalized offers to our customers, which we anticipate will drive customer transactions, increase average transaction size and convert occasional, single-category customers into core, multi-category customers.

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

Our Store Format. Our stores range from approximately 7,000 to 17,000 selling square feet, and average approximately 11,000 selling square feet. In fiscal year 2025, our two new stores and three relocations/remodels averaged approximately 10,000 selling square feet. Approximately one quarter of our stores’ selling square footage is dedicated to dietary supplements. Most of our stores also include a dedicated community room available for public gatherings, a demonstration kitchen for cooking education and/or a lecture space. Our comparable stores sell an average of approximately 20,000 SKUs of natural and organic products per store, including an average of approximately 6,500 SKUs of dietary supplements. Set out below is the layout for our new stores:

Site Selection. Our real estate strategy is adaptable to a variety of market conditions. When selecting locations for new stores, we use analytical models, based on research and data provided by third parties and our extensive experience, to identify promising store locations. We typically locate new stores in prime locations which offer easy customer access and high visibility. Many of our stores are near supermarkets or gourmet food retailers, and we complement their conventional product offerings with high-quality, affordable natural and organic groceries and dietary supplements in an efficient and convenient retail setting. Our model for selecting viable new store locations incorporates factors such as target demographics, community characteristics, nearby retail activity and other measures and is based on first-hand observation of the community’s characteristics surrounding each site. We have Crew members dedicated to opening new stores efficiently and quickly. We strive to open new stores within approximately nine to twelve months from the time of lease execution, subject to construction permitting and the availability of construction materials, equipment and labor.

Our Focus on Nutrition Education

Nutrition education is one of our founding principles and is a primary focus for all Crew members. We believe our emphasis on science-based nutrition education differentiates us from our competitors and creates a unique shopping experience for our customers.

Our NHCs are a core element of our nutrition education program. Every store has an NHC position to educate customers and train Crew members on nutrition. NHCs must have earned a degree or certificate in nutrition or a related field from an accredited school, complete continuing education in nutrition, and be thoroughly committed to fulfilling our mission. To educate and empower customers to make informed nutrition choices, our NHCs are available for complimentary one-on-one nutrition health coaching sessions. Each NHC is also responsible for various relationship-building opportunities in our communities and with our customers, including educational activities such as nutrition classes, lectures, seminars, health fairs and store tours. To maximize the impact of our NHCs, we stress the importance of their focusing on in-store educational events, offering health coaching sessions and personalized shopping experiences, and holding nutrition classes in the community by partnering with school, municipal and corporate wellness programs. We believe that our NHCs’ focus on relationship-building opportunities in our communities and with our customers helps to enhance our marketing and branding initiatives. Additionally, our NHCs are an onsite resource for nutrition training and education for our Crew members. Each NHC trains our Crew members to use a compliant educational approach to customer service without attempting to diagnose or treat specific conditions or ailments. We believe our NHC position is a competitive differentiator and represents a key element of our customer service model.

Our training and education programs are supplemented by outside experts, online materials and printed handouts. We also use our Health Hotline magazine to educate our customers. The Health Hotline magazine, which was published 11 times in fiscal year 2025, includes in-depth articles on health and nutrition, along with a selection of sale items. The printed version of the Health Hotline magazine is mailed to subscribers and distributed in our stores. In addition, an electronic version of the Health Hotline magazine is distributed to subscribers via the internet and posted on our website.

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

●

we only sell humanely and sustainably sourced meats, and our standards do not allow meat from animals known to have been treated with antibiotics, hormones or growth promoters, or fed animal by-products;

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

What We Sell. We operate both a full-service natural and organic grocery store and a dietary supplement store within a single retail location. The following is a breakdown of our sales mix for the year ended September 30, 2025:

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

■

Natural Grocers Brand Products.  We sell an expanding range of Natural Grocers brand private label products, including grocery staples, household products, bulk foods, and dietary supplements. We believe our Natural Grocers brand private label products provide our customers with high-quality, affordable offerings that satisfy our rigorous product standards. During fiscal year 2025, we expanded our line of Natural Grocers brand products with 119 new offerings.

■

Dry, Frozen and Canned Groceries. We offer a wide variety of natural and organic dry, frozen and canned groceries, including cereals, soups, baby foods, frozen entrees and snack items. We offer a broad selection of natural chocolate bars and energy, protein and food bars.

■

Meats and Seafood. We only offer humanely and sustainably sourced meat and seafood products. Our product standards do not allow meat from animals known to have been treated with antibiotics, hormones or growth promoters, fed animal by-products or raised in concentrated animal feeding operations. Additionally, we only buy from companies we believe employ humane animal-raising practices. Our seafood items are generally frozen at the time of processing and sold from our freezer section, thereby ensuring freshness and reducing food spoilage and safety issues. The seafood we sell is generally sourced from sustainable fisheries or ecologically responsible farm-raised operations and excludes endangered species.

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

■	Pet Care. We offer a full line of natural pet care and food products that satisfy our product standards for human food.

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

Sourcing and Suppliers. We source from approximately 900 suppliers and offer approximately 2,600 brands. These suppliers range from small independent businesses to multinational conglomerates. As of September 30, 2025, we purchased approximately 84% of the goods we sell from our top 20 suppliers. For the year ended September 30, 2025, approximately 69% of our total purchases were from United Natural Foods Inc. and its subsidiaries (UNFI). In August 2023, we extended our long-term relationship with UNFI as our primary supplier of products in the natural, fresh and produce categories through September 3, 2028, subject to automatic renewals for successive one-year periods unless otherwise terminated by either party.

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

As of September 30, 2025, we employed 3,455 full-time and 795 part-time (less than 30 hours per week) Crew members, including a total of 410 Crew members at our home office and our bulk food repackaging facility and distribution center. We believe we have good relations with our Crew members. We have an established set of standard operating procedures to manage our human capital management function, including hiring and human resource policies, training practices and operational instruction manuals. This allows each store to operate with strict accountability and still maintain independence to respond to its unique circumstances. As of September 30, 2025 and through the date of this report, none of our stores are unionized or subject to any collective bargaining agreement.

Culture and Engagement. Our Company strives to empower healthier communities by cultivating a culture focused on our core values, including caring for our customers and Crew members, having fun at work, inclusivity, working with passion, and being authentic. Our leadership reinforces our founding principles and core values by providing significant training on these topics to new store managers and assistant store managers. We have also undertaken a number of initiatives designed to engage our workforce, including conducting surveys to solicit feedback from our Crew members, conducting regular focus groups with our store Crew members to identify opportunities for process improvement at our stores, and conducting monthly calls with our store leadership to review priorities and celebrate accomplishments.

Crew Member Development and Promotion. Investing in the development of our Crew members is an important area of focus to ensure the sustainability of our business. We prioritize promoting leaders from within our organization and strive to support career development through regular training and leadership development opportunities. During fiscal year 2025, we promoted internal candidates to fill 100% of our vacant regional manager positions, approximately 67% of our vacant store manager positions, approximately 69% of our vacant assistant store manager positions, and approximately 72% of our vacant department manager positions.

We believe that setting Crew members up for success begins with a strong foundation. Our accelerated store manager training program provides high-potential store department managers with management training, including leadership skills and financial aspects of management, equipping participants for potential management roles within the Company upon completion. We provide all new store managers and assistant store managers with four weeks of in-person operational and managerial training. We also conduct over 20 hours of virtual and in-person training on an annual basis for our store Crew members covering a wide array of topics, including company culture and values, store operations, nutrition education, safety and compliance.

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

{N}power Customer Rewards Program. We introduced the {N}power customer rewards program in fiscal year 2015. {N}power members receive digital coupons, discounted pricing on certain staple items (such as free-range eggs), personalized offers and other rewards, all by providing their phone number at the time of checkout. We believe the {N}power program is enhancing customer loyalty and engagement while increasing customer traffic and average basket size. We continue to enhance the personalization and interactivity of our {N}power offerings and featured {N}power promotions, with a focus on local store marketing. We also continue to improve and promote our Natural Grocers mobile application, which provides {N}power members with access to exclusive digital coupons, interactive features, recipes and articles, as well as improved direct communication and engagement through their smartphones and tablets. We believe these steps have helped to increase membership in the {N}power program. We had approximately 2.7 million registered {N}power members as of September 30, 2025 compared to approximately 2.4 million {N}power members as of September 30, 2024.

Health Hotline and Holly Deals. The Health Hotline is a four-color magazine that contains a mix of in-depth health and nutrition articles, along with a selection of popular sale items. The articles aim to be relevant, science-based and written to reflect the most recent research findings. The Health Hotline magazine was published 11 times during fiscal year 2025, and we expect comparable publication frequency during fiscal year 2026. The printed version of the Health Hotline magazine is mailed to subscribers and distributed in our stores. In addition, an electronic version of the Health Hotline magazine and a weekly electronic Health Hotline newsletter are distributed to subscribers via email. Generally, we negotiate with our suppliers for significantly lower costs on Health Hotline featured sale items, which in turn allows us to offer lower sale prices to our customers. Focused staff training at all locations occurs concurrently with the release of each Health Hotline to ensure that store staff are familiar with the content in each issue. Each December, in lieu of our Health Hotline magazine, we publish and mail our Holly Deals magazine, which features holiday recipes, gift ideas and promotions available at our December Holly Deals sales event.

Special Promotions and Sponsorships During fiscal year 2025, we organized special promotions to coincide with certain calendar events, such as Resolution Reset Week in January, Earth Day in April, and on the 70th anniversary of the Company’s founding in August. We also organized monthly special promotions such as the “Autumnfest” campaign in October, the “Body Care & Beauty Bonanza” in May, the “Rock the Grill” campaign during June, the “Splash into Savings” and “{N}power 2-Day Sale” campaigns in July, and the “Organic Month” campaign during September. Our special promotions frequently include product discounts, sweepstakes, giveaways, charitable fundraisers and nutrition education classes. During fiscal year 2025, we organized in-store scavenger hunts to increase store traffic and launched a number of promotions in collaboration with local businesses, schools and non-profit organizations to positively impact our communities and increase brand awareness. We expect to continue offering similar special promotions and events in the future. During fiscal year 2025, we organized a number of charitable sponsorships, including collecting donations from customers on behalf of local food banks and an environmental non-profit organization. In addition, we donated 1% of all our sales on one day in February for Crew member appreciation month and one day during our 70th anniversary to our Natural Grocers Heroes in Aprons Fund.

Website and Social Media. We maintain NaturalGrocers.com as our official Company website to host store information, sale and discount offers, recipes and educational materials, product and standards information, policies and contact forms, advocacy and news items and e-commerce capabilities. Our website is intended to be part of an overall enhanced branding strategy to more effectively communicate our brand’s unique and compelling attributes, including our founding principles. Our website features enhanced product and recipe search interfaces and improved functionality with mobile and tablet devices. We believe that our website content is timely and informative to the communities we serve. Our website is interlinked with other online and social media outlets, including Facebook, Instagram, TikTok, Threads, Pinterest and YouTube. During fiscal year 2025, we continued to increase our investment in paid and organic placements on platforms such as Facebook, Instagram, TikTok, Threads and Pinterest, resulting in enhanced brand reach. We also organized social media influencer campaigns in key markets. We expect to continue investing in digital engagement activities during fiscal year 2026. Our Natural Grocers mobile application provides a compelling and complementary marketing channel to deliver the same content strategy already in place for our website.

Advertising. Our advertising activities in fiscal year 2025 included: (i) conducting television advertising campaigns; (ii) conducting radio advertising campaigns in support of new store openings and store relocations; (iii) conducting outdoor advertising campaigns; (iv) conducting targeted direct mail campaigns; (v) newspaper advertising; (vi) utilizing organic search, search engine marketing, search engine optimization and paid search to drive more customer traffic to our website and stores; (vii) investments in paid and organic placements on social media platforms including social media influencer campaigns; and (viii) local store marketing campaigns focused on enhancing customer retention and loyalty in highly competitive markets.

Home Delivery and Pickup Services. As of September 30, 2025, in partnership with a third party, we offered online ordering, with home delivery services at 164 of our stores and pickup services at 17 of our stores. We are continuing to expand these services to more of our stores.

New Store Openings. We use various targeted marketing efforts to support the successful introduction of our new stores in their individual markets. In addition to the distribution of our Health Hotline magazine and Internet and social media efforts targeted to the region, we utilize direct mail distribution of introductory booklets and postcards promoting our brand and providing discounts and other incentives for new customers. Our new store promotional activities include gift card and prize giveaways, sweepstakes, appearances by our sponsorship partners, cash donations to local food banks, and participation by local community leaders and organizations.

Pre-Ordering of Holiday Turkeys. We offer an in-store and online process to pre-order organic and free-range turkeys for the Thanksgiving and Christmas holidays.

Competition

The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes supermarkets such as Kroger and Safeway; mass or discount retailers such as Wal-Mart and Target; natural and gourmet markets such as Whole Foods and The Fresh Market; foreign-based discount retailers such as Aldi, Lidl and Ahold Delhaize; specialty food retailers such as Sprouts Farmers Market and Trader Joe’s; warehouse clubs such as Sam’s Club and Costco; dietary supplement retailers such as GNC and The Vitamin Shoppe; online retailers; independent health food stores; drug stores; farmers’ markets; food co-ops; and multi-level marketers. Competition in the grocery industry may intensify, and shopping dynamics may shift, as a result of, among other things, industry consolidation, new technologies, expansion by existing competitors and the increasing availability of grocery ordering, pick-up and delivery options, which may turn adjacent suppliers and retailers into direct competitors. These businesses compete with us on the basis of price, selection, quality, customer service, convenience, location, store format, shopping experience, ease of ordering and delivery or any combination of these or other factors. They may also compete with us for products and locations. In addition, many of our competitors increasingly offer a broad range of natural and organic foods. We also face internally generated competition when we open new stores in markets we already serve. We believe our commitment to carrying carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us and can provide a competitive advantage.

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

Trademarks and Other Intellectual Property

We believe that our intellectual property is important to the success of our business. We have received the registration of trademarks not only for Natural Grocers®, Vitamin Cottage® and Health Hotline® but also for our logo, Natural Grocers by Vitamin Cottage® and Vitamin Cottage Natural Grocers® for appropriate categories of trade. In addition, we have received the registration of service marks or trademarks for EDAP – Every Day Affordable Price®, {N}power®, Natural Grocers Top 10 Nutrition Trends® , Organic Headquarters®, Organic Month Headquarters®, Organic Produce Headquarters®, Natural Grocers Cottage Wine and Craft Beer®, Natural Grocers Cottage Craft Beer®, Resolution Reset Day®, Resolution Reset Week®, and These Came First® . We do not own or license for use any patents, franchises or concessions that are material to our business. Our trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are properly maintained.

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

Food Products. The FDA has comprehensive authority to regulate the safety of food and food ingredients (including dietary supplements and pet foods but excluding meat, poultry, catfish and certain egg products, which are regulated by USDA) under the Federal Food, Drug, and Cosmetic Act (the FDCA). The USDA’s Food Safety Inspection Service regulates and regularly inspects meat, poultry, catfish and certain egg products to assure that these products are safe, wholesome and correctly labeled and packaged under the Federal Meat Inspection Act and the Poultry Products Inspection Act.

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

The FDA also exercises broad jurisdiction over the labeling and promotion of cosmetics, food and dietary supplements. Labeling is a broad concept that, under most circumstances, extends even to product-related claims and representations made on package inserts, and in some cases, a company’s website and printed or digital media. All foods, including dietary supplements, must bear labeling that provides consumers with specific information with respect to standards of product identity, net quantity/weight, nutrition or supplement facts labeling, ingredient statements, contact information for the manufacturer/packer/distributor, allergens, and certain other disclosures. Cosmetic products labeling must also contain certain information, including the nature and use of the product such as net quantity/weight, ingredient statements, contact information for the manufacturer/packer/distributor, applicable warnings and directions for safe use. The FDA also regulates the use of claims made about these products, including structure/function claims (e.g., “calcium builds strong bones”), qualified health claims (e.g., "adequate calcium throughout life may reduce the risk of osteoporosis"), and nutrient content claims (e.g., “high in antioxidants”), and others. “Organic” claims, however, are primarily regulated by the USDA.

Dietary Supplements. The FDA also has comprehensive authority to regulate the safety of dietary supplements, dietary ingredients, labeling and current good manufacturing practices. The Dietary Supplement Health and Education Act (DSHEA), enacted in 1994, greatly expanded the FDA’s regulatory authority over dietary supplements. Through DSHEA, dietary supplements became a separately regulated subcategory of food, and the FDA was empowered to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements, including quality control, record keeping, packaging and labeling. DSHEA also expressly permits dietary supplements to make label claims and promotional statements describing how a product affects the structure, function or general well-being of the body if adequate scientific evidence exists to substantiate the claim, although no statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, treat or prevent a disease, which are claims reserved for drug products that are regulated separately by the FDA. Recently, pharmaceutical industry participants have engaged in advocacy to compel the FDA to ban certain dietary supplements based on the Drug Exclusion Provision contained in DSHEA. The Drug Exclusion Provision states that a dietary supplement may not be marketed if a dietary supplement ingredient was an ingredient in a drug or the subject of a clinical investigation for drug use prior to the marketing of the supplement. The FDA has taken steps to exclude certain dietary supplements under this provision. If the FDA increases enforcement of the Drug Exclusion Provision, certain of the dietary supplements we sell may no longer be available.

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

Food and Dietary Supplement Advertising. In addition to the FDA’s regulatory control over product labeling, the FTC also exercises jurisdiction over the advertising of foods, dietary supplements, and cosmetics, including health benefit claims, claims about environmental benefits (such as claims about whether product packaging is recyclable or compostable), and claims about the geographic origin of products (e.g. “Made in the USA”) , as well as deceptive advertising methods. The FTC has the power to levy monetary sanctions and demand “consent decrees” or seek judgments that include penalties and restitution to consumers that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. In December of 2022, FTC issued its non-binding Health Products Compliance Guidance that suggests that at least one randomized clinical trial may be necessary to substantiate any claim regarding the health benefits of a product. In addition to FTC warning letters and enforcement actions, private parties are increasingly initiating broad consumer class actions against food and dietary supplement manufacturers for false or misleading labeling and/or advertising.

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

We regularly train our in-store Crew members to provide an educational customer service approach that is ethical, honest and accurate and that does not cross over into the scope of practice reserved for licensed healthcare professionals. For example, our Crew members are not allowed to discuss any “disease” or “cure.” Instead, we focus on how the structure and function of the body is affected by lifestyle choices and the different nutritional components of an individual’s diet, including those contained in dietary supplements. Our customers are encouraged to make informed decisions about their diet, lifestyle and possible need for supplementation. Our NHCs are responsible for overseeing compliance with FDA, USDA and FTC regulations in our stores. While we believe that our nutrition education practices are compliant with federal and state requirements, a finding to the contrary could pose significant issues with respect to our business and our reputation among our customers or otherwise have a material adverse effect on our business.

New or revised federal, state and local laws and regulations affecting our business or our industry, such as those relating to industrial hemp products, genetically modified (bioengineered) foods, ultra processed foods and ingredients, or the presence of per- and polyfluoroalkyl substances (PFAS) in our products, whether intentional or unintentional, could result in additional compliance costs and civil remedies. In some instances, laws and regulations may be amended in the future to allow for private rights of action through lawsuits as a means of enforcement. At present, many consumer class action lawsuits are based on violations of federal or state laws, regulations, rules and guidance where the claim is that the alleged violation results in consumer deception. The risks associated with these laws and regulations are further described under the caption “Risk Factors.”

Segment Information

We have a single reportable segment, natural and organic retail stores, through which we conduct all of our business. Please see the Consolidated Financial Statements of the Company for the year ended September 30, 2025, set forth in Part IV of this Form 10-K, for financial information regarding this segment.

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

Risks related to our business and operations

●	We may not be successful in our efforts to grow profitably and our growth and financial performance may fluctuate;

●	If we are unable to successfully identify market trends and react, our sales may decrease;

●	Adverse economic conditions (including inflation and disinflation), pandemics and political instability could adversely affect our business;

●	An inability to compete, maintain or increase our operating margins, or maintain traffic in our stores could adversely affect our results of operations;

●	Product recalls, withdrawals or seizures could reduce our sales;

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

●

Any material disruption to, failure of, or cyber-attacks against our information systems or those of third parties, such as our suppliers and payment processors, could negatively impact our operations or expose us to litigation and reputational harm;

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

If we are unable to successfully identify market trends and react to changing consumer preferences in a timely manner, our sales may decrease.

We believe our success depends, in substantial part, on our ability to:

●	anticipate, identify and react to natural and organic grocery and dietary supplement trends and changing consumer preferences in a timely manner;

●	translate market trends into appropriate, saleable product and service offerings in our stores; and

●	develop and maintain vendor relationships that provide us with access to the newest merchandise, and products that satisfy our standards, on reasonable terms.

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

Our store sales growth and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our store sales growth and quarterly financial performance, including:

●	changes in our merchandising strategy or product mix;

●	the performance of our newer and remodeled stores;

●	the effectiveness of our inventory management;

●	the timing and concentration of new store openings, and the related additional human resource requirements and pre-opening and other start-up costs;

●	slowing in the natural and organic retail sector;

●	the cannibalization of existing store sales by our new store openings;

●	levels of pre-opening expenses associated with new stores;

●	the timing and effectiveness of our marketing activities;

●	consumer preferences, buying trends and spending levels;

●	food and commodity price inflation or disinflation;

●	the number and dollar amount of customer transactions in our stores;

●	seasonal fluctuations due to weather conditions and extreme weather-related disruptions;

●	our ability to generate new and repeat visits to our stores and adequate levels of customer engagement;

●	actions by our existing or new competitors, including pricing changes and delivery and fulfillment options;

●	regulatory changes affecting availability and marketability of products;

●	supply shortages or other operational disruptions;

●	general United States economic conditions and, in particular, the retail sales environment;

●	executive, legislative or regulatory actions that restrict or limit our access to foreign-sourced goods; and

●	the impact of global health pandemics on our operations and the U.S. economy.

Accordingly, our results for any one fiscal year or quarter are not necessarily indicative of the results to be expected for any other fiscal year or quarter. Our comparable store sales during any particular future period may decrease. In the event of any future decrease, the price of our common stock could decline. For more information on our results of operations for fiscal years 2025 and 2024, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Economic conditions and consumer spending may also be adversely impacted by political instability. The outbreak or escalation of war, the occurrence of terrorist acts or other hostilities in or affecting the United States, or concerns regarding epidemics in the United States or in international markets could also lead to a decrease in spending by consumers or may cause our customers to avoid visiting our stores. In particular, global events, including the conflicts in Ukraine and the Middle East, have disrupted commodity markets and have contributed to global supply chain disruption and inflation. Furthermore, government shutdowns or other federal funding disruptions may reduce access to federal food assistance or otherwise reduce household income for certain of our customers. We may experience continued volatility with respect to these trends. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new customers and to provide products that appeal to customers at prices they are willing and able to pay. Prolonged unfavorable economic conditions or political instability may have an adverse effect on our sales and profitability.

Inflation or disinflation could adversely affect our business.

Our financial performance could be adversely impacted by relative rates of inflation or disinflation, which are subject to market conditions. Inflationary or disinflationary pressures on the products we sell could impact our net sales and earnings. If the cost of goods changes as a result of inflation or disinflation, we may be unable to adjust our retail prices accordingly, which could adversely impact our sales or earnings. In recent years, we experienced levels of inflation that were higher than we have historically experienced, resulting in part from various supply disruptions, geopolitical instability, including the conflicts in Ukraine and the Middle East, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, tariffs and trade restrictions, other disruptions and the uncertain economic environment. We have been able to mitigate this impact to date through our pricing strategies. While levels of inflation moderated during fiscal years 2024 and 2025, we are unable to predict the long-term impact of inflationary or disinflationary trends on consumer behavior and our sales and profitability in the future. Additionally, commodities used in many of our products, including our Natural Grocers brand products, can be subject to availability constraints and price volatility caused by weather, supply conditions, political instability, government regulations, tariffs, energy prices and general economic conditions and other unpredictable factors. Changes in food and commodity prices could also negatively impact our sales and earnings if our competitors react more aggressively. Additionally, the cost of construction materials and labor we use to build and remodel our stores is also subject to price volatility based on market and economic conditions. Higher construction material and labor prices could increase the capital expenditures needed to construct a new store or remodel an existing store and, as a result, could increase the investment required and our rent obligations.

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

The markets for natural and organic groceries and dietary supplements are large, fragmented and highly competitive, with few barriers to entry. Our competition varies by market and includes supermarkets, natural, gourmet and specialty food markets, mass and discount retailers, foreign-based discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, online retailers and multi-level marketers. These businesses compete with us on the basis of price, selection, quality, customer service, convenience, location, store format, shopping experience, ease of ordering and delivery or any combination of these or other factors. They also compete with us for products and locations. To the extent our competitors lower their prices, our ability to maintain sales levels and operating margins may be negatively impacted. In addition, some of our competitors are expanding their natural and organic food offerings, increasing the space allocated to natural and organic foods and enhancing options for engaging with and delivering their products to customers. Many of our competitors are larger, more established and have greater financial, marketing and other resources than we do, and may be able to adapt to changes in consumer preferences more quickly, devote greater resources to the marketing and sale of their products, or generate greater brand recognition. Our competitors may also be able to market conventional food products in ways that appeal to health and wellness focused consumers, including through unregulated product claims or certifications, making it more difficult for us to differentiate our natural and organic product offerings. In addition, we may face internally generated competition when we open new stores in markets we already serve. An inability to compete effectively may cause us to lose market share to our competitors and could have a material adverse effect on our business, financial condition and results of operations.

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

UNFI is our single largest third-party supplier, accounting for approximately 69% of our total purchases in fiscal year 2025. In fiscal year 2023, we extended our long-term relationship with UNFI as our primary supplier of products in the natural, fresh and produce categories through September 3, 2028, subject to automatic renewals thereafter for successive one-year periods unless otherwise terminated by either party. While we strive to maintain good relations with UNFI, if our distribution agreement with UNFI were terminated or not renewed, we may be unable to establish alternative distribution channels on reasonable terms or at all. Due to this concentration of purchases from a single third-party supplier, the cancellation or non-renewal of our distribution agreement with UNFI, or the disruption, delay or inability of UNFI to deliver product to our stores, could materially and adversely affect our business, financial condition and results of operations. In June 2025, UNFI experienced a cybersecurity incident that temporarily impacted its ability to fulfill orders and distribute products to our stores, resulting in product shortages in June and July 2025. While we successfully restored normalized levels of product distribution in the weeks following the incident in collaboration with UNFI, any similar cybersecurity incident in the future could materially and adversely affect our business, financial condition and results of operations. In addition, if UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, that supplier’s operations may be disrupted, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2025, we had primary store concentration in Colorado and Texas, operating 45 stores and 25 stores in those states, respectively. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenue and profitability. These factors include, among other things, changes in demographics, population, competition, consumer preferences, wage increases, new or revised laws or regulations, fires, floods or other natural disasters in these regions. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our business, financial condition and results of operations.

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

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. The loss of any member of our senior management team could have a material adverse effect on our ability to operate our business, financial condition and results of operations, unless, and until, we are able to find a qualified replacement. Furthermore, our ability to manage our new store growth will require us to attract, motivate and retain qualified managers, NHCs and store employees who understand and appreciate our culture and are able to represent our brand effectively in our stores. Competition for such personnel is intense, and we may be unable to attract, assimilate and retain the personnel required to grow and operate our business profitably. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, including unemployment benefits. In recent years, the labor market has impacted our ability to retain and attract store Crew members, and in certain markets we continue to be challenged by labor shortages impacting the retail industry. If we are unable to offer competitive wages, it may be more difficult for us to identify, hire and retain qualified personnel or the quality of our workforce could decline, causing customer service to be adversely impacted.

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

Changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions could increase our expenses, which could have an adverse impact on our profitability, or decrease the number of employees we are able to employ, which could reduce customer service levels and therefore adversely impact sales. During fiscal year 2025, we invested in increased wages for our store Crew members and may be required to do so in the future.

Union activity among our Crew members or at third party transportation companies could disrupt our operations and harm our business.

The United Food and Commercial Workers Union (the UFCW) has previously sought to organize at certain of our stores from time to time, and we could face organizing activities at other of our locations in the future. While the number of our Crew members in any single store-specific collective bargaining unit would not be individually significant, the unionization of a significant portion of our workforce could result in work slowdowns, increase our labor costs and reduce the efficiency of our operations at affected locations, adversely affect our flexibility to run our business competitively, and otherwise have a material adverse effect on our business, financial condition and results of operations. Furthermore, our response to any union organizing efforts could adversely impact our reputation, adversely impact our relationship with our Crew members, expose us to legal and regulatory actions, or require us to incur additional costs to defend any such actions.

Furthermore, independent third-party distribution and transportation companies deliver the majority of our merchandise to our stores and to our customers. Some of these third parties employ personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in reduced inventory levels and sales and a loss of customer loyalty, and adversely impact our profitability, financial condition, and results of operations.

Future events could result in impairment of long-lived assets, which may result in charges that adversely affect our results of operations and capitalization.

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our impairment evaluations require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. During fiscal year 2025, we recognized long-lived asset impairment charges of $0.1 million. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future cash flows of an asset group, which may adversely affect our results of operations and capitalization.

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

In addition, our lease costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a store, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all, and may not be able to find replacement locations that will provide for the same success as current store locations.

Any material disruption to or failure of our information systems could negatively impact our operations.

We rely extensively on a variety of information systems to effectively manage the operations of our growing store base, including for point-of-sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, cybersecurity incidents, catastrophic events and usage errors by our Crew members. In addition, our information technology systems may also fail to perform as anticipated, and we may encounter difficulties in implementing new systems, adapting these systems to changing technologies or expanding them to meet the future needs and growth of our business. If our information systems are breached, disrupted, damaged, encrypted by ransomware, or fail to perform as designed, we may have to make significant investments to repair or replace them; suffer interruptions in our operations; experience data loss; incur liability to our customers, Crew members and others; face costly litigation, enforcement actions and penalties; and suffer harm to our reputation with our customers. Furthermore, changes in technology could cause our information systems to become obsolete, as a result of which it may be necessary to incur additional costs to upgrade such systems. If our information systems prove inadequate to handle our growth, we could lose customers, which could have a material adverse effect on our business, financial condition and results of operations. We are also vulnerable to certain risks and uncertainties associated with our website and mobile app, including changes in required technology interfaces, downtime and other technical failures and consumer privacy concerns.

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

In addition, we receive and maintain certain personal information about our customers and Crew members. Our use of this information is regulated by applicable law. Privacy and information security laws and regulations change, and compliance with updates may result in cost increases due to necessary systems changes and the development of new administrative processes.

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

We believe that our trademarks or service marks, trade dress, copyrights, trade secrets, know-how and similar intellectual property are important to our success. In particular, we believe that the Natural Grocers name is important to our business, as well as to the implementation of our growth strategy. Our principal intellectual property rights include registered marks on Natural Grocers®, Vitamin Cottage®, Health Hotline®, Natural Grocers by Vitamin Cottage®, Vitamin Cottage Natural Grocers®, EDAP - Every Day Affordable Price®, {N}power®, Organic Headquarters®, Organic Month Headquarters®, Organic Produce Headquarters®, Natural Grocers Cottage Wine and Craft Beer®, Natural Grocers Cottage Craft Beer®, Resolution Reset Day®, Resolution Reset Week®, These Came First® and Natural Grocers Top 10 Nutrition Trends®, common law intellectual property rights in certain other marks used in our business, copyrights of our website content, rights to our domain names, including www.naturalgrocers.com and www.vitamincottage.com, and trade secrets and know-how with respect to our product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark or service mark and copyright law, trade secret protection and confidentiality agreements with our Crew members and certain of our consultants, suppliers and others to protect our proprietary rights. If we are unable to defend or protect or preserve the value of our trademarks or service marks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

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

Our future effective tax rates could be adversely affected by our earnings mix being lower than historical results in states where we have lower statutory rates and higher than historical results in states where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in tax laws or interpretations thereof. On July 4, 2025, the U.S. federal government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (OBBBA). For additional information about OBBBA, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of our consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (IRS) and other state and local taxing authorities. Our results could be materially impacted by the determinations and expenses related to proceedings by the IRS and other state and local taxing authorities.

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

We rely on foreign suppliers to source certain of the products that we sell. The United States has recently imposed, or proposed, tariffs on a broad range of foreign-sourced products and materials including tariffs on products imported from China, Mexico and Canada. In response, certain trading partners of the United States, including China, have imposed, or proposed, retaliatory tariffs and other measures on goods manufactured in the United States. There can be no assurance that the tariffs imposed or proposed will not have a material impact on our business, financial condition and results of operations over time. The imposition, or proposed imposition, of additional tariffs and trade restrictions on the foreign-sourced goods that we sell, or the foreign-sourced materials that are incorporated into such goods, may cause us to incur higher costs to procure certain products we offer, which may require us to raise prices on such products. If our competitors do not keep pace with any such price increases or are able to offset the impact of tariffs through other actions, our competitive position may be adversely affected. In addition, a prolonged trade conflict between the United States and its trade partners, or prolonged trade policy uncertainty, could result in adverse and uncertain economic conditions and adversely impact demand for our products. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, DSHEA differentiates between old dietary ingredients, or ODIs (i.e., those ingredients present in the food supply prior to October 15, 1994, which require no pre-market notification to the FDA), and new dietary ingredients, or NDIs (i.e., those ingredients not proven to be present in the food supply prior to October 15, 1994, which do require pre-market notification to the FDA). The FDA requires the submission of a premarket notification (NDIN) at least 75 days before a product containing an NDI is sold. The FDA’s enforcement of the pre-market notification requirements for NDIs could result in the removal of certain dietary supplement products that we sell. In addition, the FDA has not yet promulgated a definitive list of ODIs, but if it does, such a list of ODIs could disrupt the supply of any dietary supplements made from ingredients that are currently believed to pre-date DSHEA but are not ultimately classified as ODIs. Accordingly, changes in dietary supplement regulation could also materially adversely affect the cost and availability of the dietary supplement products that we sell. Plaintiffs’ consumer class action lawyers have filed lawsuits alleging that companies marketing dietary supplements containing NDI’s that have not been through the pre-market notification process are liable for fraud and negligent misrepresentation, as well as engaging in unlawful business practices under state law, for selling adulterated products. If a dietary supplement that we market or sell contains an NDI that has not been submitted under FDA’s NDIN regulation, we could potentially be exposed to claims for substantial damages as well as the plaintiffs’ lawyers attorneys’ fees and the cost of defense.

Advertising and Products Claims Risks. We could also be the target of claims relating to false or deceptive advertising in connection with the marketing and advertising of the products we sell, including under the auspices of the FTC, the consumer protection statutes of some states as well as certain non-government watchdog groups and class action law firms. In addition, the FDA has aggressively enforced its regulations with respect to structure/function claims (e.g., “calcium builds strong bones”), nutrient content claims (e.g., “high in antioxidants”) and other claims that impermissibly suggest therapeutic benefits for certain foods or food components, as well as dietary supplements and cosmetics. In addition, the number of private consumer class actions relating to false or deceptive advertising against cosmetics, food, beverage and dietary supplement manufacturers has increased in recent years. There has been a rise in the number of class action lawsuits alleging that the plaintiffs’ testing shows that the nutrition facts labels for foods or the supplement facts label for dietary supplements reports the amount of nutrients in the products inaccurately, particularly for beneficial nutrients. These events could interrupt the marketing and sales of products in our stores, damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or litigation, impede our ability to deliver merchandise in sufficient quantities or quality to our stores, and potentially expose us to litigation seeking substantial damages, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our reputation could also suffer from real or perceived issues involving the labeling or marketing of products we sell as “natural.” Although the FDA and the USDA have each issued non-binding statements regarding the appropriate use of the word “natural,” there is currently no single U.S. government-regulated definition of the term “natural” for use in the food, dietary supplement, or cosmetics industries. The resulting uncertainty has led to a growing number of legal challenges. Plaintiffs have commenced class action litigation against a number of food companies and retailers that market products as “natural,” “healthy” or with terms that convey a similar meaning, asserting false, misleading and deceptive advertising and labeling. Recently, class action lawsuits have been filed against companies whose products are packaged in plastic alleging that the packaging has resulted in microplastics leaching into the products, and, therefore, alleging that the products are not “natural” or “healthy” as labeled or otherwise advertised. Should we become subject to similar lawsuits or claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is ultimately determined to be unfounded. Adverse publicity about these matters may discourage consumers from buying our products. Further, the cost of defending against any such class actions could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such claims could expose us to the potential of substantial damages awards, particularly for private label products, as well as the costs of defending such claims.

“Healthy” Claims. Due to increased adherence by food and dietary supplement companies to FDA regulations regarding the current requirements for “healthy” claims, plaintiffs’ consumer class action lawyers have filed lawsuits asserting that certain advertising terms are equivalent to “healthy” (e.g., “nutritious”) and the challenged products either do not meet the FDA’s current requirements for “healthy,” or, even if they do, the products contain too much added sugar to qualify as healthy as set forth in draft regulations proposed by the FDA. Should we become subject to similar lawsuits or claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is ultimately determined to be unfounded. Adverse publicity about these matters may discourage consumers from buying our products. Further, the cost of defending against any such class actions could be significant and, to the extent we are found liable, result in substantial monetary damages. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Organic and Non-GMO Claims. We are also subject to the requirements of the USDA’s National Organic Program (NOP), which establishes federal standards for organically produced agricultural products. The NOP regulations assure our customers that products with the “USDA Organic” seal meet consistent and uniform standards. The failure of one or more of our suppliers to comply with the NOP regulations could cause a disruption in the supply of our product offerings. In addition, the USDA has promulgated final rules on the labeling of food produced with bioengineering called the National Bioengineered Food Disclosure Standard, although certain provisions of the rule have been successfully challenged. The Agricultural Marketing Service (AMS) of the USDA authorizes AMS to enforce compliance with the standard through records audits and examinations, hearings, and public disclosure of the summary of the results of audits, examinations, and similar activities. Public disclosure of our suppliers’ violations of the National Bioengineered Food Disclosure Standard could result in a loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims.

Environmental and Green Claims. The FTC has promulgated a guidance document referred to as the “Green Guides” that, while non-binding, expresses its view that marketing claims of general environmental benefits are potentially misleading; that any environmental benefits claim should be properly limited and qualified; and that consumer product packaging bearing specified environmental claims, such as “recyclable,” “recycled content,” “biodegradable” and “compostable,” should meet defined standards, so as not to be misleading. There has been a substantial rise in the number of consumer class action lawsuits against businesses making environmental claims. Should we be the subject of a consumer class action alleging that any environmental claims that appear on the product packaging we sell, such claims may adversely affect our reputation and brand value, expose us to claims for significant damages as well as attorneys’ fees and costs, and require us to incur litigation defense costs.

PFAS Statutes and Lawsuits. Many states have enacted laws prohibiting the intentional inclusion of PFAS in any amount or the unintentional inclusion of PFAS in defined amounts in certain of the products we sell, particularly packaged food products. If any of the products we sell violate these statutes, we may be subject to civil penalties, restitution, injunctive relief, or possibly criminal penalties. In addition, plaintiffs’ class action lawyers have filed lawsuits relating to PFAS, either under the theory that the presence of PFAS renders certain advertising claims false or misleading or actual product liability claims for injury based on the presence of PFAS in human blood. Should we become subject to similar lawsuits or claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is ultimately determined to be unfounded. Adverse publicity about these matters may discourage consumers from buying our products. Further, the cost of defending against any such class actions could be significant and, to the extent we are found liable, result in substantial monetary damages. Any loss of confidence on the part of consumers in the truthfulness of our labeling or marketing claims, or in our products, themselves, would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

FSMA Implementation Risks. The FSMA significantly expanded food safety requirements and the FDA’s regulatory authority over food safety. Extensive regulations and rules issued under the FSMA have been promulgated. In addition, the FSMA requires the FDA to establish science-based minimum standards for the safe production and harvesting of produce and increase inspection of foreign and domestic facilities. With respect to both food products and dietary supplements, the FSMA meaningfully augmented the FDA’s ability to access both producers’ and suppliers’ records and added new records that must be created and maintained. The FSMA also requires the implementation of enhanced tracking and tracing of food and dietary supplements through production and distribution and, as a result, added recordkeeping burdens upon our suppliers. In addition, under the FSMA, the FDA now has the authority to inspect facilities, certifications and supplier documentation to evaluate whether foods and ingredients from our suppliers are compliant with applicable regulatory requirements. Such FDA inspections, and regulatory actions resulting therefrom, may require product recalls, delay the supply of certain products or result in certain products being unavailable to us for sale in our stores. The implementation of the FSMA requirements may be too expensive or too complicated for some of our suppliers, which may increase the cost, or curtail or eliminate the supply, of certain products that we purchase from small and/or local suppliers.

Homeopathic Products. In recent years, the FDA and FTC have increased their regulatory scrutiny of homeopathic drug products. The FDA has issued final guidance on homeopathic drugs, stating that the agency intends to take a risk-based approach to reviewing how some homeopathic drug products are marketed, under which it will prioritize enforcement and regulatory actions for homeopathic products posing the greatest risk to patients. According to the FDA, homeopathic products posing the greatest risk are those that have reported safety concerns, contain or purport to contain ingredients associated with potentially significant safety concerns, are administered via routes other than orally or topically, claim to treat or prevent serious and/or life-threatening diseases and conditions, are marketed to vulnerable populations (e.g., children, pregnant women, and the elderly), or have significant quality issues. This guidance and related enforcement action may adversely impact the availability of certain homeopathic products for sale in our stores. In addition, class action lawsuits have been brought against homeopathic product manufacturers and retailers alleging that the science behind homeopathy is not credible. Should such a lawsuit be brought against us regarding one or more of the homeopathic products we sell, it could adversely affect our reputation and potentially result in substantial damages and attorneys’ fees.

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

The Agricultural Improvement Act of 2018 (the 2018 Farm Bill) legalized the cultivation, processing and sale of “industrial hemp” (i.e., cannabis containing no more than 0.3% tetrahydrocannabinol, or THC). Industrial hemp contains CBD, a non-psychoactive compound. Despite the provisions of the 2018 Farm Bill and subsequent U.S. Department of Agriculture rules, uncertainty exists concerning the legal and regulatory status of finished products containing CBD. The FDA prohibits the inclusion of CBD in the food supply and dietary supplements even if they are derived from industrial hemp on the basis that CBD is an active ingredient in FDA-approved drugs, and, therefore, its addition to foods and dietary supplements is unlawful under the FDCA. The FDA has yet to establish a regulatory framework for the manufacture and sale of products containing CBD, and has sent warning letters, sometimes in concert with the FTC, to certain CBD manufacturers that are alleged to have marketed their products in violation of the FDCA. The warning letters focus on allegations that the CBD manufacturers have marketed the products through unsubstantiated health claims. The FDA also announced that it cannot conclude based on current published studies that CBD is generally recognized as safe (GRAS) for use in human and animal food products. Food and beverage products, including nutritional supplements, which contain non-GRAS ingredients are considered to be adulterated under the FDCA. In addition, certain state and local governments have taken action to restrict or prohibit the sale of products containing CBD. Further, class action lawsuits have been filed against certain CBD manufacturers alleging that their products are misbranded, mislabeled and falsely advertised under state consumer protection laws. In November 2025, new federal legislation was signed into law that, effective November 13, 2026, significantly restricts the levels of THC permitted in hemp products, including prohibiting hemp products that contain greater than 0.4 milligrams of THC per container.

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

Some of the activities of our NHCs, who, among other duties, provide nutrition oriented educational services to our customers, may be subject to state and federal regulation and oversight by professional organizations, or may be misconstrued by our customers as medical advice. In the past, the FDA has expressed concerns regarding summarized health and nutrition-related information that: (i) does not, in the FDA’s view, accurately present such information; (ii) diverts a consumer’s attention and focus from FDA-required nutrition labeling and information; or (iii) impermissibly promotes drug-type disease-related benefits. Although we provide training to our NHCs on relevant regulatory requirements, we cannot control the actions of such individuals, and our NHCs may not act in accordance with such regulations. If our NHCs or other Crew members do not act in accordance with regulatory requirements, we may become subject to penalties or litigation, which could have a material adverse effect on our business. We believe we are currently compliant with relevant regulatory requirements, and we maintain professional liability insurance on behalf of our NHCs in order to mitigate risks associated with our NHCs’ nutrition oriented educational activities. However, we cannot predict the nature of future government regulation and oversight, including the potential impact of any such regulation on the services currently provided by our NHCs. Furthermore, the availability of professional liability insurance or the scope of such coverage may change, or our insurance coverage may prove inadequate, which may adversely impact the ability of our NHCs to provide some services to our customers. The occurrence of any such developments could negatively impact the perception of our brand, our sales, our ability to attract new customers and liability for governmental or third-party claims.

Consumers or regulatory agencies may challenge certain claims made regarding the products we sell.

Our reputation could also suffer from real or perceived issues involving the labeling or marketing of the products we sell. Products that we sell may carry claims as to the origin, purity, potency, and identify of ingredients, and claims regarding efficacy or health benefits, one example is the use of the term “natural.” Although the FDA and USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single United States government-regulated definition of the term for use in the food industry. The resulting uncertainty has led to legal challenges. Class action lawyers have commenced legal actions against a number of consumer product companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA and state attorneys general have taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying the products we sell. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims could be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have a material adverse effect on our business, financial condition and results of operations.

The products we sell could suffer from real or perceived quality or food safety concerns and may cause unexpected side effects, illness, injury or death that could result in their discontinuance or expose us to lawsuits, any of which could result in unexpected costs and damage to our reputation.

We could be materially, adversely affected if consumers lose confidence in the safety and quality of products we sell. There is substantial governmental scrutiny of and public awareness regarding food, cosmetics and dietary supplement safety. We believe that many customers hold us to a higher quality standard than other retailers. Many of the products we sell are vitamins, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. The products we sell could contain contaminated substances, and some of the products we sell contain ingredients or residual substances that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human use or consumption of these ingredients could occur. Unexpected side effects, illness, injury or death caused by the products we sell could result in the discontinuance of sales of the products we sell or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to product liability lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment in which case our creditors could levy against our assets. The real or perceived sale of contaminated or harmful products could result in government enforcement action, private litigation and product recalls. Such an occurrence could also cause negative publicity regarding our Company, brand or products, including negative publicity in social media. The real or perceived sale of contaminated or harmful products could therefore harm our reputation and net sales, have a material adverse effect on our business, financial condition and results of operations, or result in our insolvency.

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

We are party to a $70.0 million revolving loan facility and, prior to its repayment in September 2024, a $35.0 million term loan (our Credit Facility). Our Credit Facility is secured by a lien on substantially all of our assets and contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to incur additional indebtedness; grant liens; engage in certain merger, consolidation or asset sale transactions; make certain investments; make loans, advances, guarantees or acquisitions; engage in certain transactions with affiliates; pay dividends or repurchase shares of our common stock; and permit certain sale and leaseback transactions without lender consent. We are also required to maintain certain financial measurements under our Credit Facility, including a consolidated leverage ratio. These covenants could restrict our operational flexibility and any failure to comply with these covenants or our payment obligations could limit our ability to borrow under our Credit Facility and, in certain circumstances, may allow the lender thereunder to require repayment.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could adversely impact our business.

As of September 30, 2025, we had no outstanding indebtedness under our Credit Facility. We may incur additional indebtedness in the future, including borrowings under our Credit Facility. Satisfying our debt repayment obligations may require us to divert funds identified for other purposes and could impair our liquidity position. Our inability to generate sufficient cash flow to satisfy our debt service obligations could have important consequences, including:

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

In May 2016, our Board of Directors (the Board) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of our common stock. Our Board subsequently extended the share repurchase program – most recently in May 2024 – and the current program will terminate (unless further extended) on May 31, 2026. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Credit Facility. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. During fiscal year 2025, we did not repurchase any shares of common stock. Such borrowings will reduce the amount of capital available under our Credit Facility for other purposes, including our working capital needs, capital expenditures and funding the execution of our growth strategy. Repurchases under the share repurchase program may therefore adversely affect our liquidity, which in turn could impact our profitability, financial condition and results of operations. In addition, repurchases under the share repurchase program will reduce the number of shares of our common stock available for purchase and sale in the public market, which could affect the market price of our common stock. Furthermore, the Inflation Reduction Act of 2022, which was signed into law in August 2022, imposes a non-deductible 1% excise tax on the fair market value of stock repurchases that exceed $1.0 million in a taxable year, which may impact the tax efficiency of our share repurchase program.

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

We paid a quarterly cash dividend of $0.12 and $0.10 per share of common stock during each quarter of fiscal years 2025 and 2024, and a special cash dividend of $1.00 per share of common stock in the first quarter of fiscal year 2024. On November 19, 2025, our Board approved the payment of a quarterly cash dividend of $0.15 per share of common stock, which was paid on December 10, 2025 to stockholders of record as of the close of business on December 1, 2025. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board and will depend on many factors, including our available cash, working capital, financial condition, earnings, results of operations and capital requirements; the covenants in our credit agreement; applicable law; and other business considerations that our Board considers relevant. A reduction in the amount of cash dividends on our common stock, the suspension of those dividends or a failure to meet market expectations regarding our dividends could have a material adverse effect on the market price of our common stock. If we do not pay cash dividends on our common stock in the future, realization of a gain on an investment in our common stock will depend entirely on the appreciation of the price of our common stock, which may not occur.

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

We utilizethird party security firms and consultants to test our cybersecurity control environment and to provide certain security measures that we use to protect our information technology environment, including to detect and filter external phishing and malware threats, to provide enhanced endpoint protection and to protect our data through data classification. We have developed a third-party cybersecurity risk management process to conduct due diligence on external entities, including those that perform cybersecurity services.

We have prepared a written incident response plan and crisis management plan to enhance our ability to respond to cybersecurity incidents. We periodically conduct internal tabletop exercises to enhance incident response preparedness. Our employees are required to participate in regular cybersecurity awareness trainings upon hiring and on a quarterly basis thereafter.

Cybersecurity Governance

Our Vice President of Information Technology (our VP of IT) has primary responsibility for monitoring, assessing and managing our material risks from cybersecurity threats. He oversees a dedicated information technology team that is responsible for managing enterprise-wide information security strategy, policy, standards, architecture and processes, and is regularly informed of, and monitors, the prevention, detection, mitigation and remediation of cybersecurity threats and incidents. Our VP of IT has over 26 years of information technology experience, has earned a graduate degree in Cybersecurity and Information Assurance, and maintains relevant industry designations including Certified Information Systems Security Professional and Certified Information Security Manager certifications.

Our Board considers cybersecurity risk as a part of its overall risk oversight function. Our Board receives reports from our VP of IT at least bi-annually, and on an as-needed basis, on cybersecurity risks and actions taken to mitigate those risks. These reports include updates on our cybersecurity risks, the emerging threat environment, and the status of projects designed to enhance our information security systems and programs.

Item 2. Properties.

As of September 30, 2025, we had 169 stores located in 21 states, as shown in the following table:

State	Number of Stores
Arizona	11
Arkansas	3
Colorado	45
Idaho	6
Iowa	6
Kansas	8
Louisiana	1
Minnesota	1
Missouri	7
Montana	4
Nebraska	3
Nevada	4
New Mexico	6
North Dakota	3
Oklahoma	6
Oregon	14
South Dakota	1
Texas	25
Utah	8
Washington	5
Wyoming	2

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

As of September 30, 2025, we owned buildings in which 17 of our stores are located. Eleven of those buildings are located on land that is leased pursuant to a ground lease; the remaining six stores are on land owned by the Company. Lease terms typically range between 10 and 25 years, with additional renewal options. Of the current leases for our stores, seven expire in fiscal year 2026, nine expire in fiscal year 2027, 12 expire in fiscal year 2028, 19 expire in fiscal year 2029, 15 expire in fiscal year 2030 and the remainder expire between fiscal years 2031 and 2062. We expect that we will be able to renegotiate these leases or relocate these stores as necessary.

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

Holders of Record

As of December 8, 2025, there were 138 holders of record of our common stock, and the closing price of our common stock was $24.80.

Dividend Policy

We paid a quarterly cash dividend of $0.12 and $0.10 per share of common stock during each quarter of fiscal years 2025 and 2024, respectively. We paid a special cash dividend of $1.00 per share of common stock in the first quarter of fiscal year 2024. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board and will depend on many factors, including our available cash, working capital, financial condition, earnings, results of operations and capital requirements; the covenants in our credit agreement; applicable law; and other business considerations that our Board considers relevant. Subject to these factors, we currently expect to continue to pay comparable quarterly cash dividends. See “We may not be able to continue paying dividends on our common stock” under “Item 1A. Risk Factors.”

Use of Proceeds From Registered Securities

None.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

In May 2016, the Board authorized a two-year share repurchase program pursuant to which we could repurchase up to $10.0 million in shares of the Company’s common stock. The Board subsequently extended the share repurchase program – most recently in May 2024 – and the current program will terminate on May 31, 2026. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. The Company did not repurchase any shares of its common stock during the fourth quarter ended September 30, 2025.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, dietary supplements and body care products that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of September 30, 2025, we operated 169 stores in 21 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The sizes of our stores range from approximately 7,000 to 17,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2025, we increased our store count at a compound annual growth rate of 1.2%. In fiscal year 2025, we opened two new stores, relocated/remodeled three existing stores and closed two stores. We plan to open six to eight new stores and relocate/remodel two to three existing stores in fiscal year 2026. We intend to continue to target an annual new store unit growth rate of 4% to 5% for the foreseeable future. Between October 1, 2025 and the date of this Form 10-K, we did not open any new stores or relocate/remodel any existing stores and closed one store.

Performance Highlights

Key highlights of our performance are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $1,330.8 million for the year ended September 30, 2025, an increase of $89.3 million, or 7.2%, compared to net sales of $1,241.6 million for the year ended September 30, 2024.

●	Daily average comparable store sales. Daily average comparable store sales for the year ended September 30, 2025 increased 7.3% from the year ended September 30, 2024.

●	Net income. Net income was $46.4 million for the year ended September 30, 2025, an increase of $12.5 million, or 36.9%, compared to net income of $33.9 million for the year ended September 30, 2024.

●

EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $93.8 million for the year ended September 30, 2025, an increase of $15.9 million, or 20.4%, compared to EBITDA of $77.9 million for the year ended September 30, 2024. EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America (GAAP). Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $97.9 million for the year ended September 30, 2025, an increase of $14.6 million, or 17.5%, compared to Adjusted EBITDA of $83.3 million for the year ended September 30, 2024. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of September 30, 2025, cash and cash equivalents was $17.1 million, and there was $70.1 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $2.4 million.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends and political environment. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, levels of disposable consumer income, consumer debt, interest rates, inflation or disinflation, periods of recession and growth, the price of commodities, tariffs and trade restrictions, the political environment and consumer confidence. Furthermore, our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, including unemployment benefits. Over the past several years, a number of macroeconomic and global trends have impacted our business. As a result of supply chain issues, we have on occasion experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain, although certain products may be in relatively short supply or unavailable from time to time.

In recent years, the costs of certain goods we sell were impacted by levels of inflation higher than we have historically experienced, resulting in part from supply disruptions, geopolitical instability, including the conflicts in Ukraine and the Middle East, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, other disruptions and the uncertain economic environment. While levels of inflation moderated during the past two fiscal years, we are unable to predict the impact of inflationary or disinflationary trends on consumer behavior and our sales and profitability in the future. In addition, the United States recently has imposed, or has proposed, tariffs on a broad range of foreign-sourced products and materials. There can be no assurance that the tariffs imposed or proposed will not have a material impact on our business, financial condition and results of operations. The imposition of additional tariffs and trade restrictions, or a prolonged trade conflict between the United States and its trade partners, could result in adverse and uncertain economic conditions and adversely impact demand for our products.

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

●

Consumer preferences. Our performance is also impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, perceptions of food safety and standards, changing consumer choices and the cost of these products. A change in consumer preferences away from our offerings, including those resulting from higher retail prices for our products due to inflation or tariffs, or reductions or changes in our offerings, could have a material adverse effect on our business.

●

Fiscal year 2025 distribution disruption. In June 2025, our primary distributor, UNFI, experienced a cybersecurity incident that temporarily impacted UNFI’s ability to fulfill orders and distribute products to our stores, resulting in product shortages in June and July 2025. In the weeks following the incident, we collaborated with UNFI to minimize disruptions and restore normalized levels of product distribution to our stores. During the fourth quarter of fiscal year 2025, our operations normalized, and we do not expect the disruption to directly impact our operations or financial performance in the future.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Year ended September 30,
	2025	2024	2023
Statements of Income Data: *
Net sales	100.0%	100.0	100.0
Cost of goods sold and occupancy costs	70.1	70.6	71.3
Gross profit	29.9	29.4	28.7
Store expenses	21.8	22.3	22.6
Administrative expenses	3.3	3.1	3.2
Pre-opening expenses	0.1	0.1	0.2
Operating income	4.7	3.8	2.8
Interest expense, net	(0.2)	(0.3)	(0.3)
Income before income taxes	4.4	3.4	2.5
Provision for income taxes	(0.9)	(0.7)	(0.4)
Net income	3.5%	2.7	2.0
__________________________
* Figures may not sum due to rounding.

Other Operating Data (Unaudited):
Number of stores at end of period	169	169	165
Store unit count increase period over period	—%	2.4	0.6
Change in daily average comparable store sales	7.3%	7.0	3.6
Number of new stores opened during the period	2	4	3
Number of stores relocated/remodeled during the period	3	4	3
Number of stores closed during the period	2	—	2
Gross square footage at end of period (1)	2,735,774	2,728,203	2,676,607
Selling square footage at end of period (1)	1,776,373	1,780,083	1,745,701

(1) Gross square footage and selling square footage at the end of the period include the square footage for all stores that were open as of the end of the fiscal year presented.

Year ended September 30, 2025 compared to Year ended September 30, 2024

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Year ended September 30,		Change in
	2025	2024	Dollars	Percent
Statements of Income Data:
Net sales	$1,330,836	1,241,585	89,251	7.2%
Cost of goods sold and occupancy costs	932,959	876,775	56,184	6.4
Gross profit	397,877	364,810	33,067	9.1
Store expenses	290,491	277,396	13,095	4.7
Administrative expenses	44,353	38,715	5,638	14.6
Pre-opening expenses	1,043	1,722	(679)	(39.4)
Operating income	61,990	46,977	15,013	32.0
Interest expense, net	(3,063)	(4,176)	1,113	(26.7)
Income before income taxes	58,927	42,801	16,126	37.7
Provision for income taxes	(12,483)	(8,866)	(3,617)	40.8
Net income	$46,444	33,935	12,509	36.9%

Net sales

Net sales increased $89.3 million, or 7.2%, to $1,330.8 million for the year ended September 30, 2025 compared to $1,241.6 million for the year ended September 30, 2024, due to an $86.1 million increase in comparable store sales and a $12.7 million increase in new store sales, partially offset by a $9.6 million decrease in net sales related to closed stores. Daily average comparable store sales increased 7.3% for the year ended September 30, 2025 compared to an increase of 7.0% for the year ended September 30, 2024. The daily average comparable store sales increase in fiscal year 2025 resulted from a 4.6% increase in daily average transaction count and a 2.6% increase in daily average transaction size. Comparable store average transaction size was $48.62 for the year ended September 30, 2025.

Gross profit

Gross profit increased $33.1 million, or 9.1%, to $397.9 million for the year ended September 30, 2025 compared to $364.8 million for the year ended September 30, 2024. Gross profit reflects earnings after product and store occupancy costs. Gross margin increased to 29.9% for the year ended September 30, 2025 compared to 29.4% for the year ended September 30, 2024. The increase in gross margin during the year ended September 30, 2025 was driven by higher product margin primarily attributed to effective promotions, and store occupancy cost leverage.

Store expenses

Store expenses increased $13.1 million, or 4.7%, to $290.5 million for the year ended September 30, 2025 compared to $277.4 million for the year ended September 30, 2024. The increase in store expenses was primarily driven by higher compensation expenses partially offset by lower long-lived asset impairment charges. Store expenses as a percentage of net sales were 21.8% and 22.3% for the years ended September 30, 2025 and 2024, respectively. The decrease in store expenses as a percentage of net sales was driven by expense leverage and lower long-lived asset impairment charges. Store expenses included long-lived asset impairment charges of $0.1 million and $2.2 million for fiscal years 2025 and 2024, respectively.

Administrative expenses

Administrative expenses increased $5.6 million, or 14.6%, to $44.4 million for the year ended September 30, 2025 compared to $38.7 million for the year ended September 30, 2024. The increase in administrative expenses was driven by higher compensation expenses, including costs related to our Chief Financial Officer transition, and technology expenses. Administrative expenses as a percentage of net sales were 3.3% and 3.1% for the years ended September 30, 2025 and 2024, respectively.

Pre-opening expenses

Pre-opening expenses were $1.0 million for the year ended September 30, 2025 compared to $1.7 million for the year ended September 30, 2024.

Interest expense, net

Interest expense, net of capitalized interest, was $3.1 million for the year ended September 30, 2025 compared to $4.2 million for the year ended September 30, 2024.

Income taxes

Income tax expense increased $3.6 million to $12.5 million for the year ended September 30, 2025 compared to $8.9 million for the year ended September 30, 2024. The Company’s effective income tax rate was 21.2% and 20.7% for the years ended September 30, 2025 and 2024, respectively.

Net income

Net income was $46.4 million, or $2.00 diluted earnings per share, for the year ended September 30, 2025 compared to $33.9 million, or $1.47 diluted earnings per share, for the year ended September 30, 2024.

Year ended September 30, 2024 compared to Year ended September 30, 2023

A comparative discussion of our results of operations and other operating data for the years ended September 30, 2024 and September 30, 2023 is set out in our Annual Report on Form 10-K for the year ended September 30, 2024 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year ended September 30, 2024 compared to Year ended September 30, 2023.”

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

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Year ended September 30,
	2025	2024
Net income	$46,444	33,935
Interest expense, net	3,063	4,176
Provision for income taxes	12,483	8,866
Depreciation and amortization	31,814	30,930
EBITDA	93,804	77,907
Impairment of long-lived assets and store closing costs	118	2,547
Share-based compensation	3,960	2,829
Amortization of SaaS implementation costs	7	—
Adjusted EBITDA	$97,889	83,283

Year ended September 30, 2025 compared to Year ended September 30, 2024

EBITDA increased 20.4% to $93.8 million for the year ended September 30, 2025 compared to $77.9 million for the year ended September 30, 2024. EBITDA as a percentage of net sales was 7.0% and 6.3% for the years ended September 30, 2025 and 2024, respectively.

Adjusted EBITDA increased 17.5% to $97.9 million for the year ended September 30, 2025 compared to $83.3 million for the year ended September 30, 2024. Adjusted EBITDA as a percentage of net sales was 7.4% and 6.7% for the years ended September 30, 2025 and 2024, respectively.

Year ended September 30, 2024 compared to Year ended September 30, 2023

A comparative discussion of EBITDA and Adjusted EBITDA for the years ended September 30, 2024 and September 30, 2023 is set out in our Annual Report on Form 10-K for the year ended September 30, 2024 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP financial measures – EBITDA and Adjusted EBITDA.”

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility. Our primary uses of cash are for purchases of merchandise inventory, operating expenses, SaaS implementation costs, capital expenditures predominantly in connection with opening, relocating and remodeling stores, property acquisitions, debt service, cash dividends, share repurchases and corporate taxes. As of September 30, 2025, we had $17.1 million in cash and cash equivalents and $70.1 million available for borrowing under our Credit Facility.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program – most recently in May 2024 – and the current program will terminate on May 31, 2026. We did not repurchase any shares of our common stock during the year ended September 30, 2025. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Credit Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

We paid a quarterly cash dividend of $0.12 per share of common stock in each quarter of fiscal year 2025. On November 19, 2025, our Board approved the payment of a quarterly cash dividend of $0.15 per share of common stock, which was paid on December 10, 2025 to stockholders of record as of the close of business on December 1, 2025.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Year ended September 30,
	2025	2024
Net cash provided by operating activities	$55,304	73,760
Net cash used in investing activities	(30,971)	(38,600)
Net cash used in financing activities	(16,088)	(44,631)
Net increase (decrease) in cash and cash equivalents	8,245	(9,471)
Cash and cash equivalents, beginning of year	8,871	18,342
Cash and cash equivalents, end of year	$17,116	8,871

Year ended September 30, 2025 compared to Year ended September 30, 2024

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, impairment of long-lived assets and store closures, share-based compensation and changes in deferred taxes, and the effect of changes in operating assets and liabilities. Cash provided by operating activities decreased $18.5 million, or 25.0%, to $55.3 million for the year ended September 30, 2025 compared to $73.8 million for the year ended September 30, 2024. The decrease in cash provided by operating activities was due to a decrease in cash provided by operating assets and liabilities, primarily attributable to the timing of accounts payable payments and merchandise inventory purchases, and higher capitalized SaaS implementation costs, partially offset by an increase in cash provided by net income as adjusted for non-cash items.

Investing Activities

Net cash used in investing activities decreased $7.6 million, or 19.8%, to $31.0 million for the year ended September 30, 2025 compared to $38.6 million for the year ended September 30, 2024. This decrease was primarily the result of decreases in acquisitions of property and equipment of $6.3 million and other intangibles of $1.0 million during the year ended September 30, 2025 compared to the year ended September 30, 2024, and was attributed to the timing of new store openings, relocations/remodels, and software projects under development.

We plan to spend approximately $50.0 million to $55.0 million on capital expenditures during fiscal year 2026 primarily in connection with expected new store openings and store relocations/remodels.

Acquisition of property and equipment not yet paid decreased $1.3 million to $2.4 million in fiscal year 2025 compared to $3.7 million in fiscal year 2024 primarily due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used in financing activities was $16.1 million for the year ended September 30, 2025 compared to $44.6 million for the year ended September 30, 2024. During fiscal year 2024, we paid a special cash dividend to stockholders of $22.7 million.

Year ended September 30, 2024 compared to Year ended September 30, 2023

A comparative discussion of operating, investing and financing activities for the years ended September 30, 2024 and September 30, 2023 is set out in our Annual Report on Form 10-K for the year ended September 30, 2024 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Credit Facility

The aggregate revolving commitment amount under the Credit Facility, as of the date of this report, is $70.0 million, including a $5.0 million sub-limit for standby letters of credit. Our wholly owned subsidiary, Vitamin Cottage Natural Food Markets, Inc. (the operating company), is the borrower under the Credit Facility, and its obligations under the Credit Facility are guaranteed by us, the holding company. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow revolving amounts under the Credit Facility at any time prior to the maturity date without premium or penalty. On November 16, 2023, we amended the Credit Facility to: (i) increase our aggregate revolving commitments from $50.0 million to $75.0 million; (ii) extend the maturity date of the revolving commitments under the Credit Facility to November 16, 2028; (iii) permit payment of a one-time cash dividend of up to $25.0 million no later than December 31, 2023; and (iv) increase the Company’s restricted payment capacity by $2.5 million, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $15.0 million during any fiscal year. The aggregate revolving commitment amount will be automatically and permanently reduced by $2.5 million on each anniversary date until the Credit Facility matures on November 16, 2028, unless we have previously exercised our option to reduce the aggregate revolving commitments to a lower amount.

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

We had no revolving loan amounts outstanding under the Credit Facility as of September 30, 2025 and 2024. As of September 30, 2025 and 2024, we had undrawn, issued and outstanding letters of credit of $2.4 million and $2.2 million, respectively, which were reserved against the amount available for borrowing under the Credit Facility. We had $70.1 million and $72.8 million available for borrowing under the Credit Facility as of September 30, 2025 and 2024, respectively.

As of September 30, 2025 and 2024, the Company was in compliance with all covenants under the Credit Facility.

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

Goodwill and Indefinite-Lived Intangible Assets

We assess our goodwill and indefinite-lived intangible assets, primarily consisting of trademarks, for possible impairment on an annual basis during our fourth fiscal quarter, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. There are significant judgments and estimates within the processes; it is therefore possible that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. The Company has determined that its business, for purposes of impairment evaluation for goodwill and indefinite-lived intangible assets, consists of a single reporting unit. As of September 30, 2025, the Company has recorded no impairment charges related to goodwill and indefinite-lived intangible assets.

Impairment of Long-Lived Assets and Store Closing Costs

We assess our long-lived assets, principally property and equipment, lease assets, and intangible and other assets subject to amortization, primarily internal-use software and implementation costs for software hosting arrangements, respectively, for possible impairment at least annually, and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. These events or changes primarily include a significant change in current period performance combined with a history of losses and a projection of continuing losses, or a decision to close or relocate a store. The Company assesses the recoverability of the property and equipment and lease assets at the individual store level, and the intangible and other assets at the consolidated entity level. If the carrying value of such assets over their respective remaining lives is not recoverable through projected undiscounted future cash flows, impairment is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on either: (i) discounted future cash flows; (ii) an appropriate third-party market appraisal; or (iii) other valuation technique.

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

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to our Credit Facility. As of September 30, 2025, no amounts were outstanding under our Credit Facility. Our Credit Facility carries floating interest rates that are tied to the Term SOFR rate, and therefore, our statements of income and our cash flows are exposed to changes in interest rates. Based upon a sensitivity analysis at September 30, 2025, a hypothetical 100 basis point change in interest rates would change our annual interest expense by $0.2 million for the year ended September 30, 2025.

Item 8. Financial Statements and Supplementary Data.

Natural Grocers by Vitamin Cottage, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Natural Grocers by Vitamin Cottage, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Grocers by Vitamin Cottage, Inc. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 11, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of indicators of impairment of long-lived assets

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company assesses its long-lived assets for possible impairment at least annually, and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company’s judgment regarding the identification of impairment indicators is based, in part, on operational performance at the store level. As of September 30, 2025, the Company’s long-lived assets included property and equipment, net, operating lease assets, net, and finance lease assets, net of $182.7 million, $259.6 million, and $42.9 million, respectively.

We identified the assessment of impairment triggering events related to certain long-lived assets, including property and equipment, operating lease assets, and finance lease assets, as a critical audit matter. A high degree of auditor judgment was required to evaluate the Company’s assessment of whether there were indicators of impairment, including significant changes in current performance combined with a history of losses and a projection of continuing losses, or a decision to close or relocate a store.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s long-lived asset impairment process, including a control related to the Company’s assessment of impairment triggering events. We assessed the Company’s identification and evaluation of potential impairment triggering events by:

• inspecting operating results and cash flows by store to identify stores with current period losses

• comparing actual operating and cash flow results to expected results, industry and economic trends, and to the net book value of store assets for a selection of stores

• evaluating management’s ability to effectively forecast sales and cash flow by comparing actual results to management’s historical forecasts for a selection of stores

• reading board of directors meeting minutes and available industry information

• inquiring with management regarding the intent to continue to operate stores in a manner that is consistent with projections.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Denver, Colorado
December 11, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Natural Grocers by Vitamin Cottage, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Natural Grocers by Vitamin Cottage, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated December 11, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
December 11, 2025

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$17,116	8,871
Accounts receivable, net	11,966	12,610
Merchandise inventory	132,968	120,672
Prepaid expenses and other current assets	6,025	4,905
Total current assets	168,075	147,058
Property and equipment, net	182,741	178,609
Other assets:
Operating lease assets, net	259,586	275,111
Finance lease assets, net	42,895	40,752
Other assets	5,452	458
Goodwill and other intangible assets, net	11,755	13,488
Total other assets	319,688	329,809
Total assets	$670,504	655,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,991	88,397
Accrued expenses	37,236	35,847
Operating lease obligations, current portion	36,495	35,926
Finance lease obligations, current portion	4,061	3,960
Total current liabilities	158,783	164,130
Long-term liabilities:
Operating lease obligations, net of current portion	245,803	263,404
Finance lease obligations, net of current portion	45,660	43,217
Deferred income tax liabilities, net	7,863	10,471
Total long-term liabilities	299,326	317,092
Total liabilities	458,109	481,222
Commitments (Notes 12 and 19)
Stockholders’ equity:
Common stock, $0.001 par value. 50,000,000 shares authorized, 22,954,712 and 22,888,540 shares issued and outstanding at September 30, 2025 and 2024, respectively	23	23
Additional paid-in capital	63,033	60,327
Retained earnings	149,339	113,904
Total stockholders’ equity	212,395	174,254
Total liabilities and stockholders’ equity	$670,504	655,476

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Year ended September 30,
	2025	2024	2023
Net sales	$1,330,836	1,241,585	1,140,568
Cost of goods sold and occupancy costs	932,959	876,775	813,637
Gross profit	397,877	364,810	326,931
Store expenses	290,491	277,396	257,282
Administrative expenses	44,353	38,715	35,973
Pre-opening expenses	1,043	1,722	2,007
Operating income	61,990	46,977	31,669
Interest expense, net	(3,063)	(4,176)	(3,299)
Income before income taxes	58,927	42,801	28,370
Provision for income taxes	(12,483)	(8,866)	(5,127)
Net income	$46,444	33,935	23,243

Net income per share of common stock:
Basic	$2.02	1.49	1.02
Diluted	$2.00	1.47	1.02
Weighted average number of shares of common stock outstanding:
Basic	22,936,194	22,774,825	22,725,088
Diluted	23,255,274	23,083,903	22,834,316

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended September 30,
	2025	2024	2023
Operating activities:
Net income	$46,444	33,935	23,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,814	30,930	28,906
Loss on impairment of long-lived assets and store closing costs	81	2,102	1,268
(Gain) loss on disposal of property and equipment	(34)	10	379
Share-based compensation	3,960	2,829	1,360
Deferred income tax benefit	(2,608)	(3,955)	(1,475)
Non-cash interest expense	4	17	19
Other	7	(160)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(411)	(1,790)	315
Income tax receivable	(604)	252	378
Merchandise inventory	(12,296)	(1,412)	(5,504)
Prepaid expenses and other assets	(5,516)	(1,069)	(128)
Operating lease assets	33,592	33,446	33,067
(Decrease) increase in:
Operating lease liabilities	(34,432)	(34,197)	(33,899)
Accounts payable	(6,086)	10,039	10,350
Accrued expenses	1,389	2,783	6,327
Net cash provided by operating activities	55,304	73,760	64,606
Investing activities:
Acquisition of property and equipment	(31,201)	(37,541)	(36,568)
Acquisition of other intangibles	(178)	(1,139)	(1,525)
Proceeds from sale of property and equipment	93	37	107
Proceeds from property insurance settlements	315	43	36
Net cash used in investing activities	(30,971)	(38,600)	(37,950)
Financing activities:
Borrowings under revolving loans	666,200	604,200	531,100
Repayments under revolving loans	(666,200)	(604,200)	(531,100)
Repayments under term loan	—	(7,688)	(8,000)
Finance lease obligation payments	(3,825)	(3,610)	(2,779)
Dividends to shareholders	(11,009)	(31,866)	(9,089)
Repurchase of common stock	—	—	(181)
Payments of deferred financing costs	—	(18)	—
Payments on withholding tax for restricted stock unit vesting	(1,254)	(1,449)	(304)
Net cash used in financing activities	(16,088)	(44,631)	(20,353)
Net increase (decrease) in cash and cash equivalents	8,245	(9,471)	6,303
Cash and cash equivalents, beginning of year	8,871	18,342	12,039
Cash and cash equivalents, end of year	$17,116	8,871	18,342
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,181	2,216	1,305
Cash paid for interest on financing lease obligations, net of capitalized interest of $252, $338 and $318, respectively	1,940	1,939	2,002
Income taxes paid	15,911	13,581	5,048
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$2,373	3,679	6,016
Acquisition of other intangibles not yet paid	10	22	3
Lease assets obtained in exchange for new operating lease obligations	18,412	22,317	15,274
Lease assets obtained in exchange for new finance lease obligations	7,419	(45)	5,724

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2025, 2024 and 2023

(Dollars in thousands, except per share data)

	Common stock –$0.001 par		Additional			Total
	value		paid-in	Retained	Treasury	stockholders’
	Shares outstanding	Amount	capital	earnings	stock	equity
Balances at September 30, 2022	22,690,188	$23	$58,072	$97,717	$—	$155,812
Net income	—	—	—	23,243	—	23,243
Share-based compensation	—	—	941	—	115	1,056
Issuance of common stock	66,725	—	—	—	—	—
Repurchase of common stock	(17,998)	—	—	—	(181)	(181)
Cash dividends	—	—	—	(9,089)	—	(9,089)
Balances at September 30, 2023	22,738,915	23	59,013	111,871	(66)	170,841
Net income	—	—	—	33,935	—	33,935
Share-based compensation	—	—	1,314	—	66	1,380
Issuance of common stock	149,625	—	—	—	—	—
Adoption of accounting standard	—	—	—	(36)	—	(36)
Cash dividends	—	—	—	(31,866)	—	(31,866)
Balances at September 30, 2024	22,888,540	23	60,327	113,904	—	174,254
Net income	—	—	—	46,444	—	46,444
Share-based compensation	—	—	2,706	—	—	2,706
Issuance of common stock	66,172	—	—	—	—	—
Cash dividends	—	—	—	(11,009)	—	(11,009)
Balances at September 30, 2025	22,954,712	$23	$63,033	$149,339	$—	$212,395

See accompanying notes to consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, dietary supplements and body care products. The Company operated 169 retail stores as of September 30, 2025, including 45 stores in Colorado, 25 in Texas, 14 in Oregon, 11 in Arizona, eight in each of Kansas and Utah, seven in Missouri, six in each of Idaho, Iowa, New Mexico and Oklahoma, five in Washington, four in each of Montana and Nevada, three in each of Arkansas, Nebraska and North Dakota, two in Wyoming, and one in each of Louisiana, Minnesota, and South Dakota. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado. The Company had 169 stores as of September 30, 2024.

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

Segment Information

The Company has a single reportable segment: natural and organic retail stores.

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

Accounts Receivable, Net

Accounts receivable consists primarily of receivables from vendors for certain promotional programs, magazine advertising and other miscellaneous receivables and are presented net of any allowances for credit losses. Accounts receivable also includes receivables from landlords for tenant improvement allowances. Vendor receivable balances are generally presented on a gross basis separate from any related payable due. Allowance for credit losses is calculated based on historical experience, current conditions, and reasonable and supportable forecasts about the future. Allowance for credit losses totaled $0.4 million and $0.2 million as of September 30, 2025 and 2024, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of investments in cash and cash equivalents. The Company’s cash and cash equivalent account balances, which are held in major financial institutions, exceeded the Federal Deposit Insurance Corporation’s federally insured limits by approximately $16.1 million as of September 30, 2025.

Vendor Concentration

For the years ended September 30, 2025 and 2024, purchases from the Company’s largest vendor and its subsidiaries represented approximately 69% and 68%, respectively, of all product purchases made during such periods.

Merchandise Inventory

Merchandise inventory consists of goods held for sale. The cost of inventory includes certain costs associated with the preparation of inventory for sale, including inventory overhead costs. Merchandise inventory is carried at the lower of cost or net realizable value. Cost is determined using the weighted average cost method.

Property and Equipment, Net

Depreciable property and equipment assets, which primarily consist of leasehold and building improvements, fixtures and equipment, and buildings, are stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful life of the relevant asset. For land improvements and leasehold and building improvements, depreciation is recorded over the shorter of the assets’ useful lives or related lease terms. Maintenance and repairs that neither add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains and losses on disposition of property and equipment are included in store expenses in the year of disposition and primarily relate to store relocations and closures.

The Company capitalizes certain costs, including internal staff compensation and interest, if applicable, as part of the historical costs of buildings and leasehold and building improvements.

Definite-Lived Intangibles and Other Assets

Intangible assets with finite lives, principally internal-use software, are amortized on a straight-line basis over their estimated useful lives. The Company evaluates the reasonableness of the useful lives of these intangibles at least annually. Other assets subject to amortization, primarily SaaS implementation costs, are amortized on a straight-line basis over the expected remaining term of the related software hosting arrangement. The Company capitalizes certain costs, including internal staff compensation and interest, if applicable, incurred with implementing, developing and/or obtaining internal-use software and SaaS implementation costs. Any costs that do not meet capitalization criteria are expensed as incurred.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, principally property and equipment, lease assets, and intangible and other assets subject to amortization, for possible impairment at least annually, and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. These events or changes primarily include a significant change in current period performance combined with a history of losses and a projection of continuing losses, or a decision to close or relocate a store. The Company assesses the recoverability of the property and equipment and lease assets at the individual store level, and the intangible and other assets at the consolidated entity level. If the carrying value of such assets over their respective remaining lives is not recoverable through projected undiscounted future cash flows, impairment is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on either: (i) discounted future cash flows; (ii) an appropriate third-party market appraisal; or (iii) other valuation technique. In performing these analyses, the Company considers factors such as historic and forecasted operating results, trends and future prospects, current market values, significant industry trends, and other economic and regulatory factors. For the years ended September 30, 2025, 2024 and 2023, the Company recorded impairment charges related to long-lived assets of $0.1 million, $2.2 million and $1.3 million, respectively.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangibles, primarily consisting of trademarks, are not amortized; rather, they are tested for impairment on an annual basis during the fourth fiscal quarter, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized. The Company has determined that its business, for purposes of impairment evaluation for goodwill and indefinite-lived intangible assets, consists of a single reporting unit. As of September 30, 2025, the Company has recorded no impairment charges related to goodwill or indefinite-lived intangibles.

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

Self-Insurance

The Company is self-insured for certain losses, liabilities and employee benefit costs. Stop-loss coverages or deductibles mitigate the Company’s exposure to any significant level of claims. Self-insured losses are accrued based upon the Company’s estimates of the aggregate claims incurred but not reported using analyses of actual claims, historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from the Company’s assumptions.

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

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs includes the cost of inventory sold during the period net of discounts and allowances, as well as distribution, shipping and handling costs, store occupancy costs and costs of the bulk food repackaging facility and distribution center. The amount shown is net of various rebates from third-party vendors in the form of quantity discounts and payments. Vendor consideration associated with product discounts is recorded as a reduction in the cost of the product. Store occupancy costs include operating lease expense, common area maintenance and real estate taxes. Store occupancy costs do not include any lease expense amounts for the store leases classified as finance leases.

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

Administrative Expenses

Administrative expenses consist of salaries, benefits and share-based compensation, rent and other occupancy costs, depreciation, office supplies, hardware and software expenses, software services expenses, professional services expenses, and other general and administrative expenses.

Pre-Opening Expenses

Costs associated with the opening of new stores or relocating/remodeling existing stores are expensed as incurred.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and are included in store expenses and pre-opening expenses in the consolidated statements of income. Total advertising and marketing expenses for the years ended September 30, 2025, 2024 and 2023 were $7.0 million, $7.9 million and $6.9 million, respectively, net of vendor reimbursements of $9.3 million, $7.9 million and $7.1 million for the years ended September 30, 2025, 2024 and 2023, respectively.

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

On July 4, 2025, the U.S. federal government enacted tax legislation commonly referred to as OBBBA. The OBBBA, among other things, makes permanent 100% bonus depreciation for certain capital expenditures and immediate deduction for domestic research or experimental expenditures (R&D deduction). This legislation was effective for the Company’s consolidated financial statements for the year ended September 30, 2025, except for the R&D deduction which will be effective for the Company’s fiscal year 2026. The Company reflected the impact of the OBBBA in its deferred tax liabilities for the year ended September 30, 2025. The enactment of the OBBBA did not have a material impact on the Company’s consolidated financial statements for the year ended September 30, 2025. The Company is currently assessing the impact of the OBBBA on future periods.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, “Improvements to Reportable Segment Disclosures,” ASC Topic 280, “Segment Reporting” (ASU 2023-07). The ASU 2023-07 provisions require enhanced disclosures primarily about significant segment expenses. In addition, the provisions enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The Company adopted ASU 2023-07 effective for the year ended September 30, 2025 by updating its single reportable segment disclosures (see Note 18), but there was no other impact on the Company’s consolidated financial statements upon adoption.

In March 2023, the FASB issued ASU 2023-01, “Common Control Arrangements,” ASC Topic 842, “Leases” (ASU 2023-01). Issue 1, Terms and Conditions to Be Considered, of ASU 2023-01 is not applicable to public entities. Issue 2, Accounting for Leasehold Improvements, of ASU 2023-01 requires leasehold improvements associated with common control leases to be amortized over the useful life of the improvements and certain disclosures when the useful life of leasehold improvements to the common control group exceeds the related lease term. The provisions of ASU 2023-01, Issue 2, were effective for the Company’s first quarter of the year ended September 30, 2025. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements for the year ended September 30, 2025.

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

Recent Accounting Pronouncements

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

In September 2025, the FASB issued ASU 2025-06, “Targeted Improvements to the Accounting for Internal-Use Software,” ASC Subtopic 350-40, “Intangibles – Goodwill and Other – Internal-Use Software” (ASU 2025-06). The ASU 2025-06 provisions require entities to start capitalizing software costs when management has authorized and committed to funding the project, and it is probable that the project will be completed and used as intended. In addition, ASU 2025-06 adds some disclosure requirements and incorporates the recognition requirements for website-specific development costs from its present subtopic. The provisions of ASU 2025-06 will be effective for the Company’s first quarter of the year ending September 30, 2029. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

No other new accounting pronouncements effective or issued prior to the filing of this Form 10-K had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

As of September 30, 2025 and 2024, the balance of contract liabilities related to unredeemed gift cards was $1.6 million and $1.5 million, respectively. Revenue for the year ended September 30, 2025 includes $0.8 million that was included in the contract liability balance of unredeemed gift cards at September 30, 2024.

Rewards program points are accrued as deferred revenue at the retail value per point, net of estimated breakage based on historical redemption rates experienced within the rewards program. Rewards points are forfeited at the end of each calendar year.

The following table disaggregates the Company’s revenue by product category for the years ended September 30, 2025, 2024 and 2023, dollars in thousands and as a percentage of net sales:

	Year ended September 30,
	2025		2024		2023
Grocery	$952,171	72%	878,263	71	796,241	70
Dietary supplements	252,941	19	243,953	20	235,714	21
Body care, pet care and other	125,724	9	119,369	9	108,613	9
	$1,330,836	100%	1,241,585	100	1,140,568	100

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

The following table presents the Company’s basic and diluted EPS for the years ended September 30, 2025, 2024 and 2023, dollars in thousands, except per share data:

	Year ended September 30,
	2025	2024	2023
Net income	$46,444	33,935	23,243
Weighted average number of shares of common stock outstanding	22,936,194	22,774,825	22,725,088
Effect of dilutive securities	319,080	309,078	109,228
Weighted average number of shares of common stock outstanding including the effect of dilutive securities	23,255,274	23,083,903	22,834,316

Basic earnings per share	$2.02	1.49	1.02
Diluted earnings per share	$2.00	1.47	1.02

There were 32,096, 27,944 and 62,752 non-vested restricted stock units for the years ended September 30, 2025, 2024 and 2023, respectively, excluded from the calculation of diluted EPS as they are antidilutive.

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

During fiscal year 2025, long-lived assets with an aggregate carrying value of $0.1 million were written down to their fair value of less than $0.1 million, resulting in asset impairment charges of $0.1 million. During fiscal year 2024, long-lived assets with an aggregate carrying value of $6.1 million were written down to their fair value of $3.9 million, resulting in asset impairment charges of $2.2 million. During fiscal year 2023, long-lived assets with an aggregate carrying value of $5.9 million were written down to their fair value of $4.6 million, resulting in asset impairment charges of $1.3 million. The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate fair value because of the short maturity of those assets and liabilities.

6. Property and Equipment

The Company had the following property and equipment balances as of September 30, 2025 and 2024, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2025	2024
Construction in process		n/a		$3,009	5,758
Land		n/a		10,990	6,746
Buildings	16	–	40	65,591	60,556
Land improvements	1	–	24	2,600	2,324
Leasehold and building improvements	1	–	25	192,171	185,045
Fixtures and equipment	5	–	7	173,491	167,060
Computer hardware and software	3	–	5	32,968	30,622
				480,820	458,111
Less accumulated depreciation and amortization				(298,079)	(279,502)
Property and equipment, net				$182,741	178,609

Total costs capitalized for qualifying construction projects of leasehold and building improvements included $0.2 million, $0.4 million and $0.5 million for the years ended September 30, 2025, 2024 and 2023, respectively, related to internal staff compensation. Depreciation expense related to capitalized internal staff compensation was $0.4 million, $0.7 million and $0.7 million for the years ended September 30, 2025, 2024 and 2023, respectively. Capitalized interest costs were $0.3 million for each of the years ended September 30, 2025, 2024 and 2023.

Depreciation and amortization expense for the years ended September 30, 2025, 2024 and 2023 is summarized as follows, dollars in thousands:

	Year ended September 30,
	2025	2024	2023
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$814	737	1,083
Depreciation and amortization expense included in store expenses	28,006	28,341	25,770
Depreciation and amortization expense included in administrative expenses	2,925	1,667	1,607
Depreciation and amortization expense included in pre-opening expenses	69	185	446
Total depreciation and amortization expenses	$31,814	30,930	28,906

7. Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, lease assets, and intangible and other assets subject to amortization, are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the property and equipment and lease assets at the individual store level, and the intangible and other assets subject to amortization at the consolidated entity level. If the carrying value of such assets over their respective remaining lives is not recoverable through projected undiscounted future cash flows, the Company measures the amount of impairment based on either: (i) discounted future cash flows; (ii) an appropriate third-party market appraisal; or (iii) other valuation technique. In performing these analyses, the Company considers factors such as historic and forecasted operating results, trends and future prospects, current market values, significant industry trends, and other economic and regulatory factors.

As of September 30, 2025 and 2024, the Company had property and equipment assets of $182.7 million and $178.6 million, respectively, operating lease assets of $259.6 million and $275.1 million, respectively, finance lease assets of $42.9 million and $40.8 million, respectively, intangible assets subject to amortization of $6.2 million and $7.9 million, respectively, and other assets subject to amortization of $5.1 million and $0.2 million, respectively. In fiscal years 2025, 2024 and 2023, the Company concluded, as a result of its review for potential long-lived asset impairments, that certain long-lived assets were impaired. The Company recorded asset impairments of $0.1 million, $2.2 million and $1.3 million for the years ended September 30, 2025, 2024 and 2023, respectively.

8. Other Assets

Other assets as of September 30, 2025 and 2024, are summarized as follows, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2025	2024
Amortizable other assets:
SaaS implementation costs	3	–	7	$5,150	171
Less accumulated amortization				(7)	(—)
Amortizable other assets, net				5,143	171
Deposits		n/a		180	158
Deferred sublease rents		n/a		127	127
Other		n/a		2	2
Total other assets				$5,452	458

Total internal staff compensation costs capitalized related to SaaS implementations were $0.7 million and less than $0.1 million for the years ended September 30, 2025 and 2024, respectively.

9. Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2025 and 2024, are summarized as follows, dollars in thousands:

	Useful lives			As of September 30,
	(in years)			2025	2024
Amortizable intangible assets:
Internal-use software (1)	1	–	7	$14,969	14,774
Other intangibles (1)	1	–	10	92	92
Amortizable intangible assets				15,061	14,866
Less accumulated amortization				(8,929)	(7,034)
Amortizable intangible assets, net				6,132	7,832
Internal-use software in process (1)				21	50
Trademarks	Indefinite			389	389
Deferred financing costs, net	3	–	5	15	19
Total other intangibles, net				6,557	8,290
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$11,755	13,488

(1) Internal-use software at September 30, 2024 has been reclassified from other intangibles to be consistent with the current year presentation.

Amortization expense was $1.9 million, $1.7 million and $1.5 million for the years ended September 30, 2025, 2024 and 2023, respectively.

Future aggregate amortization expense associated with intangible assets for the fiscal years subsequent to 2025 is estimated to be approximately as follows, dollars in thousands:

Fiscal year	Amortization expense
2026	$1,799
2027	1,642
2028	1,405
2029	1,305
2030	5
Thereafter	12
Total amortization expense	$6,168

Capitalized costs for internal-use software implementation and development were $0.2 million, $1.1 million and $1.1 million for the years ended September 30, 2025, 2024 and 2023, respectively, primarily due to capitalization of costs incurred related to external consultants.

10. Accrued Expenses

The composition of accrued expenses as of September 30, 2025 and 2024 is summarized as follows, dollars in thousands:

	As of September 30,
	2025	2024
Payroll and employee-related expenses	$23,208	21,874
Accrued property, sales and use tax payable	10,028	9,607
Accrued marketing expenses	428	413
Deferred revenue	1,927	1,895
Other	1,645	2,058
Total accrued expenses	$37,236	35,847

11. Debt

Credit Facility

The Company is party to a credit facility originally entered into on January 28, 2016, as subsequently amended, consisting of a revolving loan facility and, prior to its repayment in September 2024, a $35.0 million term loan (the Term Loan and, collectively, the Credit Facility). As of September 30, 2024, the Company had fully repaid all remaining amounts outstanding under the Term Loan. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company. The Credit Facility is secured by a lien on substantially all of the Company’s assets. At September 30, 2025, the aggregate revolving commitment amount available under the Credit Facility was $72.5 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow revolving amounts under the Credit Facility at any time prior to its maturity date without premium or penalty. The aggregate revolving commitment amount will be automatically and permanently reduced by $2.5 million on each anniversary date until the Credit Facility matures on November 16, 2028, unless the Company has previously exercised its option to reduce the aggregate revolving commitments to a lower amount.

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

The Company had no revolving loan amounts outstanding under the Credit Facility as of September 30, 2025 and 2024. The Company had undrawn, issued and outstanding letters of credit of $2.4 million and $2.2 million as of September 30, 2025 and 2024, respectively, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $70.1 million and $72.8 million available for borrowing under the Credit Facility as of September 30, 2025 and 2024, respectively.

As of September 30, 2025 and 2024, the Company was in compliance with all covenants under the Credit Facility.

Lease Obligations

The Company had 25 and 24 leases that were classified as finance leases as of September 30, 2025 and 2024, respectively. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $3.3 million, $4.5 million and $3.6 million for the years ended September 30, 2025, 2024 and 2023, respectively. Interest expense relates primarily to interest on finance lease obligations and the Credit Facility. The Company capitalized interest of $0.3 million for each of the years ended September 30, 2025, 2024 and 2023.

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

The Company subleases certain real estate or portions thereof to third parties. Such subleases have all been classified as operating leases. Remaining sublease terms extend through fiscal year 2031. Although some sublease arrangements provide renewal options, the exercise of sublease renewal options is at the sole discretion of the subtenant. The Company recognizes sublease income on a straight-line basis.

The Company has five operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 15). The leases began at various times, with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases have been approved by our audit committee in accordance with our related party transaction policy. As of September 30, 2025, these leases accounted for $10.1 million of operating lease assets and $10.2 million of operating lease liabilities, of which $0.7 million was current, and are included in the disclosures below. Lease expense is recognized on a straight-line basis and was $1.2 million for each of the years ended September 30, 2025, 2024 and 2023.

The components of total lease cost for the years ended September 30, 2025, 2024 and 2023 were as follows, dollars in thousands:

		Year ended September 30,
Lease cost	Classification	2025	2024	2023
Operating lease cost:
	Cost of goods sold and occupancy costs	$44,340	43,958	43,913
	Store expenses	461	461	319
	Administrative expenses	393	402	327
	Pre-opening expenses	289	420	269
Finance lease cost:
Depreciation of lease assets:	Store expenses	4,284	4,128	3,746
	Pre-opening expenses	69	185	446
Interest on lease liabilities:
	Interest expense, net	2,192	2,052	1,837
	Pre-opening expenses	—	225	482
Short-term lease cost	Store expenses	3,308	3,333	3,071
Variable lease cost	Cost of goods sold and occupancy costs (1)	7,149	6,658	6,429
Sublease income	Store expenses	(443)	(308)	(323)
Total lease cost		$62,042	61,514	60,516

(1) Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the years ended September 30, 2025, 2024 and 2023 was as follows, dollars in thousands:

	Year ended September 30,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,188	45,992	45,661
Operating cash flows from finance leases	2,192	2,277	2,320
Financing cash flows from finance leases	3,825	3,610	2,779
Lease assets obtained in exchange for new lease liabilities:
Operating leases	18,412	22,317	15,274
Finance leases	7,419	(45)	5,724

Additional information related to the Company’s leases as of September 30, 2025 and 2024 was as follows:

	As of September 30,
	2025	2024
Weighted-average remaining lease term (in years):
Operating leases	9.3	9.9
Finance leases	15.1	13.6
Weighted-average discount rate:
Operating leases	4.2%	4.1
Finance leases	5.1%	4.8

During the year ended September 30, 2025, the Company early terminated a lease due to a store relocation, and, as a result, the Company wrote off operating lease assets and liabilities of less than $0.1 million each and recorded a gain of less than $0.1 million. During the years ended September 30, 2024 and 2023, the Company paid $0.3 million and $0.2 million in lease termination costs, respectively, to early terminate the leases associated with stores that closed in prior fiscal years, and, as a result, the Company wrote off $0.4 million and $0.1 million in operating lease assets and $0.6 million and $0.2 million in operating lease liabilities and recorded losses of $0.2 million and $0.1 million during the years ended September 30, 2024 and 2023, respectively.

In addition, during the year ended September 30, 2025, the Company purchased a store’s previously leased land and building. This resulted in reductions of $0.2 million and $1.0 million in operating and finance lease liabilities with the offset to their related lease assets, respectively, and the reclassification of less than $(0.1) million and $(0.1) million of operating and finance lease assets, as adjusted by the reduction of their related lease liabilities, respectively, to property and equipment.

Future lease payments under non-cancellable leases as of September 30, 2025 were as follows, dollars in thousands:

Fiscal year	Operating leases	Finance leases	Total
2026	$47,430	6,270	53,700
2027	46,509	6,508	53,017
2028	43,831	5,421	49,252
2029	39,508	4,273	43,781
2030	34,804	4,290	39,094
Thereafter	132,296	45,304	177,600
Total future undiscounted lease payments	344,378	72,066	416,444
Less imputed interest	(62,080)	(22,345)	(84,425)
Total reported lease liability	282,298	49,721	332,019
Less current portion	(36,495)	(4,061)	(40,556)
Noncurrent lease liability	$245,803	45,660	291,463

The table above excludes $12.8 million of legally binding minimum lease payments for leases that had been executed as of September 30, 2025 but whose terms had not yet commenced.

Future minimum rental commitments and sublease rental income under the terms of the Company’s operating and finance leases were as follows as of September 30, 2025, dollars in thousands:

Fiscal year	Third parties	Related parties	Sublease rental income	Total leases
2026	$52,483	1,217	(462)	53,238
2027	51,851	1,166	(362)	52,655
2028	48,074	1,178	(258)	48,994
2029	42,591	1,190	(222)	43,559
2030	37,900	1,194	(114)	38,980
Thereafter	169,753	7,847	(14)	177,586
Total payments	$402,652	13,792	(1,432)	415,012

Total rent expense, including common area expenses and warehouse rent, totaled $60.3 million, $58.4 million and $58.4 million for the years ended September 30, 2025, 2024 and 2023, respectively. In addition, $0.3 million, $0.4 million and $0.3 million is included in pre-opening expense associated with rent expense for stores prior to their opening date for the years ended September 30, 2025, 2024 and 2023, respectively.

13. Share-Based Compensation

The Company adopted the 2012 Omnibus Incentive Plan (as amended, the Plan) on July 17, 2012. Restricted stock unit awards granted pursuant to the Plan, if they vest, are settled in new shares of the Company’s common stock or shares of common stock held in treasury. At the adoption of the Plan, there were 1,090,151 shares of common stock available for issuance or delivery under the Plan. In March 2019, the Company’s stockholders approved a proposal to amend the Plan to: (i) increase the number of shares of common stock reserved for issuance thereunder by 600,000 shares and (ii) extend its term by five years. In March 2024, the Company’s stockholders approved a proposal to amend the Plan to: (i) increase the number of shares of common stock reserved for issuance thereunder by 600,000 shares and (ii) extend its term by five years. As of September 30, 2025, 452,390 shares of common stock remain available for grants under the Plan. The Plan provides for awards of options, stock appreciation rights, stock grants, restricted stock units, other share-based awards and cash-based incentive awards to officers, members of the Board, certain employees who are not named executive officers and consultants. As of September 30, 2025, restricted stock units had been granted under the Plan, at no out-of-pocket cost to officers, Board members and key employees. These restricted stock units generally vest, subject to requisite service requirements, annually in installments over a five-year period or in full following a three-year or five-year period. The award recipients are not entitled to cash dividends or to vote with regard to non-vested restricted stock units, and the units are subject to forfeiture during the vesting period. Restricted stock units are granted at the market price of the Company’s stock on the date of grant and are expensed on a straight-line basis over the vesting period.

The shares of non-vested restricted stock units as of September 30, 2025 and 2024 were as follows:

	Shares	Weighted average grant date fair value
Non-vested as of September 30, 2023	414,950	$11.28
Granted	151,544	13.38
Forfeited	(20,392)	11.65
Vested	(208,152)	12.37
Non-vested as of September 30, 2024	337,950	12.19
Granted	331,896	28.85
Forfeited	(16,934)	13.97
Vested	(97,858)	17.83
Non-vested as of September 30, 2025	555,054	21.75

During the years ended September 30, 2025 and 2024, the Company accelerated the vesting of certain restricted stock units upon the retirement of the Company’s former Chief Financial Officer and for two grantees, making them fully vested, resulting in incremental share-based compensation expense of $0.5 million and $0.4 million, respectively.

In addition, during the year ended September 30, 2025, the Company awarded fully vested stock grants totaling 2,400 shares of the Company’s common stock to 24 employees who were not named executive officers.

Share-based compensation expense for restricted stock unit awards to certain employees who are not named executive officers was $2.0 million, $2.1 million and $0.9 million for the years ended September 30, 2025, 2024 and 2023, respectively. Share-based compensation expense for restricted stock unit awards to named executive officers was $1.7 million, $0.5 million and $0.3 million for the years ended September 30, 2025, 2024 and 2023, respectively.

Each independent member of the Board receives an annual grant of restricted stock units equal to $60,000 (based on the closing price of common stock on the New York Stock Exchange on the date of grant). Such grants are made each year on the date of the Company’s annual meeting of stockholders, or on a pro rata basis in the case of a mid-year appointment. Share-based compensation expense for the Company’s awards to its Board members was $0.2 million for each of the years ended September 30, 2025, 2024 and 2023.

The Company recorded total share-based compensation expense before income taxes of $4.0 million, $2.8 million and $1.4 million for the years ended September 30, 2025, 2024 and 2023, respectively. The share-based compensation expense is included in cost of goods sold and occupancy costs, store expenses or administrative expenses in the consolidated statements of income consistent with the manner in which the applicable officer, Board member or key employee’s compensation expense is presented. The Company realized a tax benefit from share-based compensation of $0.5 million, $0.6 million and less than $0.1 million for the years ended September 30, 2025, 2024 and 2023, respectively.

As of September 30, 2025, there was $7.5 million of unrecognized share-based compensation expense related to non-vested restricted stock units, net of estimated forfeitures, which the Company anticipates will be recognized over a weighted average period of approximately 2.3 years.

14. Stockholders’ Equity

As of September 30, 2025, the Company had 50,000,000 shares of common stock authorized, of which 22,954,712 shares were issued and outstanding, as well as 10,000,000 shares of preferred common stock authorized, of which none was issued and outstanding.

Share Repurchases

In May 2016, the Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. The Board subsequently extended the share repurchase program – most recently in May 2024 – and the current program will terminate on May 31, 2026. Repurchases under the Company’s share repurchase program may be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice. Between October 1, 2025 and December 8, 2025 (the latest practical date for making the determination), the Company has not repurchased any additional shares of the Company’s common stock. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million.

The following table summarizes share repurchase activity for the years ended September 30, 2025, 2024 and 2023, dollars in thousands, except average price per common share acquired:

	Year Ended September 30,
	2025	2024	2023
Number of common shares acquired	—	—	17,998
Average price per common share acquired (including commissions)	$—	—	10.07
Total cost of common shares acquired	$—	—	181

During fiscal years 2024 and 2023, the Company reissued 6,497 and 11,501 treasury shares, respectively, each at a cost of $0.1 million, to satisfy the issuance of common stock pursuant to the vesting of certain restricted stock unit awards and the award of stock grants. At September 30, 2025 and 2024, the Company held no shares in treasury.

Dividends

The Company paid a quarterly cash dividend of $0.12, $0.10, and $0.10 per share of common stock in each quarter of fiscal years 2025, 2024 and 2023, respectively, and a special cash dividend of $1.00 per share of common stock in the first quarter of fiscal year 2024.

15. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases (see Note 12) with Chalet. Chalet is owned by the Company’s four non-independent Board members, Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.9 million for each of the years ended September 30, 2025, 2024 and 2023.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 12) with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.3 million for each of the years ended September 30, 2025, 2024 and 2023.

FTVC LLC: The Company has one operating lease (see Note 12) with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the years ended September 30, 2025, 2024 and 2023.

16. Income Taxes

The following are the components of the provision for income taxes for the years ended September 30, 2025, 2024 and 2023, respectively, dollars in thousands:

	Year ended September 30,
	2025	2024	2023
Current federal income tax expense	$12,575	10,413	5,291
Current state income tax expense	2,516	2,408	1,311
Total current income tax expense	15,091	12,821	6,602

Deferred federal income tax benefit	(2,246)	(3,283)	(1,334)
Deferred state income tax benefit	(362)	(672)	(141)
Total deferred income tax benefit	(2,608)	(3,955)	(1,475)

Total provision for income taxes	$12,483	8,866	5,127

The differences between the United States federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Year ended September 30,
	2025	2024	2023
Statutory tax rate	21.0%	21.0	21.0
State income taxes, net of federal income tax expense	2.9	2.9	3.1
Enhanced food deduction	(1.3)	(1.9)	(3.1)
Deferred tax liability adjustment	0.3	0.8	—
Other, net	(1.7)	(2.1)	(2.9)
Effective tax rate	21.2%	20.7	18.1

Deferred taxes have been classified on the consolidated balance sheets as follows, dollars in thousands:

	As of September 30,
	2025	2024
Long-term assets	$—	—
Long-term liabilities	(7,863)	(10,471)
Net deferred tax liabilities	$(7,863)	(10,471)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows, dollars in thousands:

	As of September 30,
	2025	2024
Deferred tax assets:
Trademarks	$563	562
Finance lease liabilities	12,132	11,511
Operating lease liabilities	68,881	73,037
Research and experimental expenditures	855	955
Accrued paid time off	802	768
Equity compensation (1)	983	509
Other (1)	791	435
Gross deferred tax assets	85,007	87,777

Deferred tax liabilities:
Property and equipment	(15,790)	(17,796)
Finance lease assets	(10,461)	(9,944)
Operating lease assets	(63,442)	(67,426)
Leasehold improvements	(1,906)	(1,919)
Prepaid expenses (1)	(503)	(635)
Goodwill (1)	(737)	(523)
Other (1)	(31)	(5)
Gross deferred tax liabilities	(92,870)	(98,248)
Net deferred tax liabilities	$(7,863)	(10,471)

(1) Equity compensation, prepaid expenses and goodwill at September 30, 2024 have been reclassified from other to be consistent with the current period presentation.

The Company believes that it is more likely than not that it will fully realize all deferred tax assets in the form of future deductions based on the nature of the deductible temporary differences and expected future taxable income.

The Company did not utilize any federal income tax loss or tax credit carryforwards for the years ended September 30, 2025, 2024 and 2023. The Company did not utilize any tax effected state income tax loss carryforwards for the years ended September 30, 2025, 2024 and 2023.

The Company did not have any uncertain tax positions as of September 30, 2025 and 2024.

The Company files income tax returns with federal, state and local tax authorities. With limited exceptions, the Company is no longer subject to federal income tax examinations for fiscal years 2021 and prior and is no longer subject to state and local income tax examinations for fiscal years 2020 and prior.

17. Defined Contribution Plan

The Company has a defined contribution retirement plan (the Retirement Plan) covering substantially all employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Employees may defer up to the annual maximum limit prescribed by the Code. The Company, on a discretionary basis, may match up to 25% of participant contributions up to a maximum annual employer match of $2,500. As of September 30, 2025, the Company had accrued $1.1 million for matching contributions to be paid out after the plan year ending December 31, 2025. Subsequent to plan years ended December 31, 2024 and 2023, the Company funded matching contributions to participants’ accounts of $1.4 million and $1.3 million, respectively.

18. Segment Reporting

The Company has one operating segment, and therefore, a single reportable segment: natural and organic retail stores. This segment derives all of its revenue from the sale of grocery, dietary supplements, body care and other products at the Company’s stores located in the United States. The accounting policies of this segment are the same as those described in the Company's summary of significant accounting policies. The Company's chief operating decision maker (CODM) is its Co-President and Chairman of the Board. The CODM uses the segment's net income to assess performance against budget, make key operating decisions, and allocate capital resources, including the rate at which to invest in new or relocated stores. The measure of the segment’s assets is reported on the consolidated balance sheet as total assets and its depreciation and amortization expense is reported in Note 6, Property and Equipment.

The following table represents the significant categories and amounts that are regularly reviewed by the CODM and included in the segment's net income, dollars in thousands:

	Year ended September 30,
	2025	2024	2023
Net sales	$1,330,836	1,241,585	1,140,568
Less:
Cost of goods sold and occupancy costs	932,959	876,775	813,637
Direct operating costs	316,661	296,385	274,167
Pre-opening expenses	1,043	1,722	2,007
Other segment items (1)	18,183	19,726	19,088
Interest expense, net	3,063	4,176	3,299
Provision for income taxes	12,483	8,866	5,127
Net income	$46,444	33,935	23,243

(1) Other segment items include other general and administrative expenses, selling expenses, asset impairment and disposal net losses, amortization expense, store closure costs, sublease income, and other miscellaneous income and expense.

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

20. Subsequent Events

On November 19, 2025, the Board approved the payment of a quarterly cash dividend of $0.15 per share of common stock, which was paid on December 10, 2025 to stockholders of record as of the close of business on December 1, 2025.

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

We have assessed the effectiveness of our internal control over financial reporting as of September 30, 2025 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment of the design and related testing of the internal control over financial reporting, management concluded that, as of September 30, 2025, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting. KPMG LLP’s attestation report is included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information provided under the headings “Executive Officers and Directors,” “Corporate Governance,” “Insider Trading Policy” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement on Schedule 14A for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2025 (the 2026 Proxy Statement). We have adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, including our principal executive, financial and accounting officers, employees, consultants and contractors. Our Code of Ethics is publicly available on our website at www.naturalgrocers.com and we will post any amendments to, or waivers from, a provision of this Code of Ethics by posting such information on our website, at the address specified above.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information in the 2026 Proxy Statement under the headings “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2026 Proxy Statement under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2026 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

Our independent registered accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185. The information required by this item is incorporated by reference to the information in the 2026 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements: See Part II, Item 8 of this Form 10-K.

2.

Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	Form S-1	333-182186	3.1	July 5, 2012
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form 8-K	001-35608	3.1	March 11, 2025
3.3	Amended and Restated Bylaws	Form S-1	333-182186	3.2	July 5, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Common Stock Certificate	Form S-1	333-182186	4.2	July 20, 2012
4.3	Form of Notice of Grant of Stock Unit Award	Form S-8	333-182886	4.2	July 27, 2012
4.4	Form of Registration Rights Agreement	Form S-1	333-182186	4.3	July 5, 2012
4.5	Form of Notice of Stock Grant Award	Form 10-K	001-35608	4.5	December 5, 2019
4.6	Description of Capital Stock	Form 10-K	001-35608	4.6	December 5, 2019
10.1	Second Amended and Restated Employment Agreement by and between Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc. and Sandra M. Buffa, dated June 26, 2012*	Form 10-Q	001-35608	10.1	January 29, 2015
10.2	Natural Grocers by Vitamin Cottage, Inc. 2012 Omnibus Incentive Plan, as amended*	Form 8-K	001-35608	10.1	March 12, 2024
10.3	Summary of Compensation Arrangements for Non-Employee Directors*	Form 10-K	001-35608	10.3	December 7, 2023
10.4	Form of Indemnification Agreement*	Form S-1	333-182186	10.18	June 29, 2012
10.5	Shopping Center Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated January 1, 2010	Form S-1	333-182186	10.19	June 29, 2012
10.6	Ground lease by and between 3801 East Second Avenue, LLC and Vitamin Cottage Natural Food Markets, Inc., dated March 1, 2001	Form S-1	333-182186	10.20	June 29, 2012
10.7	Commercial Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated June 1, 2006	Form S-1	333-182186	10.21	June 29, 2012
10.8	Lease by and between Chalet Properties, LLC and Boulder Vitamin Cottage Group, LLC, dated July 1, 2011	Form S-1	333-182186	10.24	June 29, 2012
10.9	Lease by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.25	June 29, 2012
10.10	Lease by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc., dated February 29, 2012	Form S-1	333-182186	10.26	June 29, 2012
10.11	Building Lease by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc., dated December 8, 2010	Form S-1	333-182186	10.27	June 29, 2012
10.12	Form of Stockholders Agreement, by, between and among Natural Grocers by Vitamin Cottage, Inc. and the stockholders to be named therein	Form S-1	333-182186	10.32	July 12, 2012

10.13	Credit Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.39	January 28, 2016
10.14	Security and Pledge Agreement dated as of January 28, 2016 by and among Vitamin Cottage Natural Food Markets, Inc., Natural Grocers by Vitamin Cottage, Inc., Vitamin Cottage Two Ltd. Liability Company, the other Obligors thereunder and Bank of America, N.A.	Form 10-Q	001-35608	10.40	January 28, 2016
10.15	First Amendment to Credit Agreement dated as of May 10, 2016, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer	Form 10-Q	001-35608	10.42	July 28, 2016
10.16	Incentive Compensation Program*	Form 10-Q	001-35608	10.43	February 2, 2017
10.17	Second Amendment to Credit Agreement dated as of September 6, 2017, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 10-K	001-35608	10.44	December 7, 2017
10.18	Autoborrow Agreement dated as of September 6, 2017, by and between Vitamin Cottage Natural Food Markets, Inc. and Bank of America, N.A.	Form 10-K	001-35608	10.45	December 7, 2017
10.19	Employment offer letter to Todd Dissinger dated December 5, 2017*	Form 10-Q	001-35608	10.46	February 1, 2018
10.20	Notice of Grant of Stock Unit Award to Todd Dissinger dated January 2, 2018*	Form 10-Q	001-35608	10.47	February 1, 2018
10.21	First Amendment to Lease dated as of July 31, 2019 by and between Chalet Properties, Austin, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.49	August 1, 2019
10.22	Third Amendment to Credit Agreement dated as of November 13, 2019, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 10-K	001-35608	10.51	December 5, 2019
10.23	Amended and Restated Lease, dated August 3, 2020, between Chalet Properties of Pueblo, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.1	August 6, 2020
10.24	Fourth Amendment to Credit Agreement dated as of November 18, 2020, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 8-K	001-35608	10.1	November 24, 2020
10.25	Fifth Amendment to Credit Agreement dated as of September 16, 2021, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender	Form 8-K	001-35608	10.1	September 16, 2021
10.26	Lease, dated May 4, 2022, between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10‑Q	001-35608	10.1	May 5, 2022
10.27	Sixth Amendment to Credit Agreement dated as of December 15, 2022, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the lenders party, and Bank of America, N.A as Administrative Agent, L/C Issuer and Swing Line Lender	Form 8-K	001-35608	10.1	December 21, 2022

10.28	First Amendment to Lease, dated May 3, 2023, by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.1	May 4, 2023
10.29	Amendment to Commercial Lease, dated May 3, 2023, by and between Chalet Properties, LLC and Vitamin Cottage Natural Food Markets, Inc.	Form 10-Q	001-35608	10.2	May 4, 2023
10.30#	Amended and Restated Customer Distribution Agreement, dated August 23, 2023, between Vitamin Cottage Natural Food Markets, Inc. and United Natural Foods, Inc.	Form 10-K	001-35608	10.37	December 7, 2023
10.31	Seventh Amendment to Credit Agreement dated as of November 16, 2023, by and among Vitamin Cottage Natural Food Markets, Inc., the Guarantors party thereto, the lenders party thereto, and Bank of America, N.A. as Administrative Agent, L/C Issuer and Swing Line Lender.	Form 8-K	001-35608	10.1	November 22, 2023
10.32	Employment Offer Letter to Richard Hallé dated October 31, 2024*	Form 8-K	001-35608	10.1	November 6, 2024
10.33	Notice of Grant of Stock Unit Award to Richard Hallé*	Form 8-K	001-35608	10.2	November 6, 2024
10.34	Shopping Center Lease, by and between Chalet Properties of Pueblo, L.L.C. and Vitamin Cottage Natural Food Markets, Inc., dated May 7, 2025	Form 10-Q	001-35608	10.1	May 8, 2025
10.35	First Amendment to Lease, by and between Isely Family Land Trust, LLC and Vitamin Cottage Natural Food Markets, Inc., dated May 7, 2025	Form 10-Q	001-35608	10.2	May 8, 2025
14.1	Code of Ethics	Form 10-K	001-35608	14	December 13, 2012
19.1	Insider Trading Policy	Form 10-K	001-35608	19.1	December 12, 2024
21.1	List of subsidiaries	Form 10-K	001-35608	21.1	December 13, 2012
23.1	Consent of KPMG LLP	—	—	—	—
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—		—
31.3	Certification of Todd Dissinger, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002	—	—	—	—
32.1	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	—	—	—	—
97.1	Incentive Compensation Recoupment Policy	Form 10-K	001-35608	97	December 7, 2023
101	The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 11, 2025.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely
Chairman of the Board and Co-President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEMPER ISELY	Chairman of the Board and Co-President	December 11, 2025
Kemper Isely	(Principal Executive Officer)

/s/ ZEPHYR ISELY	Director and Co-President	December 11, 2025
Zephyr Isely	(Principal Executive Officer)

/s/ RICHARD HALLÉ	Chief Financial Officer	December 11, 2025
Richard Hallé	(Principal Financial and Accounting Officer)

/s/ ELIZABETH ISELY	Director	December 11, 2025
Elizabeth Isely

/s/ HEATHER ISELY	Director	December 11, 2025
Heather Isely

/s/ SANDRA BUFFA	Director	December 11, 2025
Sandra Buffa

/s/ EDWARD CERKOVNIK	Director	December 11, 2025
Edward Cerkovnik

/s/ DAVID ROONEY	Director	December 11, 2025
David Rooney