Form 10-Q
period 2025-12-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2026-02-05
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 2, 2026 was 23,033,093.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2025

Except where the context otherwise requires or where otherwise indicated: (i) all references herein to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Natural Grocers’’ and the “Company’’ refer collectively to Natural Grocers by Vitamin Cottage, Inc. and its consolidated subsidiaries and (ii) all references to “fiscal year” refer to a year beginning on October 1 of the previous year and ending on September 30 of such year (for example, “fiscal year 2026” refers to the year from October 1, 2025 to September 30, 2026).

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, national, regional or local political, economic, inflationary, disinflationary, recessionary, business, interest rate, labor market, competitive, market, regulatory, trade policy, supply chain and other factors, many of which are beyond our control. We believe that these factors include those referenced in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	December 31, 2025	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$23,210	17,116
Accounts receivable, net	9,950	11,966
Merchandise inventory	127,886	132,968
Prepaid expenses and other current assets	5,762	6,025
Total current assets	166,808	168,075
Property and equipment, net	189,525	182,741
Other assets:
Operating lease assets, net	254,460	259,586
Finance lease assets, net	40,927	42,895
Other assets	5,516	5,452
Goodwill and other intangible assets, net	11,320	11,755
Total other assets	312,223	319,688
Total assets	$668,556	670,504

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83,955	80,991
Accrued expenses	31,734	37,236
Operating lease obligations, current portion	36,628	36,495
Finance lease obligations, current portion	4,070	4,061
Total current liabilities	156,387	158,783
Long-term liabilities:
Operating lease obligations, net of current portion	240,632	245,803
Finance lease obligations, net of current portion	43,617	45,660
Deferred income tax liabilities, net	7,909	7,863
Total long-term liabilities	292,158	299,326
Total liabilities	448,545	458,109
Commitments (Notes 7 and 15)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 23,033,093 and 22,954,712 shares issued and outstanding at December 31, 2025 and September 30, 2025, respectively	23	23
Additional paid-in capital	62,770	63,033
Retained earnings	157,218	149,339
Total stockholders’ equity	220,011	212,395
Total liabilities and stockholders’ equity	$668,556	670,504

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,
	2025	2024
Net sales	$335,579	330,221
Cost of goods sold and occupancy costs	236,720	231,397
Gross profit	98,859	98,824
Store expenses	73,009	73,526
Administrative expenses	10,835	11,514
Pre-opening expenses	368	436
Operating income	14,647	13,348
Interest expense, net	(713)	(923)
Income before income taxes	13,934	12,425
Provision for income taxes	(2,600)	(2,487)
Net income	$11,334	9,938

Net income per share of common stock:
Basic	$0.49	0.43
Diluted	$0.49	0.43
Weighted average number of shares of common stock outstanding:
Basic	23,008,337	22,903,569
Diluted	23,250,050	23,168,064

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended December 31,
	2025	2024
Operating activities:
Net income	$11,334	9,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,973	7,950
Loss on impairment of long-lived assets and store closing costs	21	50
(Gain) loss on disposal of property and equipment	(13)	15
Share-based compensation	857	1,435
Deferred income tax expense (benefit)	46	(742)
Non-cash interest expense	1	1
Other	3	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	2,082	144
Merchandise inventory	5,082	(1,148)
Prepaid expenses and other assets	(408)	(570)
Income tax receivable	604	—
Operating lease assets	8,579	8,409
(Decrease) increase in:
Operating lease liabilities	(8,548)	(8,543)
Accounts payable	(977)	(12,970)
Accrued expenses	(5,502)	(1,287)
Net cash provided by operating activities	21,134	2,682
Investing activities:
Acquisition of property and equipment	(9,572)	(9,618)
Acquisition of other intangibles	(29)	(60)
Proceeds from sale of property and equipment	—	25
Proceeds from property insurance settlements	22	236
Net cash used in investing activities	(9,579)	(9,417)
Financing activities:
Borrowings under revolving loans	161,500	157,000
Repayments under revolving loans	(161,500)	(148,100)
Finance lease obligation payments	(886)	(969)
Dividends to shareholders	(3,455)	(2,749)
Payments on withholding tax for restricted stock unit vesting	(1,120)	(1,002)
Net cash (used in) provided by financing activities	(5,461)	4,180
Net increase (decrease) in cash and cash equivalents	6,094	(2,555)
Cash and cash equivalents, beginning of period	17,116	8,871
Cash and cash equivalents, end of period	$23,210	6,316
Supplemental disclosures of cash flow information:
Cash paid for interest	$214	308
Cash paid for interest on finance lease obligations, net of capitalized interest of $112 and $46, respectively	460	496
Income taxes paid	7	163
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$6,318	3,828
Acquisition of other intangibles not yet paid	7	27
Lease assets obtained in exchange for new operating lease obligations	3,894	1,612
Lease assets obtained in exchange for new finance lease obligations	(32)	—

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2025 and 2024

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –
	$0.001 par value		Additional		Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	stockholders’ equity
Balances September 30, 2025	22,954,712	$23	$63,033	$149,339	$212,395
Net income	—	—	—	11,334	11,334
Share-based compensation	—	—	(263)	—	(263)
Issuance of common stock	78,381	—	—	—	—
Cash dividend	—	—	—	(3,455)	(3,455)
Balances December 31, 2025	23,033,093	$23	$62,770	$157,218	$220,011

	Common stock –
	$0.001 par value		Additional		Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	stockholders’ equity
Balances September 30, 2024	22,888,540	$23	$60,327	$113,904	$174,254
Net income	—	—	—	9,938	9,938
Share-based compensation	—	—	433	—	433
Issuance of common stock	42,686	—	—	—	—
Cash dividends	—	—	—	(2,749)	(2,749)
Balances December 31, 2024	22,931,226	$23	$60,760	$121,093	$181,876

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

December 31, 2025 and 2024

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, dietary supplements and body care products. The Company operated 168 and 169 stores as of December 31, 2025 and September 30, 2025, respectively, in 21 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Improvements to Reportable Segment Disclosures,” ASC Topic 280, “Segment Reporting” (ASU 2023-07). The ASU 2023-07 provisions require enhanced disclosures primarily about significant segment expenses. In addition, the provisions enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The Company adopted ASU 2023-07 effective for the year ended September 30, 2025 by updating its single reportable segment disclosures, but there was no other impact on the Company’s consolidated financial statements upon adoption.

In March 2023, the FASB issued ASU 2023-01, “Common Control Arrangements,” Accounting Standards Codification (ASC) Topic 842, “Leases” (ASU 2023-01). Issue 1, Terms and Conditions to Be Considered, of ASU 2023-01 is not applicable to public entities. Issue 2, Accounting for Leasehold Improvements, of ASU 2023-01 requires leasehold improvements associated with common control leases to be amortized over the useful life of the improvements and certain disclosures when the useful life of leasehold improvements to the common control group exceeds the related lease term. The provisions of ASU 2023-01, Issue 2, were effective for the Company’s first quarter of the year ended September 30, 2025. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, “Narrow-Scope Improvements,” ASC Topic 270, “Interim Reporting” (ASU 2025-11). The ASU 2025-11 provisions provide guidance to enhance the clarity and consistency of the content and format of interim financial statements, without changing the fundamental requirements. The ASU 2025-11 update clarifies the applicability of interim reporting guidance, provides a comprehensive list of required disclosures, and introduces a principle for reporting material post-fiscal year events. The provisions of ASU 2025-11 will be effective for the Company’s first quarter of the year ending September 30, 2029. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

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

The balance of contract liabilities related to unredeemed gift cards was $1.8 million and $1.6 million as of December 31, 2025 and September 30, 2025, respectively. Revenue for the three months ended December 31, 2025 and 2024 includes $0.4 million and $0.5 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2025 and 2024, respectively.

Rewards program points are accrued as deferred revenue at the retail value per point, net of estimated breakage based on historical redemption rates experienced within the rewards program. Rewards points are forfeited at the end of each calendar year.

The following table disaggregates the Company’s revenue by product category for the three months ended December 31, 2025 and 2024, dollars in thousands and as a percentage of net sales:

	Three months ended December 31,
	2025		2024
Grocery	$243,836	73%	236,624	72%
Dietary supplements	60,714	18	61,531	18
Body care, pet care and other	31,029	9	32,066	10
	$335,579	100%	330,221	100%

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

The following table presents the Company’s basic and diluted EPS for the three months ended December 31, 2025 and 2024, dollars in thousands, except per share data:

	Three months ended December 31,
	2025	2024
Net income	$11,334	9,938

Weighted average number of shares of common stock outstanding	23,008,337	22,903,569
Effect of dilutive securities	241,713	264,495
Weighted average number of shares of common stock outstanding including effect of dilutive securities	23,250,050	23,168,064

Basic earnings per share	$0.49	0.43
Diluted earnings per share	$0.49	0.43

There were 99,039 and 186,672 non-vested RSUs for the three months ended December 31, 2025 and 2024, respectively, excluded from the calculation of diluted EPS as they were antidilutive.

5. Debt

Credit Facility

The Company is party to a credit facility originally entered into on January 28, 2016, as subsequently amended, consisting of a revolving loan facility and, prior to its repayment in September 2024, a $35.0 million term loan (the Term Loan, and, collectively, the Credit Facility). As of September 30, 2024, the Company had fully repaid all remaining amounts outstanding under the Term Loan. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company. The Credit Facility is secured by a lien on substantially all of the Company’s assets. At December 31, 2025, the aggregate revolving commitment amount available under the Credit Facility was $70.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow revolving amounts under the Credit Facility at any time prior to its maturity date without premium or penalty. The aggregate revolving commitment amount is automatically and permanently reduced by $2.5 million on each anniversary date until the Credit Facility matures on November 16, 2028, unless the Company has previously exercised its option to reduce the aggregate revolving commitments to a lower amount.

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

On November 16, 2023, the Company amended the Credit Facility to: (i) increase its aggregate revolving commitments from $50.0 million to $75.0 million; (ii) extend the maturity date of the revolving commitments under the Credit Facility to November 16, 2028; and (iii) increase the Company’s restricted payment capacity by $2.5 million, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $15.0 million during any fiscal year.

The Company had no revolving loan amounts outstanding under the Credit Facility as of December 31, 2025 and September 30, 2025. The Company had undrawn, issued and outstanding letters of credit of $2.4 million as of December 31, 2025 and September 30, 2025, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $67.6 million and $70.1 million available for borrowing under the Credit Facility as of December 31, 2025 and September 30, 2025, respectively.

As of December 31, 2025 and September 30, 2025, the Company was in compliance with all covenants under the Credit Facility.

Lease Obligations

The Company had 24 and 25 leases that were classified as finance leases as of December 31, 2025 and September 30, 2025, respectively. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $0.8 million and $1.0 million for the three months ended December 31, 2025 and 2024, respectively. Interest expense relates primarily to interest on finance lease obligations and the Credit Facility. The Company capitalized interest of $0.1 million and less than $0.1 million for the three months ended December 31, 2025 and 2024, respectively.

6. Stockholders’ Equity

Share Repurchases

In May 2016, the Board of Directors (the Board) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. The Board subsequently extended the share repurchase program – most recently in May 2024 – and the current authorization will terminate on May 31, 2026. Repurchases under the Company’s share repurchase program may be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million.

The Company did not repurchase any shares of common stock during each of the three months ended December 31, 2025 and 2024. At December 31, 2025 and September 30, 2025, the Company held no shares in treasury.

Dividends

The Company paid a quarterly cash dividend of $0.15 and $0.12 per share of common stock in the first quarters of fiscal years 2026 and 2025, respectively.

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

The Company has five operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 13). The leases began at various times, with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases have been approved by our audit committee in accordance with our related party transaction policy. As of December 31, 2025, these leases accounted for $9.8 million of operating lease assets and $10.1 million of operating lease liabilities, of which $0.7 million was current, and are included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for each of the three months ended December 31, 2025 and 2024.

The components of total lease cost for the three months ended December 31, 2025 and 2024 were as follows, dollars in thousands:

		Three months ended
		December 31,
Lease cost	Classification	2025	2024
Operating lease cost:
	Cost of goods sold and occupancy costs	$11,109	10,965
	Store expenses	115	115
	Administrative expenses	98	98
	Pre-opening expenses	174	163
Finance lease cost:
Depreciation of lease assets:
	Store expenses	1,026	1,078
	Pre-opening expenses	67	—
Interest on lease liabilities:
	Interest expense, net	573	542
Short-term lease cost	Store expenses	840	794
Variable lease cost	Cost of goods sold and occupancy costs (1)	1,656	1,621
Sublease income	Store expenses	(114)	(103)
Total lease cost		$15,544	15,273

(1) Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three months ended December 31, 2025 and 2024 was as follows, dollars in thousands:

	Three months ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,467	11,476
Operating cash flows from finance leases	572	542
Financing cash flows from finance leases	886	969
Lease assets obtained in exchange for new lease liabilities:
Operating leases	3,894	1,612
Finance leases	(32)	—

Additional information related to the Company’s leases as of December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years):
Operating leases	9.3	9.7
Finance leases	15.2	13.5
Weighted-average discount rate:
Operating leases	4.3%	4.1
Finance leases	4.9%	4.8

During the three months ended December 31, 2025, the Company purchased a store’s previously leased land and building. This resulted in reductions of $0.5 million and $1.1 million in operating and finance lease liabilities with the offset to their related lease assets, respectively, and the reclassification of less than $(0.1) million and $(0.3) million of operating and finance lease assets, as adjusted by the reduction of their related liabilities, respectively, to property and equipment. During the three months ended December 31, 2024, the Company incurred impairment charges related to operating lease assets of less than $0.1 million associated with an early store relocation and a store closure. In addition, during the three months ended December 31, 2024, the Company early terminated a lease due to a store relocation, and, as a result, the Company wrote off operating lease assets and liabilities of less than $0.1 million each and recorded a gain of less than $0.1 million.

Future lease payments under non-cancellable leases as of December 31, 2025 were as follows, dollars in thousands:

Fiscal year	Operating leases	Finance leases	Total
Remainder of 2026	$35,525	4,587	40,112
2027	46,870	6,312	53,182
2028	44,193	5,225	49,418
2029	39,870	4,064	43,934
2030	35,166	4,079	39,245
Thereafter	137,285	44,661	181,946
Total future undiscounted lease payments	338,909	68,928	407,837
Less imputed interest	(61,649)	(21,241)	(82,890)
Total reported lease liability	277,260	47,687	324,947
Less current portion.	(36,628)	(4,070)	(40,698)
Noncurrent lease liability	$240,632	43,617	284,249

The table above excludes $11.0 million of legally binding minimum lease payments for leases that had been executed as of December 31, 2025 but whose terms had not yet commenced.

The Company leases a certain portion of real estate to a third party. The lease has been classified as an operating lease and the remaining lease term extends through fiscal year 2031. The lease provides for renewal options, with the exercise of lease renewal options at the sole discretion of the tenant. The Company recognizes the fixed operating lease income on a straight-line basis and the variable operating lease income, such as reimbursed maintenance, taxes, and insurance, when earned. The Company has elected to account for the lease and non-lease components as a single lease component.

The future undiscounted lease collections as of December 31, 2025 were as follows, dollars in thousands:

Fiscal year	Operating lease
Remainder of 2026	$61
2027	82
2028	84
2029	86
2030	87
Thereafter	15
Total future undiscounted lease collections	$415

The total lease income for the three months ended December 31, 2025 and 2024 were as follows, dollars in thousands:

		Three months ended
		December 31,
Lease income	Classification	2025	2024
Operating	Administrative expenses	$13	—

8. Property and Equipment

The Company had the following property and equipment balances as of December 31, 2025 and September 30, 2025, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2025	September 30, 2025
Property and equipment, net – held and used:
Construction in process	n/a			$8,043	3,009
Land	n/a			11,474	10,990
Buildings	16	-	40	70,401	65,591
Land improvements	1	-	24	2,832	2,600
Leasehold and building improvements	1	-	25	189,709	192,171
Fixtures and equipment	5	-	7	173,564	173,491
Computer hardware and software	3	-	5	33,000	32,968
				489,023	480,820
Less accumulated depreciation and amortization				(300,320)	(298,079)
Property and equipment, net – held and used				188,703	182,741

Property and equipment, net – held for lease:
Land	n/a			98	—
Buildings	30			976	—
				1,074	—
Less accumulated depreciation and amortization				(252)	—
Property and equipment, net – held for lease				822	—
Total property and equipment, net				$189,525	182,741

Depreciation and amortization expense for the three months ended December 31, 2025 and 2024 is summarized as follows, dollars in thousands:

	Three months ended December 31,
	2025	2024
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$216	196
Depreciation and amortization expense included in store expenses	6,860	7,336
Depreciation and amortization expense included in administrative expenses	830	418
Depreciation and amortization expense included in pre-opening expenses	67	—
Total depreciation and amortization expense	$7,973	7,950

9. Other Assets

Other assets as of December 31, 2025 and September 30, 2025, are summarized as follows, dollars in thousands:

				As of
	Useful lives			December 31,	September 30,
	(in years)			2025	2025
Amortizable other assets:
Software hosting arrangement (SaaS) implementation costs	3	-	7	$5,227	5,150
Less accumulated amortization				(10)	(7)
Amortizable other assets, net				5,217	5,143
Deposits	n/a			180	180
Deferred lease and sublease income, net	n/a			117	127
Other	n/a			2	2
Total other assets				$5,516	5,452

10. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of December 31, 2025 and September 30, 2025, dollars in thousands:

				As of
	Useful lives (in years)			December 31, 2025	September 30, 2025
Amortizable intangible assets:
Internal-use software	1	-	7	$14,969	14,969
Other intangibles	1	-	10	92	92
Amortizable intangible assets, net				15,061	15,061
Less accumulated amortization				(9,388)	(8,929)
Amortizable intangibles assets, net				5,673	6,132
Internal-use software in process	n/a			46	21
Trademarks	Indefinite			389	389
Deferred financing costs, net	3	-	5	14	15
Total other intangibles, net				6,122	6,557
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$11,320	11,755

11. Accrued Expenses

The composition of accrued expenses as of December 31, 2025 and September 30, 2025 is summarized as follows, dollars in thousands:

	As of
	December 31,	September 30,
	2025	2025
Payroll and employee-related expenses	$14,703	23,208
Accrued property, sales and use tax payable	10,241	10,028
Accrued marketing expenses	973	428
Deferred revenue	2,225	1,927
Other	3,592	1,645
Total accrued expenses	$31,734	37,236

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

On July 4, 2025, the U.S. federal government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA, among other things, provides for the immediate deduction for domestic research or experimental expenditures, which commenced for the Company at the beginning of fiscal year 2026. The enactment of this provision of the OBBBA did not have a material impact on the Company’s consolidated financial statements for the three months ended December 31, 2025.

13. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases (see Note 7) with Chalet. Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.2 million for each of the three months ended December 31, 2025 and 2024.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 7) with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.1 million for each of the three months ended December 31, 2025 and 2024.

FTVC LLC: The Company has one operating lease (see Note 7) with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the three months ended December 31, 2025 and 2024.

14. Segment Reporting

The Company has one operating segment, and therefore, a single reportable segment: natural and organic retail stores. This segment derives all of its revenue from the sale of grocery, dietary supplements, body care and other products at the Company’s stores located in the United States. The accounting policies of this segment are the same as those described in the Company's summary of significant accounting policies. The Company's chief operating decision maker (CODM) is its Co-President and Chairman of the Board. The CODM uses the segment's net income to assess performance against budget, make key operating decisions, and allocate capital resources, including the rate at which to invest in new or relocated stores. The measure of the segment’s assets is reported on the consolidated balance sheet as total assets and its depreciation and amortization expense is reported in Note 8, Property and Equipment.

The following table represents the significant categories and amounts that are regularly reviewed by the CODM and included in the segment's net income, dollars in thousands:

	Three months ended
	December 31,
	2025	2024
Net sales	$335,579	330,221
Less:
Cost of goods sold and occupancy costs	236,720	231,397
Direct operating costs	78,811	80,333
Pre-opening expenses	368	436
Other segment items (1)	5,033	4,707
Interest expense, net	713	923
Provision for income taxes	2,600	2,487
Net income	$11,334	9,938

(1) Other segment items include other general and administrative expenses, selling expenses, asset impairment and disposal net losses, amortization expense, store closure costs, lease and sublease income, and other miscellaneous income and expense.

15. Commitments and Contingencies

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

16. Subsequent Event

On February 4, 2026, the Board approved the payment of a quarterly cash dividend of $0.15 per share of common stock to be paid on March 18, 2026 to stockholders of record as of the close of business on March 2, 2026.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, dietary supplements and body care products that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of December 31, 2025, we operated 168 stores in 21 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The sizes of our stores range from approximately 7,000 to 17,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five years ended September 30, 2025, we increased our store count at a compound annual growth rate of 1.2%. In fiscal year 2025, we opened two new stores, relocated/remodeled three existing stores and closed two stores. We plan to open six to eight new stores and relocate/remodel two to three existing stores in fiscal year 2026. We intend to target an annual new store unit growth rate of 4% to 5% for the foreseeable future. During the three months ended December 31, 2025, we relocated one existing store and closed one store. Between January 1, 2026 and the date of this Form 10-Q, we did not open any new stores or relocate/remodel any existing stores.

Performance Highlights

Key highlights of our performance for the three months ended December 31, 2025 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $335.6 million for the three months ended December 31, 2025, an increase of $5.4 million, or 1.6%, compared to net sales of $330.2 million for the three months ended December 31, 2024.

●	Daily average comparable store sales. Daily average comparable store sales for the three months ended December 31, 2025 increased 1.7% from the three months ended December 31, 2024.

●	Net income. Net income was $11.3 million for the three months ended December 31, 2025 compared to net income of $9.9 million for the three months ended December 31, 2024.

●

EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $22.6 million for the three months ended December 31, 2025, an increase of $1.3 million, or 6.2%, compared to $21.3 million for the three months ended December 31, 2024. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $23.5 million for the three months ended December 31, 2025, an increase of $0.7 million, or 3.1%, compared to Adjusted EBITDA of $22.8 million for the three months ended December 31, 2024. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of December 31, 2025, cash and cash equivalents was $23.2 million, and there was $67.6 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $2.4 million.

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

In recent years, the costs of certain goods we sell were impacted by levels of inflation higher than we have historically experienced, resulting in part from supply disruptions, geopolitical instability, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, other disruptions and the uncertain economic environment. While levels of inflation moderated during the past two fiscal years, we are unable to predict the impact of inflationary or disinflationary trends on consumer behavior and our sales and profitability in the future. In addition, the United States recently has imposed, or has proposed, tariffs on a broad range of foreign-sourced products and materials. There can be no assurance that the tariffs imposed or proposed will not have a material impact on our business, financial condition and results of operations. The imposition of additional tariffs and trade restrictions, or a prolonged trade conflict between the United States and its trade partners, could result in adverse and uncertain economic conditions and adversely impact demand for our products.

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

Cost of goods sold and occupancy costs

Our cost of goods sold and occupancy costs include the cost of merchandise inventory sold during the period (net of discounts and allowances), shipping and handling costs, distribution and supply chain costs (including the costs of our bulk food repackaging facility), buying costs, shrink expense, third-party delivery fees and store occupancy costs. Store occupancy costs include rent, common area maintenance and real estate taxes. Depreciation expense included in cost of goods sold relates to depreciation of assets directly used at our bulk food repackaging facility. The components of our cost of goods sold and occupancy costs may not be identical to those of our competitors, and, as a result, our cost of goods sold and occupancy costs data included in this Form 10-Q may not be identical to those of our competitors and may not be comparable to similar data made available by our competitors. Occupancy costs as a percentage of net sales typically decrease as new stores mature and sales increase. Lease payments for leases classified as finance lease obligations are not recorded in cost of goods sold and occupancy costs. Rather, these lease payments are recognized as a reduction of the related obligations and as interest expense.

Gross profit and gross margin

Gross profit is equal to our net sales less our cost of goods sold and occupancy costs. Gross margin is gross profit as a percentage of net sales. Gross margin is impacted by changes in retail prices, product costs, occupancy costs and the mix of products sold, as well as the rate at which we open new stores.

Store expenses

Store expenses consist of store-level expenses, such as salary and benefits, share-based compensation, supplies, utilities, depreciation, advertising, bank credit card charges and other related costs associated with operations and purchasing support. Depreciation expense included in store expenses relates to depreciation for assets directly used at the stores, including depreciation on land improvements, leasehold improvements, fixtures and equipment and technology. Depreciation expenses on the lease assets related to the finance leases of the stores are also considered store expenses. Additionally, store expenses include sublease income and any gain or loss recorded on the disposal of fixed assets and lease terminations, primarily related to store relocations, as well as store closing costs. Store expenses also include long-lived asset impairment charges. The majority of store expenses consist of labor-related expenses, which we closely manage and which trend closely with sales. Labor-related expenses as a percentage of net sales tend to be higher at new stores compared to comparable stores, as new stores require a minimum level of staffing in order to maintain adequate levels of customer service combined with lower sales. As new stores increase their sales, labor-related expenses as a percentage of net sales typically decrease.

Administrative expenses

Administrative expenses consist of home office-related expenses, such as salary and benefits, share-based compensation, office supplies, hardware and software expenses, depreciation and amortization expense, occupancy costs (including rent, common area maintenance, real estate taxes and utilities), software services expenses, professional services expenses, expenses associated with our Board, expenses related to compliance with the requirements of regulations applicable to publicly traded companies, and other general and administrative expenses and income. Depreciation expense included in administrative expenses relates to depreciation for assets directly used at the home office including depreciation on land improvements, leasehold improvements, fixtures and equipment, and computer hardware and software.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended December 31,
	2025	2024
Statements of Income Data:*
Net sales	100.0%	100.0
Cost of goods sold and occupancy costs	70.5	70.1
Gross profit	29.5	29.9
Store expenses	21.8	22.3
Administrative expenses	3.2	3.5
Pre-opening expenses	0.1	0.1
Operating income	4.4	4.0
Interest expense, net	(0.2)	(0.3)
Income before income taxes	4.2	3.8
Provision for income taxes	(0.8)	(0.8)
Net income	3.4%	3.0

*Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	168	167
Number of new stores opened during the period	—	—
Number of stores relocated/remodeled during the period	1	2
Number of stores closed during the period	1	2
Twelve-month store unit growth rate	0.6%	—
Change in daily average comparable store sales	1.7%	8.9

Three months ended December 31, 2025 compared to the three months ended December 31, 2024

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended December 31,		Change in
	2025	2024	Dollars	Percent
Statements of Income Data:
Net sales	$335,579	330,221	5,358	1.6%
Cost of goods sold and occupancy costs	236,720	231,397	5,323	2.3
Gross profit	98,859	98,824	35	0.0
Store expenses	73,009	73,526	(517)	(0.7)
Administrative expenses	10,835	11,514	(679)	(5.9)
Pre-opening expenses	368	436	(68)	(15.6)
Operating income	14,647	13,348	1,299	9.7
Interest expense, net	(713)	(923)	210	(22.8)
Income before income taxes	13,934	12,425	1,509	12.1
Provision for income taxes	(2,600)	(2,487)	(113)	4.5
Net income	$11,334	9,938	1,396	14.0%

Net sales

Net sales increased $5.4 million, or 1.6%, to $335.6 million for the three months ended December 31, 2025 compared to $330.2 million for the three months ended December 31, 2024, due to a $5.7 million increase in comparable store sales and a $2.4 million increase in new store sales, partially offset by a $2.8 million decrease in net sales related to closed stores. Daily average comparable store sales increased 1.7% for the three months ended December 31, 2025 compared to an increase of 8.9% for the three months ended December 31, 2024. The daily average comparable store sales increase in the first quarter of fiscal year 2026 resulted from a 1.0% increase in daily average transaction count and a 0.7% increase in daily average transaction size. Comparable store average transaction size was $49.35 for the three months ended December 31, 2025.

Gross profit

Gross profit increased less than $0.1 million, or 0.0%, to $98.9 million for the three months ended December 31, 2025 compared to $98.8 million for the three months ended December 31, 2024. Gross profit reflects earnings after product and store occupancy costs. Gross margin decreased to 29.5% for the three months ended December 31, 2025 compared to 29.9% for the three months ended December 31, 2024. The decrease in gross margin during the three months ended December 31, 2025 was driven by lower product margin primarily due to higher inventory shrink.

Store expenses

Store expenses decreased $0.5 million, or 0.7%, to $73.0 million for the three months ended December 31, 2025 compared to $73.5 million for the three months ended December 31, 2024. The decrease in store expenses was primarily driven by expense management. Store expenses as a percentage of net sales were 21.8% and 22.3% for the three months ended December 31, 2025 and 2024, respectively.

Administrative expenses

Administrative expenses decreased $0.7 million, or 5.9%, to $10.8 million for the three months ended December 31, 2025 compared to $11.5 million for the three months ended December 31, 2024. The decrease in administrative expenses was primarily driven by costs incurred in the prior year period related to the Chief Financial Officer transition. Administrative expenses as a percentage of net sales were 3.2% and 3.5% for the three months ended December 31, 2025 and 2024, respectively.

Pre-opening expenses

Pre-opening expenses were $0.4 million for each of the three months ended December 31, 2025 and 2024.

Interest expense, net

Interest expense, net of capitalized interest, was $0.7 million and $0.9 million for the three months ended December 31, 2025 and 2024, respectively.

Income taxes

Income tax expense increased $0.1 million for the three months ended December 31, 2025 to $2.6 million compared to $2.5 million for the three months ended December 31, 2024. The Company’s effective income tax rate was approximately 18.7% and 20.0% for the three months ended December 31, 2025 and 2024, respectively.

Net income

Net income was $11.3 million, or $0.49 diluted earnings per share, for the three months ended December 31, 2025 compared to $9.9 million, or $0.43 diluted earnings per share, for the three months ended December 31, 2024.

Non-GAAP financial measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA as adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance, including certain items such as impairment charges, store closing costs, share-based compensation, amortization of SaaS implementation costs and non-recurring items.

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended December 31,
	2025	2024
Net income	$11,334	9,938
Interest expense, net	713	923
Provision for income taxes	2,600	2,487
Depreciation and amortization	7,973	7,950
EBITDA	22,620	21,298
Impairment of long-lived assets and store closing costs	45	87
Share-based compensation	857	1,435
Amortization of SaaS implementation costs	3	—
Adjusted EBITDA	$23,525	22,820

EBITDA increased 6.2% to $22.6 million for the three months ended December 31, 2025 compared to $21.3 million for the three months ended December 31, 2024. EBITDA as a percentage of net sales was 6.7% and 6.4% for the three months ended December 31, 2025 and 2024, respectively.

Adjusted EBITDA increased 3.1% to $23.5 million for the three months ended December 31, 2025 compared to $22.8 million for the three months ended December 31, 2024. Adjusted EBITDA as a percentage of net sales was 7.0% and 6.9% for the three months ended December 31, 2025 and 2024, respectively.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility. Our primary uses of cash are for purchases of merchandise inventory, operating expenses, SaaS implementation costs, capital expenditures predominantly in connection with opening, relocating and remodeling stores, property acquisitions, debt service, cash dividends, share repurchases and corporate taxes. As of December 31, 2025, we had $23.2 million in cash and cash equivalents and $67.6 million available for borrowing under our Credit Facility.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program – most recently in May 2024 – and the current program will terminate on May 31, 2026. We did not repurchase any shares of our common stock during the three months ended December 31, 2025. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Credit Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

We paid a quarterly cash dividend of $0.15 per share of common stock in the three months ended December 31, 2025. On February 4, 2026, our Board approved the payment of a quarterly cash dividend of $0.15 per share of common stock to be paid on March 18, 2026 to stockholders of record as of the close of business on March 2, 2026.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Three months ended December 31,
	2025	2024
Net cash provided by operating activities	$21,134	2,682
Net cash used in investing activities	(9,579)	(9,417)
Net cash (used in) provided by financing activities	(5,461)	4,180
Net increase (decrease) in cash and cash equivalents	6,094	(2,555)
Cash and cash equivalents, beginning of period	17,116	8,871
Cash and cash equivalents, end of period	$23,210	6,316

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, impairment of long-lived assets and store closures, share-based compensation and changes in deferred taxes, and the effect of changes in operating assets and liabilities. Cash provided by operating activities increased $18.5 million, or 688.0%, to $21.1 million for the three months ended December 31, 2025 compared to $2.7 million for the three months ended December 31, 2024. The increase in cash provided by operating activities was the result of increases in cash provided by operating assets and liabilities, primarily attributable to the timing of accounts payable payments and merchandise inventory purchases and lower capitalized SaaS implementation costs, and in cash provided by net income as adjusted for non-cash items.

Investing Activities

Net cash used in investing activities increased $0.2 million, or 1.7%, to $9.6 million for the three months ended December 31, 2025 compared to $9.4 million for the three months ended December 31, 2024.

We plan to spend approximately $40.4 million to $45.4 million on capital expenditures during the remainder of fiscal year 2026, primarily in connection with expected new store openings and store relocations/remodels.

Acquisition of property and equipment not yet paid increased $2.5 million to $6.3 million for the three months ended December 31, 2025 compared to $3.8 million for the three months ended December 31, 2024 due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used by financing activities was $5.5 million for the three months ended December 31, 2025 compared to net cash provided by financing activities of $4.2 million for the three months ended December 31, 2024.

Credit Facility

The aggregate revolving commitment amount under the Credit Facility is $70.0 million, including a $5.0 million sub-limit for standby letters of credit. The operating company is the borrower under the Credit Facility, and its obligations under the Credit Facility are guaranteed by us, the holding company. The Credit Facility is secured by a lien on substantially all of the Company’s assets. The Company has the right to borrow, prepay and re-borrow revolving amounts under the Credit Facility at any time prior to the maturity date without premium or penalty. On November 16, 2023, we amended the Credit Facility to: (i) increase our aggregate revolving commitments from $50.0 million to $75.0 million; (ii) extend the maturity date of the revolving commitments under the Credit Facility to November 16, 2028; and (iii) increase the Company’s restricted payment capacity by $2.5 million, allowing the Company to repurchase shares of common stock and pay dividends on its common stock in an aggregate amount not to exceed $15.0 million during any fiscal year. The aggregate revolving commitment amount will be automatically and permanently reduced by $2.5 million on each anniversary date until the Credit Facility matures on November 16, 2028, unless we have previously exercised our option to reduce the aggregate revolving commitments to a lower amount.

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

We had no revolving loan amounts outstanding under the Credit Facility as of December 31, 2025 and September 30, 2025. As of December 31, 2025 and September 30, 2025, we had undrawn, issued and outstanding letters of credit of $2.4 million, which were reserved against the amount available for borrowing under the Credit Facility. We had $67.6 million and $70.1 million available for borrowing under the Credit Facility as of December 31, 2025 and September 30, 2025, respectively.

As of December 31, 2025 and September 30, 2025, the Company was in compliance with all covenants under the Credit Facility.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

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

Item 5. Other Information

On February 4, 2026, the Company and 3801 East Second, LLC (East Second), which is owned by FTVC LLC, a related party owned by members of the Isely family, entered into the First Amendment to Ground Lease (the Amended Lakewood Lease) modifying the terms of the previously disclosed Ground Lease dated March 1, 2001, between the Company and East Second, pursuant to which the Company leases real property in Lakewood, Colorado. The Amended Lakewood Lease extends the lease term for an additional 24 months. The Company will pay annual rent of approximately $0.1 million pursuant to the Amended Lakewood Lease.

As required under the Company’s related party transaction policy, the Company’s audit committee approved the terms of this transaction and the Amended Lakewood Lease. The foregoing description of the Amended Lakewood Lease does not purport to be complete and is qualified in its entirety by reference to its complete text, copy of which is filed as Exhibit 10.1 to this report and is incorporated by reference herein. This disclosure is responsive to Item 1.01 of Form 8-K.

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

10.1	First Amendment to Ground Lease, dated February 4, 2026, between Vitamin Cottage Natural Food Markets, Inc. and 3801 East Second Avenue, LLC
31.1	Certification of Kemper Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Zephyr Isely, a Principal Executive Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.3	Certification of Richard Hallé, Principal Financial Officer Required Under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officers and Principal Financial Officer Required Under 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 (unaudited) and September 30, 2025, (ii) Consolidated Statements of Income for the three months ended December 31, 2025 and 2024 (unaudited), (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2025 and 2024 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2025 and 2024 (unaudited) and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on February 5, 2026.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Chairman of the Board and Co-President
(Principal Executive Officer)

By:	/s/ RICHARD HALLÉ
Richard Hallé, Chief Financial Officer
(Principal Financial and Accounting Officer)