Form 10-Q
period 2026-03-31
Natural Grocers by Vitamin Cottage, Inc.
filed 2026-05-07
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 4, 2026 was 23,040,786.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2026

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

PART I. Financial Information

Item 1. Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2026	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$20,723	17,116
Accounts receivable, net	13,095	11,966
Merchandise inventory	129,686	132,968
Prepaid expenses and other current assets	7,052	6,025
Total current assets	170,556	168,075
Property and equipment, net	204,220	182,741
Other assets:
Operating lease assets, net	253,194	259,586
Finance lease assets, net	39,839	42,895
Other assets	5,569	5,452
Goodwill and other intangible assets, net	11,323	11,755
Total other assets	309,925	319,688
Total assets	$684,701	670,504

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$89,640	80,991
Accrued expenses	31,355	37,236
Operating lease obligations, current portion	37,336	36,495
Finance lease obligations, current portion	4,149	4,061
Total current liabilities	162,480	158,783
Long-term liabilities:
Co-PACE Financing	1,451	—
Operating lease obligations, net of current portion	238,982	245,803
Finance lease obligations, net of current portion	42,604	45,660
Deferred income tax liabilities, net	8,289	7,863
Total long-term liabilities	291,326	299,326
Total liabilities	453,806	458,109
Commitments (Notes 7 and 15)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 23,040,786 and 22,954,712 shares issued and outstanding at March 31, 2026 and September 30, 2025, respectively	23	23
Additional paid-in capital	63,675	63,033
Retained earnings	167,197	149,339
Total stockholders’ equity	230,895	212,395
Total liabilities and stockholders’ equity	$684,701	670,504

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Net sales	$337,376	335,769	672,955	665,990
Cost of goods sold and occupancy costs	234,933	234,021	471,653	465,418
Gross profit	102,443	101,748	201,302	200,572
Store expenses	71,573	72,755	144,582	146,281
Administrative expenses	12,125	11,023	22,960	22,537
Pre-opening expenses	640	417	1,008	853
Operating income	18,105	17,553	32,752	30,901
Interest expense, net	(632)	(750)	(1,345)	(1,673)
Income before income taxes	17,473	16,803	31,407	29,228
Provision for income taxes	(4,039)	(3,702)	(6,639)	(6,189)
Net income	$13,434	13,101	24,768	23,039

Net income per share of common stock:
Basic	$0.58	0.57	1.08	1.01
Diluted	$0.58	0.56	1.07	0.99
Weighted average number of shares of common stock outstanding:
Basic	23,035,242	22,935,698	23,021,642	22,919,457
Diluted	23,215,112	23,273,700	23,234,930	23,215,633

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended March 31,
	2026	2025
Operating activities:
Net income	$24,768	23,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,124	15,838
Loss on impairment of long-lived assets and store closing costs	21	81
(Gain) loss on disposal of property and equipment	(13)	15
Share-based compensation	1,802	2,257
Deferred income tax expense (benefit)	426	(1,800)
Non-cash interest expense	3	2
Other	156	1
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(696)	(368)
Merchandise inventory	3,282	(4,102)
Prepaid expenses and other assets	(276)	(2,217)
Income tax receivable	(1,006)	—
Operating lease assets	17,203	16,787
(Decrease) increase in:
Operating lease liabilities	(17,232)	(16,974)
Accounts payable	5,158	4,650
Accrued expenses	(5,881)	(465)
Net cash provided by operating activities	43,839	36,744
Investing activities:
Acquisition of property and equipment	(29,928)	(16,040)
Acquisition of other intangibles	(454)	(152)
Proceeds from sale of property and equipment	17	44
Proceeds from property insurance settlements	22	268
Net cash used in investing activities	(30,343)	(15,880)
Financing activities:
Borrowings under revolving loans	321,300	314,200
Repayments under revolving loans	(321,300)	(314,200)
Finance lease obligation payments	(1,819)	(1,951)
Dividends to shareholders	(6,910)	(5,500)
Payments on withholding tax for restricted stock unit vesting	(1,160)	(1,075)
Net cash used in financing activities	(9,889)	(8,526)
Net increase in cash and cash equivalents	3,607	12,338
Cash and cash equivalents, beginning of period	17,116	8,871
Cash and cash equivalents, end of period	$20,723	21,209
Supplemental disclosures of cash flow information:
Cash paid for interest	$346	721
Cash paid for interest on finance lease obligations, net of capitalized interest of $235 and $108, respectively	893	964
Income taxes paid	7,219	7,328
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$5,872	2,653
Lease assets obtained in exchange for new operating lease obligations	11,253	8,282
Lease assets obtained in exchange for new finance lease obligations	(32)	—
Building and land acquired in exchange for assumed Co-PACE Financing	1,343	—
Tenant lease intangibles acquired in exchange for assumed Co-PACE Financing	109	—

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2026 and 2025

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –
	$0.001 par value		Additional		Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	stockholders’ equity
Balances September 30, 2025	22,954,712	$23	$63,033	$149,339	$212,395
Net income	—	—	—	11,334	11,334
Share-based compensation	—	—	(263)	—	(263)
Issuance of common stock	78,381	—	—	—	—
Cash dividend	—	—	—	(3,455)	(3,455)
Balances December 31, 2025	23,033,093	23	62,770	157,218	220,011
Net income	—	—	—	13,434	13,434
Share-based compensation	—	—	905	—	905
Issuance of common stock	7,693	—	—	—	—
Cash dividend	—	—	—	(3,455)	(3,455)
Balances March 31, 2026	23,040,786	$23	$63,675	$167,197	$230,895

	Common stock –
	$0.001 par value		Additional		Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	stockholders’ equity
Balances September 30, 2024	22,888,540	$23	$60,327	$113,904	$174,254
Net income	—	—	—	9,938	9,938
Share-based compensation	—	—	433	—	433
Issuance of common stock	42,686	—	—	—	—
Cash dividend	—	—	—	(2,749)	(2,749)
Balances December 31, 2024	22,931,226	23	60,760	121,093	181,876
Net income	—	—	—	13,101	13,101
Share-based compensation	—	—	749	—	749
Issuance of common stock	14,900	—	—	—	—
Cash dividend	—	—	—	(2,751)	(2,751)
Balances March 31, 2025	22,946,126	$23	$61,509	$131,443	$192,975

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2026 and 2025

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, dietary supplements and body care products. The Company operated 169 stores as of March 31, 2026 and September 30, 2025, in 21 states. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado.

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

Fair Value Measurements

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt, approximate fair value because of either their short maturities or nature.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Improvements to Reportable Segment Disclosures,” Accounting Standards Codification (ASC) Topic 280, “Segment Reporting” (ASU 2023-07). The ASU 2023-07 provisions require enhanced disclosures primarily about significant segment expenses. In addition, the provisions enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The Company adopted ASU 2023-07 effective for the year ended September 30, 2025 by updating its single reportable segment disclosures, but there was no other impact on the Company’s consolidated financial statements upon adoption.

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

The balance of contract liabilities related to unredeemed gift cards was $1.5 million and $1.6 million as of March 31, 2026 and September 30, 2025, respectively. Revenue for each of the three months ended March 31, 2026 and 2025 includes $0.1 million that was included in the contract liability balance of unredeemed gift cards at September 30, 2025 and 2024, respectively. Revenue for the six months ended March 31, 2026 and 2025 includes $0.5 million and $0.6 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2025 and 2024, respectively.

Rewards program points are accrued as deferred revenue at the retail value per point, net of estimated breakage based on historical redemption rates experienced within the rewards program. Rewards points are forfeited at the end of each calendar year.

The following table disaggregates the Company’s revenue by product category for the three and six months ended March 31, 2026 and 2025, dollars in thousands and as a percentage of net sales:

	Three months ended March 31,				Six months ended March 31,
	2026		2025		2026		2025
Grocery	$243,560	72%	238,522	71	487,396	72	475,146	71
Dietary supplements	63,987	19	66,199	20	124,701	19	127,730	19
Body care, pet care and other	29,829	9	31,048	9	60,858	9	63,114	10
	$337,376	100%	335,769	100	672,955	100	665,990	100

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

The following table presents the Company’s basic and diluted EPS for the three and six months ended March 31, 2026 and 2025, dollars in thousands, except per share data:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Net income	$13,434	13,101	24,768	23,039

Weighted average number of shares of common stock outstanding	23,035,242	22,935,698	23,021,642	22,919,457
Effect of dilutive securities	179,870	338,002	213,288	296,176
Weighted average number of shares of common stock outstanding including effect of dilutive securities	23,215,112	23,273,700	23,234,930	23,215,633

Basic earnings per share	$0.58	0.57	1.08	1.01
Diluted earnings per share	$0.58	0.56	1.07	0.99

There were 128,214 and 32,096 non-vested RSUs for the three and six months ended March 31, 2026 and 2025, respectively, excluded from the calculation of diluted EPS as they were antidilutive.

5. Debt

Credit Facility

The Company is party to a credit facility originally entered into on January 28, 2016, as subsequently amended, consisting of a revolving loan facility and, prior to its repayment in September 2024, a $35.0 million term loan (the Term Loan, and, collectively, the Credit Facility). As of September 30, 2024, the Company had fully repaid all remaining amounts outstanding under the Term Loan. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company. The Credit Facility is secured by a lien on substantially all of the Company’s assets. At March 31, 2026, the aggregate revolving commitment amount available under the Credit Facility was $70.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow revolving amounts under the Credit Facility at any time prior to its maturity date without premium or penalty. The aggregate revolving commitment amount is automatically and permanently reduced by $2.5 million on each anniversary date until the Credit Facility matures on November 16, 2028, unless the Company has previously exercised its option to reduce the aggregate revolving commitments to a lower amount.

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

The Company had no revolving loan amounts outstanding under the Credit Facility as of March 31, 2026 and September 30, 2025. The Company had undrawn, issued and outstanding letters of credit of $2.4 million as of March 31, 2026 and September 30, 2025, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $67.6 million and $70.1 million available for borrowing under the Credit Facility as of March 31, 2026 and September 30, 2025, respectively.

As of March 31, 2026 and September 30, 2025, the Company was in compliance with all covenants under the Credit Facility.

Co-PACE Financing

On January 21, 2026, in connection with the acquisition of an office building and land, which the Company intends to use as its future corporate headquarters, and related tenant lease intangibles, the Company assumed debt, in the form of financing for clean and efficient energy improvements (Co-PACE Financing), of $1.5 million, with semi-annual payments of $0.1 million each, a fixed annual interest rate of 5.9% and a maturity date of June 15, 2038. As part of the asset acquisition, the seller prepaid both of the scheduled calendar year 2026 payments. The assumed Co-PACE Financing is secured by an assessment lien on the acquired land and building. The Company had $1.5 million outstanding under the Co-PACE Financing as of March 31, 2026.

Lease Obligations

The Company had 24 and 25 leases that were classified as finance leases as of March 31, 2026 and September 30, 2025, respectively. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $0.8 million for each of the three months ended March 31, 2026 and 2025 and $1.6 million and $1.8 million for the six months ended March 31, 2026 and 2025, respectively. Interest expense for the three and six months ended March 31, 2026 and 2025 relates primarily to interest on finance lease obligations, the Credit Facility and the Co-PACE Financing. The Company capitalized interest of $0.1 million for each of the three months ended March 31, 2026 and 2025 and $0.2 million and $0.1 million for the six months ended March 31, 2026 and 2025, respectively.

6. Stockholders’ Equity

Share Repurchases

In May 2016, the Board of Directors (the Board) authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. The Board subsequently extended the share repurchase program – most recently in May 2026 – and the current program will terminate on May 31, 2028. Repurchases under the Company’s share repurchase program may be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million.

The Company did not repurchase any shares of common stock during the three and six months ended March 31, 2026 and 2025. At March 31, 2026 and September 30, 2025, the Company held no shares in treasury.

Dividends

The Company paid a quarterly cash dividend of $0.15 per share of common stock in each of the first two quarters of fiscal year 2026 and $0.12 per share of common stock in each of the first two quarters of fiscal year 2025.

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

The Company has five operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 13). The leases began at various times with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases have been approved by our audit committee in accordance with our related party transaction policy. As of March 31, 2026, these leases accounted for $9.8 million of operating lease assets and $10.1 million of operating lease liabilities, of which $0.8 million was current, and are included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.4 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, and $0.7 million and $0.6 million for the six months ended March 31, 2026 and 2025, respectively.

The components of total lease cost for the three and six months ended March 31, 2026 and 2025 were as follows, dollars in thousands:

		Three months ended		Six months ended
		March 31,		March 31,
Lease cost	Classification	2026	2025	2026	2025
Operating lease cost:
	Cost of goods sold and occupancy costs	$11,013	11,093	22,122	22,058
	Store expenses	169	116	284	231
	Administrative expenses	78	99	176	197
	Pre-opening expenses	275	46	449	209
Finance lease cost:
Depreciation of lease assets:
	Store expenses	1,047	1,078	2,073	2,156
	Pre-opening expenses	41	—	108	—
Interest on lease liabilities:
	Interest expense, net	555	530	1,128	1,072
Short-term lease cost	Store expenses	864	867	1,704	1,661
Variable lease cost	Cost of goods sold and occupancy costs (1)	1,751	1,904	3,407	3,525
Sublease income	Store expenses	(73)	(117)	(187)	(220)
Total lease cost		$15,720	15,616	31,264	30,889

(1) Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three and six months ended March 31, 2026 and 2025 was as follows, dollars in thousands:

	Three months ended		Six months ended
	March 31,		March 31,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,592	11,406	23,059	22,882
Operating cash flows from finance leases	556	530	1,128	1,072
Financing cash flows from finance leases	933	982	1,819	1,951
Lease assets obtained in exchange for new lease liabilities:
Operating leases	7,359	6,670	11,253	8,282
Finance leases	—	—	(32)	—

Additional information related to the Company’s leases as of March 31, 2026 and 2025 was as follows:

	March 31,
	2026	2025
Weighted-average remaining lease term (in years):
Operating leases	9.2	9.5
Finance leases	15.1	13.3
Weighted-average discount rate:
Operating leases	4.3%	4.1
Finance leases	4.9%	4.8

During the six months ended March 31, 2026, the Company purchased a store’s previously leased land and building. This resulted in reductions of $0.5 million and $1.1 million in operating and finance lease liabilities with the offset to their related lease assets, respectively, and the reclassification of less than $(0.1) million and $(0.3) million of operating and finance lease assets, as adjusted by the reduction of their related liabilities, respectively, to property and equipment. During the six months ended March 31, 2025, the Company early terminated a lease due to a store relocation, and, as a result, the Company wrote off operating lease assets and liabilities of less than $0.1 million each and recorded a gain of less than $0.1 million. In addition, during the three and six months ended March 31, 2025, the Company incurred impairment charges related to operating lease assets of less than $0.1 million and $0.1 million, respectively, associated with a store closure and an early store relocation and store closures, respectively.

Future lease payments under non-cancellable leases as of March 31, 2026 were as follows, dollars in thousands:

Fiscal year	Operating leases	Finance leases	Total
Remainder of 2026	$23,954	3,099	27,053
2027	48,042	6,312	54,354
2028	45,308	5,225	50,533
2029	40,945	4,064	45,009
2030	36,241	4,079	40,320
Thereafter	144,175	44,661	188,836
Total future undiscounted lease payments	338,665	67,440	406,105
Less imputed interest	(62,347)	(20,687)	(83,034)
Total reported lease liability	276,318	46,753	323,071
Less current portion	(37,336)	(4,149)	(41,485)
Noncurrent lease liability	$238,982	42,604	281,586

The table above excludes $8.0 million of legally binding minimum lease payments for leases that had been executed as of March 31, 2026 but whose terms had not yet commenced.

The Company rents certain portions of owned real estate to third parties. The rentals have all been classified as either operating leases or short-term rental arrangements. Certain of the operating leases have remaining lease terms that extend through fiscal year 2030. Some of the operating leases provide for renewal options, with the exercise of the lease renewal option at the sole discretion of the tenant. The Company recognizes the fixed operating lease rents on a straight-line basis and the variable rental income, such as short-term rental income and reimbursed landlord expenses, when earned. The Company has elected to account for the lease and non-lease components as a single lease component.

The total rental income for the three and six months ended March 31, 2026 and 2025 was as follows, dollars in thousands:

		Three months ended		Six months ended
		March 31,		March 31,
Rental income	Classification	2026	2025	2026	2025
Operating	Administrative expenses	$124	—	137	—
Variable	Administrative expenses	43	—	43	—
Total rental income		$167	—	180	—

The future undiscounted lease collections as of March 31, 2026 were as follows, dollars in thousands:

Fiscal year	Operating lease
Remainder of 2026	$312
2027	488
2028	406
2029	385
2030	305
Thereafter	35
Total future undiscounted lease collections	$1,931

8. Property and Equipment

The Company had the following property and equipment balances as of March 31, 2026 and September 30, 2025, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2026	September 30, 2025
Property and equipment, net – held and used:
Construction in process	n/a			$15,123	3,009
Land	n/a			13,285	10,990
Buildings	16	–	40	72,522	65,591
Land improvements	1	–	24	2,850	2,600
Leasehold and building improvements	1	–	25	192,776	192,171
Fixtures and equipment	5	–	7	175,973	173,491
Computer hardware and software	3	–	5	35,159	32,968
				507,688	480,820
Less accumulated depreciation and amortization				(306,851)	(298,079)
Property and equipment, net – held and used				200,837	182,741

Property and equipment, net – held for rental:
Land	n/a			1,284	—
Buildings	30			2,365	—
				3,649	—
Less accumulated depreciation and amortization				(266)	—
Property and equipment, net – held for rental				3,383	—
Total property and equipment, net				$204,220	182,741

Depreciation and amortization expense for the three and six months ended March 31, 2026 and 2025 is summarized as follows, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$221	200	437	396
Depreciation and amortization expense included in store expenses	6,916	6,842	13,776	14,178
Depreciation and amortization expense included in administrative expenses	973	846	1,803	1,264
Depreciation and amortization expense included in pre-opening expenses	41	—	108	—
Total depreciation and amortization expense	$8,151	7,888	16,124	15,838

9. Other Assets

Other assets as of March 31, 2026 and September 30, 2025, are summarized as follows, dollars in thousands:

				As of
	Useful lives			March 31,	September 30,
	(in years)			2026	2025
Amortizable other assets:
Software hosting arrangement (SaaS) implementation costs	3	–	7	$5,479	5,150
Less accumulated amortization				(160)	(7)
Amortizable other assets, net				5,319	5,143
Deposits	n/a			131	180
Deferred lease and sublease income, net	n/a			117	127
Other	n/a			2	2
Total other assets				$5,569	5,452

10. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of March 31, 2026 and September 30, 2025, dollars in thousands:

				As of
	Useful lives (in years)			March 31, 2026	September 30, 2025
Amortizable intangible assets:
Internal-use software	1	–	7	$15,016	14,969
Accumulated amortization				(9,796)	(8,874)
Internal-use software, net				5,220	6,095

Deferred financing costs	3	–	8	159	159
Accumulated amortization				(147)	(144)
Deferred financing costs, net				12	15

Other	1	–	10	92	92
Accumulated amortization				(57)	(55)
Other, net				35	37

Acquired in-place tenant leases	1	–	5	500	—
Accumulated amortization				(53)	—
Acquired above market tenant leases	1	–	5	25	—
Accumulated amortization				(3)	—
Total acquired tenant lease intangibles, net				469	—
Total amortizable intangible assets, net				5,736	6,147
Internal-use software in process	n/a			—	21
Trademarks	Indefinite			389	389
Total other intangibles, net				6,125	6,557
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$11,323	11,755

On January 21, 2026, the Company recognized, in connection with the acquisition of assets, total tenant lease intangibles of $0.5 million, comprised of in-place tenant lease intangibles of $0.5 million and above market tenant lease intangibles of less than $0.1 million. The amortization for in-place tenant lease intangibles and above market tenant lease intangibles is recorded as amortization expense and reductions of rental income, respectively, and both are amortized on a straight-line basis over the related remaining lease terms and reported in administrative expenses in the Company’s consolidated statement of income. As of January 21, 2026, the remaining weighted-average amortization period was 3.0 years and 2.8 years for in-place tenant lease intangibles and above market tenant lease intangibles, respectively, and the weighted-average period prior to commencement of the renewal options was 1.9 years.

11. Accrued Expenses

The composition of accrued expenses as of March 31, 2026 and September 30, 2025 is summarized as follows, dollars in thousands:

	As of
	March 31,	September 30,
	2026	2025
Payroll and employee-related expenses	$17,561	23,208
Accrued property, sales, and use tax payable	9,180	10,028
Accrued marketing expenses	962	428
Deferred revenue	1,855	1,927
Other	1,797	1,645
Total accrued expenses	$31,355	37,236

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

On July 4, 2025, the U.S. federal government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA, among other things, provides for the immediate deduction for domestic research or experimental expenditures, which commenced for the Company at the beginning of fiscal year 2026. The enactment of this provision of the OBBBA did not have a material impact on the Company’s consolidated financial statements for the three and six months ended March 31, 2026.

13. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has five operating leases (see Note 7) with Chalet. Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.2 million for each of the three months ended March 31, 2026 and 2025, and $0.4 million for each of the six months ended March 31, 2026 and 2025.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 7) with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.1 million for each of the three months ended March 31, 2026 and 2025 and was $0.1 million and $0.2 million for the six months ended March 31, 2026 and 2025, respectively.

FTVC LLC: The Company has one operating lease (see Note 7) with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the three months ended March 31, 2026 and 2025 and was less than $0.1 million for each of the six months ended March 31, 2026 and 2025.

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

The following table represents the significant categories and amounts that are regularly reviewed by the CODM and included in the segment's net income, dollars in thousands:

	Three months ended		Six months ended
	March 31,		March 31,
	2026	2025	2026	2025
Net sales	$337,376	335,769	672,955	665,990
Less:
Cost of goods sold and occupancy costs	234,933	234,021	471,653	465,418
Direct operating costs	79,278	79,200	158,089	159,533
Pre-opening expenses	640	417	1,008	853
Other segment items (1)	4,420	4,578	9,453	9,285
Interest expense, net	632	750	1,345	1,673
Provision for income taxes	4,039	3,702	6,639	6,189
Net income	$13,434	13,101	24,768	23,039

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

16. Subsequent Events

Business Interruption Insurance Recovery Gain

In June 2025, the Company’s primary distributor, United Natural Foods, Inc. (UNFI), experienced a cybersecurity incident that temporarily impacted UNFI’s ability to fulfill orders and distribute products to the Company’s stores, resulting in product shortages in June and July 2025 and, consequently, lost sales and gross profit. The Company submitted a business interruption insurance claim, and, in April 2026, the Company realized a recovery and, therefore, recognized a gain of $2.0 million.

Dividends

On May 6, 2026, the Board approved the payment of a quarterly cash dividend of $0.15 per share of common stock to be paid on June 3, 2026 to stockholders of record as of the close of business on May 18, 2026.

Extension of Share Repurchase Program

On May 6, 2026, the Board authorized an extension of the Company's share repurchase program. As a result of such extension, the share repurchase program will terminate on May 31, 2028.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, dietary supplements and body care products that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of March 31, 2026, we operated 169 stores in 21 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The sizes of our stores range from approximately 7,000 to 17,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2025, we increased our store count at a compound annual growth rate of 1.2%. In fiscal year 2025, we opened two new stores, relocated/remodeled three existing stores and closed two stores. We plan to open six to eight new stores and relocate/remodel two to three existing stores in fiscal year 2026. We intend to target an annual new store unit growth rate of 4% to 5% for the foreseeable future. During the six months ended March 31, 2026, we opened one new store, relocated one existing store and closed one store. Between April 1, 2026 and the date of this Form 10-Q, we opened one new store and relocated one existing store.

Performance Highlights

Key highlights of our performance for the three and six months ended March 31, 2026 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $337.4 million for the three months ended March 31, 2026, an increase of $1.6 million, or 0.5%, compared to net sales of $335.8 million for the three months ended March 31, 2025. Net sales were $673.0 million for the six months ended March 31, 2026, an increase of $7.0 million, or 1.0%, compared to net sales of $666.0 million for the six months ended March 31, 2025.

●

Daily average comparable store sales. Daily average comparable store sales for the three months ended March 31, 2026 increased 0.5% compared to the three months ended March 31, 2025. Daily average comparable store sales for the six months ended March 31, 2026 increased 1.1% compared to the six months ended March 31, 2025.

●

Net income. Net income was $13.4 million for the three months ended March 31, 2026, an increase of $0.3 million, or 2.5%, compared to net income of $13.1 million for the three months ended March 31, 2025. Net income was $24.8 million for the six months ended March 31, 2026, an increase of $1.7 million, or 7.5%, compared to net income of $23.0 million for the six months ended March 31, 2025.

●

EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $26.3 million for the three months ended March 31, 2026, an increase of $0.8 million, or 3.2%, compared to $25.4 million for the three months ended March 31, 2025. EBITDA was $48.9 million for the six months ended March 31, 2026, an increase of $2.1 million, or 4.6%, compared to $46.7 million for the six months ended March 31, 2025. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $27.4 million for the three months ended March 31, 2026, an increase of $1.1 million, or 4.0%, compared to $26.3 million for the three months ended March 31, 2025. Adjusted EBITDA was $50.9 million for the six months ended March 31, 2026, an increase of $1.8 million, or 3.6%, compared to $49.1 million for the six months ended March 31, 2025. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of March 31, 2026, cash and cash equivalents was $20.7 million, and there was $67.6 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $2.4 million.

Industry Trends and Economics

We have identified the following recent trends and factors that have impacted and may continue to impact our results of operations and financial condition:

●

Impact of broader economic trends and political environment. The grocery industry and our sales are affected by general economic conditions, including, but not limited to, consumer spending, levels of disposable consumer income, consumer debt, interest rates, inflation or disinflation, periods of recession and growth, the price of commodities, tariffs and trade restrictions, the political environment and consumer confidence. Furthermore, our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce in the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation, including unemployment benefits. Over the past several years, a number of macroeconomic and global trends have impacted our business. In particular, recent conflicts in the Middle East have disrupted commodity markets and have contributed to global supply chain disruption and inflation. As a result of supply chain issues, we have on occasion experienced shortages and delays in the delivery of certain products to our stores. We have taken steps to mitigate these disruptions to our supply chain, although certain products may be in relatively short supply or unavailable from time to time.

In recent years, the costs of certain goods we sell were impacted by levels of inflation higher than we have historically experienced, resulting in part from supply disruptions, geopolitical instability, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, other disruptions and the uncertain economic environment. While levels of inflation moderated during the past two fiscal years, recent global events have contributed to higher energy costs and we are unable to predict the impact of inflationary or disinflationary trends on consumer behavior and our sales and profitability in the future. We believe these factors have contributed to a more dynamic and competitive retail environment, in which consumers have been more value-focused and selective in their discretionary spending choices. These consumer trends have impacted, and may in the future impact, demand for the products we sell. In addition, during 2025 the United States imposed tariffs on a broad range of foreign-sourced products and materials. While the U.S. Supreme Court has ruled that many of the previously imposed tariffs were invalid, the administration has initiated new tariffs and may impose additional tariffs. There can be no assurance that the tariffs imposed or proposed will not have a material impact on our business, financial condition and results of operations. The imposition of additional tariffs and trade restrictions, or a prolonged trade conflict between the United States and its trade partners, could result in adverse and uncertain economic conditions and adversely impact demand for our products.

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

Administrative expenses

Administrative expenses consist of home office-related expenses, such as salary and benefits, share-based compensation, office supplies, hardware and software expenses, depreciation and amortization expense, occupancy costs (including rent, common area maintenance, real estate taxes and utilities), software services expenses, professional services expenses, expenses associated with our Board, expenses related to compliance with the requirements of regulations applicable to publicly traded companies, rental income, and other general and administrative expenses and income. Depreciation expense included in administrative expenses relates to depreciation for assets directly used at the home office including depreciation on land improvements, leasehold improvements, fixtures and equipment, and computer hardware and software.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Statements of Income Data: *
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	69.6	69.7	70.1	69.9
Gross profit	30.4	30.3	29.9	30.1
Store expenses	21.2	21.7	21.5	22.0
Administrative expenses	3.6	3.3	3.4	3.4
Pre-opening expenses	0.2	0.1	0.1	0.1
Operating income	5.4	5.2	4.9	4.6
Interest expense, net	(0.2)	(0.2)	(0.2)	(0.3)
Income before income taxes	5.2	5.0	4.7	4.4
Provision for income taxes	(1.2)	(1.1)	(1.0)	(0.9)
Net income	4.0%	3.9	3.7	3.5
__________________________
*Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	169	169	169	169
Number of new stores opened during the period	1	2	1	2
Number of stores relocated/remodeled during the period	—	—	1	2
Number of stores closed during the period	—	—	1	2
Twelve-month store unit growth rate	—%	0.6	—	0.6
Change in daily average comparable store sales	0.5%	8.9	1.1	8.9

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended March 31,		Change in
	2026	2025	Dollars	Percent
Statements of Income Data:
Net sales	$337,376	335,769	1,607	0.5%
Cost of goods sold and occupancy costs	234,933	234,021	912	0.4
Gross profit	102,443	101,748	695	0.7
Store expenses	71,573	72,755	(1,182)	(1.6)
Administrative expenses	12,125	11,023	1,102	10.0
Pre-opening expenses	640	417	223	53.5
Operating income	18,105	17,553	552	3.1
Interest expense, net	(632)	(750)	118	(15.7)
Income before income taxes	17,473	16,803	670	4.0
Provision for income taxes	(4,039)	(3,702)	(337)	9.1
Net income	$13,434	13,101	333	2.5%

Net sales

Net sales increased $1.6 million, or 0.5%, to $337.4 million for the three months ended March 31, 2026 compared to $335.8 million for the three months ended March 31, 2025, due to a $1.7 million increase in comparable store sales and a $1.1 million increase in new store sales, partially offset by a $1.1 million decrease in net sales related to closed stores. Daily average comparable store sales increased 0.5% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The daily average comparable store sales increase resulted from a 1.6% increase in daily average transaction size, partially offset by a 1.1% decrease in daily average transaction count. Comparable store average transaction size was $49.67 for the three months ended March 31, 2026.

Gross profit

Gross profit increased $0.7 million, or 0.7%, to $102.4 million for the three months ended March 31, 2026 compared to $101.7 million for the three months ended March 31, 2025. Gross profit reflects earnings after product and store occupancy costs. Gross margin increased to 30.4% for the three months ended March 31, 2026 compared to 30.3% for the three months ended March 31, 2025. The increase in gross margin during the three months ended March 31, 2026 was driven by lower store occupancy costs as a percentage of sales.

Store expenses

Store expenses decreased $1.2 million, or 1.6%, to $71.6 million for the three months ended March 31, 2026 compared to $72.8 million for the three months ended March 31, 2025. The decrease in store expenses was primarily driven by expense management. Store expenses as a percentage of net sales were 21.2% and 21.7% for the three months ended March 31, 2026 and 2025, respectively.

Administrative expenses

Administrative expenses increased $1.1 million, or 10.0%, to $12.1 million for the three months ended March 31, 2026 compared to $11.0 million for the three months ended March 31, 2025. The increase in administrative expenses was primarily driven by higher technology expenses. Administrative expenses as a percentage of net sales were 3.6% and 3.3% for the three months ended March 31, 2026 and 2025, respectively.

Pre-opening expenses

Pre-opening expenses were $0.6 million for the three months ended March 31, 2026 compared to $0.4 million for the three months ended March 31, 2025.

Interest expense, net

Interest expense, net of capitalized interest, was $0.6 million for the three months ended March 31, 2026 compared to $0.8 million for the three months ended March 31, 2025.

Income taxes

Income tax expense increased $0.3 million for the three months ended March 31, 2026 to $4.0 million compared to $3.7 million for the three months ended March 31, 2025. The Company’s effective income tax rate was 23.1% and 22.0% for the three months ended March 31, 2026 and 2025, respectively.

Net income

Net income was $13.4 million, or $0.58 diluted earnings per share, for the three months ended March 31, 2026 compared to $13.1 million, or $0.56 diluted earnings per share, for the three months ended March 31, 2025.

Six months ended March 31, 2026 compared to the six months ended March 31, 2025

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Six months ended March 31,		Change in
	2026	2025	Dollars	Percent
Statements of Income Data:
Net sales	$672,955	665,990	6,965	1.0%
Cost of goods sold and occupancy costs	471,653	465,418	6,235	1.3
Gross profit	201,302	200,572	730	0.4
Store expenses	144,582	146,281	(1,699)	(1.2)
Administrative expenses	22,960	22,537	423	1.9
Pre-opening expenses	1,008	853	155	18.2
Operating income	32,752	30,901	1,851	6.0
Interest expense, net	(1,345)	(1,673)	328	(19.6)
Income before income taxes	31,407	29,228	2,179	7.5
Provision for income taxes	(6,639)	(6,189)	(450)	7.3
Net income	$24,768	23,039	1,729	7.5%

Net sales

Net sales increased $7.0 million, or 1.0%, to $673.0 million for the six months ended March 31, 2026 compared to $666.0 million for the six months ended March 31, 2025, due to a $7.4 million increase in comparable store sales and a $3.5 million increase in new store sales, partially offset by a $3.9 million decrease in net sales related to closed stores. Daily average comparable store sales increased 1.1% for the six months ended March 31, 2026 compared to the six months ended March 31, 2025. The daily average comparable store sales increase for the six months ended March 31, 2026 was primarily driven by an increase in daily average transaction size. Comparable store average transaction size was $49.51 for the six months ended March 31, 2026.

Gross profit

Gross profit increased $0.7 million, or 0.4%, to $201.3 million for the six months ended March 31, 2026 compared to $200.6 million for the six months ended March 31, 2025. Gross profit reflects earnings after product and store occupancy costs. Gross margin decreased to 29.9% for the six months ended March 31, 2026 compared to 30.1% for the six months ended March 31, 2025. The decrease in gross margin during the six months ended March 31, 2026 was driven by lower product margin primarily due to higher merchandise inventory shrink during the three months ended December 31, 2025.

Store expenses

Store expenses decreased $1.7 million, or 1.2%, to $144.6 million for the six months ended March 31, 2026 compared to $146.3 million for the six months ended March 31, 2025. The decrease in store expenses was primarily driven by expense management. Store expenses as a percentage of net sales were 21.5% and 22.0% for the six months ended March 31, 2026 and 2025, respectively.

Administrative expenses

Administrative expenses increased $0.4 million, or 1.9%, to $23.0 million for the six months ended March 31, 2026 compared to $22.5 million for the six months ended March 31, 2025. The increase in administrative expenses was primarily driven by higher technology expenses partially offset by lower compensation expenses. Administrative expenses as a percentage of net sales was 3.4% for each of the six months ended March 31, 2026 and 2025.

Pre-opening expenses

Pre-opening expenses were $1.0 million for the six months ended March 31, 2026 compared to $0.9 million for the six months ended March 31, 2025.

Interest expense, net

Interest expense, net of capitalized interest, was $1.3 million for the six months ended March 31, 2026 compared to $1.7 million for the six months ended March 31, 2025.

Income taxes

Income tax expense increased $0.5 million for the six months ended March 31, 2026 to $6.6 million compared to $6.2 million for the six months ended March 31, 2025. The Company’s effective income tax rate was 21.1% and 21.2% for the six months ended March 31, 2026 and 2025, respectively.

Net income

Net income was $24.8 million, or $1.07 diluted earnings per share, for the six months ended March 31, 2026 compared to $23.0 million, or $0.99 diluted earnings per share, for the six months ended March 31, 2025.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Net income	$13,434	13,101	24,768	23,039
Interest expense, net	632	750	1,345	1,673
Provision for income taxes	4,039	3,702	6,639	6,189
Depreciation and amortization	8,151	7,888	16,124	15,838
EBITDA	26,256	25,441	48,876	46,739
Impairment of long-lived assets and store closing costs	—	31	45	118
Share-based compensation	945	822	1,802	2,257
Amortization of SaaS implementation costs	150	1	153	1
Adjusted EBITDA	$27,351	26,295	50,876	49,115

EBITDA increased 3.2% to $26.3 million for the three months ended March 31, 2026 compared to $25.4 million for the three months ended March 31, 2025. EBITDA increased 4.6% to $48.9 million for the six months ended March 31, 2026 compared to $46.7 million for the six months ended March 31, 2025. EBITDA as a percentage of net sales was 7.8% and 7.6% for the three months ended March 31, 2026 and 2025, respectively. EBITDA as a percentage of net sales was 7.3% and 7.0% for the six months ended March 31, 2026 and 2025, respectively.

Adjusted EBITDA increased 4.0% to $27.4 million for the three months ended March 31, 2026 compared to $26.3 million for the three months ended March 31, 2025. Adjusted EBITDA increased 3.6% to $50.9 million for the six months ended March 31, 2026 compared to $49.1 million for the six months ended March 31, 2025. Adjusted EBITDA as a percentage of net sales was 8.1% and 7.8% for the three months ended March 31, 2026 and 2025, respectively. Adjusted EBITDA as a percentage of net sales was 7.6% and 7.4% for the six months ended March 31, 2026 and 2025, respectively.

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility. Our primary uses of cash are for purchases of merchandise inventory, operating expenses, SaaS implementation costs, capital expenditures predominantly in connection with opening, relocating and remodeling stores, property acquisitions, debt service, cash dividends, share repurchases and corporate taxes. As of March 31, 2026, we had $20.7 million in cash and cash equivalents and $67.6 million available for borrowing under our Credit Facility.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program – most recently in May 2026 – and the current program will terminate on May 31, 2028. We did not repurchase any shares of our common stock during the three months ended March 31, 2026. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Credit Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

We paid a quarterly cash dividend of $0.15 per share of common stock in each of the first two quarters of fiscal year 2026. On May 6, 2026, our Board approved the payment of a quarterly cash dividend of $0.15 per share of common stock to be paid on June 3, 2026 to stockholders of record as of the close of business on May 18, 2026.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Six months ended March 31,
	2026	2025
Net cash provided by operating activities	$43,839	36,744
Net cash used in investing activities	(30,343)	(15,880)
Net cash used in financing activities	(9,889)	(8,526)
Net increase in cash and cash equivalents	3,607	12,338
Cash and cash equivalents, beginning of period	17,116	8,871
Cash and cash equivalents, end of period	$20,723	21,209

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, impairment of long-lived assets and store closures, share-based compensation, and changes in deferred taxes, and the effect of changes in operating assets and liabilities. Cash provided by operating activities increased $7.1 million, or 19.3%, to $43.8 million for the six months ended March 31, 2026 compared to $36.7 million for the six months ended March 31, 2025. The increase in cash provided by operating activities was the result of increases in cash provided by net income as adjusted for non-cash items and in cash provided by operating assets and liabilities, primarily attributable to the timing of merchandise inventory purchases and lower capitalized SaaS implementation costs.

Investing Activities

Net cash used in investing activities increased $14.5 million, or 91.1%, to $30.3 million for the six months ended March 31, 2026 compared to $15.9 million for the six months ended March 31, 2025. This increase was primarily the result of increases in acquisitions of property and equipment of $13.9 million and other intangibles of $0.3 million during the six months ended March 31, 2026 compared to the six months ended March 31, 2025, and was attributed to real property acquisitions and the increased number of new store developments.

We plan to spend approximately $14.7 million to $19.7 million on capital expenditures during the remainder of fiscal year 2026 primarily in connection with expected new store openings and store relocations/remodels.

Acquisition of property and equipment not yet paid increased $3.2 million to $5.9 million for the six months ended March 31, 2026 compared to $2.7 million for the six months ended March 31, 2025 due to the timing of payments related to new store openings and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used in financing activities was $9.9 million for the six months ended March 31, 2026 compared to $8.5 million for the six months ended March 31, 2025.

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

We had no revolving loan amounts outstanding under the Credit Facility as of March 31, 2026 and September 30, 2025. As of March 31, 2026 and September 30, 2025, we had undrawn, issued and outstanding letters of credit of $2.4 million, which were reserved against the amount available for borrowing under the Credit Facility. We had $67.6 million and $70.1 million available for borrowing under the Credit Facility as of March 31, 2026 and September 30, 2025, respectively.

As of March 31, 2026 and September 30, 2025, the Company was in compliance with all covenants under the Credit Facility.

Co-PACE Financing

On January 21, 2026, in connection with the acquisition of an office building, land and related tenant lease intangibles, we assumed Co-PACE Financing of $1.5 million, with semi-annual payments of $0.1 million each, a fixed annual interest rate of 5.9% and a maturity date of June 15, 2038. As part of the asset acquisition transaction, the seller prepaid both of the scheduled calendar year 2026 payments. The assumed Co-PACE Financing is secured by an assessment lien on the acquired land and building. We had $1.5 million outstanding under the Co-PACE Financing as of March 31, 2026.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2026, we implemented a new SaaS enterprise resource planning (ERP) system. In connection with the ERP implementation, and resulting business process changes, we reviewed and modified, as necessary, the design and documentation of our internal control over financial reporting processes to maintain effective controls. To date, the implementation has not materially affected our internal control over financial reporting. We have had no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Extension of Share Repurchase Program

On May 6, 2026, our Board authorized an extension of the Company’s previously announced share repurchase program. As a result of such extension, the share repurchase program will terminate on May 31, 2028. The dollar value of the shares of common stock that may yet be repurchased under the share repurchase program is approximately $8.1 million. Repurchases may be made from time to time at management's discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which permits common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended, modified or discontinued by the Company without prior notice. This disclosure is responsive to Item 8.01 of Form 8-K.

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025 (unaudited); (ii) Consolidated Statements of Income for the three and six months ended March 31, 2026 and 2025 (unaudited); (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2026 and 2025 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2026 and 2025 (unaudited); and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 7, 2026.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Chairman of the Board and Co-President
(Principal Executive Officer)

By:	/s/ RICHARD HALLÉ
Richard Hallé, Chief Financial Officer
(Principal Financial and Accounting Officer)