Form 10-Q
period 2026-06-30
Natural Grocers by Vitamin Cottage, Inc.
filed 2026-08-06
CIK 1547459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

Large accelerated filer ☐	Accelerated filer ☒
Non–accelerated filer ☐	Smaller reporting company ☐
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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 3, 2026 was 23,045,851.

Natural Grocers by Vitamin Cottage, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2026

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

PART I. Financial Information

Item 1.  Financial Statements

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2026	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$17,467	17,116
Accounts receivable, net	10,616	11,966
Merchandise inventory	135,294	132,968
Prepaid expenses and other current assets	10,747	6,025
Total current assets	174,124	168,075
Property and equipment, net	206,997	182,741
Other assets:
Operating lease assets, net	251,627	259,586
Finance lease assets, net	38,751	42,895
Other assets	5,387	5,452
Goodwill and other intangible assets, net	10,801	11,755
Total other assets	306,566	319,688
Total assets	$687,687	670,504

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$89,670	80,991
Accrued expenses	26,518	37,236
Co-PACE Financing, current portion	58	—
Operating lease obligations, current portion	37,728	36,495
Finance lease obligations, current portion	4,253	4,061
Total current liabilities	158,227	158,783
Long-term liabilities:
Co-PACE Financing, net of current portion	1,394	—
Operating lease obligations, net of current portion	237,728	245,803
Finance lease obligations, net of current portion	41,519	45,660
Deferred income tax liabilities, net	9,403	7,863
Total long-term liabilities	290,044	299,326
Total liabilities	448,271	458,109
Commitments (Notes 7 and 15)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 23,045,851 and 22,954,712 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	23	23
Additional paid-in capital	64,579	63,033
Retained earnings	174,814	149,339
Total stockholders’ equity	239,416	212,395
Total liabilities and stockholders’ equity	$687,687	670,504

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Net sales	$334,739	328,705	1,007,694	994,695
Cost of goods sold and occupancy costs	236,731	230,426	708,384	695,844
Gross profit	98,008	98,279	299,310	298,851
Store expenses	72,220	71,719	216,802	218,000
Administrative expenses	9,504	10,949	32,464	33,486
Pre-opening expenses	1,288	24	2,296	877
Operating income	14,996	15,587	47,748	46,488
Interest expense, net	(663)	(694)	(2,008)	(2,367)
Income before income taxes	14,333	14,893	45,740	44,121
Provision for income taxes	(3,260)	(3,288)	(9,899)	(9,477)
Net income	$11,073	11,605	35,841	34,644

Net income per share of common stock:
Basic	$0.48	0.51	1.56	1.51
Diluted	$0.48	0.50	1.54	1.49
Weighted average number of shares of common stock outstanding:
Basic	23,042,821	22,951,339	23,028,701	22,930,084
Diluted	23,263,405	23,311,935	23,241,884	23,247,316

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended June 30,
	2026	2025
Operating activities:
Net income	$35,841	34,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,456	23,791
Loss on impairment of long-lived assets and store closing costs	21	81
Gain on disposal of property and equipment	(11)	(30)
Share-based compensation	2,783	3,100
Deferred income tax expense (benefit)	1,540	(2,444)
Non-cash interest expense	4	3
Other	385	3
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	2,631	(1,055)
Merchandise inventory	(2,326)	(3,954)
Prepaid expenses and other assets	(2,636)	(5,232)
Income tax receivable	(2,383)	—
Operating lease assets	25,904	25,221
(Decrease) increase in:
Operating lease liabilities	(26,080)	(25,565)
Accounts payable	5,686	(4,520)
Accrued expenses	(10,718)	(4,366)
Net cash provided by operating activities	55,097	39,677
Investing activities:
Acquisition of property and equipment	(39,936)	(23,124)
Acquisition of other intangibles	(460)	(167)
Proceeds from sale of property and equipment	29	44
Proceeds from property insurance settlements	25	305
Net cash used in investing activities	(40,342)	(22,942)
Financing activities:
Borrowings under revolving loans	491,700	486,200
Repayments under revolving loans	(491,700)	(486,200)
Finance lease obligation payments	(2,801)	(2,931)
Dividends to shareholders	(10,366)	(8,255)
Payments on withholding tax for restricted stock unit vesting	(1,237)	(1,242)
Net cash used in financing activities	(14,404)	(12,428)
Net increase in cash and cash equivalents	351	4,307
Cash and cash equivalents, beginning of period	17,116	8,871
Cash and cash equivalents, end of period	$17,467	13,178
Supplemental disclosures of cash flow information:
Cash paid for interest	$596	959
Cash paid for interest on finance lease obligations, net of capitalized interest of $313 and $164, respectively	1,359	1,441
Income taxes paid	10,742	11,644
Supplemental disclosures of non-cash investing and financing activities:
Acquisition of property and equipment not yet paid	$5,375	2,157
Lease assets obtained in exchange for new operating lease obligations	18,386	14,022
Lease assets obtained in exchange for new finance lease obligations	(32)	3,135
Building and land acquired in exchange for assumed Co-PACE Financing	1,343	—
Tenant lease intangibles acquired in exchange for assumed Co-PACE Financing	109	—

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended June 30, 2026 and 2025

(Unaudited)

(Dollars in thousands, except per share data)

	Common stock –
	$0.001 par value		Additional		Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	stockholders’ equity
Balances September 30, 2025	22,954,712	$23	$63,033	$149,339	$212,395
Net income	—	—	—	11,334	11,334
Share-based compensation	—	—	(263)	—	(263)
Issuance of common stock	78,381	—	—	—	—
Cash dividend	—	—	—	(3,455)	(3,455)
Balances December 31, 2025	23,033,093	23	62,770	157,218	220,011
Net income	—	—	—	13,434	13,434
Share-based compensation	—	—	905	—	905
Issuance of common stock	7,693	—	—	—	—
Cash dividend	—	—	—	(3,455)	(3,455)
Balances March 31, 2026	23,040,786	23	63,675	167,197	230,895
Net income	—	—	—	11,073	11,073
Share-based compensation	—	—	904	—	904
Issuance of common stock	5,065	—	—	—	—
Cash dividend	—	—	—	(3,456)	(3,456)
Balances June 30, 2026	23,045,851	$23	$64,579	$174,814	$239,416

	Common stock –
	$0.001 par value		Additional		Total
	Shares outstanding	Amount	paid-in capital	Retained earnings	stockholders’ equity
Balances September 30, 2024	22,888,540	$23	$60,327	$113,904	$174,254
Net income	—	—	—	9,938	9,938
Share-based compensation	—	—	433	—	433
Issuance of common stock	42,686	—	—	—	—
Cash dividend	—	—	—	(2,749)	(2,749)
Balances December 31, 2024	22,931,226	23	60,760	121,093	181,876
Net income	—	—	—	13,101	13,101
Share-based compensation	—	—	749	—	749
Issuance of common stock	14,900	—	—	—	—
Cash dividend	—	—	—	(2,751)	(2,751)
Balances March 31, 2025	22,946,126	23	61,509	131,443	192,975
Net income	—	—	—	11,605	11,605
Share-based compensation	—	—	676	—	676
Issuance of common stock	7,983	—	—	—	—
Cash dividend	—	—	—	(2,755)	(2,755)
Balances June 30, 2025	22,954,109	$23	$62,185	$140,293	$202,501

See accompanying notes to unaudited interim consolidated financial statements.

NATURAL GROCERS BY VITAMIN COTTAGE, INC.

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2026 and 2025

1. Organization

Nature of Business

Natural Grocers by Vitamin Cottage, Inc. (Natural Grocers or the holding company) and its consolidated subsidiaries (collectively, the Company) operate retail stores that specialize in natural and organic groceries, dietary supplements and body care products. The Company operated 172 and 169 stores as of June 30, 2026 and September 30, 2025, respectively, in 22 and 21 states, respectively. The Company also has a bulk food repackaging facility and distribution center in Golden, Colorado, and an office building that the Company intends to use as its future corporate headquarters in Lakewood, Colorado.

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

The balance of contract liabilities related to unredeemed gift cards was $1.6 million as of June 30, 2026 and September 30, 2025. Revenue for the three months ended June 30, 2026 and 2025 includes less than $0.1 million and $0.1 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2025 and 2024, respectively. Revenue for the nine months ended June 30, 2026 and 2025 includes $0.5 million and $0.7 million, respectively, that was included in the contract liability balance of unredeemed gift cards at September 30, 2025 and 2024, respectively.

Rewards program points are accrued as deferred revenue at the retail value per point, net of estimated breakage based on historical redemption rates experienced within the rewards program. Rewards points are forfeited at the end of each calendar year.

The following table disaggregates the Company’s revenue by product category for the three and nine months ended June 30, 2026 and 2025, dollars in thousands and as a percentage of net sales:

	Three months ended June 30,				Nine months ended June 30,
	2026		2025		2026		2025
Grocery	$243,989	73%	235,286	72	731,385	73	710,432	71
Dietary supplements	59,854	18	61,988	19	184,555	18	189,718	19
Body care, pet care and other	30,896	9	31,431	9	91,754	9	94,545	10
	$334,739	100%	328,705	100	1,007,694	100	994,695	100

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

The following table presents the Company’s basic and diluted EPS for the three and nine months ended June 30, 2026 and 2025, dollars in thousands, except per share data:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Net income	$11,073	11,605	35,841	34,644

Weighted average number of shares of common stock outstanding	23,042,821	22,951,339	23,028,701	22,930,084
Effect of dilutive securities	220,584	360,596	213,183	317,232
Weighted average number of shares of common stock outstanding including effect of dilutive securities	23,263,405	23,311,935	23,241,884	23,247,316

Basic earnings per share	$0.48	0.51	1.56	1.51
Diluted earnings per share	$0.48	0.50	1.54	1.49

There were 95,121 and no non-vested RSUs for the three months ended June 30, 2026 and 2025, respectively, and 126,880 and 32,096 non-vested RSUs for the nine months ended June 30, 2026 and 2025, respectively, excluded from the calculation of diluted EPS as they were antidilutive.

5. Debt

Credit Facility

The Company is party to a credit facility originally entered into on January 28, 2016, as subsequently amended, consisting of a revolving loan facility and, prior to its repayment in September 2024, a $35.0 million term loan (the Term Loan, and, collectively, the Credit Facility). As of September 30, 2024, the Company had fully repaid all remaining amounts outstanding under the Term Loan. The operating company is the borrower under the Credit Facility and its obligations under the Credit Facility are guaranteed by the holding company. The Credit Facility is secured by a lien on substantially all of the Company’s assets. At June 30, 2026, the aggregate revolving commitment amount available under the Credit Facility was $70.0 million, including a $5.0 million sublimit for standby letters of credit. The Company has the right to borrow, prepay and re-borrow revolving amounts under the Credit Facility at any time prior to its maturity date without premium or penalty. The aggregate revolving commitment amount is automatically and permanently reduced by $2.5 million on each anniversary date until the Credit Facility matures on November 16, 2028, unless the Company has previously exercised its option to reduce the aggregate revolving commitments to a lower amount.

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

The Company had no revolving loan amounts outstanding under the Credit Facility as of June 30, 2026 and September 30, 2025. The Company had undrawn, issued and outstanding letters of credit of $2.7 million and $2.4 million as of June 30, 2026 and September 30, 2025, respectively, which were reserved against the amount available for borrowing under the terms of the Credit Facility. The Company had $67.3 million and $70.1 million available for borrowing under the Credit Facility as of June 30, 2026 and September 30, 2025, respectively.

As of June 30, 2026 and September 30, 2025, the Company was in compliance with all covenants under the Credit Facility.

Co-PACE Financing

On January 21, 2026, in connection with the acquisition of an office building and land, which the Company intends to use as its future corporate headquarters, and related tenant lease intangibles, the Company assumed debt, in the form of financing for clean and efficient energy improvements (Co-PACE Financing), of $1.5 million, with semi-annual payments of $0.1 million each, a fixed annual interest rate of 5.9% and a maturity date of June 15, 2038. As part of the asset acquisition, the seller prepaid both of the scheduled calendar year 2026 payments. The assumed Co-PACE Financing is secured by an assessment lien on the acquired land and building. The Company had $1.5 million outstanding under the Co-PACE Financing as of June 30, 2026.

Lease Obligations

The Company had 24 and 25 leases that were classified as finance leases as of June 30, 2026 and September 30, 2025, respectively. No rent expense is recorded for these finance leases; rather, rental payments under such leases are recognized as a reduction of the lease obligation and as interest expense. The interest rate on finance lease obligations is determined at the commencement of the lease.

Interest

The Company incurred gross interest expense of $0.7 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and $2.3 million and $2.5 million for the nine months ended June 30, 2026 and 2025, respectively. Interest expense for the three and nine months ended June 30, 2026 and 2025 relates primarily to interest on finance lease obligations, the Credit Facility and the Co-PACE Financing. The Company capitalized interest of $0.1 million for each of the three months ended June 30, 2026 and 2025, and $0.3 million and $0.2 million for the nine months ended June 30, 2026 and 2025, respectively.

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

The Company did not repurchase any shares of common stock during the three and nine months ended June 30, 2026 and 2025. At June 30, 2026 and September 30, 2025, the Company held no shares in treasury.

Dividends

The Company paid a quarterly cash dividend of $0.15 per share of common stock in each of the first three quarters of fiscal year 2026 and $0.12 per share of common stock in each of the first three quarters of fiscal year 2025.

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

The Company has four operating leases with Chalet Properties, LLC (Chalet), one operating lease with the Isely Family Land Trust LLC (Land Trust) and one operating lease with FTVC, LLC (FTVC), each of which is a related party (see Note 13). The leases began at various times with the earliest commencing in November 1999, continue for various terms through May 2042 and include various options to renew. The terms and rental rates of these leases have been approved by our audit committee in accordance with our related party transaction policy. As of June 30, 2026, these leases accounted for $9.6 million of operating lease assets and $9.8 million of operating lease liabilities, of which $0.8 million was current, and are included in the disclosures below. Lease expense is recognized on a straight-line basis and was $0.3 million for each of the three months ended June 30, 2026 and 2025 and $1.0 million and $0.9 million for the nine months ended June 30, 2026 and 2025, respectively.

The components of total lease cost for the three and nine months ended June 30, 2026 and 2025 were as follows, dollars in thousands:

		Three months ended		Nine months ended
		June 30,		June 30,
Lease cost	Classification	2026	2025	2026	2025
Operating lease cost:
	Cost of goods sold and occupancy costs	$11,211	11,143	33,333	33,201
	Store expenses	62	115	346	346
	Administrative expenses	119	98	295	295
	Pre-opening expenses	249	17	698	226
Finance lease cost:
Depreciation of lease assets:
	Store expenses	1,066	1,078	3,139	3,234
	Pre-opening expenses	22	10	130	10
Interest on lease liabilities:
	Interest expense, net	544	533	1,672	1,605
Short-term lease cost	Store expenses	908	853	2,612	2,514
Variable lease cost	Cost of goods sold and occupancy costs (1)	1,826	1,887	5,233	5,412
Sublease income	Store expenses	(74)	(80)	(261)	(300)
Total lease cost		$15,933	15,654	47,197	46,543

(1) Immaterial balances related to corporate headquarters and distribution center are included in administrative expenses and store expenses, respectively.

Additional information related to the Company’s leases for the three and nine months ended June 30, 2026 and 2025 was as follows, dollars in thousands:

	Three months ended		Nine months ended
	June 30,		June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,789	11,529	34,848	34,411
Operating cash flows from finance leases	544	533	1,672	1,605
Financing cash flows from finance leases	982	980	2,801	2,931
Lease assets obtained in exchange for new lease liabilities:
Operating leases	7,133	5,740	18,386	14,022
Finance leases	—	3,135	(32)	3,135

Additional information related to the Company’s leases as of June 30, 2026 and 2025 was as follows:

	June 30,
	2026	2025
Weighted-average remaining lease term (in years):
Operating leases	9.2	9.4
Finance leases	15.1	14.0
Weighted-average discount rate:
Operating leases	4.4%	4.2
Finance leases	4.9%	4.9

During the nine months ended June 30, 2026, the Company purchased a store’s previously leased land and building. This resulted in reductions of $0.5 million and $1.1 million in operating and finance lease liabilities with the offset to their related lease assets, respectively, and the reclassification of less than $(0.1) million and $(0.3) million of operating and finance lease assets, as adjusted by the reduction of their related liabilities, respectively, to property and equipment. During the nine months ended June 30, 2025, the Company early terminated a lease due to a store relocation, and, as a result, the Company wrote off operating lease assets and liabilities of less than $0.1 million each and recorded a gain of less than $0.1 million. In addition, during the nine months ended June 30, 2025, the Company recorded impairment charges related to operating lease assets of $0.1 million, associated with store closures and an early store relocation.

Future lease payments under non-cancellable leases as of June 30, 2026 were as follows, dollars in thousands:

Fiscal year	Operating leases	Finance leases	Total
Remainder of 2026	$12,060	1,573	13,633
2027	48,671	6,312	54,983
2028	46,185	5,225	51,410
2029	41,846	4,064	45,910
2030	37,386	4,079	41,465
Thereafter	152,849	44,661	197,510
Total future undiscounted lease payments	338,997	65,914	404,911
Less imputed interest	(63,541)	(20,142)	(83,683)
Total reported lease liability	275,456	45,772	321,228
Less current portion	(37,728)	(4,253)	(41,981)
Noncurrent lease liability	$237,728	41,519	279,247

The table above excludes $6.0 million of legally binding minimum lease payments for leases that had been executed as of June 30, 2026 but whose terms had not yet commenced.

The Company rents certain portions of owned real estate to third parties. The rentals have all been classified as either operating leases or short-term rental arrangements. Certain of the operating leases have remaining lease terms that extend through fiscal year 2031. Some of the operating leases provide for renewal options, with the exercise of the lease renewal option at the sole discretion of the tenant. The Company recognizes the fixed operating lease rents on a straight-line basis and the variable rental income, such as short-term rental income and reimbursed landlord expenses, when earned. The Company has elected to account for the lease and non-lease components as a single lease component.

The total rental income for the three and nine months ended June 30, 2026 and 2025 was as follows, dollars in thousands:

		Three months ended		Nine months ended
		June 30,		June 30,
Rental income	Classification	2026	2025	2026	2025
Operating	Administrative expenses	$143	—	280	—
Variable	Administrative expenses	30	—	61	—
Total rental income		$173	—	341	—

The future undiscounted lease collections as of June 30, 2026 were as follows, dollars in thousands:

Fiscal year	Operating lease
Remainder of 2026	$148
2027	483
2028	423
2029	402
2030	305
Thereafter	35
Total future undiscounted lease collections	$1,796

8. Property and Equipment

The Company had the following property and equipment balances as of June 30, 2026 and September 30, 2025, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2026	September 30, 2025
Property and equipment, net – held and used:
Construction in process		n/a		$7,608	3,009
Land		n/a		13,426	10,990
Buildings	16	–	40	72,687	65,591
Land improvements	1	–	24	2,906	2,600
Leasehold and building improvements	1	–	25	202,080	192,171
Fixtures and equipment	5	–	7	181,038	173,491
Computer hardware and software	7	–	5	35,639	32,968
				515,384	480,820
Less accumulated depreciation and amortization				(311,448)	(298,079)
Property and equipment, net – held and used				203,936	182,741

Property and equipment, net – held for rental:
Land		n/a		1,143	—
Buildings		30		2,200	—
				3,343	—
Less accumulated depreciation and amortization				(282)	—
Property and equipment, net – held for rental				3,061	—
Total property and equipment, net				$206,997	182,741

Depreciation and amortization expense for the three and nine months ended June 30, 2026 and 2025 is summarized as follows, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Depreciation and amortization expense included in cost of goods sold and occupancy costs	$216	207	653	603
Depreciation and amortization expense included in store expenses	7,128	6,909	20,904	21,087
Depreciation and amortization expense included in administrative expenses	966	827	2,769	2,091
Depreciation and amortization expense included in pre-opening expenses	22	10	130	10
Total depreciation and amortization expense	$8,332	7,953	24,456	23,791

9. Other Assets

Other assets as of June 30, 2026 and September 30, 2025, are summarized as follows, dollars in thousands:

				As of
	Useful lives			June 30,	September 30,
	(in years)			2026	2025
Amortizable other assets:
Software hosting arrangement (SaaS) implementation costs	3	–	7	$5,530	5,150
Less accumulated amortization				(385)	(7)
Amortizable other assets, net				5,145	5,143
Deposits		n/a		135	180
Deferred lease and sublease income, net		n/a		106	127
Other		n/a		1	2
Total other assets				$5,387	5,452

10. Goodwill and Other Intangible Assets

The Company had the following goodwill and other intangible asset balances as of June 30, 2026 and September 30, 2025, dollars in thousands:

				As of
	Useful lives (in years)			June 30, 2026	September 30, 2025
Amortizable intangible assets:
Internal-use software	1	–	7	$15,016	14,969
Accumulated amortization				(10,253)	(8,874)
Internal-use software, net				4,763	6,095

Deferred financing costs	3	–	8	159	159
Accumulated amortization				(148)	(144)
Deferred financing costs, net				11	15

Other	1	–	10	92	92
Accumulated amortization				(59)	(55)
Other, net				33	37

Acquired in-place tenant leases	1	–	5	500	—
Accumulated amortization				(118)	—
Acquired above market tenant leases	1	–	5	25	—
Accumulated amortization				(7)	—
Total acquired tenant lease intangibles, net				400	—
Total amortizable intangible assets, net				5,207	6,147
Internal-use software in process		n/a		7	21
Trademarks	Indefinite			389	389
Total other intangibles, net				5,603	6,557
Goodwill	Indefinite			5,198	5,198
Total goodwill and other intangibles, net				$10,801	11,755

On January 21, 2026, the Company recognized, in connection with the acquisition of an office building and land, total tenant lease intangibles of $0.5 million, comprised of in-place tenant lease intangibles of $0.5 million and above market tenant lease intangibles of less than $0.1 million. The amortization for in-place tenant lease intangibles and above market tenant lease intangibles is recorded as amortization expense and reductions of rental income, respectively, and both are amortized on a straight-line basis over the related remaining lease terms and reported in administrative expenses in the Company’s consolidated statement of income. As of January 21, 2026, the remaining weighted-average amortization period was 3.0 years and 2.8 years for in-place tenant lease intangibles and above market tenant lease intangibles, respectively, and the weighted-average period prior to commencement of the renewal options was 1.9 years.

11. Accrued Expenses

The composition of accrued expenses as of June 30, 2026 and September 30, 2025 is summarized as follows, dollars in thousands:

	As of
	June 30,	September 30,
	2026	2025
Payroll and employee-related expenses	$14,062	23,208
Accrued property, sales, and use tax payable	8,242	10,028
Accrued marketing expenses	603	428
Deferred revenue	1,767	1,927
Other	1,844	1,645
Total accrued expenses	$26,518	37,236

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

On July 4, 2025, the U.S. federal government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA, among other things, provides for the immediate deduction for domestic research or experimental expenditures, which commenced for the Company at the beginning of fiscal year 2026. The enactment of this provision of the OBBBA did not have a material impact on the Company’s consolidated financial statements for the three and nine months ended June 30, 2026.

13. Related Party Transactions

The Company has ongoing relationships with related entities as noted below:

Chalet Properties, LLC: The Company has four operating leases (see Note 7) with Chalet. Chalet is owned by the Company’s four non-independent Board members: Kemper Isely, Zephyr Isely, Heather Isely and Elizabeth Isely, and other related family members. Rent paid to Chalet was $0.2 million for each of the three months ended June 30, 2026 and 2025, and $0.7 million and $0.6 million for the nine months ended June 30, 2026 and 2025, respectively.

Isely Family Land Trust LLC: The Company has one operating lease (see Note 7) with the Land Trust. The Land Trust is owned by the Isely Children’s Trust and by the Margaret A. Isely Family Trust. Rent paid to the Land Trust was $0.1 million for each of the three months ended June 30, 2026 and 2025 and was $0.2 million for each of the nine months ended June 30, 2026 and 2025.

FTVC LLC: The Company has one operating lease (see Note 7) with FTVC, which is owned by the Company’s four non-independent Board members and other related family members. Rent paid to FTVC was less than $0.1 million for each of the three months ended June 30, 2026 and 2025 and was $0.1 million and less than $0.1million for the nine months ended June 30, 2026 and 2025, respectively.

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

The following table represents the significant categories and amounts that are regularly reviewed by the CODM and included in the segment's net income, dollars in thousands:

	Three months ended		Nine months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$334,739	328,705	1,007,694	994,695
Less:
Cost of goods sold and occupancy costs	236,731	230,426	708,384	695,844
Direct operating costs	79,004	78,293	237,093	237,826
Pre-opening expenses	1,288	24	2,296	877
Other segment items (1)	2,720	4,375	12,173	13,660
Interest expense, net	663	694	2,008	2,367
Provision for income taxes	3,260	3,288	9,899	9,477
Net income	$11,073	11,605	35,841	34,644

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

Business Interruption Insurance Recovery Gain

In June 2025, the Company’s primary distributor, United Natural Foods, Inc. (UNFI), experienced a cybersecurity incident that temporarily impacted UNFI’s ability to fulfill orders and distribute products to the Company’s stores, resulting in product shortages in June and July 2025 and, consequently, lost sales and gross profit. The Company submitted a business interruption insurance claim, and, during the three and nine months ended June 30, 2026, the Company realized a recovery and, therefore, recorded a gain of $2.0 million in administrative expenses.

16. Subsequent Event

Dividends

On August 5, 2026, the Board approved the payment of a quarterly cash dividend of $0.15 per share of common stock to be paid on September 2, 2026 to stockholders of record as of the close of business on August 17, 2026.

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

Company Overview

We operate natural and organic grocery and dietary supplement stores that are focused on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We offer a variety of natural and organic groceries, dietary supplements and body care products that meet our strict quality standards. We believe we have been at the forefront of the natural and organic foods movement since our founding. We are headquartered in Lakewood, Colorado. As of June 30, 2026, we operated 172 stores in 22 states, including Colorado, Arizona, Arkansas, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington, Wisconsin and Wyoming. We also operate a bulk food repackaging facility and distribution center in Golden, Colorado.

We offer a variety of natural and organic groceries and dietary supplements that meet our strict quality guidelines. The sizes of our stores range from approximately 7,000 to 17,000 selling square feet.

The growth in the organic and natural foods industry and growing consumer interest in health and nutrition have enabled us to continue to open new stores and enter new markets. During the five fiscal years ended September 30, 2025, we increased our store count at a compound annual growth rate of 1.2%. In fiscal year 2025, we opened two new stores, relocated/remodeled three existing stores and closed two stores. We plan to open six to seven new stores and relocate/remodel two existing stores in fiscal year 2026. We intend to target an annual new store unit growth rate of 4% to 5% for the foreseeable future. During the nine months ended June 30, 2026, we opened four new stores, relocated two existing stores and closed one store. Between July 1, 2026 and the date of this Form 10-Q, we opened two new stores.

Performance Highlights

Key highlights of our performance for the three and nine months ended June 30, 2026 are discussed briefly below and in further detail throughout this MD&A. Key financial metrics, including, but not limited to, daily average comparable store sales, are defined in the section “Key Financial Metrics in Our Business,” presented later in this MD&A.

●

Net sales. Net sales were $334.7 million for the three months ended June 30, 2026, an increase of $6.0 million, or 1.8%, compared to net sales of $328.7 million for the three months ended June 30, 2025. Net sales were $1,007.7 million for the nine months ended June 30, 2026, an increase of $13.0 million, or 1.3%, compared to net sales of $994.7 million for the nine months ended June 30, 2025.

●

Daily average comparable store sales. Daily average comparable store sales for the three months ended June 30, 2026 increased 1.2% compared to the three months ended June 30, 2025. Daily average comparable store sales for the nine months ended June 30, 2026 increased 1.1% compared to the nine months ended June 30, 2025.

●

Net income. Net income was $11.1 million for the three months ended June 30, 2026, a decrease of $0.5 million, or 4.6%, compared to net income of $11.6 million for the three months ended June 30, 2025. Net income was $35.8 million for the nine months ended June 30, 2026, an increase of $1.2 million, or 3.5%, compared to net income of $34.6 million for the nine months ended June 30, 2025.

●

EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $23.3 million for the three months ended June 30, 2026, a decrease of $0.2 million, or 0.9%, compared to $23.5 million for the three months ended June 30, 2025. EBITDA was $72.2 million for the nine months ended June 30, 2026, an increase of $1.9 million, or 2.7%, compared to $70.3 million for the nine months ended June 30, 2025. EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of EBITDA and a reconciliation of net income to EBITDA.

●

Adjusted EBITDA. Adjusted EBITDA was $22.5 million for the three months ended June 30, 2026, a decrease of $1.8 million, or 7.6%, compared to $24.4 million for the three months ended June 30, 2025. Adjusted EBITDA was $73.4 million for the nine months ended June 30, 2026, a decrease of $0.1 million, or 0.1%, compared to $73.5 million for the nine months ended June 30, 2025. Adjusted EBITDA is not a measure of financial performance under GAAP. Refer to the “Non-GAAP Financial Measures” section in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

●

Liquidity. As of June 30, 2026, cash and cash equivalents was $17.5 million, and there was $67.3 million available for borrowing under our Credit Facility, net of undrawn, issued and outstanding letters of credit of $2.7 million.

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

In recent years, the costs of certain goods we sell were impacted by levels of inflation higher than we have historically experienced, resulting in part from supply disruptions, geopolitical instability, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, other disruptions and the uncertain economic environment. While levels of inflation moderated during the past two fiscal years, recent global events have contributed to higher energy costs, and we are unable to predict the impact of inflationary or disinflationary trends on consumer behavior and our sales and profitability in the future. We believe these factors have contributed to a more dynamic and competitive retail environment, in which consumers have been more value-focused and selective in their discretionary spending choices. These consumer trends have impacted, and may in the future impact, demand for the products we sell. In addition, during 2025 the United States imposed tariffs on a broad range of foreign-sourced products and materials. While the U.S. Supreme Court has ruled that many of the previously imposed tariffs were invalid, the administration has initiated new tariffs and may impose additional tariffs. There can be no assurance that the tariffs imposed or proposed will not have a material impact on our business, financial condition and results of operations. The imposition of additional tariffs and trade restrictions, or a prolonged trade conflict between the United States and its trade partners, could result in adverse and uncertain economic conditions and adversely impact demand for our products.

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

Administrative expenses

Administrative expenses consist of home office-related expenses, such as salary and benefits, share-based compensation, office supplies, hardware and software expenses, depreciation and amortization expense, occupancy costs (including rent, common area maintenance, real estate taxes and utilities), software services expenses, professional services expenses, expenses associated with our Board, expenses related to compliance with the requirements of regulations applicable to publicly traded companies, rental income, business interruption insurance recovery gain, and other general and administrative expenses and income. Depreciation expense included in administrative expenses relates to depreciation for assets directly used at the home office including depreciation on land improvements, leasehold improvements, fixtures and equipment, and computer hardware and software.

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

Interest expense, net

Interest expense consists of the interest associated with our finance lease obligations, Credit Facility and Co-PACE Financing, net of capitalized interest.

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

Results of Operations

The following table presents key components of our results of operations expressed as a percentage of net sales for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Statements of Income Data: *
Net sales	100.0%	100.0	100.0	100.0
Cost of goods sold and occupancy costs	70.7	70.1	70.3	70.0
Gross profit	29.3	29.9	29.7	30.0
Store expenses	21.6	21.8	21.5	21.9
Administrative expenses	2.8	3.3	3.2	3.4
Pre-opening expenses	0.4	—	0.2	0.1
Operating income	4.5	4.7	4.7	4.7
Interest expense, net	(0.2)	(0.2)	(0.2)	(0.2)
Income before income taxes	4.3	4.5	4.5	4.4
Provision for income taxes	(1.0)	(1.0)	(1.0)	(1.0)
Net income	3.3%	3.5	3.6	3.5
__________________________
*Figures may not sum due to rounding.

Other Operating Data:
Number of stores at end of period	172	169	172	169
Number of new stores opened during the period	3	—	4	2
Number of stores relocated/remodeled during the period	1	—	2	2
Number of stores closed during the period	—	—	1	2
Twelve-month store unit growth rate	1.8%	0.6	1.8	0.6
Change in daily average comparable store sales	1.2%	7.4	1.1	8.4

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Three months ended June 30,		Change in
	2026	2025	Dollars	Percent
Statements of Income Data:
Net sales	$334,739	328,705	6,034	1.8%
Cost of goods sold and occupancy costs	236,731	230,426	6,305	2.7
Gross profit	98,008	98,279	(271)	(0.3)
Store expenses	72,220	71,719	501	0.7
Administrative expenses	9,504	10,949	(1,445)	(13.2)
Pre-opening expenses	1,288	24	1,264	5,266.7
Operating income	14,996	15,587	(591)	(3.8)
Interest expense, net	(663)	(694)	31	(4.5)
Income before income taxes	14,333	14,893	(560)	(3.8)
Provision for income taxes	(3,260)	(3,288)	28	(0.9)
Net income	$11,073	11,605	(532)	(4.6)%

Net sales

Net sales increased $6.0 million, or 1.8%, to $334.7 million for the three months ended June 30, 2026 compared to $328.7 million for the three months ended June 30, 2025, due to a $4.0 million increase in comparable store sales and a $3.1 million increase in new store sales, partially offset by a $1.1 million decrease in net sales related to closed stores. Daily average comparable store sales increased 1.2% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The daily average comparable store sales increase resulted from a 3.1% increase in daily average transaction size, partially offset by a 1.8% decrease in daily average transaction count. Comparable store average transaction size was $49.48 for the three months ended June 30, 2026.

Gross profit

Gross profit decreased $0.3 million, or 0.3%, to $98.0 million for the three months ended June 30, 2026 compared to $98.3 million for the three months ended June 30, 2025. Gross profit reflects earnings after product and store occupancy costs. Gross margin decreased to 29.3% for the three months ended June 30, 2026 compared to 29.9% for the three months ended June 30, 2025. The decrease in gross margin was driven by lower product margin primarily due to an unfavorable change in sales mix, as well as higher merchandise inventory shrink and freight costs. The Company’s primary distributor’s cybersecurity incident in the third quarter of fiscal 2025 affected the year-over-year comparability of product margin mix and shrink for the current period.

Store expenses

Store expenses increased $0.5 million, or 0.7%, to $72.2 million for the three months ended June 30, 2026 compared to $71.7 million for the three months ended June 30, 2025. Store expenses as a percentage of net sales were 21.6% and 21.8% for the three months ended June 30, 2026 and 2025, respectively. The decrease in store expenses as a percentage of net sales was driven by expense management.

Administrative expenses

Administrative expenses decreased $1.4 million, or 13.2%, to $9.5 million for the three months ended June 30, 2026 compared to $10.9 million for the three months ended June 30, 2025. Administrative expenses as a percentage of net sales were 2.8% and 3.3% for the three months ended June 30, 2026 and 2025, respectively. Administrative expenses for the three months ended June 30, 2026 included a business interruption insurance recovery gain of $2.0 million related to the Company’s primary distributor’s cybersecurity incident in June and July 2025.

Pre-opening expenses

Pre-opening expenses were $1.3 million for the three months ended June 30, 2026 compared to less than $0.1 million for the three months ended June 30, 2025.

Interest expense, net

Interest expense, net of capitalized interest, was $0.7 million for each of the three months ended June 30, 2026 and 2025.

Income taxes

Income tax expense was $3.3 million for each of the three months ended June 30, 2026 and 2025. The Company’s effective income tax rate was 22.7% and 22.1% for the three months ended June 30, 2026 and 2025, respectively.

Net income

Net income was $11.1 million, or $0.48 diluted earnings per share, for the three months ended June 30, 2026 compared to $11.6 million, or $0.50 diluted earnings per share, for the three months ended June 30, 2025.

Nine months ended June 30, 2026 compared to the nine months ended June 30, 2025

The following table summarizes our results of operations and other operating data for the periods presented, dollars in thousands:

	Nine months ended June 30,		Change in
	2026	2025	Dollars	Percent
Statements of Income Data:
Net sales	$1,007,694	994,695	12,999	1.3%
Cost of goods sold and occupancy costs	708,384	695,844	12,540	1.8
Gross profit	299,310	298,851	459	0.2
Store expenses	216,802	218,000	(1,198)	(0.5)
Administrative expenses	32,464	33,486	(1,022)	(3.1)
Pre-opening expenses	2,296	877	1,419	161.8
Operating income	47,748	46,488	1,260	2.7
Interest expense, net	(2,008)	(2,367)	359	(15.2)
Income before income taxes	45,740	44,121	1,619	3.7
Provision for income taxes	(9,899)	(9,477)	(422)	4.5
Net income	$35,841	34,644	1,197	3.5%

Net sales

Net sales increased $13.0 million, or 1.3%, to $1,007.7 million for the nine months ended June 30, 2026 compared to $994.7 million for the nine months ended June 30, 2025, due to an $11.3 million increase in comparable store sales and a $6.6 million increase in new store sales, partially offset by a $5.0 million decrease in net sales related to closed stores. Daily average comparable store sales increased 1.1% for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025. The daily average comparable store sales increase resulted from a 1.8% increase in daily average transaction size, partially offset by a 0.6% decrease in daily average transaction count. Comparable store average transaction size was $49.50 for the nine months ended June 30, 2026.

Gross profit

Gross profit increased $0.5 million, or 0.2%, to $299.3 million for the nine months ended June 30, 2026 compared to $298.9 million for the nine months ended June 30, 2025. Gross profit reflects earnings after product and store occupancy costs. Gross margin decreased to 29.7% for the nine months ended June 30, 2026 compared to 30.0% for the nine months ended June 30, 2025. The decrease in gross margin during the nine months ended June 30, 2026 was driven by lower product margin primarily due to unfavorable sales mix and higher shrink.

Store expenses

Store expenses decreased $1.2 million, or 0.5%, to $216.8 million for the nine months ended June 30, 2026 compared to $218.0 million for the nine months ended June 30, 2025. The decrease in store expenses was driven by expense management. Store expenses as a percentage of net sales were 21.5% and 21.9% for the nine months ended June 30, 2026 and 2025, respectively.

Administrative expenses

Administrative expenses decreased $1.0 million, or 3.1%, to $32.5 million for the nine months ended June 30, 2026 compared to $33.5 million for the nine months ended June 30, 2025. The decrease in administrative expenses was primarily driven by the business interruption insurance recovery gain of $2.0 million recorded during the three months ended June 30, 2026 and lower compensation expenses, partially offset by higher technology expenses. Administrative expenses as a percentage of net sales was 3.2% and 3.4% for the nine months ended June 30, 2026 and 2025, respectively.

Pre-opening expenses

Pre-opening expenses were $2.3 million for the nine months ended June 30, 2026 compared to $0.9 million for the nine months ended June 30, 2025.

Interest expense, net

Interest expense, net of capitalized interest, was $2.0 million for the nine months ended June 30, 2026 compared to $2.4 million for the nine months ended June 30, 2025.

Income taxes

Income tax expense increased $0.4 million for the nine months ended June 30, 2026 to $9.9 million compared to $9.5 million for the nine months ended June 30, 2025. The Company’s effective income tax rate was 21.6% and 21.5% for the nine months ended June 30, 2026 and 2025, respectively.

Net income

Net income was $35.8 million, or $1.54 diluted earnings per share, for the nine months ended June 30, 2026 compared to $34.6 million, or $1.49 diluted earnings per share, for the nine months ended June 30, 2025.

Non-GAAP financial measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA as adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance, including certain items such as impairment charges, store closing costs, share-based compensation, amortization of SaaS implementation costs, business interruption insurance recovery gain, and non-recurring items.

The following table reconciles net income to EBITDA and Adjusted EBITDA, dollars in thousands:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Net income	$11,073	11,605	35,841	34,644
Interest expense, net	663	694	2,008	2,367
Provision for income taxes	3,260	3,288	9,899	9,477
Depreciation and amortization	8,332	7,953	24,456	23,791
EBITDA	23,328	23,540	72,204	70,279
Impairment of long-lived assets and store closing costs	—	—	45	118
Share-based compensation	981	843	2,783	3,100
Amortization of SaaS implementation costs	225	2	378	3
Business interruption insurance recovery gain	(1,993)	—	(1,993)	—
Adjusted EBITDA	$22,541	24,385	73,417	73,500

EBITDA decreased 0.9% to $23.3 million for the three months ended June 30, 2026 compared to $23.5 million for the three months ended June 30, 2025. EBITDA increased 2.7% to $72.2 million for the nine months ended June 30, 2026 compared to $70.3 million for the nine months ended June 30, 2025. EBITDA as a percentage of net sales was 7.0% and 7.2% for the three months ended June 30, 2026 and 2025, respectively. EBITDA as a percentage of net sales was 7.2% and 7.1% for the nine months ended June 30, 2026 and 2025, respectively.

Adjusted EBITDA decreased 7.6% to $22.5 million for the three months ended June 30, 2026 compared to $24.4 million for the three months ended June 30, 2025. Adjusted EBITDA decreased 0.1% to $73.4 million for the nine months ended June 30, 2026 compared to $73.5 million for the nine months ended June 30, 2025. Adjusted EBITDA as a percentage of net sales was 6.7% and 7.4% for the three months ended June 30, 2026 and 2025, respectively. Adjusted EBITDA as a percentage of net sales was 7.3% and 7.4% for the nine months ended June 30, 2026 and 2025, respectively.

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

●

Adjusted EBITDA does not reflect share-based compensation, impairment of long-lived assets, store closing costs, amortization of SaaS implementation costs and business interruption insurance recovery gain;

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

Liquidity and Capital Resources

Our ongoing primary sources of liquidity are cash generated from operations, current balances of cash and cash equivalents and borrowings under our Credit Facility. Our primary uses of cash are for purchases of merchandise inventory, operating expenses, SaaS implementation costs, capital expenditures predominantly in connection with opening, relocating and remodeling stores, property acquisitions, debt service, cash dividends, share repurchases and corporate taxes. As of June 30, 2026, we had $17.5 million in cash and cash equivalents and $67.3 million available for borrowing under our Credit Facility.

In May 2016, our Board authorized a two-year share repurchase program pursuant to which the Company may repurchase up to $10.0 million in shares of the Company’s common stock. Our Board subsequently extended the share repurchase program – most recently in May 2026 – and the current program will terminate on May 31, 2028. We did not repurchase any shares of our common stock during the three months ended June 30, 2026. The dollar value of the shares of the Company’s common stock that may yet be repurchased under the share repurchase program is $8.1 million. Potential future share repurchases under the share repurchase program could be funded by operating cash flow, excess cash balances or borrowings under our Credit Facility. The timing and the number of shares repurchased, if any, will be dictated by our capital needs and stock market conditions.

We paid a quarterly cash dividend of $0.15 per share of common stock in each of the first three quarters of fiscal year 2026. On August 5, 2026, our Board approved the payment of a quarterly cash dividend of $0.15 per share of common stock to be paid on September 2, 2026 to stockholders of record as of the close of business on August 17, 2026.

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

The following is a summary of our operating, investing and financing activities for the periods presented, dollars in thousands:

	Nine months ended June 30,
	2026	2025
Net cash provided by operating activities	$55,097	39,677
Net cash used in investing activities	(40,342)	(22,942)
Net cash used in financing activities	(14,404)	(12,428)
Net increase in cash and cash equivalents	351	4,307
Cash and cash equivalents, beginning of period	17,116	8,871
Cash and cash equivalents, end of period	$17,467	13,178

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, impairment of long-lived assets and store closures, share-based compensation, and changes in deferred taxes, and the effect of changes in operating assets and liabilities. Cash provided by operating activities increased $15.4 million, or 38.9%, to $55.1 million for the nine months ended June 30, 2026 compared to $39.7 million for the nine months ended June 30, 2025. The increase in cash provided by operating activities was the result of increased cash provided by operating assets and liabilities, primarily attributable to the timing of accounts payable payments and lower capitalized SaaS implementation costs, and an increase in cash provided by net income, including the business interruption insurance recovery of $2.0 million, as adjusted for non-cash items.

Investing Activities

Net cash used in investing activities increased $17.4 million, or 75.8%, to $40.3 million for the nine months ended June 30, 2026 compared to $22.9 million for the nine months ended June 30, 2025. This increase was primarily the result of increases in acquisitions of property and equipment of $16.8 million and other intangibles of $0.3 million during the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025, and was primarily attributable to the increased number of new store developments and real property acquisitions.

We plan to spend approximately $4.7 million to $9.7 million on capital expenditures during the remainder of fiscal year 2026 primarily in connection with expected new store openings and store relocations/remodels.

Acquisition of property and equipment not yet paid increased $3.2 million to $5.4 million for the nine months ended June 30, 2026 compared to $2.2 million for the nine months ended June 30, 2025 due to the timing of payments related to the development of new stores and relocations/remodels.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and repayments under our Credit Facility and dividends paid to stockholders. Net cash used in financing activities was $14.4 million for the nine months ended June 30, 2026 compared to $12.4 million for the nine months ended June 30, 2025.

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

The Credit Facility requires compliance with certain customary operational and financial covenants, including a consolidated leverage ratio. The Credit Facility also contains certain other customary limitations on the Company’s ability to incur additional debt, guarantee other obligations, grant liens on assets and make investments or acquisitions, among other limitations. Additionally, the Credit Facility prohibits the payment of cash dividends to the holding company from the operating company without the administrative agent’s consent, provided that so long as no default exists or would arise as a result thereof, the operating company may pay cash dividends to the holding company in an amount sufficient to allow the holding company to: (i) pay various audit, accounting, tax, securities, indemnification, reimbursement, insurance and other reasonable expenses incurred in the ordinary course of business and (ii) repurchase shares of common stock and pay dividends on our common stock in an aggregate amount not to exceed $15.0 million during any fiscal year.

We had no revolving loan amounts outstanding under the Credit Facility as of June 30, 2026 and September 30, 2025. As of June 30, 2026 and September 30, 2025, we had undrawn, issued and outstanding letters of credit of $2.7 million and $2.4 million, respectively, which were reserved against the amount available for borrowing under the Credit Facility. We had $67.3 million and $70.1 million available for borrowing under the Credit Facility as of June 30, 2026 and September 30, 2025, respectively.

As of June 30, 2026 and September 30, 2025, the Company was in compliance with all covenants under the Credit Facility.

Co-PACE Financing

On January 21, 2026, in connection with the acquisition of an office building and land, which we intend to use as our future corporate headquarters, and related tenant lease intangibles, we assumed Co-PACE Financing of $1.5 million, with semi-annual payments of $0.1 million each, a fixed annual interest rate of 5.9% and a maturity date of June 15, 2038. As part of the asset acquisition transaction, the seller prepaid both of the scheduled calendar year 2026 payments. The assumed Co-PACE Financing is secured by an assessment lien on the acquired land and building. We had $1.5 million outstanding under the Co-PACE Financing as of June 30, 2026.

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

Based on that evaluation, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

During our second fiscal quarter, we implemented a new SaaS enterprise resource planning (ERP) system. In connection with the ERP implementation, and resulting business process changes, we reviewed and modified, as necessary, the design and documentation of our internal control over financial reporting processes to maintain effective controls. To date, the ERP implementation has not materially affected our internal control over financial reporting. There have been no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following materials from Natural Grocers by Vitamin Cottage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025 (unaudited); (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2026 and 2025 (unaudited); (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 and 2025 (unaudited); (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2026 and 2025 (unaudited); and (v) Notes to Unaudited Interim Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on August 6, 2026.

Natural Grocers by Vitamin Cottage, Inc.

By:	/s/ KEMPER ISELY
Kemper Isely, Chairman of the Board and Co-President
(Principal Executive Officer)

By:	/s/ RICHARD HALLÉ
Richard Hallé, Chief Financial Officer
(Principal Financial and Accounting Officer)